Form 10-K
period 2007-04-30
Ocean Power Technologies, Inc.
filed 2007-07-30
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-33417

(Exact name of registrant as specified in its charter)

Delaware	22-2535818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1590 REED ROAD
PENNINGTON, NJ 08534

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code (609) 730-0400

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.001	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $49.5 million based on the closing sale price of the registrant’s common stock on that date as reported on the AIM market of the London Stock Exchange plc. The registrant’s common stock was not publicly traded in the United States on that date.

The number of shares outstanding of the registrant’s common stock, as of June 30, 2007 was 10,190,604.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of the Form 10-K into Which Incorporated

Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders	III

OCEAN POWER TECHNOLOGIES, INC.

PowerBuoy® is a registered trademark of Ocean Power Technologies, Inc. The Ocean Power Technologies logo, CellBuoytm, Talk on Watertm and Making Waves in Powersm are trademarks or service marks of Ocean Power Technologies, Inc. All other trademarks appearing in this annual report are the property of their respective holders.

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1 — “Business,” Item 1A — “Risk Factors,” Item 3 — “Legal Proceedings,” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A — “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

We develop and are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The energy in ocean waves is predictable, and electricity from wave energy can be produced on a consistent basis at numerous sites located near major population centers worldwide. Wave energy is an emerging segment of the renewable energy market. Based on our proprietary technology, considerable ocean experience, existing products and expanding commercial relationships, we believe we are the leading wave energy company.

We currently offer two products as part of our line of PowerBuoy® systems: a utility PowerBuoy system and an autonomous PowerBuoy system. Our PowerBuoy system is based on modular, ocean-going buoys, which we have been ocean testing for nearly a decade. The rising and falling of the waves moves the buoy-like structure creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology using proven equipment and processes in novel applications. Our two products are designed for the following applications:

•	Our utility PowerBuoy system is capable of supplying electricity to a local or regional electric power grid. Our wave power stations will be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems, plus the remaining components required to deliver electricity to a power grid. We intend to sell our utility PowerBuoy system to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. Our PowerBuoy interface with the electrical utility power grid has been certified as compliant with international standards. An independent laboratory provided testing and evaluation services to certify that the OPT systems comply with designated national and international standards. The PowerBuoy grid interface will bear the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid.

•	Our autonomous PowerBuoy system is designed to generate power for use independent of the power grid in remote locations. There are a variety of potential applications for this system, including sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

From October 2005 to October 2006, we operated a demonstration PowerBuoy system with a maximum peak, or rated, output of 40 kilowatts, or kW, off the coast of New Jersey under a contract with the New Jersey Board of Public Utilities. This PowerBuoy system was removed from the ocean in October 2006 and underwent planned maintenance and diagnostic testing of the system. We are currently awaiting delivery of replacement mooring lines for this PowerBuoy system, after which we plan to immediately redeploy the system.

Our product development and engineering efforts are focused on increasing the maximum rated output of our utility PowerBuoy system from the current 40kW to 150kW in 2007, then to 250kW in 2008 and ultimately to 500kW in 2010. We believe that by increasing system output, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kilowatt hour of the energy generated. We have made substantial progress in the design, analysis and commencement of fabrication of what we believe to be the first utility-grade underwater substation, or pod, for wave power. The pod serves as the point at which energy generated by several PowerBuoys is aggregated and the voltage is increased, prior to transmission ashore and being fed into the power grid. The required switching and protection circuits for the individual PowerBuoys are also included in the pod. In addition, our 150kW PowerBuoy design effort is well underway. The power conversion and controls system is substantially complete for the 150kW PowerBuoy system, and we expect to commence ocean testing in 2008.

In addition, we are focusing on expanding our key commercial opportunities for both the utility and the autonomous PowerBuoy systems. We currently have commercial relationships with the following:

•	Iberdrola S.A., or Iberdrola, which is a large electric utility company located in Spain and one of the largest renewable energy producers in the world, Total S.A., or Total, which is one of the world’s largest oil and gas companies, and two Spanish governmental agencies for the first phase of the construction of a 1.39 megawatt, or MW, wave power station off the coast of Santoña, Spain. We currently plan for the initial 40kW PowerBuoy system for this project to be ready for deployment by late 2007.

•	Total and Iberdrola to evaluate the development of a wave power station off the coast of France.

•	The United States Navy to develop and build wave power systems at the US Marine Corps Base in Oahu. One PowerBuoy system was installed in connection with this project for a total of eight months over a two-year period. Another PowerBuoy system was deployed in June 2007. After four weeks of initial testing and operation, the system was returned to shore for diagnostic analysis and repair. Work is currently in progress on the design and construction of a third PowerBuoy system, which is expected to be ready for deployment at the Marine Corps Base in Oahu by the end of 2007.

•	Lockheed Martin Corporation to market cooperatively with us our autonomous PowerBuoy system for use with Lockheed Martin equipment. Lockheed Martin successfully completed an ocean test of an autonomous PowerBuoy system in September 2004.

As part of our marketing efforts, we use demonstration wave power stations to establish the feasibility of wave power generation. In addition to the demonstration PowerBuoy system operated off the coast of New Jersey, we plan to develop and operate two additional demonstration wave power stations. Unlike the New Jersey power system, these demonstration wave power stations will, if approved and constructed as planned, be connected to the local power grids.

In February 2006, we received approval from the South West of England Regional Development Agency to install a 5MW demonstration wave power station off the coast of Cornwall, England.

In February 2007, the US Federal Energy Regulatory Commission granted us a preliminary permit to evaluate the feasibility of a location off the coast of Reedsport, Oregon for the proposed construction and operation of a wave power station with an anticipated maximum rated output of 50MW, of which up to the first 5MW will be a demonstration wave power station. In February 2007, we signed a cooperative agreement with a utility partner, Pacific Northwest Generating Cooperative, or PNGC, for the development of a wave power station. In July 2007, we filed a Pre-Application Document and Notice of Intent with the US Federal Energy Regulatory Commission for Reedsport, which provides notice of our intent to seek a license for the Reedsport wave park and information regarding the project. We believe this is the first Pre-Application Document and Notice of Intent filed by a wave power company, and is an important step in the full licensing process for the Reedsport project.

We plan to generate revenue from the demonstration wave power stations in Cornwall and Reedsport by selling electricity to utilities.

In March 2007, we were awarded funding from the Scottish Ministers’ Wave and Tidal Energy Support Scheme, managed by the Scottish Executive. This funding is to support the design, manufacture and installation of a single 150kW PowerBuoy system in Orkney, Scotland.

In January 2007, we filed applications with the US Federal Energy Regulatory Commission for preliminary permits to evaluate the feasibility of two locations, off the coasts of Coos Bay, Oregon and Newport, Oregon, for the proposed construction and operation of wave power stations, each with an anticipated maximum rated output of 100MW.

In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this 18-month program, the Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware. Our principal executive offices are located at 1590 Reed Road, Pennington, New Jersey 08534, and our telephone number is (609) 730-0400. Our website address is www.oceanpowertechnologies.com. The information on our website is not a part of this Annual Report. Our common stock has been listed on the AIM market of the London Stock Exchange plc since October 2003 and on the NASDAQ Global Market since April 24, 2007, the date on which we commenced our initial public offering in the

United States. In that offering, we sold 5,000,000 shares of our common stock at a price to the public of $20.00 per share.

Our Market

Global demand for electric power is expected to increase from 14.8 trillion kilowatt hours in 2003 to 30.1 trillion kilowatt hours by 2030, according to the Energy Information Administration, or the EIA. To meet this demand, the International Energy Agency, or the IEA, estimates that investments in new generating capacity will exceed $4 trillion in the period from 2003 to 2030, of which $1.6 trillion will be for new renewable energy generation equipment.

According to the IEA, fossil fuels such as coal, oil and natural gas generated over 60% of the world’s electricity in 2002. However, a variety of factors are contributing to the increasing development of renewable energy systems that capture energy from replenishable natural resources, including ocean waves, flowing water, wind and sunlight, and convert it into electricity.

•	Rising cost of fossil fuels. The cost of fossil fuel used to generate electricity has been rising. From 2000 to 2005 in the United States, the cost of coal used for electricity generation increased by 28%, the cost of natural gas used for electricity generation increased by 91% and the cost of oil used for electricity generation increased by 64%.

•	Dependence on energy from foreign sources. Many countries, including the United States, Japan and much of Europe, depend on foreign resources for a majority of their domestic energy needs. Concerns over political and economic instability in some of the leading energy producing regions of the world are encouraging consuming countries to diversify their sources of energy.

•	Environmental concerns. Environmental concerns regarding the by-products of fossil fuels have led many countries and several US states to agree to reduce emissions of carbon dioxide and other gases associated with the use of fossil fuels and to adopt policies promoting the development of cleaner technologies.

•	Government incentives. Many countries have adopted policies to provide incentives for the development and use of renewable energy sources, such as subsidies to encourage the commercialization of renewable energy power generation.

•	Infrastructure constraints. In many parts of the world, the existing electricity infrastructure is insufficient to meet projected, and in some places existing, demand. Expansion of generating capacity from existing energy sources is frequently hindered by significant regulatory, political and economic constraints.

As a result of these and other factors, the EIA projects that grid-connected generating capacity fueled by renewable energy resources will continue to grow over the next 25 years.

Wave Energy

The energy in ocean waves is a form of renewable energy that can be harnessed to generate electricity. Ocean waves are created when wind moves across the ocean surface. The interaction between the wind and the ocean surface causes energy to be exchanged. At first, small waves occur on the ocean surface. As this process continues, the waves become larger and the distance between the tops of the waves becomes longer. The size of the waves, and the amount of energy contained in the waves, depends on the wind speed, the time the wind blows over the waves and the distance covered. The rising and falling of the waves moves our PowerBuoy system creating mechanical energy that our proprietary technologies convert into usable electricity.

There are a variety of benefits to using wave energy for electricity generation.

•	Scalability within a small site area. Due to the tremendous energy in ocean waves, wave power stations with high capacity — 50MW and above — can be installed in a relatively small area. We estimate that, upon completion of the development of our 500kW PowerBuoy system, we would be able to construct a wave power station that would occupy less than one-tenth of the ocean surface occupied by an offshore wind power station of equivalent capacity.

•	Predictability. The supply of electricity from wave energy can be forecasted in advance. The amount of energy a wave thousands of miles away will have when it arrives at a wave power station days later can be calculated based on satellite images and meteorological data with a high degree of accuracy. Customers can use this information to develop sourcing plans to meet their short-term electricity needs.

•	Constant Source of Energy. The annual flow of waves at specific sites can be relatively constant. Based on our studies and analysis of our target sites, we believe our wave power stations will be able to produce usable electricity for approximately 90% of all hours during a year.

There are currently several approaches, in different stages of development, for capturing wave energy and converting it into electricity. Methods for generating electricity from wave energy can be divided into two general categories: onshore systems and offshore systems. Our PowerBuoy system is an offshore system. Offshore systems are typically located one to five miles offshore and in water depths of between 100 and 200 feet. The system can be above, on or below the ocean surface. Many offshore systems utilize a floatation device to harness wave energy. The heaving or pitching of the floatation device due to the force of the waves creates mechanical energy, which is converted into electricity by various technologies. Onshore systems are located at the edge of the shore, often on a sea cliff or a breakwater, and typically must concentrate the wave energy first before using it to drive an electrical generator. Although maintenance costs of onshore systems may be less than those associated with offshore systems, there are a variety of disadvantages with these systems. As waves approach the shore, the energy in the waves decreases; therefore, onshore wave power stations do not take full advantage of the amount of energy that waves in deeper water produce. In addition, there are a limited number of suitable sites for onshore systems and there are environmental and possible aesthetic issues with these wave power stations due to their size and location on the seashore.

The scalability, predictability, constancy and limited environmental impact of offshore wave energy systems such as ours compare favorably with many other renewable energy technologies.

•	Hydroelectric power generates electricity by capturing energy from flowing waters typically stored in and then released from reservoirs. The expansion of hydroelectric power may be limited due to the environmental and ecological impact of hydroelectric power stations.

•	Wind power generates electricity by using wind turbines to harness the energy produced as a result of the wind’s motion and to convert it into electricity. Wind turbine structures, which can be over 300 feet high and have blades with a span over 200 feet wide, require locations with plenty of open space and high average wind speeds. Due to the perceived aesthetic impact of wind turbines, some local governments have zoning restrictions prohibiting the installation of wind farms. In addition, because they are often close to the shore, offshore wind farms share some of the same perceived aesthetic challenges as onshore wind farms.

•	Solar (photo-voltaic) power generates electricity from sunlight. Since the sun’s energy is not always available and is widely scattered, current solar power technology is not scalable to create a large power station for supplying power to the grid.

•	Tidal power captures energy contained in moving water due to tides and water current power captures energy contained in ocean and river flows and non-tidal currents. Both of these technologies require specific geographic characteristics for installation, which limits the availability of suitable sites.

Our Competitive Advantages

We believe that our technology for generating electricity from wave energy and our commercial relationships give us several potential competitive advantages in the renewable energy market.

•	Our PowerBuoy system uses an ocean-tested technology to generate electricity.

•	We have been conducting ocean tests for a decade in order to prove the viability of our technology. We initiated our first ocean installation in 1997 and have had several deployments of our systems for testing and operation since then, the longest of which has lasted 12 months. Our PowerBuoy systems have survived several hurricanes and winter storms while installed in the ocean.

•	We had an operational demonstration PowerBuoy system off the coast of New Jersey from October 2005 until October 2006 when the system was removed from the ocean for planned maintenance and diagnostic testing. We currently plan to build and deploy two additional demonstration wave power stations that, unlike the PowerBuoy system in New Jersey, will provide electricity to the local power grids. In February 2006, we received approval from the South West of England Regional Development Agency to install a demonstration wave power station off the coast of Cornwall, England and in February 2007, the US Federal Energy Regulatory Commission granted us a preliminary permit to evaluate the feasibility of a wave power station off the coast of Reedsport, Oregon, a portion of which will be for demonstration purposes.

•	Our PowerBuoy system’s grid connection has been certified.

•	On July 2, 2007, we announced that our PowerBuoy grid connection system had been certified as compliant with designated national and international standards. This qualifies our technology for integration into utility grid systems.

•	Our PowerBuoy system is efficient in harnessing wave energy.

•	Our PowerBuoy system is designed to efficiently convert wave energy into electricity by using onboard sensors to detect actual wave conditions and then to automatically adjust the performance of the generator using our proprietary electrical and electronics-based control systems in response to that information.

•	One measure of the efficiency of an electric power generation system is load factor. The load factor is the percent of kilowatt hours produced by a system in a given period as compared to the maximum kilowatt hours that could be produced by the system in that period. A high load factor indicates a high degree of utilization of the capacity of the system and provides a means to compare the efficiencies of different energy sources to produce equivalent power outputs (without taking into account the relative costs of constructing such systems). Since we have not yet operated a wave power station, we do not have a measured load factor. However, based on our research and analysis, we believe the load factor for a PowerBuoy wave power station located at most of our targeted sites would be in the range of 30% to 45%.

•	Our PowerBuoy system takes advantage of time-tested and well-known technology.

•	Our PowerBuoy system is designed to combine features of ocean-going buoys with advanced electrical and electronics-based systems. Since standard ocean-going buoys have been deployed in maritime applications for decades, their survival and risk profiles are known and proven. By using electrical, rather than mechanical, engineering solutions whenever possible, we are able to control materials, construction and other capital costs while maintaining reliability.

•	Our PowerBuoy system can be built using easily sourced components supplied by third parties. Due to the PowerBuoy system’s modular design, total construction time is minimized as multiple components can be built simultaneously, and generating capacity can be scaled up or down by incrementally adding or subtracting groups of PowerBuoy units. In addition, our PowerBuoy system can be deployed using common maritime techniques.

•	Numerous potential sites for our wave power stations are located near major population centers worldwide.

•	Our systems are designed to work in sites with average annual wave energy of at least 20kW per meter of wave front, which can be found in many coastal locations around the world. In particular, we are targeting coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. These potential sites not only have appropriate natural resources for harnessing wave energy, but they are also located near large population centers with significant and increasing electricity requirements.

•	We have significant commercial relationships.

•	Our current projects with Iberdrola and Total provide us with an initial opportunity to sell our wave power stations to utilities. By collaborating with leaders in renewable energy development, we believe we are able to accelerate both our in-house knowledge of the utility power generation market and our reputation as a credible renewable energy equipment supplier. If these projects are successful, we intend to leverage our experiences with the Spain and France projects to add wave power stations, new customers and complementary revenue streams from operations and maintenance contracts similar to the agreement we have in connection with the Spain project.

•	For certain customers in need of electricity solutions independent of the grid in defense and related markets, our marketing relationship with Lockheed Martin will enable us to offer a complete solution — both equipment and power generation for that equipment — thereby maximizing the marketability of our autonomous PowerBuoy system for these remote applications.

•	With the funding from the US Navy, we have been able to refine our PowerBuoy system while simultaneously preparing for commercial deployment to address a particular customer need. If we are able to successfully deploy PowerBuoy systems for the US Navy, we believe our market visibility will be significantly enhanced.

•	Our PowerBuoy system has the potential to offer a cost competitive renewable energy power generation solution.

•	Our product development and engineering efforts are focused on increasing the maximum rated output of our utility PowerBuoy system from the current 40kW to 150kW in 2007, then to 250kW in 2008 and ultimately to 500kW in 2010. Assuming we are able to reach manufacturing levels of at least 300 units of 500kW PowerBuoy systems per year, we believe, based upon our research and analysis, that the economies of scale we would have with our fabricators would allow us to offer a renewable electricity solution that competes on a non-subsidized basis with the price of wholesale electricity in key markets. We expect to complete development of our 500kW PowerBuoy system in 2010.

•	Prior to achieving full production levels of the 500kW PowerBuoy system, if we achieve economies of scale for our 150kW or 250kW PowerBuoy systems, we expect to be able to offer a renewable electricity solution that competes with the price of electricity from traditional sources in certain local markets where the current retail price of electricity is relatively high or where sufficient subsidies are available.

•	Our systems are environmentally benign and aesthetically non-intrusive.

•	We believe that our PowerBuoy system does not present significant risks to marine life and does not emit significant levels of pollutants. In connection with our project at the US Marine Corps Base in Hawaii, our customer, the US Navy, obtained an independent environmental assessment of our PowerBuoy system prior to installation, as required by the National Environmental Policy Act. Although our project for the US Navy only contemplates an array of up to six PowerBuoy systems in Hawaii, we believe that PowerBuoy systems deployed in other geographic locations, including larger PowerBuoy systems under development and multiple-system wave power stations, would have minimal environmental impact due to the physical similarities with the tested system.

•	Since our PowerBuoy systems are typically located one to five miles offshore, PowerBuoy wave power stations are usually not visible from the shore. Visual impact is often cited as one of the reasons that many communities have opposed plans to develop power stations. Our PowerBuoy system has the distinct advantage of having only a minimal visual profile. Only a small portion of the unit is visible at close range, with the bulk of the unit hidden below the water.

Our Business Strategy

Our goal is to strengthen our leadership in developing wave energy technologies and commercializing wave power stations and related services. In order to achieve this goal, we are pursuing the following business strategies:

•	Concentrate sales and marketing efforts on four geographic markets. We are focusing our sales and marketing efforts over the next three years on coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. We believe that each of these areas represents a strong potential market for our PowerBuoy wave power stations because they combine appropriate wave conditions, political and economic stability, large population centers, high levels of industrialization and significant and increasing electricity requirements.

•	Continue to increase PowerBuoy system output. Our product development and engineering efforts are focused on increasing the output of our PowerBuoy systems from 40kW to 500kW. We plan to increase the rated output of our PowerBuoy system to 150kW in 2007, to 250kW in 2008 and ultimately to 500kW in 2010. The key to increasing the rated output of the PowerBuoy system is to increase the system’s efficiency as well as its diameter. If we increase the size of a PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the size of the unit’s diameter, we will approximately quadruple its power capacity. We believe that by increasing system output, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kilowatt hour of the energy generated.

•	Construct demonstration wave power stations to encourage market adoption of our wave power stations. Our demonstration wave power stations are intended to allow us to prove the viability of our PowerBuoy systems in a particular region. By enabling customers to experience our technology first-hand, we believe we will be able to facilitate our entry into our target markets. In addition, demonstration wave power stations provide us with the opportunity to test and refine our technology in actual operating conditions. In February 2006, we were approved by the South West of England Regional Development Agency to install a 5MW demonstration wave power station off the coast of Cornwall, England. In February 2007, the US Federal Energy Regulatory Commission granted us a preliminary permit to evaluate the feasibility of a location off the coast of Reedsport, Oregon for the proposed construction and operation of a wave power station with a maximum rated output of 50MW, of which up to the first 5MW will be a demonstration wave power station. We have also filed in July 2007 with the US Federal Energy Regulatory Commission for the Reedsport project what we believe to be the first Pre-Application Document and Notice of Intent filed by a wave power company. This filing provides notice to the US Federal Energy Regulatory Commission of our intent to seek a license for the Reedsport wave park, and provides information regarding the project. The Cornwall and Reedsport power stations will, if approved and constructed as planned, be connected to local power grids.

•	Leverage customer relationships to enhance the commercial acceptance of our utility PowerBuoy system. We currently have commercial relationships with Iberdrola and Total for two projects. We are in the first phase of the construction of a 1.39MW wave power station off the coast of Santoña, Spain, which phase is to be completed by June 30, 2008. We, along with affiliates of Iberdrola and Total, are currently assessing the viability of a 2 to 5MW power station off the coast of France. In addition, we believe that our project at the US Marine Corps Base in Oahu, Hawaii will serve as a prototype wave power station for the installation of wave power stations at other US Navy bases. We intend to build on these existing commercial relationships both by expanding the number and size of projects we have with our current customers and by entering into new alliances and commercial relationships with other utilities and independent power producers.

•	Expand revenue streams from our autonomous PowerBuoy system. The autonomous PowerBuoy system addresses specific power generation needs of customers requiring off-grid electricity generation in remote locations in the open ocean. Since our PowerBuoy systems are well suited for many of these uses, we do not expect that they will require subsidies or other price incentives for commercial acceptance. This equipment might be used for powering sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture. We have entered into a marketing cooperation agreement with Lockheed Martin to identify marketing opportunities for use of our autonomous PowerBuoy system to power Lockheed Martin equipment in remote locations.

•	Maximize revenue opportunities with existing customers. In January 2007, we entered into an agreement under which we are responsible for the monitoring, operation and maintenance of the 40kW PowerBuoy system and the ocean-based substation and infrastructure to be manufactured and deployed in connection with the first phase of the Spain project. Under this agreement, we will be paid a fixed fee for scheduled maintenance, ongoing operations and other routine services and fees to be negotiated for unscheduled repairs. We plan to pursue similar operations and maintenance contracts with future customers, including for our France project, in order to provide us with ongoing revenue streams.

Our Products

We offer two types of PowerBuoy systems: our utility PowerBuoy system, which is designed to supply electricity to a local or regional electric power grid, and our autonomous PowerBuoy system, which is designed to generate power for use independent of the power grid in remote locations. Both products use the same PowerBuoy technology.

Pictured below is our 40kW utility PowerBuoy system at our facilities in New Jersey and installed in the ocean off the coast of New Jersey.

Our PowerBuoy system consists of a floating buoy-like device that is loosely moored to the seabed so that it can freely move up and down in response to the rising and falling of the waves, as well as a power take off device, an electrical generator, a power electronics system and our control system, all of which are sealed in the unit.

The power take off device converts the mechanical stroking created by the movement of the unit caused by ocean waves into rotational mechanical energy, which, in turn, drives the electrical generator. The power electronics system then conditions the output from the generator into usable electricity. The operation of the PowerBuoy system is controlled by our customized control system.

The control system uses sophisticated sensors and an onboard computer to continuously monitor the PowerBuoy subsystems as well as the height, frequency and shape of the waves interacting with the PowerBuoy system. The control system collects data from the sensors and uses proprietary algorithms to electrically adjust the performance of the PowerBuoy system in real-time and on a wave-by-wave basis. By making these electrical adjustments automatically, the PowerBuoy system is able to maximize the amount of usable electricity generated from each wave. We believe that this ability to optimize the performance of the PowerBuoy system in real-time is a significant advantage of our product.

In the event of storm waves larger than 23 feet, the control system automatically locks down the PowerBuoy system and electricity generation is suspended. When the wave heights return to a normal operating range of 23 feet or less, the control system automatically unlocks the PowerBuoy system and electricity generation and transmission recommences. This safety feature prevents the PowerBuoy system from being damaged by the increased amount of energy in storm waves.

Our 40kW PowerBuoy system has a maximum diameter of 12 feet near the surface, and is 52 feet long, with approximately 13 feet of the PowerBuoy system protruding above the surface of the ocean. Larger PowerBuoy systems will be longer and have a larger diameter. For example, our 500kW PowerBuoy system, once developed and manufactured, is expected to have a maximum diameter of approximately 62 feet and be approximately 128 feet long with approximately 26 feet protruding above the ocean surface.

Utility PowerBuoy System

The utility PowerBuoy system is designed to transmit electricity to shore by an underwater power cable, which would then be connected to a power grid. Our utility PowerBuoy system presently has a capacity of 40kW, which we are working to increase to 150kW in 2007, to 250kW in 2008 and ultimately to 500kW in 2010. The utility PowerBuoy system is designed to be positioned in water with a depth of 100 to 200 feet, which can usually be found one to five miles offshore. This depth allows the system to capture meaningful amounts of energy from the waves, since decreasing water depth depletes the energy in the waves.

The mooring system for keeping a utility PowerBuoy system in position connects it by slack lines to three floats that, in turn, are connected by slack lines to three anchors. This is a well-established mooring system, referred to as three-point mooring, which we have improved upon with various technologies that reduce cost and deployment time.

We refer to the entire utility power generation system at one location as a wave power station, which can either be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems connected to an underwater cable to transmit the electricity to shore. Our system is designed to be scalable as multiple PowerBuoy units can be integrated to create a wave power station with a larger output capacity. An array of PowerBuoy systems would typically be arranged in three staggered rows parallel to the incoming wave front to form a long rectangle. This staggered arrangement would maximize the level of wave energy that the wave power station can capture. For example, to create the planned 1.39MW station off the coast of Santoña, Spain, we intend to use an array of one 40kW PowerBuoy system and nine 150kW PowerBuoy systems arranged in three staggered parallel rows of two or four PowerBuoy systems each.

We are also exploring the use of our utility PowerBuoy systems for applications that include generating electricity for desalination of water, hydrogen production, water treatment and natural resource processing. In these instances, the power generated by the utility PowerBuoy system would bypass the grid and be delivered directly to the point of electricity consumption for these special applications.

Status of Utility PowerBuoy Systems

We have made substantial progress in the design, analysis and commencement of fabrication of what we believe to be the first utility-grade underwater substation, or pod, for wave power. The pod serves as the point at which energy generated by several PowerBuoys is aggregated and the voltage is increased, prior to transmission ashore and being fed into the power grid. The required switching and protection circuits for the individual PowerBuoys are also included in the pod.

In addition, our 150kW PowerBuoy design effort is well underway. The power conversion and controls system is substantially complete for the 150kW PowerBuoy system, and we expect to commence ocean testing in 2008.

Our PowerBuoy interface with the electrical utility power grid has been certified as compliant with international standards. An independent laboratory provided testing and evaluation services to certify that the OPT systems comply with designated national and international standards. The PowerBuoy grid interface will bear the ETL listing mark, and can be connected to the utility grid.

Our projects in Spain, France and Hawaii are being conducted in conjunction with third-party customers. We have completed the planning phase for the wave power station to be located at Santoña, Spain and currently have begun construction of a 40kW PowerBuoy system and the underwater infrastructure for the wave power station. This infrastructure includes the underwater substation (pod) designed by us and the undersea transmission cables that allow the power station to be connected to the grid. We are paid in connection with this project as we complete milestones, which include deployment of a 40kW PowerBuoy system. Under our agreement for this first phase of construction, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear the first €0.5 million, or approximately $0.7 million, of any cost overruns and to absorb certain other costs as set forth in the agreement. As of April 30, 2007, we had recognized an anticipated loss of approximately $1.3 million under this contract, which includes costs incurred to date and our current estimate of other amounts we may be required to bear under the agreement. Consistent with our revenue recognition policies, each quarter we evaluate if additional loss amounts need to be recognized. In addition, the second phase of this project contemplates deployment of nine additional 150kW PowerBuoy systems and connection of the ten total PowerBuoy systems in an integrated array. The economic and other terms relating to the second phase of the project have not been negotiated. We currently plan for the initial 40kW PowerBuoy system for this project to be ready for deployment by late 2007 and we expect the remainder of the PowerBuoy systems to be deployed during the summer of 2009.

The wave power station to be located off the west coast of France is in the planning and development phase. We currently anticipate extending the current development contract until June 2008. Before we begin construction of this wave power station, we must enter into an additional agreement with affiliates of Total and Iberdrola. We currently plan to enter into an agreement for the construction of a wave power station prior to the expiration of any extension of the current agreement in June 2008.

At the Marine Corps Base in Oahu, Hawaii, we had installed a wave power system for a total of eight months over a two-year period. Another PowerBuoy system was deployed in June 2007. After four weeks of initial testing and operation, the system was returned to shore for diagnostic analysis and repair. Work is currently in progress on the design and construction of a third PowerBuoy system, which is expected to be ready for deployment at the Marine Corps Base in Oahu by the end of 2007. The US Navy reimburses us for our costs and pays us a fixed fee in connection with this project. Our current contract with the US Navy expires in April 2008.

In February 2006, we received approval from the South West of England Regional Development Agency to install a wave power station off the coast of Cornwall, England, and this project is currently being funded solely by us. We are currently in the planning and development stage. This wave power station will serve as a demonstration wave power station, which we intend to operate as an independent power producer. We plan to collect revenue from the sale of power to electrical utilities.

In February 2007, the US Federal Energy Regulatory Commission granted us a preliminary permit to evaluate the feasibility of a location off the coast of Reedsport, Oregon for the proposed construction and operation of a wave power station with anticipated capacity of 50MW. We plan to operate up to the first 5MW as an independent producer, whereby we would collect revenue from the sale of power to electrical utilities. However, we currently do not have any revenue-generating contracts in place for the sale of energy with respect to this project. We plan to construct the additional 45MW under a supply contract with a third-party customer who, in turn, would own and operate the wave power station. We have begun the planning and development phase of the initial wave power station and have signed a cooperative agreement with PNGC. We have also filed in July 2007 with the US Federal Energy Regulatory Commission a Pre-Application Document and Notice of Intent for Reedsport, which provides notice of our intent to seek a license for the Reedsport wave park, and provides information regarding the project. This is an important step in the full licensing process for the Reedsport project.

Also, in March 2007, we were awarded funding from the Scottish Ministers’ Wave and Tidal Energy Support Scheme, managed by the Scottish Executive. This funding is to support the design, manufacture and installation of a 150kW PowerBuoy system in Orkney, Scotland.

Autonomous PowerBuoy System

The autonomous PowerBuoy system is based on the same technology as the utility PowerBuoy system but is designed for electricity generation of relatively low amounts of power for use independent of the power grid in remote locations. The autonomous PowerBuoy system currently has a maximum rated output ranging from 300 watts to 40kW, depending on the application. Our autonomous PowerBuoy system is designed to operate anywhere in the ocean and in any depth of water.

We expect that autonomous PowerBuoy systems will generally be suitable for use on a stand-alone basis for providing power for specific applications, including sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

Status of Autonomous PowerBuoy Systems

Our PowerBuoy system off the coast of New Jersey was deployed from October 2005 to October 2006 when it was removed from the ocean for planned maintenance. We have conducted extensive diagnostic tests on the system, providing us with information about the effects of ocean deployments, that will help us implement improvements in future PowerBuoy systems. We have discovered no significant problems with the system, and the system has required only routine maintenance. This system was not designed to supply electricity to the power grid, but rather to provide us with operational data and marketing opportunities. We are awaiting delivery of new mooring lines for this PowerBuoy system, after which we plan to immediately redeploy the system. We were partially funded for the construction of this PowerBuoy system by the New Jersey Board of Public Utilities. We do not anticipate recognizing any additional revenue in connection with this project, nor do we expect to incur significant additional investment.

In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this 18-month program, the Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System.

In September 2004, Lockheed Martin completed testing of a PowerBuoy system with a maximum rated output of 1kW for distributed power use on location. Subsequently, we entered into a marketing arrangement with Lockheed Martin whereby we have agreed to market cooperatively our autonomous PowerBuoy system. We expect to generate revenue after entering into agreements with new customers.

Marketing and Sales

We are developing our sales capabilities and have begun commercial marketing and selling of our PowerBuoy systems. Our marketing and sales efforts are currently led and coordinated by Dr. George W. Taylor, our chief executive officer, and Mr. Mark R. Draper, our chief operating officer and the chief executive of Ocean Power Technologies Limited, our wholly-owned subsidiary located in the United Kingdom. Because our products use a new commercial technology, the decision process of a customer requires substantial educational efforts, in which many of our employees may participate. We are currently seeking to hire a vice president of business development and marketing.

In addition to our own direct sales, we will continue to enter into development agreements and strategic alliances with regional utility and energy companies committed to providing electricity from renewable energy sources. We plan to leverage these relationships to sell and market our PowerBuoy wave power stations to these companies and their affiliates and to other customers in the region. We plan to expand our relationships by entering into long-term operations and maintenance contracts to support completed wave power stations. For example, in January 2007, we entered into an agreement for the monitoring, operation and maintenance of the 40kW PowerBuoy system and the ocean-based substation and infrastructure to be manufactured and deployed in connection with the first phase of the Spain project. Under this operations and maintenance agreement, we are required to provide services for two years following provisional acceptance of the PowerBuoy system and substation and infrastructure. We are to be paid a fixed fee for scheduled maintenance, ongoing operations and other routine services, subject to adjustment for unscheduled repairs.

In order to penetrate certain international markets, we plan to implement marketing strategies that respond to local market demands. In particular markets, we may grant licenses to local businesses, including independent power producers, to sell, manufacture or operate PowerBuoy wave power stations.

Utility PowerBuoy System Marketing

We plan to market our utility PowerBuoy systems to utilities and independent power producers interested in adding electricity generated from renewable sources to their existing electricity supply. We are currently targeting customers in coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. In addition, we are exploring the use of our utility PowerBuoy systems for applications that include desalination of water, hydrogen production, water treatment and natural resource processing. In these instances, the power generated by the utility PowerBuoy system would bypass the grid and be delivered directly to the point of electricity consumption for these special applications.

Subsidies and Incentives

Countries in Europe and Asia and several states in the United States have adopted a variety of government subsidies to allow renewable sources of electricity to compete with conventional sources of electricity, such as fossil fuels. Government subsidies and incentives generally focus on grid-connected systems and take several forms, including tariff subsidies, renewable portfolio standards, rebates, tax incentives and low interest loans. In addition, the adoption by governments of limits on carbon dioxide emissions and targets for renewable energy production has spurred a market for trading of surplus carbon credits and renewable energy certificates.

We expect to be able to use the availability of subsidies and other incentives to market the electricity generated by wave power stations as an alternative to fossil fuel generated electricity. We plan to educate potential customers on the availability of these incentives and, where appropriate, work with them to prepare and file the necessary applications, select sites to meet program requirements and take advantage of these incentives.

Demonstration Wave Power Stations

We use demonstration PowerBuoy systems to establish the feasibility of providing wave-generated electricity to customers. Demonstration wave power stations allow potential customers to see first-hand the viability of wave energy as a significant source of electricity. From October 2005 through October 2006, we operated a demonstration PowerBuoy system off the coast of New Jersey, which allowed us to continuously monitor the system and evaluate its performance in actual wave conditions. This PowerBuoy system was removed from the ocean for maintenance and diagnostic testing in October 2006. Although the system did not supply electricity to the power grid, it provided us with valuable operational data as well as important marketing opportunities.

We have identified a site off the coast of the United Kingdom to install a demonstration wave power station of up to 5MW that will connect to the power grid in Cornwall, England. In connection with the development of this wave power station, we are planning to take advantage of incentives offered in the United Kingdom to encourage growth in power derived from renewable sources.

The US Federal Energy Regulatory Commission has granted us a preliminary permit to develop a 50MW PowerBuoy wave power station off the coast of Oregon that will be connected to the local power grid, the first phase of which is expected to be a 2 to 5MW demonstration wave power station. In July 2007, we filed with the US Federal Energy Regulatory Commission a Pre-Application Document and Notice of Intent for the Reedsport project. This provides notice to the US Federal Energy Regulatory Commission of our intent to seek a license for the Reedsport wave park, and provides information regarding the project. We will need additional authorization from the US Federal Energy Regulatory Commission to sell electric power generated from the Oregon wave power station into the wholesale or retail markets.

Autonomous PowerBuoy System Marketing

There are a variety of potential customers, such as the US Department of Homeland Security, that have specific needs for off-grid power generation that can be supplied by our autonomous PowerBuoy. Potential applications for off-grid power supply include sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

In September 2006, we entered into a marketing cooperation agreement with Lockheed Martin under which Lockheed Martin’s Maritime Systems and Sensory business unit and we will work together to identify marketing opportunities for our autonomous PowerBuoy system. For each marketing opportunity Lockheed Martin and we agree to pursue, a subsequent agreement will need to be entered into setting forth the terms of the specific arrangement. The marketing cooperation agreement terminates in September 2009, and either Lockheed Martin or we may terminate the agreement earlier upon 30 days’ prior written notice.

Customers

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Fiscal	Fiscal	Fiscal
Customer	2005	2006	2007

US Navy	57%	61%	54%
New Jersey Board of Public Utilities	7%	5%	—
Iberdrola and Total	4%	9%	35%
Lockheed Martin	32%	22%	—

The US Navy accounted for a substantial portion of our revenue in fiscal 2007, but its relative contribution as a percentage of revenues is expected to decrease in future years.

Our potential customer base for our utility PowerBuoy systems consists of public utilities, independent power producers and other governmental entities and agencies. Our potential customer base for our autonomous PowerBuoy systems consists of different public and private entities who use electricity in and near the ocean. Our efforts to identify new customers are concentrated on four geographic markets: coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. Our efforts to identify new customers are currently led and coordinated by Dr. George W. Taylor, our chief executive officer, and Mr. Mark R. Draper, our chief operating officer and the chief executive of Ocean Power Technologies Ltd., our wholly-owned subsidiary located in the United Kingdom. We also use consultants and other personnel to assist us in locating potential customers.

Spain Project

In July 2004, we entered into a development agreement, which we refer to as the Spain development agreement, with Iberdrola Energias Renovables II, S.A., an affiliate of Iberdrola, Sociedad para el Desarrollo Regional de Cantabria, S.A., or SODERCAN, which is the industrial development agency of the Spanish region of Cantabria, and Instituto para la Diversificacion y Ahorro de la Energia, S.A., or IDAE, a Spanish government agency dedicated to energy conservation and diversification efforts, to jointly study the possibility of developing a wave power station off the coast of Santoña located in the Cantabria region in northern Spain. Total Eolica S.A., an affiliate of Total, joined the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, which included an assessment of wave energy resources at the site, feasibility analysis for deployment at the site, determination of capacity and design, and an estimation of investments needed for the project as well as anticipated costs for operation, maintenance and repairs. Expenses associated with this phase were shared among the parties to the agreement based on agreed upon percentages. As of April 30, 2007, we had invested less than $0.1 million for our share of the assessment phase funding, and had recognized revenue of approximately $0.3 million under the assessment phase.

In July 2006, Iberdrola Energias Marinas de Cantabria, S.A., or Iberdrola Cantabria, was formed for the purpose of constructing and operating a wave power station off the coast of Santoña, Spain. Iberdrola Energias is the largest shareholder of Iberdrola Cantabria. Total Eolica, SODERCAN, IDAE and we each have minority ownership positions. Expenses will be shared among the parties to the agreement based on agreed upon percentages. We own 10% of Iberdrola Cantabria.

In July 2006, we entered into a construction agreement with Iberdrola Cantabria, which we refer to as the Spain construction agreement. Under this agreement, we have agreed to complete the first phase of the construction of a 1.39MW wave power station. This phase of construction includes the manufacturing and deployment of one 40kW PowerBuoy system, installation of the underwater power transmission cable and the deployment of the underwater substation required for connecting the 40kW PowerBuoy system with nine additional 150kW PowerBuoy systems that together are contemplated to constitute the 1.39MW wave power station. Under the Spain construction agreement, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. The Spain construction agreement does not cover the terms for the second phase of the 1.39MW wave power station project, which encompasses the deployment of the nine additional 150kW PowerBuoy systems. We will need to agree to the terms for the second phase of this project and enter into a subsequent contract with Iberdrola Cantabria before we can complete the construction of the full wave power station. We currently plan for the initial 40kW PowerBuoy system for this project to be ready for deployment by late 2007, and, if we can reach agreement as to the second phase of the project, we plan to deploy the remainder of the PowerBuoy systems during the summer of 2009.

We are paid under the Spain construction agreement as we complete certain milestones for a total potential payment for the first phase of construction of approximately €2.7 million. As of April 30, 2007, we had recognized revenue of approximately $0.8 million and an anticipated loss of $1.3 million under the Spain construction agreement. The loss was recognized based on a change in estimated costs associated with the Spain construction agreement, which include costs incurred to date and our current estimate of other amounts we may be required to bear under the agreement. Our estimates of the project’s costs may increase in the future, and we may be required to seek customer approval for additional increases in the construction budget for the project. If the construction budget is not increased, we may elect to incur the additional costs and continue the project, to seek other suppliers for the materials or services related to the cost increases or to terminate the agreement. Any of such outcomes may have a material adverse effect on our financial condition and results of operations. We have recently requested our customer to approve an increase in the construction budget for this project beyond the initial €2.7 million value of the contract.

France Project

In June 2005, we entered into a development agreement, which we refer to as the France development agreement, with Total Energie Development S.A., an affiliate of Total, and Iberdrola Energias Renovables II, S.A., an affiliate of Iberdrola, to study and assess the feasibility of a 2 to 5MW wave power station off the coast of France. Pursuant to the France development agreement, the parties have agreed to extend the current phase until June 2008. Expenses are shared among the parties based on agreed upon percentages, which also reflect the parties’ anticipated ownership interest in the wave power station. Iberdrola Energias has a majority interest, while Total Energie and we have minority interests, with our interest being 10%.

If upon completion of the feasibility study, Iberdrola Energias, Total Energie and we unanimously conclude that the operation of a wave power station off the coast of France is economically, technically and financially feasible, we will meet to discuss whether and how the wave power station should be implemented. If we proceed, Iberdrola Energias, Total Energie and we will form a company for the purpose of constructing and operating the wave power station. Each party will be entitled to retain its current percentage interest by making a proportionate capital investment. Regardless of our participation in the new company, we will supply and install equipment on market terms so that the new company can operate the wave power station. Specific terms, including price and schedule, for these supply and installation agreements are not included in the France development agreement. Iberdrola Energias and Total Energie may withdraw from the France development agreement without any further obligation. If we withdraw, however, we will remain bound by our supply and installation agreements under the contract.

As of April 30, 2007, we had contributed approximately $12,500 for expenses and had recognized revenue of approximately $0.1 million under the France development agreement.

US Navy

Since September 2001, we have entered into a series of contracts with the United States Office of Naval Research for the development and construction of wave power systems at the Marine Corps Base in Oahu, Hawaii. Under the contract for the current phase of the project, which was entered into in September 2005 and expires in April 2008, we are reimbursed for costs and paid a fixed fee for total potential revenue of $2.8 million.

In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this 18-month program, the Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System.

Backlog

Our contract backlog consists of the aggregate anticipated revenue remaining to be earned at a given time from the uncompleted portions of our existing customer contracts. As of April 30, 2007, our contract backlog was $5.2 million as compared to $2.6 million as of April 30, 2006. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial majority of our revenue is recognised using the percentage-of-completion method, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

Manufacturing and Deployment

Manufacturing and Raw Materials

We engage in two types of manufacturing activities: the manufacturing of the high value-added components, or modules, for systems control, power generation and power conversion for each PowerBuoy system, and the contracting and fabrication of the buoy-like structure, anchoring and mooring, and cabling.

Our core in-house manufacturing activity is the assembly and testing of the power generation and control modules at our Pennington, New Jersey facility. The power generation and control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electrical energy. The sensors and control systems use sophisticated technology to monitor ocean conditions and automatically optimize the performance of the PowerBuoy system in response to those changing conditions. We have several patents, including those that cover our power generation, power conversion and control technologies. Due to the critical and proprietary nature of these systems, we do not outsource their assembly and testing. After a generator and control module passes our rigorous quality control procedures, it is transported as a ready-to-install component to the project site. We currently employ thirteen employees who are responsible for manufacturing and testing our generators and control systems. In order to meet our growth objectives, we will need to increase our engineering and manufacturing staff by over 120 people by the end of fiscal 2010. In addition to adding engineers with various specialties, we plan to hire a manager of our production manufacturing and a manager of our supply chain by the end of fiscal 2008.

We purchase the remaining components of and raw materials for each PowerBuoy system from various vendors. Currently, we contract for these components on a project-by-project basis. We conduct a bidding process to select a supplier with the optimal combination of price, delivery terms and quality. Our goal is to develop ongoing relationships with select vendors centrally located in different regions, which will allow us to reduce unit costs as our volume increases. We provide specifications to each vendor who is responsible for performing quality analysis and quality control over the course of construction, subject to our review of the quality test procedures and results. After each vendor completes testing of the component, it is transported ready-to-install to the project site.

Upon arrival at the project site, the generator and control modules are integrated with the balance of the components of the PowerBuoy system. We are highly dependent on our third-party suppliers; however, we actively manage key steps in the supply chain. We act as the general contractor, and retain the ultimate responsibility for building the PowerBuoy wave power station, and installing, testing and deploying the complete wave power station at the project site. This process requires significant project and contract management by us. We currently employ individuals who have experience with all aspects of both the manufacturing and engineering contracting processes, and demonstrated organizational capabilities in these critical areas.

Deployment

For our existing and currently planned deployments, we purchase from subcontractors the mooring system and cables needed to install the PowerBuoy system and connect it to either the power grid or a remote power site. The vendor usually transports these components to the project site.

Each step in the deployment process for our existing and currently planned deployments is outsourced to subcontractors located near the project site. First the mooring system, consisting of floats, anchors and chains, are brought to the wave power station’s ultimate ocean location by workboats. At the same time, the cable to transmit the generated electricity is laid by a subcontractor. Next, the PowerBuoy system is towed to the ocean location and fixed to the mooring system. The PowerBuoy system would then be connected to the transmission cable, which would then be connected to the grid or the distributed power site. At this point, we would have a fully assembled PowerBuoy wave power station, which, subject to final testing, would be ready for operation. An array of PowerBuoy systems would be installed using a similar approach.

We expect that the subcontractor services required for deployment of a wave power station will be readily available in the locations where we currently plan to deploy our systems, although we are dependent on third parties for the entire process. We actively manage each step with personnel who have significant project management and deployment experience.

Research and Development

Our research and development team consists of employees with a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We engage in extensive research and development efforts to improve PowerBuoy efficiency and power output and to reduce manufacturing cost and complexity. Our research and development efforts are currently focused on product development, in particular increasing the output of our utility PowerBuoy system. We are also conducting research on improvements to our current technology, including alternative power generation and power take off systems.

Research and development expenses are reflected on our consolidated statements of operations as product development costs. Our company-sponsored research and development expenses were approximately $0.9 million for fiscal 2005, $4.2 million for fiscal 2006 and $6.2 million for fiscal 2007. In addition, while we have in the past self-funded the majority of our research and development expenditures, we also have customer-sponsored research and development expenses of approximately $0.2 million for fiscal 2005, $0.1 million for fiscal 2006 and $0.1 million for fiscal 2007.

We currently plan to increase the maximum rated output of our utility PowerBuoy system to 150kW in 2007, to 250kW in 2008 and ultimately to 500kW in 2010. The key to increasing the rated output of the PowerBuoy system is to increase the system’s efficiency as well as its diameter. If we increase the size of a PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the size of the unit’s diameter, we will approximately quadruple its power capacity. We believe that we will be able to increase the output capacity of the PowerBuoy system using technology that we have already developed, so our focus is on the design, manufacture, testing and deployment of the higher capacity systems. We are exploring design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage. For example, our 40kW PowerBuoy systems are transported to the onshore deployment sites using standard flatbed trucks. However, the assembled 150kW PowerBuoy systems will be too large for these trucks and will need to be transported in modules and assembled on-site. In addition, we may need to adjust the mooring system to account for the larger-sized PowerBuoy systems.

We have made substantial progress in the design, analysis and commencement of fabrication of what we believe to be the first utility-grade underwater substation, or pod, for wave power. The pod serves as the point at which energy generated by several PowerBuoys is aggregated and the voltage is increased, prior to transmission ashore and being fed into the power grid. The required switching and protection circuits for the individual PowerBuoys are also included in the pod. In addition, our 150kW PowerBuoy design effort is well underway. The power conversion and controls system is substantially complete for the 150kW PowerBuoy system, and we expect to commence ocean testing in 2008.

We also plan to continue our technology development of specific applications for our PowerBuoy systems to expand our growth opportunities. For example, we are exploring applications that include desalination of water, hydrogen production, water treatment and natural resource processing.

We expect our research and development expenses to continue to rise in the next several years, with our product development expenses increasing more rapidly than our research expenses.

Intellectual Property

We believe that our technology differentiates us from other providers of wave and other renewable energy technologies. As a result, our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, and continuing technological innovation and may rely on in-licensing opportunities to develop and maintain our proprietary position.

As of April 30, 2007, we owned a total of 31 issued United States patents and 16 United States patent applications. We have pending foreign counterparts to nine of our issued patents and 11 of our pending non-provisional patent applications.

Our patent portfolio includes patents and patent applications with claims directed to:

•	system design;

•	control systems;

•	power conversion;

•	anchoring and mooring; and

•	wave farm architecture.

The expiration dates for our issued United States patents range from 2015 to 2023. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with US federal government funding are subject to certain government rights as described in “Risk Factors — Risks Relating to Our Business.”

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy® mark and filed applications to register our CellBuoytm and Talk on Watertm marks for a cellular telephone service application of our autonomous PowerBuoy system and our Making Waves in Powersm service mark in the United States.

Competition

We compete and will compete with power generation equipment suppliers in all segments of the electric power industry, including wave energy, other forms of renewable energy and traditional fossil fuel. The renewable energy industry is both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. Many of our competitors in certain of these segments have established a stronger market position than ours and have greater resources and name recognition than we have. In addition, there are many companies, including some of the largest multinational energy companies, that are developing or sponsoring innovative technologies for renewable energy production. Accordingly, our success depends in part on developing and demonstrating the commercial viability of wave energy solutions and identifying markets for and applications of our PowerBuoy systems and technology.

Although the market for equipment that generates electricity from wave energy is in its early stage of commercial development, there are a number of private companies, some with institutional funding, developing technologies to generate electricity from wave energy, and we compete or will compete with them. We believe there are 20 to 30 companies worldwide developing wave energy technologies. Most of these companies are located in the

United Kingdom, continental Europe, the United States and Australia, and almost all are focused on offshore systems. Only a few of these companies have conducted ocean testing of their systems, which is the critical factor in proving the survivability and performance of any wave energy system.

Sixteen companies expressed an interest to the South West of England Regional Development Agency in participating in the development of a new Wave Hub power station project off the coast of Cornwall, England. Four companies were ultimately selected: Ocean Prospect Ltd., a subsidiary of the Wind Prospect group, Fred.Olsen Ltd., Oceanlinx and us.

Ocean Prospect Ltd. has stated that it will deploy the Pelamis device developed by Ocean Power Delivery at the Cornwall site. The Pelamis system is a semi-submerged, articulated structure composed of cylindrical sections linked by hinged joints. The wave-induced motion of these cylinders relative to each other is used to pump hydraulic power take off systems, providing the mechanical power to turn the generators to produce electricity. Fred.Olsen, a ship and offshore platform builder, intends to deploy a multiple point-absorber system comprised of a number of floating buoys attached to a stable floating platform. Oceanlinx intends to deploy a large floating system which is based on an oscillating water column and proprietary turbine. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

To compete effectively, we have to demonstrate that our PowerBuoy systems are attractive, compared to other wave energy systems and other renewable energy systems, by differentiating our systems on the basis of performance, survivability in operation and storm wave conditions, cost effectiveness and the operations and maintenance services that we provide. We believe that we perform favorably to our competition with respect to each of these factors.

Government Regulation

The electric power industry is subject to extensive regulation, which varies by jurisdiction. For example, the electricity industry in the United States is governed by both federal and state laws and regulations, with the federal government having jurisdiction over the sale and transmission of electricity at the wholesale level in interstate commerce, and the states having jurisdiction over the sale and distribution of electricity at the retail level. The electricity industry in the European Union, or the EU, is primarily governed by national law, but a number of EU-level regulations impose obligations on member states, notably with respect to the liberalization of the electricity markets.

The renewable energy industry has also been subject to increasing regulation, however none of the countries in which we are currently marketing our PowerBuoy systems have comprehensive regulatory schemes tailored to wave energy. As the renewable energy industry continues to evolve and as the wave energy industry in particular develops, we anticipate that wave energy technology and our PowerBuoy systems and their deployment will be subject to increased oversight and regulation in accordance with international, national and local regulations relating to safety, sites, environmental protection, utility interconnection and metering and related matters.

Our PowerBuoy wave power stations currently face regulation in the US and in foreign jurisdictions concerning, among other areas, the sale and transmission of electricity, site approval and environmental approval and compliance. In order to encourage the adoption of renewable energy systems, many governments offer subsidies and other financial incentives and have mandated renewable energy targets. These subsidies, incentives and targets may not be applicable to our wave energy technology and therefore may not be available for us or our customers.

Sale and Transmission of Electricity

The US government regulates the electricity wholesale and transmission business through the Federal Energy Regulatory Commission, or FERC. FERC regulates the rates and terms for sales of electricity at the wholesale level, and the organization, governance and financing of the companies engaged in electricity sales. As a result, FERC regulates the rates charged for sales of electric power from a wave power station into the wholesale market, although it is possible to obtain an exemption from FERC that would allow those sales to occur at market-based rates. FERC also regulates the construction, operation and maintenance of any dam, water conduit, reservoir or powerhouse along or in any of the navigable waters of the United States for the purpose of generating electric power. As a result, the construction and operation of a wave power station in the United States requires the issuance of a license by FERC. We have been granted a preliminary permit by FERC to evaluate the feasibility of a 50MW wave power station off the coast of Oregon. An application to FERC was not required for the current project in New Jersey because the system is not grid-connected and is for demonstration purposes.

Under Spanish law, each of the Spanish Autonomous Regions, including the Cantabria region, has the power to issue administrative authorizations for the construction and exploitation of installations for the production of renewable energy, including installations that use the energy of waves.

Site Approval

Generally, we expect that we will deploy our PowerBuoy systems in the range of one to five miles from the shore, subject to water depth and overall wave heights. Although regulations regarding the use of ocean space vary around the world, we do not expect significant delay in obtaining site approvals, as governments have to date encouraged the use of renewable energy sources. Our customers for the Spain and France projects and the South West of England Regional Development Agency for the Cornwall, England project are responsible for obtaining the necessary siting permits for their projects.

In the United States, federal agencies regulate the siting of renewable energy and related-uses located on the outer continental shelf, which is generally more than three miles offshore. For projects located within three miles of the US shore, the adjacent state would be responsible for issuing a lease and other required authorizations for the location of the project. In either case an assessment of the potential environmental impact of the project would be conducted in addition to other requirements. In Spain, the owner of the wave power station will be required to pay rent to the Spanish government, which will be negotiated prior to installation.

Environmental Approval and Compliance

We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, in the United States, the construction and operation of a power system offshore would require permits and approvals from FERC, the Coast Guard, the Army Corps of Engineers and other governmental authorities. These required permits and approvals evaluate, among other things, whether the proposed project is in the public interest and ensure that the project would not create a hazard to navigation. Other foreign and international laws may require similar approvals. Each PowerBuoy system installed within Spanish territorial waters must be approved and authorized by the Spanish Ministry of Environment. In addition, we anticipate that our PowerBuoy systems will be subject to EU law on the protection of the environment and environmental assessments of development projects including the Environmental Impact Assessment and Strategic Environmental Assessment Directives.

We believe that a significant advantage of our PowerBuoy systems is that they do not present significant environmental risks when compared to traditional power generation technologies, as there is no significant visual or audible impact and such systems have not been shown to have a significant negative effect on fish or sea mammals. We are not aware of any liabilities in connection with compliance with such laws, regulations, permits and approvals that would have a material adverse effect on our financial position, results of operations or cash flows.

Subsidies and Incentives

Several governments have enacted subsidies and incentives designed to encourage the development of renewable energy resources. Because of the relative novelty of wave energy generation, these government programs generally do not apply specifically to wave energy generation, and so these programs may not be available to our customers or us in all cases.

Under a tariff subsidy, the government sets price subsidies to be paid to electricity producers for renewable electricity generated by them. The prices are set above market rates and may be differentiated based on system size or application. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from a particular renewable energy source, although none have specific quotas for wave energy.

Tax incentive programs for renewable energy exist in the United States at both the federal and state level and can take the form of investment tax credits, accelerated depreciation and property tax exemptions. Several governments also facilitate low interest loans for renewable energy systems, either through direct lending, credit enhancement or other programs.

Each of the member states of the EU has a country-specific target for the level of consumption of electricity from renewable sources that it should attain by 2010. The United Kingdom Renewables Obligation of April 2002 included a target of 10% of electricity generation to come from renewable sources by 2010 and 15% by 2016, which will continue until 2027. Electricity suppliers that are unable to otherwise meet their renewables obligation have to pay a buy-out price (currently £0.033 per kilowatt hour) or purchase Renewables Obligation Certificates from companies that generate electricity from renewable resources. The United Kingdom Department of Trade and Industry has established a £50 million Marine Renewables Deployment Fund of which £42 million is allocated to provide a maximum seven-year benefit to any one marine power technology of £9 million, in the form of a 25% capital grant and a tariff supplement of £0.10 per kilowatt-hour generated.

Many countries and other local jurisdictions have established limits on carbon dioxide emissions. In particular, a key component of the Kyoto Protocol is the commitments made by certain countries to reduce carbon dioxide emissions. The country, locality or companies within the jurisdiction are given carbon emission allowances, or carbon credits, which represent the right to emit a specific amount of carbon dioxide. A country, locality or company having emissions that exceed its allocated carbon credits may purchase unused carbon credits from a country, locality or company that has reduced its emissions beyond its requirements to do so. The carbon dioxide emissions from a PowerBuoy wave power station are far lower than the emissions from a fossil fuel power station of the same capacity. Therefore, a PowerBuoy wave power station may generate carbon credits that could be used and sold.

In 2000, we entered into an agreement with Woodside Sustainable Energy Solutions Pty. Ltd., or Woodside, under which we received $0.6 million in exchange for granting Woodside an option to purchase, at a 30% discount from the then-prevailing market rate, up to 500,000 metric tons of carbon emission credits we generate during the years 2008 through 2012. If by December 31, 2012 we do not sell to Woodside the full amount of emission credits covered by the option, we may be obligated to return all or a portion of the option fee and, in certain circumstances, pay additional amounts to Woodside.

Employees

As of April 30, 2007, we had 37 employees, including 13 employees in manufacturing, 14 in research, development and engineering functions and ten employees in selling, general and administrative functions. Of these employees, 30 are located in Pennington, New Jersey and seven are located in Warwick, UK. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

In order to meet our short-term goals, we plan to add approximately 15 employees, including a vice president of business development and engineers with varying levels and areas of expertise by the end of 2007. By the end of fiscal 2010, we will need to increase our staff by nearly six times in order to meet our current manufacturing targets. The majority of our new hires will be engineers with varying levels and areas of expertise, project managers and manufacturing personnel.

Product Insurance

We currently have a property and liability insurance policy underwritten by Lloyd’s Underwriters that covers our PowerBuoy systems in Hawaii and New Jersey, and that can be expanded to cover our PowerBuoy systems to be deployed off the coasts of Santoña, Spain, Cornwall, England and France. We have not claimed any losses under this policy.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below with all of the other information included in this Annual Report before deciding to invest in our common stock. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline and your investment could be lost.

Risks Relating to Our Business

We have a history of operating losses and may never achieve or maintain profitability.

We have incurred net losses since we began operations in 1994, including net losses of $0.4 million in fiscal 2005, $7.1 million in fiscal 2006 and $9.6 million in fiscal 2007. As of April 30, 2007, we had an accumulated deficit of approximately $38.3 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. We expect to increase our operating expenses significantly as we continue to expand our infrastructure, research and development programs and commercialization activities. As a result, we will need to generate significant revenues to cover these costs and achieve profitability.

We have entered into an agreement for the first phase of construction of a wave power station off the coast of Santoña, Spain, as well as an operations and maintenance contract for the equipment to be installed in this first phase. Under both contracts, our potential profitability is limited. Under the construction contract, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. Our estimates of the project’s costs may increase in the future, and we may be required to seek customer approval for additional increases in the construction budget for the project. If the construction budget is not increased, we may elect to incur the additional costs and continue the project, to seek other suppliers for the materials or services related to the cost increases or to terminate the agreement. Any of such outcomes may have a material adverse effect on our financial condition and results of operations. We have recently requested our customer to approve an increase in the construction budget for this project beyond the intitial €2.7 million value of the contract. Under the operations and maintenance contract, we are paid a fixed fee for scheduled maintenance, the profits on which are required to be refunded to cover any unscheduled maintenance fees we receive during the term of the agreement.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock may decline.

Wave energy technology may not gain broad commercial acceptance, and therefore our revenues may not increase, and we may be unable to achieve and then sustain profitability.

Wave energy technology is at an early stage of development, and the extent to which wave energy power generation will be commercially viable is uncertain. Many factors may affect the commercial acceptance of wave energy technology, including the following:

•	performance, reliability and cost-effectiveness of wave energy technology compared to conventional and other renewable energy sources and products;

•	developments relating to other renewable energy generation technologies;

•	fluctuations in economic and market conditions that affect the cost or viability of conventional and renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	overall growth in the renewable energy equipment market;

•	availability and terms of government subsidies and incentives to support the development of renewable energy sources, including wave energy;

•	fluctuations in capital expenditures by utilities and independent power producers, which tend to decrease when the economy slows and interest rates increase; and

•	the development of new and profitable applications requiring the type of remote electric power provided by our autonomous wave energy systems.

If wave energy technology does not gain broad commercial acceptance, our business will be materially harmed and we may need to curtail or cease operations.

If sufficient demand for our PowerBuoy systems does not develop or takes longer to develop than we anticipate, our revenues may decline, and we may be unable to achieve and then sustain profitability.

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoy systems may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoy systems. To date, we have not yet manufactured and deployed any PowerBuoy systems for commercial use. As we begin to manufacture, market, sell and deploy our PowerBuoy systems in greater quantities, unforeseen hurdles may be encountered that would limit the commercial viability of our PowerBuoy systems, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoy systems in quantities necessary to generate competitively-priced electricity.

If demand for our PowerBuoy systems fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenues to achieve and then sustain profitability. In addition, demand for PowerBuoy systems in our presently targeted markets, including coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan, may not develop or may develop to a lesser extent than we anticipate.

If we are not successful in commercializing our PowerBuoy system, or are significantly delayed in doing so, our business, financial condition and results of operations could be adversely affected.

The reduction or elimination of government subsidies and economic incentives for renewable energy sources could prevent demand for our PowerBuoy systems from developing, which in turn would adversely affect our business, financial condition and results of operations.

Federal, state and local governmental bodies in many countries, most notably France, Spain, the United Kingdom, Australia, Japan and the United States, have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates. Moreover, because the market for electricity generated from wave energy is at an early stage of development, some of the programs may not include wave energy as a renewable energy source eligible for the incentives and subsidies.

Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the price of electricity in most significant markets in the world. As a result, the near-term growth of the market for our utility PowerBuoy systems, which are designed to feed electricity into a local or regional power grid, depends significantly on the availability and size of government incentives and subsidies for wave energy. As renewable energy becomes more of a competitive threat to conventional energy providers, companies active in the conventional energy business may increase their lobbying efforts in order to encourage governments to stop providing subsidies for renewable energy, including wave energy. We cannot predict the level of any such efforts, or how governments may react to such efforts. The reduction, elimination or expiration of government incentives and subsidies, or the exclusion of wave energy technology from those incentives and subsidies, may result in the diminished competitiveness of wave energy relative to conventional and non-wave energy renewable sources of energy. Such diminished competitiveness could materially and adversely affect the growth of the wave energy industry, which could in turn adversely affect our business, financial condition and results of operations.

In 2000, we entered into an agreement with Woodside, under which we received $0.6 million in exchange for granting Woodside an option to purchase, at a 30% discount from the then-prevailing market rate, up to 500,000 metric tons of carbon emission credits we generate during the years 2008 through 2012. However, if by December 31, 2012 we do not become entitled under applicable laws to the full amount of emission credits covered by the option, we are obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to Woodside prior to such date. If we receive emission credits under applicable laws and fail to sell to Woodside the credits up to the full amount of emission credits covered by the option, Woodside is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).

Our product development costs have been steadily increasing and are likely to increase significantly over the next several years.

Our product development costs primarily relate to our efforts to increase the maximum rated output of our current 40kW utility PowerBuoy system in successive stages to 500kW in 2010. Our product development costs were $0.9 million in fiscal 2005 as compared to $4.2 million in fiscal 2006 and $6.2 million in fiscal 2007. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years.

We have invested, and will continue to invest, funds to construct demonstration wave power stations that may generate little or no direct revenue.

We have constructed, and plan to construct in the future, demonstration wave power stations to establish the feasibility of wave energy technology and to encourage the market adoption of our wave power stations. Demonstration wave power stations allow potential customers to see first-hand the viability of wave energy technology as a source of electricity. We incur significant costs in constructing and maintaining these demonstration wave power stations, and we may generate little or no direct revenue from them.

Our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 30-year useful life.

We began developing and testing wave energy technology ten years ago. However, to date we have only manufactured nine PowerBuoy systems for use in testing and development. The longest continuous in-ocean deployment of our PowerBuoy system has been for 12 months. As a result, our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 30-year useful life. Our technology has not been deployed commercially and we have not yet demonstrated that our engineering and test results can be duplicated in commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy system. If our PowerBuoy system ultimately proves ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoy systems perform below expectations, we could lose customers and face substantial repair and replacement expense which could in turn adversely affect our business, financial condition and results of operations.

Our future success depends on our ability to increase the maximum rated power output of our utility PowerBuoy system. If we are unable to increase the maximum rated output of our utility PowerBuoy system, the commercial prospects for our utility PowerBuoy system would be adversely affected.

One of our goals is to increase the maximum rated output of our utility PowerBuoy system, which is currently 40kW, to 150kW in 2007, then to 250kW in 2008 and ultimately to 500kW in 2010. Our success in meeting this objective depends on our ability to significantly increase the power output of our PowerBuoy system in a cost-effective and timely manner and our ability to overcome the engineering and deployment hurdles that we face, including developing design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage, and developing adjustments to the mooring system to account for the larger-sized PowerBuoy systems. We have experienced delays in the development and deployment of our PowerBuoy system in the past, and could experience similar delays or other difficulties in the future. If we cannot increase the power output of the PowerBuoy system, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations will be adversely affected.

If we do not reach full commercial scale, we may not be able to offer a cost competitive power station and the commercial prospects of our utility PowerBuoy system would be adversely affected.

Unless we reach full commercial scale, which we estimate to be manufacturing levels of at least 300 units of 500kW PowerBuoy systems per year, we may not be able to offer an electricity solution that competes on a non-subsidized basis with today’s price of wholesale electricity in key markets in the United States, Europe, Japan and Australia. If we do not reach full commercial scale, the commercial prospects for our utility PowerBuoy system would be adversely affected.

We have not yet deployed a wave power station consisting of an array of two or more PowerBuoy systems. If we are unable to deploy a multiple-system wave power station, our revenues may not increase, and we may be unable to achieve and then maintain profitability.

We have not yet deployed a wave power station consisting of an array of two or more PowerBuoy systems. Our success in developing and deploying a wave power station consisting of an array of two or more PowerBuoy systems is contingent upon, among other things, receipt of required governmental permits, obtaining adequate financing, successful array design implementation and finally, successful deployment and connection of the PowerBuoy systems.

We have not conducted ocean testing or otherwise installed in the ocean a multiple-system wave power station. In particular, unlike single-system wave power stations, multiple-system wave power stations require use of an underwater substation to connect the cables from, and collect the electricity generated by, each PowerBuoy system in the array. If our underwater substation does not work as we anticipate, we will need to design an alternative system, which could delay our business plans. In addition, unanticipated issues may arise with the logistics and mechanics of deploying and maintaining multiple PowerBuoy systems at a single site and the additional equipment associated with these multiple-system wave power stations.

We may be unsuccessful in accomplishing any of these tasks or doing so on a timely basis. The development and deployment of an array of PowerBuoy systems may require us to incur significant expenses for preliminary engineering, permitting and legal and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed.

If we are unable to deploy larger PowerBuoy systems cost effectively and without damage to the systems, we may be unable to compete effectively.

We will need to build larger buoys in order to increase the output of our current PowerBuoy systems. The larger buoys will be more difficult than our current buoys to deploy cost effectively and without damage. Our current deployment methodologies, including transportation to the installation site and the mooring of the PowerBuoy systems, will need to be revised for PowerBuoy systems with greater output. If we cannot develop cost effective methodologies for deployment of the larger PowerBuoy systems, or if it takes us longer to do so than we anticipate, we may not be able to deploy such systems in the time we anticipate or at all. Therefore, even if we succeed in increasing the output of our PowerBuoy systems above 40kW, if we are unable to deploy these larger PowerBuoy systems or encounter problems in doing so, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable.

If we are not successful in completing the development of wave power stations in Spain or France, it would materially harm our business, financial condition and results of operations.

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station off the coast of Santoña, Spain, with our customer, Iberdrola Energias Marinas de Cantabria, S.A., or Iberdrola Cantabria. We refer to this agreement as the Spain construction agreement. Iberdrola Cantabria was formed by affiliates of Iberdrola and Total, two Spanish governmental agencies and us for the purpose of constructing and operating a wave power station off the coast of Spain. Under the Spain construction agreement, we have agreed to manufacture and deploy by no later than December 31, 2009 one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems that together are contemplated to constitute a 1.39MW wave power station. Under the terms of the agreement, our revenues are limited to reimbursement for our construction costs without any mark-up. In addition, we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. Our estimates of the project’s costs may increase in the future, and we may be required to seek customer approval for additional increases in the construction budget for the project. If the construction budget is not increased, we may elect to incur the additional costs and continue the project, to seek other suppliers for the materials or services related to the cost increases or to terminate the agreement. Any of such outcomes may have a material adverse effect on our financial condition and results of operations. We have recently requested our customer to approve an increase in the construction budget for this project beyond the intitial €2.7 million value of the contract. As of April 30, 2007, we had recognized an anticipated loss of $1.3 million under the Spain construction agreement, which includes costs incurred to date and our current estimate of other amounts we may be required to bear under the agreement.

In addition, because the Spain construction agreement does not cover the terms for deployment of all ten PowerBuoy units, we will need to enter into a subsequent contract with Iberdrola Cantabria before we complete construction of the full wave power station. If we are unable to successfully manufacture all ten PowerBuoy units or meet the terms of the Spain construction agreement, or if we are not able to successfully negotiate a subsequent contract with Iberdrola Cantabria for the deployment of the nine additional PowerBuoy units, we may lose a material component of our current and anticipated revenue stream. Iberdrola Cantabria has the right to terminate the agreement if we interrupt our services for more than 180 days and do not resume within a 30-day period or if the first phase of construction is not complete by December 31, 2009 for reasons attributable to us, or for a serious and repeated breach of a major obligation that is not cured within a 30-day period after we receive notice of the breach. If Iberdrola Cantabria were to terminate the Spain construction agreement for any of these reasons, we may not be able to find another company to fund development of the wave power station. In addition, we have made guarantees to Iberdrola Cantabria associated with the first phase of construction in respect of the quality, repair and replacement of the 40kW PowerBuoy system and ocean-based substation and the level of power output of the 40kW PowerBuoy system.

Under our agreement with affiliates of Iberdrola and Total to study and assess the feasibility of a wave power station off the coast of France, either of Iberdrola or Total may withdraw without further obligation. In addition, in order to proceed with development of the France wave power station, all three parties must conclude that development is feasible. If we proceed, Iberdrola, Total and we will form a new company for the purpose of constructing and operating the wave power station. If either Iberdrola or Total withdraws or does not agree that development of the wave power station is feasible, we may not be able to proceed with development of the wave power station. In addition, if we withdraw from the France project, we will remain obligated to supply and install equipment and provide the new company with assistance and information so that a new company can operate the wave power station. In addition, pursuant to the France development agreement, we are restricted from developing or building, or supplying equipment for use in, a PowerBuoy system to any other customer in France until December 2008.

If either of the Spain or France projects were cancelled or otherwise interrupted, it would adversely affect our business, financial condition and results of operations.

If we are unable to successfully negotiate and enter into operations and maintenance contracts with our customers on terms that are acceptable to us, our ability to diversify our revenue stream will be impaired.

An important element of our business strategy is to maximize our revenue opportunities with our existing and future customers by seeking to enter into operations and maintenance contracts with them under which we would be paid fees for operating and maintaining wave power stations that they have purchased from us. Even if customers purchase our PowerBuoy systems, they may not enter into operations and maintenance contracts with us. We may not be able to negotiate operations and maintenance contracts that provide us with any profit opportunities. Even if we successfully negotiate and enter into such operations and maintenance contracts, our customers may terminate them prematurely or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, our inability to perform adequately under such operations and maintenance contracts could impair our efforts to successfully market the PowerBuoy systems. Any one of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to fulfill our obligations under our current operations and maintenance contract in a cost effective manner, our financial condition and results of operations could be adversely affected.

In January 2007, we entered into an agreement with Iberdrola Cantabria for the monitoring, operation and maintenance of the 40kW PowerBuoy system and the ocean-based substation and infrastructure to be manufactured and deployed under the Spain construction agreement. Under this operations and maintenance agreement, we are required to provide services for two years following provisional acceptance of the PowerBuoy system and substation and infrastructure. We are to be paid a fixed fee for scheduled maintenance, ongoing operations and other routine services. In connection with any unscheduled repairs we perform under the operations and maintenance agreement, Iberdrola Cantabria and we will agree on the fees, if any, and timing, for those services. To the extent we would otherwise have profits from the fixed fee at the end of the two-year initial term of the agreement, we are obligated to reimburse Iberdrola Cantabria for any fees paid to us for unscheduled repairs. If the costs we actually incur in connection with providing services under the operations and maintenance agreement exceed the fees we receive, we will incur a loss in connection with these services, which could adversely affect our financial condition and results of operations.

Our inability to effectively manage our growth could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls are not adequate to support our future growth. We plan to add sales, marketing and engineering offices in additional locations, including Australia, Japan, continental Europe and the west coast of the United States. We currently estimate that we will need to add approximately 90,000 square feet of leased space by the end of fiscal 2010 for sales, marketing, engineering, assembly and testing in order to meet our current manufacturing targets.

To manage the expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls, increase our manufacturing capacity and throughput and expand, train and manage our employee base, which must increase significantly if we are to be able to fulfill our current manufacturing and growth plans. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties, as well as attract new customers and suppliers. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Problems with the quality or performance of our PowerBuoy systems could adversely affect our business, financial condition and results of operations.

Our agreements with customers will generally include guarantees with respect to the quality and performance of our PowerBuoy systems. For example, our agreement to complete the first phase of the construction of a 1.39MW wave power station off the coast of Santoña, Spain contains guarantees associated with this first phase regarding the quality, replacement and repair of the 40kW PowerBuoy system and ocean-based substation and the level of power output of the 40kW PowerBuoy system.

Because of the limited operating history of our PowerBuoy systems, we have been required to make assumptions regarding the durability, reliability and performance of the systems, and we cannot predict whether and to what extent we may be required to perform under the guarantees that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our PowerBuoy systems, causing us to incur substantial expense to repair or replace defective systems in the future. We will bear the risk of claims long after we have sold our PowerBuoy systems and recognized revenue. Moreover, any widespread product failures could adversely affect our business, financial condition and results of operations.

We currently depend on a limited number of customers for substantially all of our revenues. The loss of, or a significant reduction in revenues from, any of these customers could significantly reduce our revenues and harm our operating results.

In fiscal 2007, we generated substantially all of our revenues from three entities. The US Navy, our largest customer, accounted for approximately 54% of our revenues during fiscal 2007, while Iberdrola and Total accounted for 35% of our revenues. In fiscal 2006, revenues from the US Navy accounted for approximately 61% of our total revenues. Our current contract with the US Navy expires in April 2008. We will be required to enter into additional contracts with the US Navy, which will require appropriation by the US Congress and the US Navy in order to receive additional funding. Additional funding for our project with the US Navy may not be approved or we may not be able to negotiate future agreements with the US Navy on acceptable terms, if at all.

Generally, we recognize revenue on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion.

Because we currently have a small number of customers and contracts, problems with a single contract can adversely affect our business, financial condition and results of operations. For example, our revenues in fiscal 2006 decreased significantly from fiscal 2005 primarily as a result of unanticipated delays in our contract with the US Navy.

Historically, we have relied on a small group of customers for substantially all of our revenue, and such concentration will continue for the foreseeable future. The loss of any of our customers or their default in payment could adversely affect our business, financial condition and results of operations.

Our relationships with our alliance partners may not be successful and we may not be successful in establishing additional relationships, which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into development agreements and strategic alliances with regional utility and energy companies committed to providing electricity from renewable energy sources. If we are unable to reach agreements with suitable alliance partners, we may fail to meet our business objectives for the commercialization of our PowerBuoy system. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. In addition, these relationships may not be successful, and we may be unable to sell and market our PowerBuoy systems to these companies and their affiliates and customers in the future, or growth opportunities may not materialize, any of which could adversely affect our business, financial condition and results of operations.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

It is part of our strategy to co-invest in wave power projects with third parties through joint ventures by acquiring non-controlling interests in special purpose entities. In these situations, we will not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures involve risks that would not be present were a third party not involved, including the possibility that our co-venturers might become bankrupt or fail to fund their share of required capital contributions. Our co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions that are contrary to our policies or objectives. Disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting wave power projects undertaken by the joint venture to additional risk.

Our targeted markets are highly competitive. We compete with other renewable energy companies and may have to compete with larger companies that enter into the renewable energy business. If we are unable to compete effectively, we may be unable to increase our revenues and achieve or maintain profitability.

The renewable energy industry, particularly in our targeted markets of coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan, is highly competitive and continually evolving as participants strive to distinguish themselves and compete with the larger electric power industry. Competition in the renewable energy industry is likely to continue to increase with the advent of several renewable energy technologies, including tidal and ocean current technologies. If we are not successful in manufacturing systems that generate competitively priced electricity, we will not be able to respond effectively to competitive pressures from other renewable energy technologies.

Moreover, the success of renewable energy generation technologies may cause larger electric utility and other energy companies with substantial financial resources to enter into the renewable energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned to develop new technologies.

Our inability to respond effectively to such competition could adversely affect our business, financial condition and results of operations.

We have limited manufacturing experience. If we are unable to increase our manufacturing capacity in a cost-effective manner, our business will be materially harmed.

We plan to manufacture key components of our PowerBuoy systems, including the advanced control and generation systems. However, we have only manufactured our PowerBuoy systems in limited quantities for use in development and testing and have little commercial manufacturing experience. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. In order to meet our growth objectives, we will need to increase our engineering and manufacturing staff by over 120 people by the end of fiscal 2010. There is intense competition for hiring qualified technical and engineering personnel, and we may not be able to hire a sufficient number of qualified engineers to allow us to meet our growth objectives.

We may be unable to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes necessary to successfully commercialize our PowerBuoy systems. If we cannot do so, we may be unable to expand our business, satisfy our contractual obligations or become profitable. Even if we are successful in developing our manufacturing capabilities and processes, we may not be able to do so in time to meet our commercialization schedule or satisfy the requirements of our customers.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

We are highly dependent on third parties to supply or manufacture components of our PowerBuoy systems. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired.

We do not have long-term contracts with our third-party manufacturers or vendors. If we do not develop ongoing relationships with vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, if at all.

In addition, we rely on third parties, under our oversight, for the deployment and mooring of our PowerBuoy systems. We have utilized several different deployment methods, including towing the PowerBuoy system to the deployment location, and transporting the PowerBuoy system to the deployment location by barge or ocean workboat. If these third parties do not properly deploy our systems, cannot effectively deploy the PowerBuoy system on a large, commercial scale or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

Business activities conducted by our third-party contractors and us involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our manufacturing operations, in particular some of the activities undertaken by our third-party suppliers and manufacturers, involve the controlled use of hazardous materials. Accordingly, our third-party contractors and we are subject to foreign, federal, state and local laws governing the protection of the environment and human health and safety, including those relating to the use, handling and disposal of these materials. We cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident or failure to comply with environmental or health and safety laws and regulations, we could be held liable for resulting damages, including damages to natural resources, fines and penalties, and any such liability could adversely affect our business, financial condition and results of operations.

Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance, we cannot assure you that environmental laws and regulations will not change or become more stringent in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and any liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, financial condition or results of operations.

If we become ineligible for or are otherwise unable to replace any contract with the US federal government that is not extended or is terminated, our business, financial condition and results of operations will be adversely affected.

We derive a significant portion of our revenue from US federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2006 and fiscal 2007, we derived approximately 61% and 54%, respectively, of our total revenue from contracts with the US Navy.

US federal government contracts are also subject to contractual and regulatory requirements that may increase our costs of doing business and could expose us to substantial contractual damages, civil fines and criminal penalties for noncompliance. These requirements include business ethics, equal employment opportunity, environmental, foreign purchasing, most-favored pricing and accounting provisions, among others. Payments that we receive under US federal government contracts are subject to audit and potential refunds for at least three years after the final contract payment is received.

The loss of federal funding designed to promote innovative research by small businesses may adversely affect our research and development costs and revenues.

Most of our federal contracts were awarded through a special US government program called Small Business Innovation Research, or SBIR, that is designed to promote innovative research by small businesses. The SBIR program provides funds to qualified small businesses to further their technological research and development activities and provides incentives to these companies to profit from commercialization of their technology. SBIR funding represents both revenues and outside research and development investment dollars for companies that receive it. The program is open to companies that are majority owned and controlled by individual US citizens or permanent resident aliens, or by a parent entity that meets this standard. Our revenues from the SBIR program were approximately $1.1 million for fiscal 2006 and approximately $1.5 million for fiscal 2007.

As a result of the increased institutional, corporate and foreign ownership following our recent initial public offering in the US, we are no longer eligible for the SBIR program, which may adversely affect our ability to win future government contracts. We intend to continue to seek research and development funding from other sources, including funding from existing government customers under non-SBIR programs. Our inability to replace SBIR contracts with funds from other sources could result in reduced revenues and higher internal research and development costs, and therefore adversely affect our operating results.

We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and sell, and plan to market and sell, our products in a number of foreign countries, including France, Spain, the United Kingdom, Australia and Japan, and we are therefore subject to risks associated with having international operations. International customers accounted for 4% of our revenues in fiscal 2005, 9% of our revenues in fiscal 2006 and 41% of our revenues in fiscal 2007. Risks inherent in international operations include, but are not limited to, the following:

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our PowerBuoy systems and make us less competitive in some countries;

•	fluctuations in exchange rates may affect demand for our PowerBuoy systems and may adversely affect our profitability in US dollars to the extent the price of our PowerBuoy systems and cost of raw materials and labor are denominated in a foreign currency;

•	difficulty with staffing and managing widespread operations;

•	difficulty of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our PowerBuoy systems;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	difficulty in enforcing agreements in foreign legal systems.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business, which in turn could adversely affect our business, financial condition and results of operations.

We may not be able to raise sufficient capital to grow our business.

We have in the past needed to raise funds to operate our business, and we may need to raise additional funds to manufacture our PowerBuoy systems in commercial quantities. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impaired. We do not know whether we will be able to secure additional funding or funding on terms favorable to us. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, our existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

Our financial results may fluctuate from quarter to quarter, which may make it difficult to predict our future performance.

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, including the following factors, may adversely affect our business, financial condition and results of operations:

•	delays in permitting or acquiring necessary regulatory consents;

•	delays in the timing of contract awards and determinations of work scope;

•	delays in funding for or deployment of wave energy projects;

•	changes in cost estimates relating to wave energy project completion, which under percentage of completion accounting principles could lead to significant changes to previously recognized revenue or to changes in the timing of our recognition of revenue from those projects;

•	delays in meeting specified contractual milestones or other performance criteria under project contracts or in completing project contracts that could delay the recognition of revenue that would otherwise be earned;

•	reductions in the availability or level of subsidies and incentives for renewable energy sources;

•	decisions made by parties with whom we have commercial relationships not to proceed with anticipated projects;

•	increases in the length of our sales cycle; and

•	reductions in the efficiency of our manufacturing processes.

Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.

Our reporting currency is the US dollar, and we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. In fiscal 2006, approximately 9% of our revenues were generated from customers outside the United States and denominated in Euros and in fiscal 2007, 35% of our revenues were generated from customers outside the United States and denominated in Euros, 4% of our revenues were generated from customers outside the United States and denominated in British pounds sterling and 2% of our revenues were generated from customers outside the United States and denominated in Australian dollars. We expect a large percentage of our revenues to be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the US dollar could affect our revenues and cost of revenues, and could result in exchange losses. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. For example, our agreement with Iberdrola Cantabria for the first phase of the construction of a wave power station off the coast of Santoña,

Spain is denominated in Euros, and we expect that we will enter into a number of purchase and supply contracts with local Spanish companies also denominated in Euros in connection with the project. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

Existing regulations and policies and changes to these or new regulations and policies may present technical, regulatory and economic barriers to the use of wave energy technology, which may significantly reduce demand for our PowerBuoy systems.

The market for electricity generation equipment is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and connection to the power grid. In the United States and in a number of other countries, these regulations and policies currently are being modified and may be modified again in the future. Utility company and independent power producer purchases of, or further investment in the research and development of, alternative energy sources, including wave energy technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PowerBuoy systems.

As the renewable energy industry continues to develop and as the generation of power from wave energy in particular achieves commercial acceptance, we anticipate that wave energy technology and our PowerBuoy systems and their deployment will be subject to increased oversight and regulation. We are unable to predict the nature or extent of regulations that may be imposed or adopted. Any new government regulations or utility policies pertaining to wave energy or our PowerBuoy systems may result in significant additional expenses to us and our customers and, as a result, could adversely affect our business, financial condition and results of operations.

If we are unable to obtain all necessary regulatory permits and approvals, we will not be able to implement our planned projects.

Offshore development of electric power generating facilities is heavily regulated. Each of our planned projects is subject to multiple permitting and approval requirements. With respect to our projects in Spain and France, we are dependent upon our customers to obtain any necessary permits and approvals, and with respect to our project in Cornwall, England, we are dependent on a regional government agency for such permits and approvals. Due to the unique nature of large scale commercial wave power stations, we would expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our planned projects could result in conditions limiting the project size or in the denial of necessary permits and approvals.

If we are unable to obtain necessary permits and approvals in connection with any or all of our projects, those projects would not be implemented and our business, financial condition and results of operations would be adversely affected. Further, we cannot assure you that we have been or will be at all times in complete compliance with all such permits and approvals. If we violate or fail to comply with these permits and approvals, we could be fined or otherwise sanctioned by regulators.

We face hurricane- and storm-related risks and other risks typical of a marine environment which could adversely affect our business, financial condition and results of operations.

Our PowerBuoy systems are deployed in the ocean where they are subject to many hazards including severe storms and hurricanes, which could damage them and result in service interruptions. Our systems are also subject to more frequent lock-downs caused by higher waves during winter storm and hurricane seasons, which will reduce annual energy output. We cannot predict whether we will be able to recover from our insurance providers the additional costs that we may incur due to damage caused to our PowerBuoy systems, or whether we will continue to be able to obtain insurance for hurricane- and storm-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our liabilities. Any future hurricane-or storm-related costs could adversely affect our business, financial condition and results of operations.

Since our PowerBuoy systems can only be deployed in certain geographic locations, our ability to grow our business could be adversely affected.

Our systems are designed to work in sites with average annual wave energy of at least 20kW per meter of wave front. Not all coastal areas worldwide have appropriate natural resources for our PowerBuoy systems to harness wave energy. Seasonal and local variations, water depth and the effect of particular locations of islands and other geographical features may limit our ability to deploy our PowerBuoy systems in coastal areas. If we are unable to identify and deploy PowerBuoy systems at sufficient sites near major population centers, our ability to grow our business could be adversely affected.

If we are unable to attract and retain management and other qualified personnel, we may not be able to achieve our business objectives.

Our success depends on the skills, experience and efforts of our senior management and other key development, manufacturing, and sales and marketing employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees. We have entered into employment agreements with Dr. George Taylor, our chief executive officer, Charles Dunleavy, our senior vice president and chief financial officer, Mark Draper, our chief operating officer and the chief executive officer of our UK subsidiary, and John Baylouny, our senior vice president, engineering; however, the agreements permit the employees to terminate their employment with little notice. Implementation of our expansion plans will be highly dependent upon our ability to hire and retain additional senior executives.

In addition, our anticipated growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. In order to meet our short-term goals, we plan to add approximately 15 employees, including a vice president of business development by the end of 2007. The remainder will primarily be engineers with varying areas of expertise. By the end of fiscal 2010, we will need to increase our staff by nearly six times in order to meet our current manufacturing targets. The majority of our new hires will be engineers with varying levels and areas of expertise, project managers and manufacturing personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow at a competitive pace.

Any acquisitions that we make or joint venture agreements that we enter into, or any failure to identify appropriate acquisition or joint venture candidates, could adversely affect our business, financial condition and results of operations.

From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. We do not have any experience with acquiring companies or products. Any acquisition we pursue could diminish the capital resources otherwise available to us for other uses or be dilutive to our stockholders, and could divert management’s time and resources from our core operations.

Strategic acquisitions, investments and alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information and loss of control of operations that are material to our business. In addition, strategic acquisitions, investments and alliances may be expensive to implement. For example, under the France project, our entitlement to retain our current percentage interest is subject to our ability to make a proportionate capital investment, which we may be unable to finance. Moreover, strategic acquisitions, investments and alliances subject us to the risk of non-performance by a counterparty, which may in turn lead to monetary losses that materially and adversely affect our business, financial condition and results of operations.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and assess our internal control over financial reporting for fiscal 2008 and beyond and will require an independent registered public accounting firm to report on the effectiveness of these controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and assess the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for our fiscal year ending April 30, 2008 and subsequent years. In addition, we are required under the Securities Exchange Act of 1934 to maintain disclosure controls and procedures and internal control over financial reporting. Moreover, it may cost us more than we expect to comply with these control- and procedure-related requirements.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal control over financial reporting as of April 30, 2008 and in future periods as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, The Nasdaq Stock Market or other regulatory authorities.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and products, the commercial value of our technology and products may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the United States and corresponding patents and patent applications in several foreign jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. In addition, we do not know how successful we would be should we choose to assert our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

Our contracts with the government could negatively affect our intellectual property rights, and our ability to commercialize our products could be impaired.

Our agreements with the US Navy help fund research and development of our PowerBuoy system. When new technologies are developed with US federal government funding, the government obtains certain rights in any resulting patents, technical data and software, generally including, at a minimum, a nonexclusive license authorizing the government to use the invention, technical data or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights. March-in rights refer to the right of the US government to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. US government-funded inventions must be reported to the government. US government funding must be disclosed in any resulting patent applications, and our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions and march-in rights.

The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to US industry. Our government-sponsored research contracts are subject to audit and require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. Moreover, if we fail to provide these reports or to provide accurate or complete reports, the government may obtain rights to any intellectual property arising from the related research. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, particularly with respect to our PowerBuoy control and electricity generating systems. We generally seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business, financial condition and results of operations could be adversely affected.

Our products may infringe, or be claimed to infringe, patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. From time to time, we receive correspondence from third parties offering to license patents to us. Correspondence of this nature might be used to establish that we received notice of certain patents in the event of subsequent patent infringement litigation. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product or component that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition and results of operations.

In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to our Common Stock

Provisions in our corporate charter documents and under Delaware law may delay or prevent attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

As a result of our reincorporation in Delaware in April 2007, provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, which is generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Pennington, New Jersey, where we occupy approximately 22,000 square feet under a lease expiring on April 30, 2013. We use these facilities for administration, research and development, as well as assembly and testing of the generators and control models.

We also have an office in Warwick, United Kingdom, where we occupy 1,390 square feet under a lease expiring on January 1, 2009. Seven employees, all members of the executive, engineering, administration and business development teams, operate out of this office, which serves as a hub for our European presence.

We plan to add sales, marketing and engineering offices in additional locations, including Australia, Japan, continental Europe and the west coast of the United States. We currently estimate that we will need to add approximately 90,000 square feet of leased space by the end of fiscal 2010 for sales, marketing, engineering, assembly and testing in order to meet our current manufacturing targets.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock has been listed on the Nasdaq Global Market since April 24, 2007 under the symbol “OPTT” and on the AIM market of the London Stock Exchange since October 2003 under the symbol “OPT.” As of June 30, 2007, there were 611 registered holders of our common stock.

The following table sets forth the high and the low sale prices of our common stock as quoted by the Nasdaq Global Market for the period indicated.

	Nasdaq Global Market
Year Ended April 30, 2007	High	Low

Fourth quarter	$20.00	$14.25

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock on the AIM market as reported by the London Stock Exchange. The sales prices have been adjusted to give effect to a one-for-ten reverse stock split of our common stock that was effected on April 20, 2007. The sales prices for our shares of common stock on the AIM market are quoted in pound sterling (£), the lawful currency of the United Kingdom. The following table also shows the high and low closing sales price of our common stock (as adjusted to give effect to a one-for-ten reverse split that was effected on April 20, 2007) expressed in dollars based upon the average noon buying rate for pound sterling for the periods indicated.

	AIM Market
	High	Low	High	Low

Year ended April 30, 2006
First quarter	£8.45	£6.55	$15.29	$11.86
Second quarter	£10.75	£7.75	$19.24	$13.87
Third quarter	£9.25	£7.15	$16.19	$12.51
Fourth quarter	£10.70	£6.80	$18.73	$11.90
Year ended April 30, 2007
First quarter	£10.00	£6.60	$18.50	$12.21
Second quarter	£8.90	£6.15	$16.82	$11.62
Third quarter	£9.05	£5.35	$17.56	$10.38
Fourth quarter	£12.35	£8.05	$24.21	$15.78

The following table sets forth, for the periods indicated, the high, low, average and period end noon buying rate for pound sterling, expressed in dollars per pound sterling in New York City as certified for customs purposes by the Federal Reserve Bank of New York.

	High	Low	Average	Period End

Year ended April 30, 2006
First quarter	$1.90	$1.73	$1.81	$1.76
Second quarter	$1.84	$1.75	$1.79	$1.77
Third quarter	$1.79	$1.71	$1.75	$1.78
Fourth quarter	$1.82	$1.73	$1.75	$1.82
Year ended April 30, 2007
First quarter	$1.89	$1.81	$1.85	$1.87
Second quarter	$1.91	$1.85	$1.89	$1.91
Third quarter	$1.98	$1.89	$1.94	$1.96
Fourth quarter	$2.01	$1.92	$1.96	$2.00

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued, and options granted, by us since May 1, 2006 that were not registered under the Securities Act. Also included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed. The share numbers below reflect the one-for-ten reverse stock split of our common stock, which was effected on April 20, 2007.

1. From the period beginning May 1, 2006 through April 30, 2007, we granted stock options under our stock option plans for an aggregate of 196,120 shares of common stock (net of exercises, expirations and cancellations) at exercise prices ranging from $13.00 to $13.80 per share. Options to purchase 22,600 shares of common stock granted under our stock option plans were exercised during that same time period. The consideration for the exercise of these options was approximately $66,000 in cash and the tendering of 7,456 shares valued at $128,000, which such shares were previously held by one individual who exercised options.

2. From the period beginning May 1, 2006 through April 30, 2007, we did not grant stock options outside our stock option plans, nor were there any exercises.

No general solicitation was made in the United States by us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and certificates for the shares contain appropriate legends stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities described in paragraphs 1 and 2 above were issued in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act or Regulation S promulgated thereunder with respect to the securities offered and sold outside the United States to investors who were neither citizens nor residents of the United States.

Use of Proceeds

On April 30, 2007, we sold 5,000,000 shares of our common stock in our initial public offering in the United States at a price of $20.00 per share, pursuant to a registration statement on Form S-1 (File No. 333-138595), which was declared effective by the SEC on April 24, 2007. The managing underwriters in the offering were UBS Securities LLC, Banc of America Securities LLC, and Bear, Stearns & Co., Inc. The underwriting discounts and commissions and offering expenses payable by us aggregated $10.1 million, resulting in net proceeds to us of $89.9 million.

The net proceeds are being used to construct demonstration wave power stations and to fund minority investments in wave station projects to encourage market adoption of our wave power stations; to fund the continued development and commercialization of our PowerBuoy system, including increases in system output; to expand our international sales and marketing capabilities; and for working capital and general corporate purposes, including potential acquisitions of complementary businesses, products or technologies. We intend to use the net proceeds of the offering as follows:

•	approximately $25.0 million to construct demonstration wave power stations and approximately $25.0 million to fund minority investments in wave station projects to encourage market adoption of our wave power stations;

•	approximately $10.5 million to fund the continued development and commercialization of our PowerBuoy system, including increases in system output;

•	approximately $7.5 million to fund the expansion of assembly, test and field service facilities;

•	approximately $4.0 million to expand our international sales and marketing capabilities; and

•	the balance for working capital and other general corporate purposes.

We may also use a portion of the net proceeds of the offering to acquire complementary products, technologies or businesses, although we currently have no agreements or commitments with respect to any such transactions.

The amounts and timing of our actual expenditures may vary significantly from our expectations depending upon numerous factors, including our development and commercialization efforts, our operating costs and capital expenditures, our future revenues and cash generated by operations. Accordingly, we will retain broad discretion to allocate our capital resources among the identified uses described above, and we reserve the right to change the allocation of our capital resources.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes appearing at the end of this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. The selected consolidated financial data have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report, or from audited consolidated financial statements not included in this Annual Report.

	Fiscal Years Ended April 30,
	2003	2004		2005	2006	2007

Consolidated Statement of Operations Data:
Revenues	$2,548,294	$4,713,202		$5,365,235	$1,747,715	$2,531,315
Cost of revenues	2,555,267	4,319,850		5,170,521	2,059,318	3,983,742

Gross profit (loss)	(6,973)	393,352		194,714	(311,603)	(1,452,427)

Operating expenses:
Product development costs	180,403	255,958		904,618	4,224,997	6,219,893
Selling, general and administrative costs	818,596	1,745,955		2,553,911	3,190,687	4,893,580

Total operating expenses	998,999	2,001,913		3,458,529	7,415,684	11,113,473

Operating loss	(1,005,972)	(1,608,561)		(3,263,815)	(7,727,287)	(12,565,900)
Other income (expense):
Interest income, net	38,441	555,717		1,297,156	1,408,361	1,389,702
Other income (expense)	473	(3,500,096	)(1)	1,545	74,294	13,906
Foreign exchange gain (loss)	—	1,585,345		1,507,145	(978,242)	1,523,527

Loss before incomes taxes	(967,058)	(2,967,595)		(457,969)	(7,222,874)	(9,638,765)
Income tax benefit	146,853	118,119		29,335	143,963	—

Net loss	$(820,205)	$(2,849,476)		$(428,634)	$(7,078,911)	$(9,638,765)

Basic and diluted net loss per share	$(0.27)	$(0.71)		$(0.08)	$(1.37)	$(1.83)

Basic and diluted weighted average shares outstanding	3,017,422	4,037,501		5,135,550	5,162,340	5,260,794

	As of April 30,
	2003	2004		2005	2006	2007

Consolidated Balance Sheet Data:
Cash, cash equivalents and certificates of deposit	$2,246,175	$39,565,574	(2)	$38,787,176	$32,439,365	$115,895,619	(3)
Working capital	1,177,789	38,422,395		37,903,207	30,886,029	111,187,195
Total assets	2,878,947	40,747,479		41,596,387	33,996,138	119,711,546
Long-term debt, net of current portion	250,000	250,000		245,844	233,959	231,585
Accumulated deficit	(18,275,132)	(21,124,608)		(21,553,242)	(28,632,153)	(38,270,918)
Total stockholders’ equity	490,785	37,853,246		37,836,531	31,066,704	112,541,209

(1)	Other expense in fiscal 2004 resulted from a one time charge incurred at the time of our stock offering on the AIM market in October 2003 relating to a 1999 agreement between us and Tyco Electronics Corp.

(2)	On October 31, 2003, we completed our offering on the AIM market resulting in net proceeds to us of $38.3 million.

(3)	On April 30, 2007, we completed our initial public offering in the United States resulting in net proceeds to us of $89.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We develop and are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer two PowerBuoy products, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system.

We market our utility PowerBuoy system, which is designed to supply electricity to a local or regional power grid, to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. We market our autonomous PowerBuoy system, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our autonomous PowerBuoy system, including sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture. We also offer our customers operations and maintenance services for our PowerBuoy systems, which are expected to provide a source of recurring revenues.

We were incorporated in New Jersey in April 1984, began commercial operations in 1994, and were re-incorporated in Delaware in 2007. We currently have five wholly owned subsidiaries, which include Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, Oregon Wave Energy Partners I, LLC, Oregon Wave Energy Partners II, LLC and Fairhaven OPT Ocean Power LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd. Our revenues have been generated from research contracts and development and construction contracts relating to our wave energy technology. The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a still on-going project for the development and construction of a grid-connected wave power station at the US Marine Corps Base in Oahu, Hawaii. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, joined the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39MW wave power station. In addition, we have entered into a contract with affiliates of Iberdrola and Total to assess the viability of a 2 to 5MW power station off the coast of France.

Our fiscal year ends on April 30. For fiscal 2007, we generated revenues of $2.5 million and incurred a net loss of $9.6 million, and for fiscal 2006 we generated revenues of $1.7 million and incurred a net loss of $7.1 million. As of April 30, 2007, our accumulated deficit was $38.3 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and will, within a few years, represent the majority of our revenues.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Revenues

We have historically generated revenues primarily from the development and construction of our PowerBuoy systems for demonstration purposes and, to a lesser extent, from customer-sponsored research and development. For both fiscal 2006 and fiscal 2007, we derived approximately 96% of our revenues from government and commercial development and construction contracts and 4% of our revenues from customer-sponsored research and development. Generally, we recognize revenue on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage of completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved. Under our agreement for the first phase of construction of a wave power station off the coast of Santoña, Spain, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. We have recently requested our customer to approve an increase in the construction budget for this project beyond the initial €2.7 million value of the contract.

Our revenues increased in each of fiscal 2003, 2004 and 2005, but decreased significantly in fiscal 2006 as a result of delays in the timing of contract award and in the approval of the scope of work relating to our project for the US Navy for the development and construction of a wave power station in Hawaii, and the determination by Lockheed Martin and some of its subcontractors not to proceed with a project under consideration that would have utilized our autonomous PowerBuoy system. The increase in revenues in fiscal 2007 reflected a higher level of activity in connection with our Spain construction contract as well as our US Navy contract for the installation of PowerBuoys in Hawaii.

The US Navy has been our largest customer since fiscal 2002. The US Navy accounted for approximately 54% of our revenues in fiscal 2007, approximately 61% of our revenues in fiscal 2006 and approximately 57% of our revenues in fiscal 2005. We anticipate that, if our commercialization efforts are successful, the relative contribution of the US Navy to our revenue will decline in the future. Lockheed Martin was also a significant customer in fiscal 2006 and 2005, accounting for approximately 22% of our revenues in fiscal 2006 and approximately 32% of our revenues in fiscal 2005.

We currently focus our sales and marketing efforts on coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. In fiscal 2006, we derived 9%, and in fiscal 2007, we derived 41%, of our revenues from outside the United States. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for fiscal years 2005, 2006 and 2007:

	Percentage of Revenues
	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
Customer Location	2005	2006	2007

United States	96%	91%	59%
Europe	4	9	39
Australia	—	—	2

Total	100%	100%	100%

Cost of revenues

Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy system delivery and deployment expenses.

In fiscal 2007, we operated at a gross loss of $1.5 million, while in fiscal 2006 we operated at a gross loss of $0.3 million and in fiscal 2005 we operated at a gross profit of $0.2 million. Our ability to operate at a gross profit will depend on our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and research activities. Our product development costs primarily relate to our efforts to increase the output of our current 40kW utility PowerBuoy system to 150kW in 2007, then to 250kW in 2008 and ultimately to 500kW in 2010 and, to a lesser extent, to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred, except for external patent costs, which we amortize over a 17-year period commencing with the issuance date of each patent.

Our product development costs increased significantly in each of fiscal 2005, 2006 and 2007 as a result of the development of our current 40kW utility PowerBuoy system, which was introduced in fiscal 2006, and development of our 150kW PowerBuoy in 2007. We expect our product development costs to increase in absolute dollars as we continue to increase the output and efficiency of our PowerBuoy systems.

During fiscal 2006, we refocused many of our engineering and development resources that had previously been deployed on our commercial research or product development contracts on the development effort for our current 40kW PowerBuoy system, including the development of the buoy structure, the power take off system and the power grid connection. We introduced our current 40kW PowerBuoy system in fiscal 2006. One system was deployed off the coast of New Jersey from October 2005 to October 2006, when it was removed from the ocean for routine maintenance and diagnostic testing. We are currently awaiting delivery of replacement mooring lines for this PowerBuoy system, after which we plan to immediately redeploy the system. Another system was deployed in Hawaii for the US Navy project in June 2007. After four weeks of initial testing and operation, the system was returned to shore for diagnostic analysis and repair. Work is currently in progress on the design and construction of a third PowerBuoy system, which is expected to be ready for deployment at the Marine Corps Base in Oahu by the end of 2007. In fiscal 2007, we have accelerated development activity in connection with our 150kW PowerBuoy system and expect to commence ocean testing of that system in 2008.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of salaries and other personnel-related costs for employees engaged in sales and marketing and support of our PowerBuoy systems, promotional and public relations expenses and management and administration expenses in support of sales and marketing, as well as costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

We expect our selling, general and administrative costs to increase as we expand our sales and marketing capabilities, including increased headcount, and as a result of our becoming a public company in the United States.

Interest income, net

Interest income, net consists primarily of interest received on cash and cash equivalents and investments in commercial bank-issued certificates of deposit. Prior to April 30, 2007, most of our cash, cash equivalents and bank-issued certificates of deposit resulted from the remaining proceeds of our October 2003 offering on the AIM market. On April 30, 2007, we completed our initial public offering in the United States, which produced net proceeds of $89.9 million. Total cash, cash equivalents and certificates of deposit were $115.9 million as of April 30, 2007, $32.4 million as of April 30, 2006 and $38.8 million as of April 30, 2005. We anticipate that our interest income will increase significantly in the near term as a result of the investment of the proceeds from our United States offering.

Foreign exchange gain (loss)

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in US dollars and our functional currency is the US dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and the British pound sterling, the Euro and the Australian dollar.

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $15.6 million as of April 30, 2007 and $16.7 million as of April 30, 2006, compared to our total certificates of deposits and cash account balances of $115.9 million as of April 30, 2007 and $32.4 million as of April 30, 2006. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the years ended April 30, 2006 and 2007 were recorded in Euros, British pounds or Australian dollars.

We currently do not hedge our exchange rate exposure. However, we assess the anticipated foreign currency working capital requirements and capital asset acquisitions of our foreign operations and attempt to maintain a portion of our cash, cash equivalents and certificates of deposit denominated in foreign currencies sufficient to satisfy these anticipated requirements. We also assess the need and cost to utilize financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.

Income tax benefit

As of April 30, 2007, we had federal research and development tax credits of $0.8 million and federal net operating losses of $24.2 million to offset future federal taxable income. If not utilized, the credit carryforwards will expire at various dates through 2027, and the net operating loss carryforwards will expire at various dates through 2027. We may not achieve profitability in time to utilize the tax credit and net operating loss carryforwards in full or at all. In addition, the future utilization of our net operating loss carryforwards may be limited based upon changes in ownership, including changes resulting from our United States offering in April 2007 and the AIM offering in 2003, pursuant to regulations promulgated under the Internal Revenue Code. These limitations may result in the expiration of net operating losses and credits prior to utilization. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established valuation allowances for the full value of our deferred tax assets, which was $10.1 million as of April 30, 2006 and $13.2 million as of April 30, 2007.

In fiscal 2005 and 2006, we sold a portion of our New Jersey state net operating losses and our New Jersey research and development credits under a program offered by the State of New Jersey, and recognized income tax benefits of approximately $29,000 in fiscal 2005 and approximately $0.1 million in fiscal 2006. Because we believe we are no longer eligible to participate in this program, we did not sell in fiscal 2007 and do not in the future expect to sell any additional New Jersey state net operating losses or research and development credits.

Results of Operations

Fiscal Years Ended April 30, 2006 and 2007

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2006 and 2007:

	Fiscal Year Ended		Fiscal Year Ended		Change 2007 Period
	April 30, 2006		April 30, 2007		to 2006 Period
		As a% of		As a% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change

Revenues	$1,747,715	100%	$2,531,315	100%	$783,600	45%
Cost of revenues	2,059,318	117	3,983,742	157	1,924,424	93

Gross loss	(311,603)	(18)	(1,452,427)	(57)	(1,140,824)	366

Operating expenses:
Product development costs	4,224,997	242	6,219,893	246	1,994,896	47
Selling, general and administrative costs	3,190,687	183	4,893,580	193	1,702,893	53

Total operating expenses	7,415,684	425	11,113,473	439	3,697,789	50

Operating loss	(7,727,287)	(442)	(12,565,900)	(496)	(4,838,613)	63
Interest income, net	1,408,361	81	1,389,702	55	(18,659)	(1)
Other income	74,294	4	13,906	1	(60,388)	(81)
Foreign exchange (loss) gain	(978,242)	(56)	1,523,527	60	2,501,769	256

Loss before income taxes	(7,222,874)	(413)	(9,638,765)	(380)	(2,415,891)	33
Income tax benefit	143,963	8	—	—	(143,963)	(100)

Net loss	$(7,078,911)	(405)%	$(9,638,765)	(380)%	$(2,559,854)	36

Revenues

Revenues increased by $0.8 million in fiscal 2007, or 45%, to $2.5 million as compared to $1.7 million in fiscal 2006. The increase in revenues was primarily attributable to the following factors:

•	Revenues relating to our utility PowerBuoy system increased by approximately $1.1 million due to work that commenced on the first phase of construction of a 1.39MW wave power station off the coast of Spain, increased revenues relating to our US Navy project in Hawaii from a higher activity level, and work that commenced on the design, manufacture and installation of an OPT wave power station consisting of a single PB150 (150kW) PowerBuoy device in Orkney, Scotland.

•	Revenues relating to our autonomous PowerBuoy system decreased by approximately $0.3 million primarily as a result of the completion of a development and construction contract with Lockheed Martin in the fiscal year ended April 30, 2006.

Cost of revenues

Cost of revenues increased by $1.9 million, or 93%, to $4.0 million in fiscal 2007, as compared to $2.1 million in fiscal 2006. The decrease in gross profit in fiscal 2007 was primarily due to an anticipated loss of $1.3 million that was recognized in fiscal 2007 on our contract for a wave power station off the coast of Spain, partially offset by an increase in gross profit recognized in connection with our US Navy project in Hawaii. The anticipated loss of $1.3 million was recognized based on a change in estimated costs associated with this contract. In addition, approximately $0.3 million of compensation expense was recorded as cost of revenues under Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R), which requires companies to recognize compensation expense for all stock-based payments to employees. Because we adopted SFAS 123(R) effective May 1, 2006, we did not record similar compensation expense in fiscal 2006.

Product development costs

Product development costs increased $2.0 million, or 47%, to $6.2 million in fiscal 2007, as compared to $4.2 million in fiscal 2006. The substantial increase in product development costs was primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. In addition, we recorded approximately $0.3 million of compensation expense as product development costs under SFAS 123(R). Because we adopted SFAS 123(R) effective May 1, 2006, we did not record similar compensation expense in fiscal 2006. As a percentage of revenues, product development costs increased slightly to 246% in fiscal 2007 from 242% in fiscal 2006. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period. Accordingly, comparisons of product development costs as a percentage of revenue may not be meaningful.

Selling, general and administrative costs

Selling, general and administrative costs increased $1.7 million, or 53%, to $4.9 million in fiscal 2007, as compared to $3.2 million in fiscal 2006. The increase was primarily attributable to an increase of $0.4 million related to additional marketing expenses and consulting costs, $0.3 million in professional fees, $0.5 million in employee incentive-based compensation and $0.5 million of compensation expense recorded under SFAS 123(R). Because we adopted SFAS 123(R) effective May 1, 2006, we did not record similar compensation expense in fiscal 2006.

Interest income, net

Interest income, net remained relatively flat at $1.4 million in fiscal 2007, compared to fiscal 2006, due to a reduction in the balance of our cash, cash equivalents and certificates of deposit between the two periods (before giving effect to the receipt of the net proceeds of our United States initial public offering on April 30, 2007), offset by higher interest rates during fiscal 2007.

Foreign exchange (loss) gain

Foreign exchange gain was $1.5 million in fiscal 2007, compared to a foreign exchange loss of $1.0 million in fiscal 2006. The difference was primarily attributable to the appreciation of the British pound compared to the US dollar between the two periods.

Income tax benefit

During fiscal 2007, we recorded no income tax benefit, compared to an income tax benefit of $0.1 million recorded in fiscal 2006. The income tax benefit recorded in fiscal 2006 resulted from our sale of New Jersey state net operating losses and research and development credits under a program offered by the State of New Jersey. Because we believe we are no longer eligible to participate in this program, we did not sell any New Jersey state net operating losses or research and development credits in fiscal 2007, nor do we expect to sell any in the future.

Fiscal Years Ended April 30, 2005 and 2006

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2005 and 2006:

	Fiscal Year Ended		Fiscal Year Ended		Change 2006
	April 30, 2005		April 30, 2006		Period to 2005 Period
		As a% of		As a% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change

Revenues	$5,365,235	100%	$1,747,715	100%	$(3,617,520)	(67)%
Cost of revenues	5,170,521	96	2,059,318	118	(3,111,203)	(60)

Gross profit (loss)	194,714	4	(311,603)	(18)	(506,317)	(260)

Operating expenses:
Product development costs	904,618	17	4,224,997	242	3,320,379	367
Selling, general and administrative costs	2,553,911	48	3,190,687	183	636,776	25

Total operating expenses	3,458,529	64	7,415,684	424	3,957,155	114

Operating loss	(3,263,815)	(61)	(7,727,287)	(442)	(4,463,472)	137
Interest income, net	1,297,156	24	1,408,361	81	111,205	9
Other income	1,545	—	74,294	4	72,749	4,709
Foreign exchange gain (loss)	1,507,145	28	(978,242)	(56)	(2,485,387)	(165)

Loss before income taxes	(457,969)	(9)	(7,222,874)	(413)	(6,764,905)	1,477
Income tax benefit	29,335	1	143,963	8	114,628	58

Net loss	$(428,634)	(8)%	$(7,078,911)	(405)%	$(6,650,277)	1,552

Revenues

Revenues decreased by $3.6 million in fiscal 2006, or 67%, to $1.7 million as compared to $5.4 million in fiscal 2005. The decrease in revenues was primarily attributable to the following factors:

•	Revenues from our US Navy wave power station project in Hawaii decreased by approximately $1.8 million as a result of delays in the timing of contract award and in the approval of the scope of development and construction of the wave power station.

•	Revenues related to our autonomous PowerBuoy system decreased by approximately $1.3 million as a result of the completion of a development and construction contract with Lockheed Martin in the first quarter of fiscal 2006, and the determination by Lockheed Martin and some of its subcontractors not to proceed with an anticipated defense application project that would have utilized our autonomous PowerBuoy system, partially offset by revenues of approximately $61,000 from a contract with the US Department of Homeland Security to design and study an autonomous PowerBuoy system for offshore marine surveillance.

•	Revenues decreased by approximately $0.3 million as a result of the completion early in fiscal 2006 of the demonstration wave power station that was deployed off the coast of New Jersey under a contract with the New Jersey Board of Public Utilities.

Cost of revenues

Cost of revenues decreased by $3.1 million, or 60%, to $2.1 million in fiscal 2006 as compared to $5.2 million in fiscal 2005. The decrease in the cost of revenues was primarily attributable to the reduction in revenue during fiscal 2006. Gross loss on revenues in fiscal 2006 primarily reflected discretionary costs incurred by us in connection with the deployment of the first PowerBuoy system in Hawaii that were not reimbursed under our agreement with the US Navy.

Product development costs

Product development costs increased $3.3 million, or 367%, to $4.2 million in fiscal 2006, as compared to $0.9 million in fiscal 2005. The substantial increase in product development costs was primarily attributable to the development of our current 40kW PowerBuoy system, which was deployed in October 2005 off the coast of New Jersey.

As discussed above, in fiscal 2006 we experienced a reduction in revenues from $5.4 million in fiscal 2005 to $1.7 million in fiscal 2006. In response to this reduction in revenues, during fiscal 2006 we refocused many of our engineering and development resources that had previously been deployed on our commercial research or development contracts on the product development effort for our current 40kW PowerBuoy system, including the development of the buoy structure, the power take off system and the power grid connection. We also began our efforts to increase the maximum rated output of our utility PowerBuoy system to 150kW.

Selling, general and administrative costs

Selling, general and administrative costs increased $0.6 million, or 25%, to $3.2 million in fiscal 2006, as compared to $2.6 million in fiscal 2005. The increase was primarily attributable to a $0.5 million increase in marketing expenses, including additional marketing personnel, and to increased professional fees.

Interest income, net

Interest income, net increased $0.1 million, or 9%, to $1.4 million in fiscal 2006, as compared to $1.3 million in fiscal 2005. The increase was attributable to higher interest rates in fiscal 2006, which were partially offset by a reduction of our cash, cash equivalents and bank-issued certificates of deposit balances between the two periods of $6.3 million.

Other income

Other income in fiscal 2006 included the recognition of a one-time payment of $0.1 million in fiscal 2006 in connection with the termination of a license development agreement entered into in April 2003. See Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report.

Foreign exchange gain (loss)

In fiscal 2006, we had a foreign exchange loss of $1.0 million, as compared to a foreign exchange gain of $1.5 million in fiscal 2005. The difference was primarily attributable to the appreciation of the US dollar compared to the British pound between the two periods.

Income tax benefit

During fiscal 2006, we recorded an income tax benefit of approximately $0.1 million compared to an income tax benefit of approximately $29,000 recorded in fiscal 2005. The income tax benefit recorded in both periods resulted from our sale of New Jersey state net operating losses under a program offered by the State of New Jersey, and the increase from fiscal 2005 to fiscal 2006 reflected the sale of more state net operating losses in fiscal 2006 than in fiscal 2005. Because we believe we are no longer eligible to participate in this program, we do not expect to sell any additional New Jersey state net operating losses or research and development credits in the future.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2007, our revenues were $9.6 million, our net losses were $17.1 million and our net cash used in operating activities was $13.5 million. Over that same period, we raised $90.3 million in financing activities, including $89.9 million from the closing of our United States initial public offering on April 30, 2007.

At April 30, 2007, our total cash, cash equivalents and certificates of deposit were $115.9 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of time deposits with large commercial banks and an investment in a money market fund. Our certificates of deposit as of April 30, 2007 are denominated in British pounds. The certificates of deposit generally have a fixed maturity date of more than 90 days but less than one year from the date of purchase.

The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.

Net cash used in operating activities was $7.5 million for fiscal 2007. This primarily resulted from a net loss for the period of $9.6 million, decreased by a $1.2 million increase in our accounts payable, a $2.1 million increase in our accrued expenses and non-cash charges of $0.3 million in depreciation and amortization and $1.2 million of compensation expense related to stock option grants. This was partially offset by a $0.9 million increase in our accounts receivable and unbilled receivables and a non-cash foreign exchange gain of $1.5 million. The increase in receivables was due to the increase in our revenues in the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. The non-cash foreign exchange gain reflected our significant holdings of sterling-denominated certificates of deposit, which were impacted by the depreciation of the dollar against the British pound during fiscal 2007. Increases in accounts payable and accrued expenses in fiscal 2007 resulted from increases in the loss reserve for a contract and accruals for incentive payments to employees. Net cash used in investing activities was $9.3 million for fiscal 2007 resulting primarily from $55.2 million in purchases of certificates of deposit, partially offset by $47.3 million in maturities of certificates of deposit, a $1.0 million restricted cash balance related to a bank credit facility for Ocean Power Technologies Limited and $0.3 million in purchases of equipment and patent costs, as we invested in expanding our assembly and test facilities and developed several new patent applications as part of our ongoing investment in technology development. Net cash provided by financing activities was $90.8 million for fiscal 2007 resulting primarily from our initial public offering in the United States.

We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the commercialization of the PowerBuoy system. Our future capital requirements will depend on a number of factors, including:

•	the success of our commercial relationships with Iberdrola, Total, the US Navy and Lockheed Martin;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional commercial relationships;

•	the implementation of our expansion plans, including the hiring of new employees;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.

We believe that our current cash and cash equivalents and certificates of deposit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through fiscal 2008. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.

Contractual Obligations

Our major outstanding contractual obligations relate to our facilities leases. We have summarized in the table below our fixed contractual cash obligations as of April 30, 2007.

	Payments Due by Period
		Less than	One to	Four to	More than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$234,000	$2,000	(1)	(1)	(1)
Operating leases	$1,324,000	$257,000	$447,000	$414,000	$206,000

(1)	Our long-term debt consists of an interest-free loan from the New Jersey Commission on Science and Technology. The amounts to be repaid each year are determined as a percentage of revenues we receive in that year from our customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012.

Off-Balance Sheet Arrangements

Since inception we have not engaged in any off-balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require significant judgment and estimates by us in the preparation of our consolidated financial statements.

Revenue recognition and unearned revenues

Generally, we recognize revenue on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage of completion estimate or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved.

Upon anticipating a loss on a contract, we recognize the full amount of the anticipated loss in the current period. We had loss reserves of $1.8 million as of April 30, 2007 related to two contracts and $0.8 million as of April 30, 2006 related to one contract. In fiscal 2007, we recognized a loss of $1.3 million on our contract for a wave power station off the coast of Spain, due to a change in estimated costs.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction in unbilled receivables, and to the extent that those billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), which requires companies to recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, in their statement of operations based on the fair value of the awards. We adopted SFAS 123(R) effective May 1, 2006 using the modified prospective method. Under this method, compensation cost is recognized for all share-based payments granted subsequent to April 30, 2006, awards modified after April 30, 2006, and the remaining portion of the fair value of unvested awards at April 30, 2006. Prior to May 1, 2006, we used the intrinsic value method to determine values used in our pro forma stock-based compensation disclosures.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, which provides guidance regarding the implementation of SFAS 123(R). In particular, SAB 107 provides guidance regarding calculating assumptions used in stock-based compensation valuation models, the classification of stock-based compensation expense, the capitalization of stock-based compensation costs and disclosures in filings with the SEC.

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options, as permitted by the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Because our stock has been publicly traded in the United States only since April 2007, we do not have an observable share-price volatility for the United States capital markets; therefore, we estimate our expected volatility based on that of what we consider to be similar publicly-traded companies and expect to continue to do so until such time as we have adequate historical data from our traded share price in the United States. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange on which our shares have traded since October 2003, because we do not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market is an appropriate indicator of the expected volatility of our common stock. Prior to fiscal 2007, we estimated the expected term of our options using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. Beginning in fiscal 2007, we estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by SAB 107. If we determine another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Higher volatility and longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not as significant to the calculation of fair value of our stock-based awards.

In addition, SFAS 123(R) requires us to develop an estimate of the number of stock-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the consolidated financial statements during the quarter of the change. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements. These adjustments affect our cost of revenues, product development costs and selling, general and administrative costs. Through the year ended April 30, 2007, the effect of forfeiture adjustments on our consolidated financial statements has been insignificant. The expense we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

As a result of the adoption of SFAS 123(R), we recorded stock compensation expense of $1.1 million in fiscal 2007.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income, or SFAS 109. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as credit and net operating loss carryforwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established valuation allowances for the full value of our net deferred tax assets, which were $10.1 million as of April 30, 2006 and $13.2 million as of April 30, 2007.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in the current period’s net income or loss. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under Accounting Principles Board Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not have any effect on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition and measurement method for tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the effects of FIN 48 but do not expect it to have a material effect on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective for our year ended April 30, 2007. The adoption of SAB 108 did not have any impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is currently confined to our cash, cash equivalents and certificates of deposit. None of these items that we hold have maturities that exceed one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculative or trading purposes. Because the maturities of our cash equivalents and certificates of deposit do not exceed one year, we do not believe that a change in market rates would have any significant impact on the realized value of our investments. We do not have market risk exposure on our long-term debt because it consists of an interest-free loan from the New Jersey Board of Public Utilities.

Management estimates that had the average yield on our cash, cash equivalents and certificates of deposit decreased by 100 basis points, our interest income for the year ended April 30, 2007 would have decreased by approximately $0.3 million. This estimate assumes that the decrease occurred on the first day of fiscal 2007 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, and investments.

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in US dollars and our functional currency is the US dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and the British pound sterling, the Euro and the Australian dollar.

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $15.6 million as of April 30, 2007 and $16.7 million as of April 30, 2006, compared to our total certificates of deposits and cash account balances of $115.9 million as of April 30, 2007 and $32.4 million as of April 30, 2006. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the year ended April 30, 2007 were recorded in Euros, British pounds or Australian dollars. If the foreign currency exchange rates had fluctuated by 10% as of April 30, 2007, our foreign exchange gain would have changed by approximately $1.7 million.

We currently do not hedge exchange rate exposure. However, we assess the anticipated foreign currency working capital requirements and capital asset acquisitions of our foreign operations and attempt to maintain a portion of our cash, cash equivalents and certificates of deposit denominated in foreign currencies sufficient to satisfy these anticipated requirements. We also assess the need and cost to utilize financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are listed in Item 15 — “Exhibits and Financial Statement Schedules” of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act

Rule 13a-15(b). Based upon that evaluation, as of April 30, 2007, our Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Proxy Statement for the 2007 Annual Meeting of Stockholders, or the Proxy Statement, is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibits Index on pages 59 to 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INCORPORATED

Date: July 27, 2007

By:	/s/ George W. Taylor
George W. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ George W. Taylor George W. Taylor	Director, Chief Executive Officer (Principal Executive Officer)	July 27, 2007

/s/ Seymour S. Preston III Seymour S. Preston III	Chairman of the Board of Directors	July 27, 2007

/s/ Charles F. Dunleavy Charles F. Dunleavy	Director, Chief Financial Officer, Senior Vice President, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 27, 2007

/s/ Eric A. Ash Eric A. Ash	Director	July 27, 2007

/s/ Thomas J. Meaney Thomas J. Meaney	Director	July 27, 2007

Exhibits Index

Exhibit
Number		Description

3.1		Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 to Form S-1 filed November 13, 2006)
3.2		Form of Restated Certificate of Incorporation of the Registrant which became effective prior to the initial public offering (incorporated by reference from Exhibit 3.2 to Form S-1/A filed March 19, 2007)
3.3		Bylaws of the Registrant (incorporated by reference from Exhibit 3.3 to Form S-1 filed November 13, 2006)
3.4		Form of Amended and Restated Bylaws of the Registrant, which became effective prior to the closing of the initial public offering (incorporated by reference from Exhibit 3.4 to Form S-1/A filed March 19, 2007)
4.1		Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
10	.1+	Engineering, Procurement and Construction of a Wave Energy Power Plant at “Punta del Pescador” (Santoña, Spain), dated July 27, 2006, between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Powers Technologies Limited (incorporated by reference from Exhibit 10.1 to Form S-1 filed November 13, 2006)
10	.2+	Contract Number N00014-05-C-0384, dated September 20, 2005, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as amended by the Amendment of Solicitation/ Modification of Contract dated March 22, 2007 (incorporated by reference from Exhibit 10.2 to Form S-1 filed November 13, 2006)
10	.3+	Contract Number N00014-02-C-0053, dated February 8, 2002, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies Inc., as modified (incorporated by reference from Exhibit 10.3 to Form S-1 filed November 13, 2006)
10.4		Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006)
10.5		1994 Stock Option Plan (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006)*
10.6		Incentive Stock Option Plan (incorporated by reference from Exhibit 10.6 to Form S-1 filed November 13, 2006)*
10.7		2001 Stock Plan (incorporated by reference from Exhibit 10.7 to Form S-1 filed November 13, 2006)*
10.8		2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.8 to Form S-1/A filed March 19, 2007)*
10.9		Amended and Restated Voting and Right of First Refusal Agreement, dated April 18, 2005, between Ocean Power Technologies, Inc., George W. Taylor and JoAnne E. Burns (incorporated by reference from Exhibit 10.9 to Form S-1 filed November 13, 2006)
10.10		Agreement to Refinance, dated November 14, 1993 between Joseph R. Burns, Michael Y. Epstein, George W. Taylor and Ocean Powers Technologies, Inc. (incorporated by reference from Exhibit 10.10 to Form S-1 filed November 13, 2006)
10.11		Employment Agreement, dated October 23, 2003, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.11 to Form S-1 filed November 13, 2006)*
10.12		Employment Agreement, dated October 23, 2003, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.12 to Form S-1 filed November 13, 2006)*
10.13		Consultant Agreement, dated August 1, 1999, between Thomas J. Meaney and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.13 to Form S-1 filed November 13, 2006)
10.14		Employment Agreement, dated September 9, 2004, between Mark R. Draper and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.14 to Form S-1 filed November 13, 2006)*
10.15		Employment Agreement, dated September 30, 2005, between John A. Baylouny and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.15 to Form S-1 filed November 13, 2006)*

Exhibit
Number		Description

10.16		Lease Agreement, dated August 30, 2005 between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1, as amended on January 27, 2006 (incorporated by reference from Exhibit 10.16 to Form S-1 filed November 13, 2006)
10.17		Lease, dated January 15, 2007, between University of Warwick Science Park Innovation Centre Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.17 to Form S-1/A filed March 19, 2007)
10.18		Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)
10	.19+	Contract for the Development and Application of a Sea Wave Energy Generation System in France, dated as of June 17, 2005, between Iberdrola Energias Renovables II, S.A. Sociedad Unipersonal, Total Energie Development SA, Ocean Power Technologies Ltd. and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.19 to Form S-1/A filed March 19, 2007)
10.20		Contract Number DM259735, dated September 17, 2005 between Lockheed Martin Corporation Maritime Systems and Sensors (MS2) and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.20 to Form S-1/A filed March 19, 2007)
10.21		Marketing Cooperation Agreement, dated September 9, 2006, between Ocean Power Technologies, Inc. and Lockheed Martin Corporation through its Maritime Systems and Sensors business unit (incorporated by reference from Exhibit 10.21 to Form S-1/A filed April 10, 2007)
10	.22+	Contract Number N00014-07-C-0617, dated May 24, 2007, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 99.1+ to Form 8K filed June 8, 2007)
21.1		Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to Form S-1/A filed March 19, 2007)
23.1		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective May 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 27, 2007

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents	$31,957,209	107,505,473
Certificates of deposit	482,156	8,390,146
Accounts receivable	—	865,081
Unbilled receivables	211,000	313,080
Other current assets	331,139	441,342

Total current assets	32,981,504	117,515,122
Property and equipment, net	544,285	387,923
Patents, net of accumulated amortization of $157,451 and $176,840, respectively	372,448	597,280
Restricted cash	—	983,376
Other noncurrent assets	97,901	227,845

Total assets	$33,996,138	119,711,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242,624	1,708,408
Accrued expenses	1,726,870	4,593,413
Unearned revenues	14,405	—
Other current liabilities	111,576	26,106

Total current liabilities	2,095,475	6,327,927
Long-term debt	233,959	231,585
Deferred rent	—	10,825
Deferred credits	600,000	600,000

Total liabilities	2,929,434	7,170,337

Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 5,171,119 and 10,186,254 shares, respectively	5,171	10,186
Additional paid-in capital	59,725,777	150,842,671
Accumulated deficit	(28,632,153)	(38,270,918)
Accumulated other comprehensive loss	(32,091)	(40,730)

Total stockholders’ equity	31,066,704	112,541,209

Total liabilities and stockholders’ equity	$33,996,138	119,711,546

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2005	2006	2007

Revenues	$5,365,235	1,747,715	2,531,315
Cost of revenues	5,170,521	2,059,318	3,983,742

Gross profit (loss)	194,714	(311,603)	(1,452,427)

Operating expenses:
Product development costs	904,618	4,224,997	6,219,893
Selling, general and administrative costs	2,553,911	3,190,687	4,893,580

Total operating expenses	3,458,529	7,415,684	11,113,473

Operating loss	(3,263,815)	(7,727,287)	(12,565,900)
Interest income, net	1,297,156	1,408,361	1,389,702
Other income	1,545	74,294	13,906
Foreign exchange gain (loss)	1,507,145	(978,242)	1,523,527

Loss before income taxes	(457,969)	(7,222,874)	(9,638,765)
Income tax benefit	29,335	143,963	—

Net loss	$(428,634)	(7,078,911)	(9,638,765)

Basic and diluted net loss per share	$(0.08)	(1.37)	(1.83)

Weighted average shares used to compute basic and diluted net loss per share	5,135,550	5,162,340	5,260,794

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, May 1, 2004	5,116,502	$5,116	59,005,666	(21,124,608)	(32,928)	37,853,246
Net loss	—	—	—	(428,634)	—	(428,634)
Foreign currency translation adjustment	—	—	—	—	(6,405)	(6,405)

Total comprehensive loss						(435,039)
Compensation related to stock option grants issued to employees	—	—	131,500	—	—	131,500
Compensation related to stock option grants issued for services	—	—	53,174	—	—	53,174
Adjustment for stockholder reduction in shares held	(1,397)	(1)	1	—	—	—
Proceeds from exercise of stock options	36,116	36	233,614	—	—	233,650

Balance, April 30, 2005	5,151,221	5,151	59,423,955	(21,553,242)	(39,333)	37,836,531
Net loss	—	—	—	(7,078,911)	—	(7,078,911)
Foreign currency translation adjustment	—	—	—	—	7,242	7,242

Total comprehensive loss						(7,071,669)
Compensation related to stock option grants issued to employees	—	—	44,000	—	—	44,000
Compensation related to stock option grants issued for services	—	—	85,139	—	—	85,139
Shares issued for amounts received in prior years	2,732	3	49,997	—	—	50,000
Proceeds from exercise of stock options	17,166	17	122,686	—	—	122,703

Balance, April 30, 2006	5,171,119	5,171	59,725,777	(28,632,153)	(32,091)	31,066,704
Net loss	—	—	—	(9,638,765)	—	(9,638,765)
Foreign currency translation adjustment	—	—	—	—	(8,639)	(8,639)

Total comprehensive loss						(9,647,404)
Compensation related to stock option grants issued to employees	—	—	1,082,181	—	—	1,082,181
Compensation related to stock option grants issued for services	—	—	70,235	—	—	70,235
Adjustment for reverse stock split rounding	(9)	—	—	—	—	—
Sale of common stock, net of issuance costs	5,000,000	5,000	89,898,819	—	—	89,903,819
Proceeds from exercise of stock options	15,144	15	65,659	—	—	65,674

Balance, April 30, 2007	10,186,254	$10,186	150,842,671	(38,270,918)	(40,730)	112,541,209

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2005	2006	2007

Cash flows from operating activities:
Net loss	$(428,634)	(7,078,911)	(9,638,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(1,507,145)	978,242	(1,523,527)
Depreciation and amortization	140,984	233,132	269,075
Loss on disposal of equipment	—	—	24,572
Compensation expense related to stock option grants	184,674	129,139	1,152,416
Realization of deferred credits	—	(75,000)	—
Deferred rent	—	—	10,825
Changes in operating assets and liabilities:
Accounts receivable	(621,499)	668,424	(827,287)
Unbilled receivables	(268,216)	611,037	(95,896)
Other current assets	(239,274)	161,505	(99,436)
Accounts payable	404,491	(632,778)	1,233,484
Accrued expenses	708,022	(121,840)	2,126,616
Unearned revenues	(246,890)	(2,383)	(14,405)
Other current liabilities	—	57,803	(85,470)

Net cash used in operating activities	(1,873,487)	(5,071,630)	(7,467,798)

Cash flows from investing activities:
Purchases of certificates of deposit	(58,050,287)	(62,677,400)	(55,187,304)
Maturities of certificates of deposit	33,573,254	87,397,606	47,279,314
Restricted cash	—	—	(983,376)
Purchases of equipment	(435,488)	(330,047)	(107,271)
Payments of patent costs	(125,414)	(57,396)	(217,763)
Investments in joint ventures and other noncurrent assets	(78,399)	(30,747)	(122,001)

Net cash (used in) provided by investing activities	(25,116,334)	24,302,016	(9,338,401)

Cash flows from financing activities:
Sale of common stock, net of issuance costs	—	—	90,773,935
Proceeds from exercise of stock options	233,650	122,703	65,674

Net cash provided by financing activities	233,650	122,703	90,839,609

Effect of exchange rate changes on cash and cash equivalents	1,500,740	(980,694)	1,514,854

Net (decrease) increase in cash and cash equivalents	(25,255,431)	18,372,395	75,548,264
Cash and cash equivalents, beginning of period	38,840,245	13,584,814	31,957,209

Cash and cash equivalents, end of period	$13,584,814	31,957,209	107,505,473

Supplemental disclosure of noncash investing and financing activities:
Issuance of shares in connection with amounts received in prior years	$—	50,000	—
Capitalized patent costs financed through accounts payable	—	—	30,343
Stock issuance costs financed through accounts payable and accrued expenses	—	—	870,116

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Background

Ocean Power Technologies, Inc. (the Company) was incorporated on April 19, 1984 in the State of New Jersey, commenced active operations in 1994 and re-incorporated in the State of Delaware in April 2007. The Company develops and is commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets and sells its products in the United States and internationally.

(2)	Summary of Significant Accounting Policies

(a)	Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46R), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R.

(b)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment and patents; valuation allowances for receivables and deferred income tax assets; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates.

(c)	Revenue Recognition

The Company recognizes revenue on government and commercial contracts under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. During the years ended April 30, 2005 and 2007, the Company recorded provisions of approximately $21,000 and $1,290,000, respectively, related to anticipated losses on contracts. Reserves related to loss contracts in the amounts of approximately $785,000 and $1,780,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2006 and 2007, respectively.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.

(d)	Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with maturities of three months or less from the date of purchase. Cash and cash equivalents include $31,506,000 and $13,254,000 of certificates of deposit with an initial term of less than three months at April 30, 2006 and 2007, respectively, and $93,000,000 invested in a money market fund as of April 30, 2007.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(e)	Restricted Cash and Credit Facility

As of April 30, 2007, the Company had $983,376 in cash restricted under the terms of a security agreement (the Agreement) between Ocean Power Technologies, Inc and Barclays Bank. Under the Agreement, this cash is on deposit at Barclays Bank and serves as security for letters of credit which are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, and is cancelable at the discretion of the bank.

(f)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation was $112,070, $213,374 and $247,515 for the years ended April 30, 2005, 2006 and 2007, respectively.

(g)	Foreign Exchange Gains and Losses

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $16,724,000 and $15,646,000 as of April 30, 2006 and 2007, respectively. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) on the accompanying consolidated statements of operations.

(h)	Patents

External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $28,914, $19,758 and $21,560 for the years ended April 30, 2005, 2006 and 2007, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of April 30, 2007 is estimated to be approximately $22,000 per year.

(i)	Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company reviewed its long-lived assets for indicators of impairment in accordance with SFAS No. 144 and determined that no impairment review was necessary for the years ended April 30, 2005, 2006 and 2007.

(j)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, bank certificates of deposit and trade receivables. The Company invests its excess cash in highly

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

liquid investments (principally short-term bank deposits and a money market fund) and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund or certificates of deposit.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for the periods indicated:

	Years Ended April 30,
Customer	2005	2006	2007

US Navy	57%	61%	54%
Iberdrola and Total	4%	9%	35%
Lockheed Martin	32%	22%	—

The loss of, or a significant reduction in revenues from, any of these customers could significantly impact the Company’s financial position or results of operations. The Company does not require collateral from its customers.

(k)	Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of outstanding stock options, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per share, 1,116,281, 1,205,030, and 1,303,574 options to purchase shares of common stock were excluded from the computations for the years ended April 30, 2005, 2006 and 2007, respectively.

(l)	Stock-Based Compensation

Prior to May 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for its fixed plan stock options. Under this method, compensation expense was recorded only if on the date of grant the market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in the periods presented:

	Years Ended April 30,
	2005	2006

Net loss, as reported	$(428,634)	(7,078,911)
Add stock-based employee compensation expense included in reported net loss	131,500	44,000
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,367,000)	(680,000)

Pro forma net loss	$(1,664,134)	(7,714,911)

Basic and diluted net loss per share, as reported	$(0.08)	(1.37)

Basic and diluted net loss per share, pro forma	$(0.32)	(1.49)

In accordance with SFAS No. 123, as amended by SFAS No. 148, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma disclosure purposes with the following

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

weighted-average assumptions used for grants: dividend yield of 0%; risk-free interest rate of 4% and 4.9% for the years ended April 30, 2005 and 2006, respectively; an expected option life of 8.9 years and 9.3 years for the years ended April 30, 2005 and 2006, respectively; and volatility of 80.8% and 72% for the years ended April 30, 2005 and 2006, respectively. These assumptions were used to determine the weighted average per share fair value of $13.92 and $10.20 for stock options granted during the years ended April 30, 2005 and 2006, respectively.

On May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 will be recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the year ended April 30, 2007 under SFAS No. 123R was approximately $1,082,000. The Company would have recorded an immaterial amount of share-based compensation expense related to employees for the year ended April 30, 2007 if it had continued to account for share-based compensation under APB Opinion No. 25. For the year ended April 30, 2007, this additional share-based compensation increased the net loss by approximately $1,073,000 and increased basic and diluted loss per share by approximately $0.20.

Valuation Assumptions for Options Granted During the Year Ended April 30, 2007

The fair value of each stock option granted during the year ended April 30, 2007 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

Risk-free interest rate	5%
Expected dividend yield	0.0%
Expected life	5.5 years
Expected volatility	72.0%

The above assumptions were used to determine the weighted average per share fair value of $8.80 for stock options granted during the year ended April 30, 2007.

(m)	Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(n)	Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in accumulated other comprehensive loss within stockholders’ equity.

(o)	Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in the current period’s net income or loss. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization or depletion of long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate effected by a change in accounting principle. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 did not have any effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement method for tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48, but does not expect FIN 48 to have a material effect on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective for the Company’s year ended April 30, 2007. The adoption of SAB 108 did not have any impact on the Company’s consolidated financial statements.

(3)	Certificates of Deposit

Certificates of deposit with maturities in excess of 90 days from purchase are summarized as follows:

	Nominal Face		April 30,
	Amount	Currency	2006	2007

3.92% due August 11, 2006	482,156	USD	$482,156	—
5.20% due May 17, 2007	2,496,832	GBP	—	4,989,420
5.22% due June 20, 2007	1,701,810	GBP	—	3,400,726

			$482,156	8,390,146

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Property and Equipment

The components of property and equipment are as follows:

	April 30,
	2006	2007

Computers and software	$402,037	466,734
Equipment	452,448	403,233
Office furniture and equipment	233,178	198,923
Leasehold improvements	59,358	47,494

	1,147,021	1,116,384
Less accumulated depreciation	(602,736)	(728,461)

	$544,285	387,923

(5)	Accrued Expenses

Included in accrued expenses at April 30, 2006 and 2007 were contract reserves of approximately $785,000 and $1,780,000, respectively, and accrued employee incentive payments of approximately $353,000 and $1,051,000, respectively. Accrued expenses at April 30, 2007 also included costs associated with the initial public offering in the US of approximately $680,000.

(6)	Related-Party Transactions

The Company is obligated to pay royalties to G.W. Taylor, a founding stockholder of the Company; M.Y. Epstein; and the estate of J.R. Burns (stockholders of the Company) related to U.S. patent 4404490 entitled, “Power Generation from Waves Near the Surface of Bodies of Water.” Royalty payments are limited to $925,000 in the aggregate, based on revenues related to certain piezoelectric-technology, if any, on the basis of 6% of future licenses sold and 4% of future product sales and development contracts. Through April 30, 2007, approximately $200,000 of royalties had been earned. During the years ended April 30, 2005, 2006 and 2007, no royalties were earned pursuant to these agreements, and no future royalties are expected to be earned. As of April 30, 2006 and 2007, approximately $26,000 was included in other current liabilities related to these agreements.

In August 1999, the Company entered into a consulting agreement with an individual for marketing services at a rate of $600 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $51,000, $53,000 and $54,000 during the years ended April 30, 2005, 2006 and 2007, respectively.

Also see Note 8 for an additional related-party transaction.

(7)	Debt

During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $16,000 and is required to repay an additional approximately $2,000 as of April 30, 2007. The total repayment amount of approximately $18,000 has reduced the long-term debt balance. The current payment required was included in accrued expenses in the accompanying consolidated balance sheet as of April 30, 2007.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	Deferred Credits

During the year ended April 30, 2003, the Company entered into an agreement under which the Company received a payment of $75,000, which was included in deferred credits until the earning process was completed. During the year ended April 30, 2006, the earning process was completed, and the nonrefundable payment of $75,000 has been included in other income in the accompanying consolidated statement of operations.

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded in deferred credits in the accompanying consolidated balance sheets as of April 30, 2006 and 2007. If by December 31, 2012 the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).

(9)	Common Stock

On December 7, 2006, the board of directors approved and recommended to shareholders and on January 12, 2007, the shareholders of the Company approved a one-for-ten reverse stock split, which was effective on April 20, 2007. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split and the reincorporation.

On April 30, 2007, the Company completed an initial public offering in the United States on The NASDAQ Global Market by issuing 5,000,000 shares of its common stock for a purchase price of $20.00 per share, resulting in net proceeds to the Company of $89,903,819.

During the year ended April 30, 2003, the Company sold 3,750 shares of common stock to an investor at a price of $13.30 per share, which was subject to adjustment based on the pricing of future financings, if any, during calendar year 2003. Based on the price at which the Company’s common shares were sold at the time of an initial public offering on the AIM market of the London Stock Exchange in October 2003, this adjustment, in the form of a reduction of 1,397 shares issued, was resolved and recorded during the year ended April 30, 2005.

During the year ended April 30, 1998, under an agreement with a group of investors, the Company received $50,000 as an advance payment related to a potential future transaction, which was recorded in accrued expenses. During the year ended April 30, 2006, the Company repaid this amount by issuing 2,732 shares of common stock, in accordance with the terms of the agreement.

(10)	Preferred Stock

In September 2003, and in connection with the AIM offering, the Company’s stockholders authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2006 and 2007, no shares of preferred stock had been issued.

(11)	Stock Options

Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company has reserved 494,594 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of April 30, 2007.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares are authorized for issuance under the 2001 Stock Plan. As of April 30, 2007, the Company had issued or reserved 808,980 shares for issuance under the 2001 Stock Plan. Members of the board of directors who are not full-time employees receive an annual option grant to acquire 2,500 shares. The options are granted after the annual meeting of shareholders for the year then ended. Vesting of stock options is determined by the board of directors. The contractual term of these stock options is up to ten years. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. There are 803,215 shares reserved for issuance under this plan, which consists of 680,000 new shares plus 123,215 shares of common stock previously available under the 2001 Stock Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

Transactions under these option plans during the year ended April 30, 2007 are as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)

Outstanding April 30, 2006	1,205,030	14.19
Forfeited	(10,026)	16.83
Expired	(64,950)	8.42
Exercised	(22,600)	8.55
Granted	196,120	13.75

Outstanding April 30, 2007	1,303,574	14.49	5.1

Exercisable April 30, 2007	974,266	14.89	4.0

The total intrinsic value of options exercised during the years ended April 30, 2005, 2006 and 2007 was approximately $313,000, $153,000 and $188,000, respectively. The total intrinsic value of outstanding and exercisable options as of April 30, 2007 was approximately $2,400,000 and $2,000,000, respectively. As of April 30, 2007, approximately 296,000 additional options were expected to vest, which had total intrinsic value of approximately $339,000 and a weighted average remaining contractual term of 8.2 years. As of April 30, 2007, there was approximately $2,400,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.5 years. The Company normally issues new shares to satisfy option exercises under these plans.

Certain stock options granted during the years ended April 30, 2005 and 2006 were granted to employees with exercise prices less than the fair value of the underlying common stock on the date of grant. Additionally, certain options were granted to consultants during the years ended April 30, 2005, 2006 and 2007. The Company has charged compensation expense of $184,674, $129,139 and $70,235 related to these option grants, which has been

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

included in selling, general, and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2005, 2006 and 2007, respectively.

(12)	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2006	2007

Deferred tax assets:
Federal net operating loss carryforwards	$6,638,000	8,218,000
Foreign net operating loss carryforwards	1,210,000	1,897,000
Research and development tax credits	505,000	761,000
Stock compensation	1,478,000	1,509,000
Unrealized foreign exchange loss	—	6,000
Accrued expenses	314,000	829,000

Gross deferred tax assets	10,145,000	13,220,000

Deferred tax liabilities:
Property and equipment	(31,000)	(17,000)
Unrealized foreign exchange gain	(60,000)	—

Gross deferred tax liabilities	(91,000)	(17,000)

Deferred tax assets valuation allowance	(10,054,000)	(13,203,000)

Net deferred tax assets	$—	—

Income tax benefit was $29,335 and $143,963 for the years ended April 30, 2005 and 2006, respectively. The effective income tax rate differed from the percentages computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended April 30,
	2005	2006	2007

Computed “expected” tax benefit	(34)%	(34)%	(34)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(6)	(6)	(6)
Stock-based compensation expense	—	—	8
Federal research and development tax credits	(6)	(2)	(1)
Sale of state loss carryforwards and tax credits	(6)	(2)	—
Other non-deductible expenses	9	1	1
Increase in valuation allowance	37	41	32

	(6)%	(2)%	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of April 30, 2006 and 2007, based upon the level of historical taxable losses, valuation allowances of $10,054,000 and $13,203,000, respectively, were recorded in accordance with the provisions of

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 109. The valuation allowance increased $2,697,000, $2,436,000 and $3,149,000 during the years ended April 30, 2005, 2006 and 2007, respectively.

As of April 30, 2007, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $24,200,000, which begin to expire in 2009. The Company also had federal research and development credit carryforwards of approximately $761,000 as of April 30, 2007, which begin to expire in 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. Such an ownership change, as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. Foreign loss before income taxes was $527,974, $982,934 and $2,289,834 for the years ended April 30, 2005, 2006 and 2007, respectively. As of April 30, 2007, foreign net operating loss carryforwards were approximately $6,300,000. These losses can be carried forward indefinitely, but the Company’s ability to utilize these carryforwards may be limited in the event of an ownership change.

During the years ended April 30, 2005 and 2006, the Company sold a portion of its New Jersey state net operating loss carryforwards and research and development credits to a company for net proceeds of $29,335 and $143,963, respectively, resulting in the recognition of income tax benefits in the accompanying consolidated statements of operations.

(13)	Commitments and Contingencies

(a)	Operating Lease Commitments

The Company leases office, laboratory and manufacturing space in Pennington, New Jersey and office space in Warwick, United Kingdom under operating leases that expire on various dates through April 30, 2013. Rent expense under operating leases was $154,731, $295,089 and $338,113 for the years ended April 30, 2005, 2006 and 2007, respectively. Future minimum lease payments under operating leases as of April 30, 2007 are as follows:

Year ending April 30:
2008	$256,857
2009	240,191
2010	206,859
2011	206,859
2012	206,859
Thereafter	206,859

$1,324,484

(b)	Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(14)	Quarterly Financial Data (Unaudited)

	Three Months Ended
Fiscal Year 2007	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$305,186	555,561	652,884	1,017,684
Gross profit (loss)	79,221	(601,104)	(67,594)	(862,950)
Operating loss	(2,360,950)	(2,976,109)	(2,436,457)	(4,792,384)
Net loss	(1,660,954)	(2,307,200)	(1,540,296)	(4,130,315)
Basic and diluted net loss per share	$(0.32)	(0.45)	(0.30)	(0.75)

	Three Months Ended
Fiscal Year 2006	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$492,820	613,679	360,784	280,432
Gross profit (loss)	(123,615)	(276,520)	(53,562)	142,094
Operating loss	(1,401,420)	(1,984,647)	(1,866,638)	(2,474,582)
Net loss	(2,645,920)	(1,402,480)	(1,437,877)	(1,592,634)
Basic and diluted net loss per share	$(0.51)	(0.27)	(0.28)	(0.31)

(15)	Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US, one subsidiary in the UK and one subsidiary in Australia, which are categorized below as North America, Europe and Australia, respectively. Revenues are generally attributed to the operating unit which bills the customers.

Geographic information is as follows:

	Year Ended April 30, 2005
	North America	Europe	Australia	Total

Revenues from external customers	$5,365,235	—	—	5,365,235
Operating loss	(3,263,815)	—	—	(3,263,815)
Long-lived assets	427,613	—	—	427,613
Total assets	41,596,387	—	—	41,596,387

	Year Ended April 30, 2006
	North America	Europe	Australia	Total

Revenues from external customers	$1,747,715	—	—	1,747,715
Operating loss	(6,743,896)	(833,147)	(150,244)	(7,727,287)
Long-lived assets	487,770	56,515	—	544,285
Total assets	33,820,540	156,102	19,496	33,996,138

	Year Ended April 30, 2007
	North America	Europe	Australia	Total

Revenues from external customers	$1,484,998	1,007,689	38,628	2,531,315
Operating loss	(10,254,579)	(2,191,703)	(119,618)	(12,565,900)
Long-lived assets	293,633	94,290	—	387,923
Total assets	118,074,176	1,607,549	29,821	119,711,546