Form 10-Q
period 2007-07-31
Ocean Power Technologies, Inc.
filed 2007-09-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission file number: 001-33417
OCEAN POWER TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2535818 (I.R.S. Employer Identification No.)
1590 REED ROAD, PENNINGTON, NJ 08534
(Address of Principal Executive Offices, Including Zip Code)
(609) 730-0400
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of August 31, 2007, the number of outstanding shares of common stock of the registrant was 10,190,604.

OCEAN POWER TECHNOLOGIES, INC.
          PowerBuoy® is a registered trademark of Ocean Power Technologies, Inc. The Ocean Power Technologies logo, CellBuoytm, Talk on Watertm and Making Waves in Powersm are trademarks or service marks of Ocean Power Technologies, Inc. All other trademarks appearing in this report are the property of their respective holders.
Special Note Regarding Forward-Looking Statements
          We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.
          Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A — “Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended April 30, 2007. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.
          You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2007	July 31, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,505,473	102,227,435
Certificates of deposit	8,390,146	9,739,322
Accounts receivable	865,081	78,000
Unbilled receivables	313,080	594,958
Other current assets	441,342	1,160,172

Total current assets	117,515,122	113,799,887
Property and equipment, net	387,923	385,338
Patents, net of accumulated amortization of $176,840 and $181,789, respectively	597,280	609,269
Restricted cash	983,376	983,304
Other noncurrent assets	227,845	227,764

Total assets	$119,711,546	116,005,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,708,408	1,187,395
Accrued expenses	4,593,413	2,852,929
Unearned revenues	—	240,954
Other current liabilities	26,106	26,106

Total current liabilities	6,327,927	4,307,384

Long-term debt	231,585	188,784

Deferred rent	10,825	12,178

Deferred credits	600,000	600,000

Total liabilities	7,170,337	5,108,346

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,186,254 and 10,190,604 shares, respectively	10,186	10,191
Additional paid-in capital	150,842,671	151,631,189
Accumulated deficit	(38,270,918)	(40,708,762)
Accumulated other comprehensive loss	(40,730)	(35,402)

Total stockholders’ equity	112,541,209	110,897,216

Total liabilities and stockholders’ equity	$119,711,546	116,005,562

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2006	2007
Revenues	$305,186	555,704
Cost of revenues	225,965	804,992

Gross profit (loss)	79,221	(249,288)

Operating expenses:
Product development costs	1,052,126	1,815,734
Selling, general and administrative costs	1,388,045	1,996,602

Total operating expenses	2,440,171	3,812,336

Operating loss	(2,360,950)	(4,061,624)

Interest income, net	362,367	1,444,286
Foreign exchange gain	337,629	179,494

Net loss	$(1,660,954)	(2,437,844)

Basic and diluted net loss per share	$(0.32)	(0.24)

Weighted average shares used to compute basic and diluted net loss per share	5,171,527	10,189,354

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(1,660,954)	(2,437,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	(337,629)	(179,494)
Depreciation and amortization	65,671	63,909
Compensation expense related to stock option grants	445,553	752,552
Deferred rent	6,765	1,353
Changes in operating assets and liabilities:
Accounts receivable	(7,614)	788,136
Unbilled receivables	52,145	(276,397)
Other current assets	(16,818)	(715,277)
Accounts payable	(86,159)	(382,287)
Accrued expenses	(16,273)	(1,109,675)
Unearned revenues	(14,405)	240,954
Other current liabilities	(24,420)	—

Net cash used in operating activities	(1,594,138)	(3,254,070)

Cash flows from investing activities:
Purchases of certificates of deposit	(29,123,293)	(9,030,855)
Maturities of certificates of deposit	—	7,681,679
Purchases of equipment	(15,836)	(9,632)
Payments of patent costs	(18,432)	(16,938)
Investments in joint ventures and other noncurrent assets	(19,469)	—

Net cash used in investing activities	(29,177,030)	(1,375,746)

Cash flows from financing activities:
Common stock issuance costs	—	(870,116)
Proceeds from exercise of stock options	7,700	35,971

Net cash provided by (used in) financing activities	7,700	(834,145)

Effect of exchange rate changes on cash and cash equivalents	336,798	185,923

Net decrease in cash and cash equivalents	(30,426,670)	(5,278,038)
Cash and cash equivalents, beginning of period	31,957,209	107,505,473

Cash and cash equivalents, end of period	$1,530,539	102,227,435

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable	$—	45,566
See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(1) Background and Basis of Presentation
          Ocean Power Technologies, Inc. (the Company) was incorporated on April 19, 1984 in the State of New Jersey, commenced active operations in 1994 and re-incorporated in the State of Delaware in April 2007. The Company develops and is commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets and sells its products in the United States and internationally.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 filed with the Securities and Exchange Commission and in this Form 10-Q.
(2) Summary of Significant Accounting Policies
(a) Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
(c) Revenue Recognition
          The Company recognizes revenue on government and commercial contracts under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. During the three months ended July 31, 2007, the Company did not record any additional provisions related to anticipated losses on contracts. Reserves related to loss contracts in the amounts of approximately $1,780,000 and $1,742,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2007 and July 31, 2007, respectively.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(d) Cash Equivalents
          Cash equivalents consist of investments in short-term financial instruments with maturities of three months or less from the date of purchase. Cash and cash equivalents include an aggregate of $106,254,000 and $98,523,000 of money market funds, certificates of deposit, commercial paper and treasury bills with an initial term of less than three months at April 30, 2007 and July 31, 2007, respectively.
(e) Restricted Cash and Credit Facility
          As of July 31, 2007, the Company had $983,304 in cash restricted under the terms of a security agreement between Ocean Power Technologies, Inc and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit which are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., the Company’s U.K. subsidiary, under a €800,000 credit facility established by Barclays Bank for such subsidiary. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, and is cancelable at the discretion of the bank.
(f) Property and Equipment
          Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation expense was $61,125 and $58,960 for the three months ended July 31, 2006 and 2007, respectively.
(g) Foreign Exchange Gains and Losses
          The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $15,646,000 and $14,963,000 as of April 30, 2007 and July 31, 2007, respectively. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) on the accompanying consolidated statements of operations.
(h) Patents
          External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $4,546 and $4,949 for the three months ended July 31, 2006 and 2007, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of July 31, 2007 is estimated to be approximately $22,000 per year.
(i) Long-Lived Assets
          In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company reviewed its long-lived assets for indicators of

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
impairment in accordance with SFAS No. 144 and determined that no impairment review was necessary for the three months ended July 31, 2006 and 2007.
(j) Concentration of Credit Risk
          Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, bank certificates of deposit and trade receivables. The Company invests its excess cash in highly liquid investments (principally short-term bank deposits, money market funds, commercial paper and treasury bills) and does not believe that it is exposed to any significant risks related to such investments.
          The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for the periods indicated:

	Three Months Ended July 31,
Customer	2006	2007
U.S. Navy	63%	45%
Iberdrola and Total	12%	24%
U.S. Department of Interior for Department of Homeland Security	13%	—
Scottish Executive	—	31%
Australian Greenhouse Office	12%	—
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
          In computing diluted net loss per share, 1,386,832 and 1,525,071 options to purchase shares of common stock were excluded from the computations for the three months ended July 31, 2006 and 2007, respectively.
(l) Stock-Based Compensation
          On May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 will be recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the three months ended July 31, 2006 and 2007 under SFAS No. 123R was approximately $446,000 and $753,000, respectively. For the three months ended July 31, 2006 and 2007, this share-based compensation expense increased basic and diluted net loss per share by approximately $0.09 and $0.07, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2006 and 2007
          The fair value of each stock option granted during the three months ended July 31, 2006 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	2006	2007
Risk-free interest rate	5.0%	5.1%
Expected dividend yield	0.0%	0.0%
Expected life	5.5 years	6.1 years
Expected volatility	72.0%	77.8%
          The above assumptions were used to determine the weighted average per share fair value of $8.85 and $11.48 for stock options granted during the three months ended July 31, 2006 and 2007, respectively.
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
(n) Accumulated Other Comprehensive Loss
          The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in accumulated other comprehensive loss within stockholders’ equity.
(o) Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this standard.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have any impact on the Company’s consolidated financial condition or results of operations.
(3) Accrued Expenses
          Included in accrued expenses at April 30, 2007 and July 31, 2007 were contract loss reserves of approximately $1,780,000 and $1,742,000, respectively. Accrued expenses at April 30, 2007 also included accrued employee incentive payments of approximately $1,051,000 and costs associated with the initial public offering in the U.S. of

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
approximately $680,000. There were approximately $41,000 of accrued employee incentive payments and no accrued expenses associated with the public offering at July 31, 2007.
(4) Related-Party Transactions
          The Company is obligated to pay royalties to G.W. Taylor, a founding stockholder of the Company, and to M.Y. Epstein and the estate of J.R. Burns (stockholders of the Company) related to U.S. patent 4404490 entitled, “Power Generation from Waves Near the Surface of Bodies of Water.” Royalty payments are limited to $925,000 in the aggregate, based on revenues related to certain piezoelectric-technology, if any, on the basis of 6% of future licenses sold and 4% of future product sales and development contracts. Through July 31, 2007, approximately $200,000 of royalties had been earned. During the three months ended July 31, 2006 and 2007, no royalties were earned pursuant to these agreements, and no future royalties are expected to be earned. As of April 30, 2007 and July 31, 2007, approximately $26,000 was included in other current liabilities related to these agreements.
          In August 1999, the Company entered into a consulting agreement with an individual for marketing services, which currently provides for a rate of $800 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $13,000 and $16,000 during the three months ended July 31, 2006 and 2007, respectively.
          Also see note 7 for an additional related-party transaction.
(5) Debt
          During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $18,000 and is required to repay an additional approximately $43,000 as of July 31, 2007. The total repayment amount of approximately $61,000 has reduced the long-term debt balance. The current payment required was included in accrued expenses in the accompanying consolidated balance sheet as of July 31, 2007.
(6) Income Taxes
          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on May 1, 2007. At the adoption date and at July 31, 2007, the Company did not have any unrecognized tax benefits as a result of the adoption of FIN 48. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has net operating loss carryforwards which originated in years dating back to the tax year ended April 30, 1994. The tax years April 30, 1994 through April 30, 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.
(7) Deferred Credits
          During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded in deferred credits in the accompanying consolidated balance sheets as of April 30, 2007 and July 31, 2007. If by December 31, 2012 the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).
(8) Common Stock
          On December 7, 2006, the board of directors approved and recommended to shareholders, and on January 12, 2007, the shareholders of the Company approved, a one-for-ten reverse stock split, which was effective on April 20, 2007. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split and the reincorporation.
          On April 30, 2007, the Company completed an initial public offering in the United States on The NASDAQ Global Market by issuing 5,000,000 shares of its common stock for a purchase price of $20.00 per share, resulting in net proceeds to the Company of $89,903,819.
(9) Preferred Stock
          In September 2003, the Company’s stockholders authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2006 and July 31, 2007, no shares of preferred stock had been issued.
(10) Stock Options
          Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company has reserved 493,490 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of July 31, 2007.
          In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of July 31, 2007, the Company had issued or reserved 784,589 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.
          On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares are authorized for issuance under the 2006 Stock Incentive Plan. As of July 31, 2007, the Company had issued options for 246,992 shares and reserved an additional 556,223 shares for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive an annual option grant to acquire 2,500 shares. Vesting of stock options is determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
          Transactions under these option plans during the three months ended July 31, 2007 are as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average Exercise	Contractual
	Option	Price	Term
			(In Years)
Outstanding April 30, 2007	1,303,574	$14.49
Forfeited	(19,291)	14.28
Expired	(1,854)	15.85
Exercised	(4,350)	8.27
Granted	246,992	16.13

Outstanding July 31, 2007	1,525,071	14.77	5.6

Exercisable July 31, 2007	1,068,337	14.90	4.3

          The total intrinsic value of options exercised during the three months ended July 31, 2006 and 2007 was approximately $5,700 and $34,800, respectively. The total intrinsic value of outstanding and exercisable options as of July 31, 2007 was approximately $2,600,000 and $2,200,000, respectively. As of July 31, 2007, approximately 404,000 additional options were expected to vest, which had total intrinsic value of approximately $331,000 and a weighted average remaining contractual term of 8.8 years. As of July 31, 2007, there was approximately $4,054,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a remaining weighted-average period of 3 years. The Company normally issues new shares to satisfy option exercises under these plans.
(11) Commitments and Contingencies
Litigation
          The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.
(12) Operating Segments and Geographic Information
          The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the U.S., one subsidiary in the U.K. and one subsidiary in Australia, which are categorized below as North America, Europe and Australia, respectively. Revenues are generally attributed to the operating unit which bills the customers.
          Geographic information is as follows:

	Three Months Ended July 31, 2006
	North America	Europe	Australia	Total
Revenues from external customers	$230,301	37,256	37,629	305,186
Operating loss	(1,970,883)	(392,389)	2,322	(2,360,950)
Long-lived assets	443,662	56,482	—	500,144
Total assets	32,347,571	240,576	67,262	32,655,409

	Three Months Ended July 31, 2007
	North America	Europe	Australia	Total
Revenues from external customers	$246,702	309,002	—	555,704
Operating loss	(3,166,591)	(822,493)	(72,540)	(4,061,624)
Long-lived assets	261,638	122,045	1,655	385,338
Total assets	114,387,842	1,583,413	34,307	116,005,562

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of July 31, 2007 and for the three months ended July 31, 2006 and 2007, included elsewhere herein. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2007 refers to the year ended April 30, 2007).
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
          We were incorporated in New Jersey in April 1984, began commercial operations in 1994, and were re-incorporated in Delaware in 2007. We currently have five wholly owned subsidiaries, which include Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, Oregon Wave Energy Partners I, LLC, Oregon Wave Energy Partners II, LLC and Fairhaven OPT Ocean Power LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd. Our revenues have been generated from research contracts and development and construction contracts relating to our wave energy technology. The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the U.S. Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the U.S. Navy in fiscal 2002 under a still on-going project for the development and construction of a wave power station at the U.S. Marine Corps Base in Oahu, Hawaii. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, joined the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39 megawatt (MW) wave power station. In addition, we have entered into a contract with affiliates of Iberdrola and Total to assess the viability of a 2 to 5MW power station off the coast of France. In 2007 we received a $1.8 million contract from the Scottish Executive for the demonstration of a 150 kilowatt PowerBuoy system at Orkney, Scotland. In June 2007, we received a $1.7 million contract from the U.S. Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this 18-month program, the U.S. Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System.
          For the three months ended July 31, 2007, we generated revenues of $0.6 million and incurred a net loss of $2.4 million, compared to revenues of $0.3 million and a net loss of $1.7 million for the three months ended July 31, 2006. As of July 31, 2007, our accumulated deficit was $40.7 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the U.S. Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and will, within a few years, represent the majority of our revenues.
Financial Operations Overview
          The following describes certain line items in our statement of operations and some of the factors that affect our operating results.
Revenues
          We have historically generated revenues primarily from the development and construction of our PowerBuoy systems for demonstration purposes and, to a lesser extent, from customer-sponsored research and development. For the three months ended July 31, 2006 and 2007, we derived approximately 87% and 69% respectively, of our revenues from government and commercial development and construction contracts and 13% and 31% respectively, of our revenues from customer-sponsored research and development. Generally, we recognize revenue on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage of completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved.
          Under our agreement for the first phase of construction of a wave power station off the coast of Santoña, Spain, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. Our estimates of the project’s costs may increase in the future, and we may be required to seek customer approval for additional increases in the construction budget for the project. If the construction budget is not increased, we may elect to incur the additional costs and continue the project, to seek other suppliers for the materials or services related to the cost increases or to terminate the agreement. Any of such outcomes may have a material effect on our financial condition and results of operations.
          Our revenues for the three months ended July 31, 2007 increased compared to the revenues for the three months ended July 31, 2006. The revenue increase reflected a higher level of activity in connection with our Spain construction contract, our entry into a new contract with the U.S. Navy in June 2007 and a higher level of activity on our contract for the construction, installation and in-ocean demonstration of our latest 150 kilowatt (kW) PowerBuoy that will be installed at the European Marine Energy Centre (EMEC) at Orkney, Scotland.
          The U.S. Navy has been our largest customer since fiscal 2002. The U.S. Navy accounted for approximately 45% of our revenues in the three months ended July 31, 2007 and approximately 63% of our revenues in the three months ended July 31, 2006. We anticipate that, if our commercialization efforts are successful, the relative contribution of the U.S. Navy to our revenue will decline in the future.
          We currently focus our sales and marketing efforts on coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. During the three months ended July 31, 2007, we derived 55%, and during the three months ended July 31, 2006, we derived 24%, of our revenues from outside the United States.
Cost of revenues
          Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy system delivery and deployment expenses.
          In the three months ended July 31, 2007, we operated at a gross loss of $0.2 million, while in the three months ended July 31, 2006 we operated at a gross profit of $0.1 million. Our ability to operate at a gross profit will depend on our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.
Product development costs
          Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs primarily relate to our efforts to increase the output of our current 40kW utility PowerBuoy system to 150kW in 2007, then to 250kW in 2008 and ultimately to 500kW in 2010 and, to a lesser extent, to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred, except for external patent costs, which we capitalize and amortize over a 17-year period commencing with the issuance date of each patent.
          Our product development costs increased in the three months ended July 31, 2007 as a result of our work to continue to increase the output and efficiency of our PowerBuoy systems.
          We introduced our current 40kW PowerBuoy system in fiscal 2006. One system was deployed off the coast of New Jersey from October 2005 to October 2006, when it was removed from the ocean for routine maintenance and diagnostic testing. This system has been redeployed off the coast of New Jersey. Another system was deployed in Hawaii for the U.S. Navy project in June 2007. After four weeks of initial testing and operation, the system was returned to shore for diagnostic analysis and repair, which work is now in process. Work is also currently in progress on the design and construction of a third PowerBuoy system, which is expected to be ready for deployment at the Marine Corps Base in Oahu by the end of 2007. During the three months ended July 31, 2007, we continued development activity in connection with our 150kW PowerBuoy system and expect to commence ocean testing of that system in 2008.
Selling, general and administrative costs
          Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.
          We expect our selling, general and administrative costs to increase as we expand our sales and marketing capabilities, including increased headcount, and as a result of our becoming a public company in the United States, in April 2007.
Interest income, net
          Interest income, net consists primarily of interest received on cash and cash equivalents and investments in commercial bank-issued certificates of deposit. Prior to April 30, 2007, most of our cash, cash equivalents and bank-issued certificates of deposit resulted from the remaining proceeds of our October 2003 offering on the AIM market of the London Stock Exchange. On April 30, 2007, we completed our initial public offering in the United States, which resulted in net proceeds to us of $89.9 million. Total cash, cash equivalents and certificates of deposit were $112.0 million as of July 31, 2007, compared to $31.1 million as of July 31, 2006. We anticipate that our interest income reported in fiscal 2008 will continue to be significantly higher than the comparable periods of the prior fiscal year as a result of the investment of the proceeds from our United States initial public offering.
Foreign exchange gain
          We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in U.S. dollars and our functional currency is the U.S. dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the U.S. dollar and the British pound sterling, the Euro and the Australian dollar.

          We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $15.0 million as of July 31, 2007 and $16.8 million as of July 31, 2006, compared to our total certificates of deposits and cash account balances of $112.0 million as of July 31, 2007 and $31.1 million as of July 31, 2006. These foreign currency balances are translated at each month end to our functional currency, the U.S. dollar, and any resulting gain or loss is recognized in our results of operations.
          In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2006 and 2007 were recorded in Euros, British pounds or Australian dollars.
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
Results of Operations
Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006
          The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2006 and 2007:

	Three Months Ended July		Three Months Ended July		Change 2007 Period to
	31, 2006		31, 2007		2006 Period
		As a % of		As a % of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Revenues	$305,186	100%	$555,704	100%	$250,518	82%
Cost of revenues	225,965	74	804,992	145	579,027	256

Gross profit (loss)	79,221	26	(249,288)	(45)	(328,509)	(415)

Operating expenses:
Product development costs	1,052,126	345	1,815,734	327	763,608	73
Selling, general and administrative costs	1,388,045	455	1,996,602	359	608,557	44

Total operating expenses	2,440,171	800	3,812,336	686	1,372,165	56

Operating loss	(2,360,950)	(774)	(4,061,624)	(731)	(1,700,674)	72
Interest income, net	362,367	119	1,444,286	260	1,081,919	299
Foreign exchange gain	337,629	111	179,494	32	(158,135)	(47)

Net loss	$(1,660,954)	(544)%	$(2,437,844)	(439)%	$(776,890)	47

Revenues
          Revenues increased by $0.3 million in the three months ended July 31, 2007, or 82%, to $0.6 million as compared to $0.3 million in the three months ended July 31, 2006. The increase in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system increased by approximately $0.3 million due to work on the first phase of construction of a 1.39MW wave power station off the coast of Spain and work that commenced on the design, manufacture and installation of an OPT wave power station consisting of a single PB150 (150kW) PowerBuoy device in Orkney, Scotland.

•	Revenues relating to our autonomous PowerBuoy system remained constant primarily as a result of work commencing on our $1.7 million contract with the U.S. Navy to provide our PowerBuoy technology to a program for ocean data gathering and work completed on our contract with the Department of the Interior for Homeland Security.
Cost of revenues
          Cost of revenues increased by $0.6 million to $0.8 million in the three months ended July 31, 2007, as compared to $0.2 million in the three months ended July 31, 2006. The decrease in gross profit in the three months ended July 31, 2007 was due to several factors, including an increase of approximately $0.1 million of compensation expense recorded as cost of revenues under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R), which requires companies to recognize compensation expense for all stock-based payments to employees. The gross loss recorded for the three months ended July 31, 2007 also reflected a decrease in gross profit of approximately $0.1 million recorded in connection with our U.S. Navy project in Hawaii, due to higher expected costs at completion of the project.
Product development costs
          Product development costs increased $0.8 million, or 73%, to $1.8 million in the three months ended July 31, 2007, as compared to $1.1 million in the three months ended July 31, 2006. The substantial increase in product development costs was primarily attributable to our work to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. The increase in product development costs includes a $0.2 million increase in compensation expense recorded under SFAS 123(R). As a percentage of revenues, product development costs decreased slightly to 327% in the three months ended July 31, 2007 from 345% in the three months ended July 31, 2006. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period. Accordingly, comparisons of product development costs as a percentage of revenue may not be meaningful.
Selling, general and administrative costs
          Selling, general and administrative costs increased $0.6 million, or 44%, to $2.0 million for the three months ended July 31, 2007, as compared to $1.4 million for the three months ended July 31, 2006. The increase was primarily attributable to an increase of $0.3 million related to additional marketing expenses and consulting costs and $0.3 million in professional fees and other related costs incurred as a result of our becoming a public company in the United States.
Interest income, net
          Interest income, net increased by $1.1 million to $1.4 million for the three months ended July 31, 2007, compared to $0.4 million for the three months ended July 31, 2006, due to the investment of the net proceeds of our United States initial public offering on April 30, 2007.
Foreign exchange gain
          Foreign exchange gain was $0.2 million for the three months ended July 31, 2007, compared to a foreign exchange gain of $0.3 million for the three months ended July 31, 2006. The difference was primarily attributable to the appreciation of the British pound compared to the U.S. dollar between the two periods and a decrease in foreign denominated currency for the three months ended July 31, 2007.
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
          At July 31, 2007, our total cash, cash equivalents and certificates of deposit were $112.0 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of time deposits, commercial paper, treasury bills and money market funds with large commercial banks. Our certificates of deposit as of July 31, 2007 are denominated in British pounds. The certificates of deposit generally have a fixed maturity date of more than 90 days but less than one year from the date of purchase.
          The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.
          Net cash used in operating activities was $3.3 million for the three months ended July 31, 2007. This primarily resulted from a net loss for the period of $2.4 million, decreased by non-cash charges of $0.1 million in depreciation and amortization, $0.8 million of compensation expense related to stock option grants, a $0.8 million decrease in our accounts receivable and a $0.2 million increase in our unearned revenues. This was partially offset by a non-cash foreign exchange gain of $0.2 million, a $1.1 million decrease in our accrued expenses, a $0.4 million decrease in our accounts payable, a $0.3 million increase in unbilled receivables and a $0.7 million increase in other current assets. The decrease in receivables was due to decreased billable activity in the three months ended July 31, 2007, as compared to the three months ended April 30, 2007. The non-cash foreign exchange gain reflected our significant holdings of sterling-denominated certificates of deposit, which were impacted by the depreciation of the dollar against the British pound during the three months ended July 31, 2007. Decreases in accounts payable and accrued expenses in the three months ended July 31, 2007 primarily resulted from the payment of certain accounts payable and accrued expenses associated with incentive payments made to employees during the three months ended July 31, 2007. Net cash used in investing activities was $1.4 million for the three months ended July 31, 2007 resulting primarily from $9.0 million in purchases of certificates of deposit, partially offset by $7.7 million in maturities of certificates of deposit. Net cash used in financing activities was $0.8 million for the three months ended July 31, 2007, and primarily resulted from the payment of certain accrued expenses associated with our U.S. initial public offering.
          We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the commercialization of the PowerBuoy system. Our future capital requirements will depend on a number of factors, including:
•	the success of our commercial relationships with Iberdrola, Total, the U.S. Navy and Lockheed Martin;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional commercial relationships;

•	the implementation of our expansion plans, including the hiring of new employees;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.
          We believe that our current cash and cash equivalents and certificates of deposit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through fiscal 2009. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.
Off-Balance Sheet Arrangements
          Since inception we have not engaged in any off-balance sheet financing activities.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
          Management estimates that had the average yield on our cash, cash equivalents and certificates of deposit decreased by 100 basis points, our interest income for the three months ended July 31, 2007 would have decreased by approximately $0.3 million. This estimate assumes that the decrease occurred on the first day of the quarter and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, and investments.
          We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in U.S. dollars and our functional currency is the U.S. dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the U.S. dollar and the British pound sterling, the Euro and the Australian dollar.
          We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $15.0 million as of July 31, 2007, compared to our total certificates of deposits and cash account balances of $112.0 million as of July 31, 2007. These foreign currency balances are translated at each month end to our functional currency, the U.S. dollar, and any resulting gain or loss is recognized in our results of operations.
          In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the quarter ended July 31, 2007 were recorded in Euros, British pounds or Australian dollars. If the foreign currency exchange rates had fluctuated by 10% as of July 31, 2007, our foreign exchange gain would have changed by approximately $1.5 million.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of July 31, 2007, our Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings.
Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. RISK FACTORS
          The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2007. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 30, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
          From the effective date of the registration statement through July 31, 2007, we used approximately $0.3 million to fund the continued development and commercialization of our PowerBuoy system and approximately

$0.2 million to expand our sales and marketing capabilities. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Item 3. DEFAULTS UPON SENIOR SECURITIES
          None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
Item 5. OTHER INFORMATION
          None.
Item 6. EXHIBITS
3.1	Restated Certificate of Incorporation of the Registrant

3.2	Amended and Restated Bylaws of the Registrant

4.1	Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)

10.1	Amendment to Contract for the Development and Application of a Sea Wave Energy Generating System in France, dated as of April 2, 2007, between Iberdrola Energias Renovables, S.A.S., Total Energie Development, S.A., Ocean Power Technologies Ltd. and Ocean Power Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC. (Registrant)

By:	/s/ George W. Taylor

George W. Taylor
Chief Executive Officer
(Principal Executive Officer)
Date: September 14, 2007

By:	/s/ Charles F. Dunleavy

Charles F. Dunleavy
Chief Financial Officer
(Principal Financial Officer)
Date: September 14, 2007

EXHIBITS INDEX
3.1	Restated Certificate of Incorporation of the Registrant

3.2	Amended and Restated Bylaws of the Registrant

4.1	Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)

10.1	Amendment to Contract for the Development and Application of a Sea Wave Energy Generating System in France, dated as of April 2, 2007, between Iberdrola Energias Renovables, S.A.S., Total Energie Development, S.A., Ocean Power Technologies Ltd. and Ocean Power Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002