Form 10-Q
period 2008-01-31
Ocean Power Technologies, Inc.
filed 2008-03-17
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission file number: 001-33417
OCEAN POWER TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2535818
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1590 REED ROAD, PENNINGTON, NJ 08534
(Address of Principal Executive Offices, Including Zip Code)
(609) 730-0400
(Registrant’s Telephone Number, Including Area Code)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of February 29, 2008, the number of outstanding shares of common stock of the registrant was 10,210,354.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2007	January 31, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,505,473	106,082,023
Certificates of deposit	8,390,146	—
Accounts receivable	865,081	249,580
Unbilled receivables	313,080	1,870,558
Other current assets	441,342	1,176,181

Total current assets	117,515,122	109,378,342

Property and equipment, net	387,923	479,121
Patents, net of accumulated amortization of $176,840 and $196,510, respectively	597,280	659,843
Restricted cash	983,376	1,064,448
Other noncurrent assets	227,845	255,864

Total assets	$119,711,546	111,837,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,708,408	1,371,483
Accrued expenses	4,593,413	2,869,163
Unearned revenues	—	655,323
Other current liabilities	26,106	26,106

Total current liabilities	6,327,927	4,922,075

Long-term debt	231,585	188,784

Deferred rent	10,825	14,884

Deferred credits	600,000	600,000

Total liabilities	7,170,337	5,725,743

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,186,254 and 10,210,354 shares, respectively	10,186	10,210
Additional paid-in capital	150,842,671	152,739,104
Accumulated deficit	(38,270,918)	(46,572,539)
Accumulated other comprehensive loss	(40,730)	(64,900)

Total stockholders’ equity	112,541,209	106,111,875

Total liabilities and stockholders’ equity	$119,711,546	111,837,618

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Revenues	$652,884	1,421,856	1,513,631	3,663,772
Cost of revenues	720,478	1,992,524	2,103,108	4,720,712

Gross loss	(67,594)	(570,668)	(589,477)	(1,056,940)

Operating expenses:
Product development costs	1,298,379	2,116,924	4,100,418	5,875,371
Selling, general and administrative costs	1,070,484	1,913,230	3,083,621	5,280,992

Total operating expenses	2,368,863	4,030,154	7,184,039	11,156,363

Operating loss	(2,436,457)	(4,600,822)	(7,773,516)	(12,213,303)
Interest income	343,895	1,057,850	1,066,823	3,846,013
Other income	13,744	—	13,744	—
Foreign exchange gain (loss)	538,522	(449,989)	1,184,499	65,669

Net loss	$(1,540,296)	(3,992,961)	(5,508,450)	(8,301,621)

Basic and diluted net loss per share	$(0.30)	(0.39)	(1.06)	(0.81)

Weighted average shares used to compute basic and diluted net loss per share	5,176,894	10,210,354	5,174,539	10,197,521

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2007	2008
Cash flows from operating activities:

Net loss	$(5,508,450)	(8,301,621)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	(1,184,499)	(65,669)
Depreciation and amortization	199,845	181,105
Loss on disposal of equipment	20,344	—
Compensation expense related to stock option grants	951,828	1,608,662
Deferred rent	9,472	4,059
Changes in operating assets and liabilities:
Accounts receivable	(477,281)	622,877
Unbilled receivables	(132,737)	(1,577,010)
Other current assets	(1,896,820)	(739,304)
Accounts payable	433,568	(160,196)
Accrued expenses	983,831	(1,103,711)
Unearned revenues	50,120	655,323
Other current liabilities	(85,470)	—

Net cash used in operating activities	(6,636,249)	(8,875,485)

Cash flows from investing activities:

Purchases of certificates of deposit	(46,889,973)	(8,968,170)
Maturities of certificates of deposit	40,337,527	17,358,316
Purchases of equipment	(94,790)	(239,840)
Payments of patent costs	(163,494)	(70,752)
Investments in joint ventures and other noncurrent assets	(125,696)	(29,140)

Net cash (used in) provided by investing activities	(6,936,426)	8,050,414

Cash flows from financing activities:

Common stock issuance costs	—	(870,116)
Proceeds from exercise of stock options	54,125	287,795

Net cash provided by (used in) financing activities	54,125	(582,321)

Effect of exchange rate changes on cash and cash equivalents	1,183,890	(16,058)

Net decrease in cash and cash equivalents	(12,334,660)	(1,423,450)

Cash and cash equivalents, beginning of period	31,957,209	107,505,473

Cash and cash equivalents, end of period	$19,622,549	106,082,023

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable	$—	13,527
Capitalized patent costs financed through accounts payable	$5,540	11,481
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
(c) Revenue Recognition
     The Company recognizes revenue on government and commercial contracts under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. During the three and nine months ended January 31, 2008, the Company recorded an additional provision of $366,000 related to anticipated losses on contracts. Reserves related to loss contracts in the amounts of approximately $1,780,000 and $1,395,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2007 and January 31, 2008, respectively.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(d) Cash Equivalents
     Cash equivalents consist of investments in short-term financial instruments with maturities of three months or less from the date of purchase. Cash and cash equivalents include an aggregate of $106,254,000 and $105,514,000 of money market funds, term deposits, and treasury bills with an initial term of less than three months at April 30, 2007 and January 31, 2008, respectively.
(e) Restricted Cash and Credit Facility
     As of January 31, 2008, the Company had $1,064,448 in cash restricted under the terms of a security agreement between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit which are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., the Company’s U.K. subsidiary, under a €800,000 credit facility established by Barclays Bank for such subsidiary. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, and is cancelable at the discretion of the bank.
(f) Property and Equipment
     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation expense was $63,092 and $52,759 for the three months ended January 31, 2007 and 2008, respectively, and $184,806 and $161,435 for the nine months ended January 31, 2007 and 2008, respectively.
(g) Foreign Exchange Gains and Losses
     The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $15,646,000 and $12,429,000 as of April 30, 2007 and January 31, 2008, respectively. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations.
(h) Patents
     External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $5,461 and $7,212 for the three months ended January 31, 2007 and 2008, respectively, and $15,039 and $19,670 for the nine months ended January 31, 2007 and 2008, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of January 31, 2008 is estimated to be approximately $40,000 per year.
(i) Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company reviewed its long-lived assets for indicators of impairment in accordance with SFAS No. 144 and determined that no impairment review of its long-lived assets was necessary for the nine months ended January 31, 2007 and 2008.

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
     The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Customer	2007	2008	2007	2008
US Navy	61%	42%	58%	54%
Iberdrola and Total	31%	41%	32%	32%
Scottish Executive	—	13%	—	13%
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
     In computing diluted net loss per share, the number of options to purchase shares of common stock excluded from the computations were 1,366,574 for the three and nine months ended January 31, 2007 and 1,491,297 for the three and nine months ended January 31, 2008.
(l) Stock-Based Compensation
     On May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 will be recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations under SFAS No. 123R was approximately $242,000 and $454,000 for the three months ended January 31, 2007 and 2008, respectively, and $952,000 and $1,609,000 for the nine months ended January 31, 2007 and 2008, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
Valuation Assumptions for Options Granted During the Nine Months Ended January 31, 2007 and 2008
     The fair value of each stock option granted during the nine months ended January 31, 2007 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	2007	2008
Risk-free interest rate	5.0%	4.8%
Expected dividend yield	0.0%	0.0%
Expected life	5.5 years	6.0 years
Expected volatility	72.0%	77.8%
The above assumptions were used to determine the weighted average per share fair value of $8.80 and $11.08 for stock options granted during the nine months ended January 31, 2007 and 2008, respectively.
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
(o) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. On February 12, 2008, FASB Staff Position No. FAS 157-2 was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The Company is currently evaluating the impact of SFAS No. 157.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141R), which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The Company will adopt SFAS No. 141R upon its effective date as appropriate for any future business combinations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This Statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. This standard is not expected to have any impact on the Company’s consolidated financial condition or results of operations.
(3) Accrued Expenses
     Included in accrued expenses at April 30, 2007 and January 31, 2008 were contract loss reserves of approximately $1,780,000 and $1,395,000, respectively. Accrued expenses at April 30, 2007 also included accrued employee incentive payments of approximately $1,051,000 and costs associated with the initial public offering in the United States of approximately $680,000. There were approximately $320,000 of accrued employee incentive payments and no accrued expenses associated with the public offering at January 31, 2008.
(4) Related-Party Transactions
     The Company is obligated to pay royalties to G.W. Taylor, a founding stockholder of the Company, and to M.Y. Epstein and the estate of J.R. Burns (stockholders of the Company) related to U.S. patent 4404490 entitled, “Power Generation from Waves Near the Surface of Bodies of Water.” Royalty payments are limited to $925,000 in the aggregate, based on revenues related to certain piezoelectric-technology, if any, on the basis of 6% of future licenses sold and 4% of future product sales and development contracts. Through January 31, 2008, approximately $200,000 of royalties had been earned. During the nine months ended January 31, 2007 and 2008, no royalties were earned pursuant to these agreements, and no future royalties are expected to be earned. As of April 30, 2007 and January 31, 2008, approximately $26,000 was included in other current liabilities related to these agreements.
     In August 1999, the Company entered into a consulting agreement with an individual for marketing services, which currently provides for a rate of $800 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $9,000 and $18,000 during the three months ended January 31, 2007 and 2008, respectively, and $40,000 and $49,000 during the nine months ended January 31, 2007 and 2008, respectively.
     Also see note 7 for an additional related-party transaction.
(5) Debt
     During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $18,000 and was required to repay an additional approximately $43,000 as of January 31, 2008. The total repayment amount of approximately $61,000 has reduced the long-term debt balance. The current payment required was included in accrued expenses in the accompanying consolidated balance sheet as of January 31, 2008.
(6) Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on May 1, 2007. At the adoption date and at January 31, 2008, the Company did not have any unrecognized tax benefits as a result of the adoption of FIN 48. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has net operating loss carryforwards that originated in years dating back to the tax year ended April 30, 1994. The tax years April 30, 1994 through April 30, 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(7) Deferred Credits
     During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded in deferred credits in the accompanying consolidated balance sheets as of April 30, 2007 and January 31, 2008. If, by December 31, 2012, the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). The Company has not received or sold any emission credits as of January 31, 2008.
(8) Common Stock
     On December 7, 2006, the board of directors approved and recommended to shareholders, and on January 12, 2007, the shareholders of the Company approved, a one-for-ten reverse stock split, which was effective on April 20, 2007. All share data shown in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.
     On April 30, 2007, the Company completed an initial public offering in the United States on The NASDAQ Global Market by issuing 5,000,000 shares of its common stock for a purchase price of $20.00 per share, resulting in net proceeds to the Company of approximately $89,900,000.
(9) Preferred Stock
     In September 2003, the Company’s stockholders authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2007 and January 31, 2008, no shares of preferred stock had been issued.
(10) Stock Options
     Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 490,307 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of January 31, 2008.
     In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of January 31, 2008, the Company had issued or reserved 728,480 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.
     On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares are authorized for issuance under the 2006 Stock Incentive Plan. As of January 31, 2008, the Company had issued options for 298,492 shares of common stock and had reserved an additional 504,723 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     Transactions under these option plans during the nine months ended January 31, 2008 are as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)
Outstanding April 30, 2007	1,303,574	$14.49
Forfeited	(74,166)	14.45
Expired	(12,503)	14.81
Exercised	(24,100)	11.94
Granted	298,492	15.90

Outstanding January 31, 2008	1,491,297	14.81	5.1

Exercisable January 31, 2008	1,088,288	14.50	3.9

The total intrinsic value of options exercised during the nine months ended January 31, 2007 and 2008 was approximately $44,000 and $101,000, respectively. The total intrinsic value of outstanding and exercisable options as of January 31, 2008 was approximately $1,732,000 and $1,714,000, respectively. As of January 31, 2008, approximately 357,000 additional options were expected to vest, which had total intrinsic value of approximately $15,000 and a weighted average remaining contractual term of 8.5 years. As of January 31, 2008, there was approximately $3,241,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a remaining weighted average period of 2.4 years. The Company normally issues new shares of common stock to satisfy option exercises under these plans.
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
     Geographic information is as follows:

	Three Months Ended January 31, 2007
	North America	Europe	Australia	Total
Revenues from external customers	$448,297	204,164	423	652,884
Operating profit (loss)	(2,609,131)	221,030	(48,356)	(2,436,457)
Long-lived assets	342,417	97,013	—	439,430
Total assets	29,795,613	1,057,709	72,308	30,925,630

	Three Months Ended January 31, 2008
	North America	Europe	Australia	Total
Revenues from external customers	$650,246	771,610	—	1,421,856
Operating loss	(2,734,452)	(1,792,209)	(74,161)	(4,600,822)
Long-lived assets	354,769	123,210	1,142	479,121
Total assets	109,040,165	2,686,167	111,286	111,837,618

	Nine Months Ended January 31, 2007
	North America	Europe	Australia	Total
Revenues from external customers	$988,356	487,098	38,177	1,513,631
Operating loss	(6,625,785)	(1,071,188)	(76,543)	(7,773,516)
Long-lived assets	342,417	97,013	—	439,430
Total assets	29,795,613	1,057,709	72,308	30,925,630

	Nine Months Ended January 31, 2008
	North America	Europe	Australia	Total
Revenues from external customers	$2,026,852	1,636,920	—	3,663,772
Operating loss	(8,474,648)	(3,548,171)	(190,484)	(12,213,303)
Long-lived assets	354,769	123,210	1,142	479,121
Total assets	109,040,165	2,686,167	111,286	111,837,618

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
     We were incorporated in New Jersey in April 1984, began commercial operations in 1994, and were re-incorporated in Delaware in 2007. We currently have six wholly owned subsidiaries, which include Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, Oregon Wave Energy Partners I, LLC, Oregon Wave Energy Partners II, LLC, California Wave Energy Partners I, LLC and Fairhaven OPT OceanPower LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd. Our revenues have been generated from research contracts and development and construction contracts relating to our wave energy technology. The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the U.S. Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the U.S. Navy in fiscal 2002 under a still on-going project for the development and testing of our wave power systems at the U.S. Marine Corps Base in Oahu, Hawaii. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, also entered into the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39 megawatt (MW) wave power station. In addition, we have entered into a contract with affiliates of Iberdrola and Total to assess the viability of a 2 to 5MW power station off the coast of France. In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150 kilowatt (kW) PowerBuoy demonstration system at Orkney, Scotland. In June 2007, we received a $1.7 million contract from the U.S. Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the U.S. Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System. In August 2007, we announced the award of a $0.5 million contract from PNGC Power, an Oregon-based electric power cooperative, providing funding toward the fabrication and installation of a 150kW PowerBuoy system off the coast of Oregon. As of January 31, 2008, our backlog was $6.5 million, an increase of $1.3 million from the year ended April 30, 2007.
     For the three months ended January 31, 2008, we generated revenues of $1.4 million and incurred a net loss of $4.0 million, compared to revenues of $0.7 million and a net loss of $1.5 million for the three months ended January 31, 2007. For the nine months ended January 31, 2008, we generated revenues of $3.7 million and incurred a net loss of $8.3 million, compared to revenues of $1.5 million and a net loss of $5.5 million for the nine months ended January 31, 2007. As of January 31, 2008, our accumulated deficit was $46.6 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the U.S. Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than revenues from government customers and will, within a few years, represent the majority of our revenues.

Financial Operations Overview
     The following describes certain line items in our consolidated statement of operations and some of the factors that affect our operating results.
Revenues
     We have historically generated revenues primarily from the development and construction of our PowerBuoy systems for demonstration purposes and, to a lesser extent, from customer-sponsored research and development. For the three months ended January 31, 2007 and 2008, we derived approximately 92% and 83%, respectively, of our revenues from government and commercial development and construction contracts and 8% and 17%, respectively, of our revenues from customer-sponsored research and development. For the nine months ended January 31, 2007 and 2008, we derived approximately 92% and 86%, respectively, of our revenues from government and commercial development and construction contracts and 8% and 14%, respectively, of our revenues from customer-sponsored research and development. Generally, we recognize revenue on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage of completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved.
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
     Our revenues for the three and nine months ended January 31, 2008 increased compared to the revenues for the three and nine months ended January 31, 2007. The revenue increase reflected a higher level of activity in connection with our Spain construction contract, our entry into a new contract with the U.S. Navy in June 2007 and a higher level of activity on our contract for the construction, installation and in-ocean demonstration of our latest 150kW PowerBuoy that will be installed at the European Marine Energy Centre (EMEC) at Orkney, Scotland.
     The U.S. Navy has been our largest customer since fiscal 2002. The U.S. Navy accounted for approximately 42% of our revenues for the three months ended January 31, 2008, and approximately 61% of our revenues for the three months ended January 31, 2007. The U.S. Navy accounted for approximately 54% of our revenues for the nine months ended January 31, 2008, and approximately 58% of our revenues for the nine months ended January 31, 2007. We anticipate that, if our commercialization efforts are successful, the relative contribution of the U.S. Navy to our revenue would continue to decline.
     We currently focus our sales and marketing efforts on coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. During the three months ended January 31, 2008 and 2007, we derived 54% and 31%, respectively, of our revenues from outside the United States. During the nine months ended January 31, 2008 and 2007, we derived 45% and 35%, respectively, of our revenues from outside the United States.
Cost of revenues
     Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy system delivery and deployment expenses.

     In the three months ended January 31, 2008, we operated at a gross loss of $0.6 million, while in the three months ended January 31, 2007 we operated at a gross loss of $0.1 million. In the nine months ended January 31, 2008, we operated at a gross loss of $1.1 million, while in the nine months ended January 31, 2007 we operated at a gross loss of $0.6 million. Our ability to operate at a gross profit will depend on the nature of future contracts and on our success at increasing sales of our PowerBuoy systems and our ability to manage costs incurred on fixed price commercial contracts.
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
     Our product development costs increased in the three and nine months ended January 31, 2008, primarily as a result of our work to continue to increase the output and efficiency of our PowerBuoy systems.
     We introduced our current 40kW PowerBuoy system in fiscal 2006. One system was deployed off the coast of New Jersey from October 2005 to October 2006, when it was removed from the ocean for routine maintenance and diagnostic testing. This system has been redeployed off the coast of New Jersey. Another system was deployed and tested in Hawaii for the U.S. Navy project during the month of June 2007. Work is also currently in progress on the design and construction of a third PowerBuoy system. During the three months ended January 31, 2008, we continued development activity in connection with our 150kW PowerBuoy system.
Selling, general and administrative costs
     Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.
     Our selling, general and administrative costs have increased in the three and nine months ended January 31, 2008 compared to the three and nine months ended January 31, 2007. This increase is due to the expansion of our sales and marketing capabilities, including increased headcount, and as a result of our becoming a public company in the United States in April 2007. We expect our selling, general and administrative costs will continue to increase as we further expand our sales and marketing capabilities.
Interest income
     Interest income consists of interest received on cash and cash equivalents and investments in commercial bank-issued certificates of deposit. Prior to April 30, 2007, most of our cash, cash equivalents and bank-issued certificates of deposit resulted from the remaining proceeds of our October 2003 offering on the AIM market of the London Stock Exchange. On April 30, 2007, we completed our initial public offering in the United States, which resulted in net proceeds to us of $89.9 million. Total cash, cash equivalents and certificates of deposit were $106.1 million as of January 31, 2008, compared to $26.7 million as of January 31, 2007. We anticipate that our interest income reported in fiscal 2008 will continue to be significantly higher than the comparable periods of the prior fiscal year as a result of the investment of the proceeds from our United States initial public offering. Interest income during fiscal 2008 has been declining primarily due to a decline in short-term interest rates and a decrease in invested cash.
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

     We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $12.4 million as of January 31, 2008 and $17.0 million as of January 31, 2007, compared to our total certificates of deposits and cash account balances of $106.1 million as of January 31, 2008 and $26.7 million as of January 31, 2007. These foreign currency balances are translated at each month end to our functional currency, the U.S. dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and nine months ended January 31, 2007 and 2008 were recorded in Euros, British pounds or Australian dollars.
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
Results of Operations
Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2007 and 2008:

	Three Months Ended		Three Months Ended		Change 2008 Period to
	January 31, 2007		January 31, 2008		2007 Period
		As a % of		As a % of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Revenues	$652,884	100%	$1,421,856	100%	$768,972	118%
Cost of revenues	720,478	110	1,992,524	140	1,272,046	177

Gross loss	(67,594)	(10)	(570,668)	(40)	(503,074)	744

Operating expenses:
Product development costs	1,298,379	199	2,116,924	149	818,545	63
Selling, general and administrative costs	1,070,484	164	1,913,230	135	842,746	79

Total operating expenses	2,368,863	363	4,030,154	284	1,661,291	70

Operating loss	(2,436,457)	(373)	(4,600,822)	(324)	(2,164,365)	89
Interest income	343,895	53	1,057,850	75	713,955	208
Other income	13,744	2	—	—	(13,744)	(100)
Foreign exchange gain (loss)	538,522	82	(449,989)	(32)	(988,511)	(184)

Net loss	$(1,540,296)	(236)%	$(3,992,961)	(281)%	$(2,452,665)	159

Revenues
     Revenues increased by $0.8 million in the three months ended January 31, 2008, or 118%, to $1.4 million as compared to $0.6 million in the three months ended January 31, 2007. The increase in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system increased by approximately $0.4 million due to increases in on-going work on the first phase of construction of a 1.39MW wave power station off the coast of Spain and work on the design, manufacture and installation of an OPT wave power station consisting of a single PB150 (150kW) PowerBuoy device in Orkney, Scotland, offset in part by a decrease in work during the quarter on our Hawaii project for the U.S. Navy.

•	Revenues relating to our autonomous PowerBuoy system increased approximately $0.3 million as a result of work on our $1.7 million contract with the U.S. Navy to provide our PowerBuoy technology to a program for data gathering in the ocean and work completed on our contract with the Department of the Interior for Homeland Security.
Cost of revenues
     Cost of revenues increased by $1.3 million, or 177%, to $2.0 million in the three months ended January 31, 2008, as compared to $0.7 million in the three months ended January 31, 2007. This increase in cost of revenues reflected the higher level of activity on revenue-bearing contracts, and the recognition of an additional $366,000 of anticipated loss at completion on our contract for a wave power station off the coast of Spain. The additional anticipated loss was recognized based on a change in estimated costs associated with this contract.
Product development costs
     Product development costs increased $0.8 million, or 63%, to $2.1 million in the three months ended January 31, 2008, as compared to $1.3 million in the three months ended January 31, 2007. The increase in product development costs was primarily attributable to our work to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.
Selling, general and administrative costs
     Selling, general and administrative costs increased $0.8 million, or 79%, to $1.9 million for the three months ended January 31, 2008, as compared to $1.1 million for the three months ended January 31, 2007. The increase was attributable to an increase of $0.1 million related to additional marketing expenses and consulting costs, $0.4 million in professional fees and other costs incurred as a result of our becoming a public company in the United States, and $0.3 million in additional payroll and incentive-based costs related to company growth.
Interest income
     Interest income increased by $0.7 million, or 208%, to $1.1 million for the three months ended January 31, 2008, compared to $0.4 million for the three months ended January 31, 2007, due to the investment of the net proceeds of $89.9 million from our United States initial public offering on April 30, 2007.
Foreign exchange gain (loss)
     Foreign exchange gain (loss) decreased by $1.0 million to a loss of $0.4 million for the three months ended January 31, 2008, compared to a gain of $0.6 million for the three months ended January 31, 2007. The change was primarily attributable to changes in the value of the British pound versus the U.S. dollar.

Nine Months Ended January 31, 2008 Compared to Nine Months Ended January 31, 2007
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2007 and 2008:

	Nine Months Ended		Nine Months Ended		Change 2008 Period to
	January 31, 2007		January 31, 2008		2007 Period
		As a % of		As a % of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Revenues	$1,513,631	100%	$3,663,772	100%	$2,150,141	142%
Cost of revenues	2,103,108	139	4,720,712	129	2,617,604	124

Gross loss	(589,477)	(39)	(1,056,940)	(29)	(467,463)	79

Operating expenses:
Product development costs	4,100,418	271	5,875,371	160	1,774,953	43
Selling, general and administrative costs	3,083,621	204	5,280,992	144	2,197,371	71

Total operating expenses	7,184,039	475	11,156,363	304	3,972,324	55

Operating loss	(7,773,516)	(514)	(12,213,303)	(333)	(4,439,787)	57
Interest income	1,066,823	71	3,846,013	105	2,779,190	261
Other income	13,744	1	—	—	(13,744)	(100)
Foreign exchange gain	1,184,499	78	65,669	1	(1,118,830)	(94)

Net loss	$(5,508,450)	(364)%	$(8,301,621)	(227)%	$(2,793,171)	51

Revenues
     Revenues increased by $2.2 million in the nine months ended January 31, 2008, or 142%, to $3.7 million as compared to $1.5 million in the nine months ended January 31, 2007. The increase in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system increased by approximately $1.7 million due to an increase in on-going work on our Hawaii project for the U.S. Navy, work on the first phase of construction of a 1.39MW wave power station off the coast of Spain and work on the design, manufacture and installation of an OPT wave power station consisting of a single PB150 (150kW) PowerBuoy device in Orkney, Scotland.

•	Revenues relating to our autonomous PowerBuoy system increased approximately $0.5 million as a result of work on our $1.7 million contract with the U.S. Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.

Cost of revenues
     Cost of revenues increased by $2.6 million, or 124%, to $4.7 million in the nine months ended January 31, 2008, as compared to $2.1 million in the nine months ended January 31, 2007. This increase in cost of revenues reflected the higher level of activity on revenue-bearing contracts, and the recognition of an additional $366,000 of anticipated loss at completion on our contract for a wave power station off the coast of Spain. The additional anticipated loss was recognized based on a change in estimated costs associated with this contract.
Product development costs
     Product development costs increased $1.8 million, or 43%, to $5.9 million in the nine months ended January 31, 2008, as compared to $4.1 million in the nine months ended January 31, 2007. The increase in product development costs was primarily attributable to our work to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.
Selling, general and administrative costs
     Selling, general and administrative costs increased $2.2 million, or 71%, to $5.3 million for the nine months ended January 31, 2008, as compared to $3.1 million for the nine months ended January 31, 2007. The increase was primarily attributable to an increase of $0.5 million related to additional marketing expenses and consulting costs, $1.0 million in professional fees and other costs incurred as a result of our becoming a public company in the United States, and $0.6 million in additional payroll and incentive-based costs related to company growth.
Interest income
     Interest income increased by $2.8 million to $3.8 million for the nine months ended January 31, 2008, compared to $1.0 million for the nine months ended January 31, 2007, due to the investment of the net proceeds of $89.9 million from our United States initial public offering on April 30, 2007.
Foreign exchange gain
     Foreign exchange gain was $0.1 million for the nine months ended January 31, 2008, compared to a foreign exchange gain of $1.2 million for the nine months ended January 31, 2007, and was primarily attributable to the appreciation of the British pound compared to the U.S. dollar.
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
     At January 31, 2008, our total cash and cash equivalents were $106.1 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of term deposits, treasury bills and money market funds with large commercial banks. We had no investments in certificates of deposit at January 31, 2008, reflecting our decision only to invest in investments with fixed maturity dates of less than three months.

     The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.
     Net cash used in operating activities was $8.9 million for the nine months ended January 31, 2008. This primarily resulted from a net loss for the period of $8.3 million, decreased by non-cash charges of $0.2 million in depreciation and amortization, $1.6 million of compensation expense related to stock option grants, a $0.6 million decrease in our accounts receivable and a $0.7 million increase in our unearned revenues. This was partially offset by a $1.1 million decrease in our accrued expenses, a $0.2 million decrease in our accounts payable, a $1.6 million increase in unbilled receivables and a $0.7 million increase in other current assets. The net increase in receivables was due to increased revenue recognized in the nine months ended January 31, 2008, as compared to the period ended April 30, 2007. Decreases in accounts payable and accrued expenses in the nine months ended January 31, 2008 primarily resulted from the payment of certain accounts payable and accrued expenses associated with incentive payments that were accrued as of April 30, 2007. The increase in other current assets was due to prepayments of certain insurance premiums, increased interest receivable on invested cash, and deposits related to the Company’s operations. Unearned revenues at January 31, 2008 reflect the amounts by which cumulative billings under two contracts exceeded cumulative revenues recognized. Net cash provided by investing activities was $8.1 million for the nine months ended January 31, 2008 resulting primarily from a shift in funds from certificates of deposit with maturities of three months or longer to ones with maturities less than three months. There were $9.0 million in purchases and $17.4 million in maturities of certificates of deposit with terms longer than three months, during the nine months ended January 31, 2008. Net cash used in financing activities was $0.6 million for the nine months ended January 31, 2008, and primarily resulted from the payment of certain accrued expenses associated with our U.S. initial public offering.
     We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the commercialization of the PowerBuoy system. Our future capital requirements will depend on a number of factors, including:
•	the cost of development efforts for our PowerBuoy systems;

•	the success of our commercial relationships with Iberdrola, Total and the U.S. Navy;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional commercial relationships;

•	the implementation of our expansion plans, including the hiring of new employees;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.
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
     Management estimates that had the average yield on our cash and cash equivalents, and certificates of deposit decreased by 100 basis points, our interest income for the nine months ended January 31, 2008 would have decreased by approximately $0.8 million. This estimate assumes that the decrease occurred on the first day of the fiscal year and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, and investments.
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
     We maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $12.4 million as of January 31, 2008, compared to our total cash account balances of $106.1 million as of January 31, 2008. These foreign currency balances are translated at each month end to our functional currency, the U.S. dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the nine months ended January 31, 2008 were recorded in Euros, British pounds or Australian dollars. If the foreign currency exchange rates had fluctuated by 10% as of January 31, 2008, our foreign exchange gain would have changed by approximately $1.2 million.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of January 31, 2008, our Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

     From the effective date of the registration statement through January 31, 2008, we used approximately $0.5 million to construct demonstration wave power stations, approximately $2.0 million to fund the continued development and commercialization of our PowerBuoy system and approximately $1.3 million to expand our sales and marketing capabilities. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.
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

Date: March 17, 2008

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Financial Officer (Principal Financial Officer)

Date: March 17, 2008

EXHIBITS INDEX
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