Form 10-K
period 2008-04-30
Ocean Power Technologies, Inc.
filed 2008-07-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
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

Registrant’s telephone number, including area code: (609) 730-0400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $157.0 million based on the closing sale price of the of the registrant’s common stock on that date as reported on the Nasdaq Global Market.

The number of shares outstanding of the registrant’s common stock, as of June 30, 2008 was 10,210,354.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of the Form 10-K into Which Incorporated

Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders	III

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

Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A — “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

We currently offer two products as part of our line of PowerBuoy® systems: a utility PowerBuoy system and an autonomous PowerBuoy system. Our PowerBuoy system is based on modular, ocean-going buoys, which we have been ocean testing for over a decade. The rising and falling of the waves moves the buoy-like structure creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology using proven equipment and processes in novel applications. Our two products are designed for the following applications:

•	Our utility PowerBuoy system is capable of supplying electricity to a local or regional electric power grid. Our wave power stations will be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems, plus the remaining components required to deliver electricity to a power grid. We intend to sell our utility PowerBuoy system to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. In July 2007, our PowerBuoy interface with the electrical utility power grid was certified as compliant with international standards. An independent laboratory provided testing and evaluation services to certify that the OPT systems comply with designated national and international standards. The PowerBuoy grid interface will bear the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid.

•	Our autonomous PowerBuoy system is designed to generate power for use independent of the power grid in remote locations. There are a variety of potential applications for this system, including sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

From October 2005 to October 2006, we operated a demonstration PowerBuoy system with a maximum peak, or rated, output of 40 kilowatts, or kW, off the coast of New Jersey under a contract with the New Jersey Board of Public Utilities. This PowerBuoy system was removed from the ocean in October 2006 and underwent planned maintenance and diagnostic testing of the system. This system was redeployed off the coast of New Jersey in September 2007.

Our product development and engineering efforts are focused on increasing the maximum rated output of our utility PowerBuoy system from the current 40kW, and, to a lesser extent, researching and developing new products, product applications and complementary technologies. We believe that, by increasing the maximum related output of our utility PowerBuoy system, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kilowatt hour of the energy generated. We expect to complete the design for our 150kW PowerBuoy by the end of 2008, and for our 500kW PowerBuoy by the end of 2010. We had previously planned to increase the maximum rated output to 150kW in 2007 and then to 250kW prior to achieving our goal of 500kW; however, the present schedule for development of the 150kW and 500kW PowerBuoys reflects management’s decision to enhance the system design to allow for improved survivability in 100-year storm wave conditions, and to work with a third-party engineering group to attain independent certification of the 150kW PowerBuoy design. In addition, we believe that direct transition to the 500kW from the 150kW PowerBuoy system will be accelerated by the measures now being undertaken in connection with the 150kW design. We have made substantial progress in the design, analysis and commencement of fabrication of what we believe to be the first utility-grade underwater substation, or pod, for wave power. The pod serves as the point at which energy generated by multiple PowerBuoys is aggregated and the voltage is increased, prior to transmission ashore and being fed into the power grid. The required switching and protection circuits for the individual PowerBuoys are also included in the pod. In addition, our 150kW PowerBuoy design effort is well underway. The power conversion and controls system is substantially complete for the 150kW PowerBuoy system, and we expect to commence ocean testing in 2009.

In addition, we are focusing on expanding our key commercial opportunities for both the utility and the autonomous PowerBuoy systems. We currently have commercial relationships with the following:

•	Iberdrola S.A., or Iberdrola, which is a large electric utility company located in Spain and one of the largest renewable energy producers in the world, Total S.A., or Total, which is one of the world’s largest oil and gas companies, and two Spanish governmental agencies, for the first phase of the construction of a 1.39 megawatt, or MW, wave power station off the coast of Santoña, Spain. The initial 40kW PowerBuoy for this project is fully fabricated, is now undergoing final on-land endurance testing, and is expected to be ready for deployment in August 2008.

•	Total and Iberdrola, to evaluate the development of a wave power station off the coast of France.

•	The United States Navy, to develop and build wave power systems at the US Marine Corps Base in Hawaii. One PowerBuoy system was installed in connection with this project for a total of eight months over a two-year period and another PowerBuoy system was deployed and tested during June 2007. A third PowerBuoy system is ready for deployment.

•	The Scottish Government, to develop a 150kW PowerBuoy for deployment at the Orkney Islands European Marine Energy Center. This project is in progress, and the PowerBuoy is expected to be ready for deployment in 2009.

•	Pacific Northwest Generating Cooperative (PNGC Power), who is providing funding toward the fabrication and ocean installation of a 150kW PowerBuoy near Reedsport, Oregon. This project is in progress, and the PowerBuoy is expected to be ready for deployment in 2009.

•	The United States Navy, to provide PowerBuoy technology to a unique program for ocean data gathering. Under this program, the Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System. The PowerBuoy is expected to be ready for deployment by the end of 2008.

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

In February 2006, we received approval from the South West of England Regional Development Agency (SWRDA) to install a 5MW demonstration wave power station off the coast of Cornwall, England as part of SWRDA’s “Wave Hub” project, a planned offshore facility for demonstrating and testing wave energy generation devices. SWRDA has obtained the necessary permits for this Wave Hub project, and the project has been approved for over £20 million of funding for construction of the Wave Hub infrastructure. SWRDA currently is considering the tender process for the design and construction of such infrastructure, and expects it to be installed in 2010. We are in the planning and development stage for our part of the project.

In February 2007, the US Federal Energy Regulatory Commission (FERC) granted us a preliminary permit to evaluate the feasibility of a location off the coast of Reedsport, Oregon for the proposed construction and operation of a wave power station with an anticipated maximum rated output of 50MW, of which up to the first 2MW will be a demonstration wave power station. In February 2007, we signed a cooperative agreement with PNGC Power as our utility partner for the development of a wave power station. In July 2007, we filed a Pre-Application Document and Notice of Intent with FERC for the Reedsport project, which provides notice of our intent to seek a license for the Reedsport wave park and information regarding the project. We believe this was the first Pre-Application Document and Notice of Intent filed by a wave power company, and is an important step in the full licensing process for the Reedsport project.

We plan to generate revenue from the demonstration wave power stations in Cornwall and Reedsport by selling electricity to utilities.

In January 2007, we filed applications with FERC for preliminary permits to evaluate the feasibility of two locations, off the coasts of Coos Bay, Oregon and Newport, Oregon, for the proposed construction and operation of wave power stations, each with an anticipated maximum rated output of 100MW. In March 2007, FERC granted us a preliminary permit to evaluate the Coos Bay location, and in March 2008, we filed a Pre-Application Document and Notice of Intent with FERC for Coos Bay.

In May 2008, we announced a Joint Development Agreement with Griffin Energy for the development, construction and operation of a wave power station off the coast of Western Australia. Griffin Energy is a leading Western Australia diversified energy supplier. Under the terms of the agreement, Ocean Power Technologies (Australasia) Pty. Ltd., our subsidiary based in Australia, and Griffin Energy plan to form a joint venture, to which Ocean Power Technologies (Australasia) will provide the turn-key power system, plus operations and maintenance service.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware. Our principal executive offices are located at 1590 Reed Road, Pennington, New Jersey 08534, and our telephone number is (609) 730-0400. Our website address is www.oceanpowertechnologies.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with the Securities and Exchange Commission, or SEC. The information on our website is not a part of this Annual Report. Our common stock has been listed on the AIM market of the London Stock Exchange plc since October 2003 and on the NASDAQ Global Market since April 24, 2007, the date on which we commenced our initial public offering in the United States. In that offering, we sold 5,000,000 shares of our common stock at a price to the public of $20.00 per share.

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

Wave Energy

The energy in ocean waves is a form of renewable energy that can be harnessed to generate electricity. Ocean waves are created when wind moves across the ocean surface. The interaction between the wind and the ocean surface causes energy to be exchanged. At first, small waves occur on the ocean surface. As this process continues, the waves become larger and the distance between the tops of the waves becomes longer. The size of the waves, and the amount of energy contained in the waves, depends on the wind speed, the time the wind blows over the waves and the distance covered. The rising and falling of the waves move our PowerBuoy system creating mechanical energy that our proprietary technologies convert into usable electricity.

There are a variety of benefits to using wave energy for electricity generation.

•	Scalability within a small site area. Due to the tremendous energy in ocean waves, wave power stations with high capacity — 50MW and above — can be installed in a relatively small area. We estimate that, upon completion of the development of our 500kW PowerBuoy system, we would be able to construct a wave power station that would occupy approximately one-tenth of the ocean surface occupied by an offshore wind power station of equivalent capacity.

•	Predictability. The supply of electricity from wave energy can be forecasted in advance. The amount of energy a wave thousands of miles away will have when it arrives at a wave power station days later can be calculated based on satellite images and meteorological data with a high degree of accuracy. Customers can use this information to develop sourcing plans to meet their short-term electricity needs.

•	Constant source of energy. The annual flow of waves at specific sites can be relatively constant. Based on our studies and analysis of our target sites, we believe our wave power stations will be able to produce usable electricity for approximately 90% of all hours during a year.

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

Our PowerBuoy system uses an ocean-tested technology to generate electricity.

•	We have been conducting ocean tests for over a decade in order to demonstrate the viability of our technology. We initiated our first ocean installation in 1997 and have had several deployments of our systems for testing and operation since then, the longest of which has had continuous operation of 12 months. Our PowerBuoy systems have survived several hurricanes and winter storms while installed in the ocean.

•	We had an operational demonstration PowerBuoy system off the coast of New Jersey from October 2005 until October 2006 when the system was removed from the ocean for planned maintenance and diagnostic testing. The system was redeployed off the coast of New Jersey in September 2007. We currently plan to build and deploy two additional demonstration wave power stations that, unlike the PowerBuoy system in New Jersey, will provide electricity to the local power grids. In February 2006, we received approval from the SWRDA to install a demonstration wave power station off the coast of Cornwall, England and in February 2007, FERC granted us a preliminary permit to evaluate the feasibility of a wave power station off the coast of Reedsport, Oregon, a portion of which will be for demonstration purposes. During fiscal 2008, we filed a Pre-Application Document and Notice of Intent with FERC for the Reedsport project. This provided notice of our intent to seek a license for the Reedsport Wave Park and information regarding the project.

Our PowerBuoy system’s grid connection has been certified.

•	In July 2007, we announced that our PowerBuoy grid connection system had been certified as compliant with designated national and international standards. This qualifies our technology for integration into utility grid systems.

Our PowerBuoy system is efficient in harnessing wave energy.

•	Our PowerBuoy system is designed to efficiently convert wave energy into electricity by using onboard sensors to detect actual wave conditions and then to automatically adjust the performance of the generator using our proprietary electrical and electronics-based control systems in response to that information.

•	One measure of the efficiency of an electric power generation system is load factor. The load factor is the percent of kilowatt hours produced by a system in a given period as compared to the maximum kilowatt hours that could be produced by the system in that period. A high load factor indicates a high degree of utilization of the capacity of the system and provides a means to compare the efficiencies of different energy sources to produce equivalent power outputs (without taking into account the relative costs of constructing such systems). Since we have not yet operated a complete wave power station, we do not have a measured load factor. However, based on our research and analysis, we believe the load factor for a PowerBuoy wave power station located at most of our targeted sites would be in the range of 30% to 45%.

Our PowerBuoy system takes advantage of time-tested and well-known technology.

•	Our PowerBuoy system is designed to combine features of ocean-going buoys with advanced electrical and electronics-based systems. Since standard ocean-going buoys have been deployed in maritime applications for decades, their survival and risk profiles are known and proven. By using electrical, rather than mechanical, engineering solutions whenever possible, we are able to control materials, construction and other capital costs while maintaining reliability.

•	Our PowerBuoy system can be built using easily sourced components supplied by third parties. Due to the PowerBuoy system’s modular design, total construction time is minimized as multiple components can be built simultaneously, and generating capacity can be scaled up or down by incrementally adding or subtracting groups of PowerBuoy units. In addition, our PowerBuoy system can be deployed using common maritime techniques.

Numerous potential sites for our wave power stations are located near major population centers worldwide.

•	Our systems are designed to work in sites with average annual wave energy of at least 20kW per meter of wave front, which can be found in many coastal locations around the world. In particular, we are targeting coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. These potential sites not only have appropriate natural resources for harnessing wave energy, but they are also located near large population centers with significant and increasing electricity requirements.

We have significant commercial relationships.

•	Our current projects with Iberdrola, Total and PNGC Power provide us with an initial opportunity to sell our wave power stations to utilities. By collaborating with leaders in renewable energy development, we believe we are able to accelerate both our in-house knowledge of the utility power generation market and our reputation as a credible renewable energy equipment supplier. If these projects are successful, we intend to leverage our experiences with our Spain and France projects to add wave power stations, new customers and complementary revenue streams from operations and maintenance contracts similar to the agreement we have in connection with the Spain project.

•	With the funding from the US Navy, we have been able to refine our PowerBuoy system while simultaneously preparing for commercial deployment to address a particular customer need. We believe that the successful deployment of our PowerBuoy systems for the US Navy will significantly enhance market visibility.

Our PowerBuoy system has the potential to offer a cost competitive renewable energy power generation solution.

•	Our product development and engineering efforts are focused on increasing the maximum rated output of the design of our utility PowerBuoy system from the current 40kW. We expect to complete the design for our 150kW PowerBuoy by the end of 2008, and for our 500kW PowerBuoy by the end of 2010. Assuming we are able to reach manufacturing levels of at least 300 units of 500kW PowerBuoy systems per year, we believe, based upon our research and analysis, that the economies of scale we would have with our fabricators would allow us to offer a renewable electricity solution that competes with other existing renewables in key markets. We expect to complete development of our 500kW PowerBuoy system in 2010.

•	Prior to achieving full production levels of the 500kW PowerBuoy system, if we achieve economies of scale for our 150kW PowerBuoy systems, we expect to be able to offer a renewable electricity solution that competes with the price of electricity from traditional sources in certain local markets where the current retail price of electricity is relatively high or where sufficient subsidies are available.

Our systems are environmentally benign and aesthetically non-intrusive.

•	We believe that our PowerBuoy system does not present significant risks to marine life and does not emit significant levels of pollutants. In connection with our project at the US Marine Corps Base in Hawaii, our customer, the US Navy, obtained an independent environmental assessment of our PowerBuoy system prior to installation, as required by the National Environmental Policy Act. Although our project for the US Navy only contemplates an array of up to six PowerBuoy systems in Hawaii, we believe that PowerBuoy systems deployed in other geographic locations, including larger PowerBuoy systems under development and multiple-system wave power stations, would have minimal environmental impact due to the physical similarities with the tested system.

•	Since our PowerBuoy systems are typically located one to five miles offshore, PowerBuoy wave power stations are usually not visible from the shore. Visual impact is often cited as one of the reasons that many communities have opposed plans to develop power stations, in particular wind power stations. Our PowerBuoy system has the distinct advantage of having only a minimal visual profile. Only a small portion of the unit is visible at close range, with the bulk of the unit hidden below the water.

Our Business Strategy

Our goal is to strengthen our leadership in developing wave energy technologies and commercializing wave power stations and related services. In order to achieve this goal, we are pursuing the following business strategies:

•	Concentrate sales and marketing efforts on four geographic markets. We are focusing our sales and marketing efforts over the next three years on coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. We believe that each of these areas represents a strong potential market for our PowerBuoy wave power stations because they combine appropriate wave conditions, political and economic stability, large population centers, high levels of industrialization and significant and increasing electricity requirements.

•	Continue to increase PowerBuoy system output. Our product development and engineering efforts are focused on increasing the output of the design of our PowerBuoy systems from 40kW to 500kW. We expect to complete the design for our 150kW PowerBuoy by the end of 2008, and for our 500kW PowerBuoy by the end of 2010. The key to increasing the rated output of the PowerBuoy system is to increase the system’s efficiency as well as its diameter. If we increase the size of a PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the size of the unit’s diameter, we will approximately quadruple its power capacity. We believe that by increasing system output, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kilowatt hour of the energy generated.

•	Construct demonstration wave power stations to encourage market adoption of our wave power stations. Our demonstration wave power stations are intended to allow us to prove the viability of our PowerBuoy systems in a particular region. By enabling customers to experience our technology first-hand, we believe we will be able to facilitate our entry into our target markets. In addition, demonstration wave power stations provide us with the opportunity to test and refine our technology in actual operating conditions. In February 2006, we were approved by SWRDA to install a 5MW demonstration wave power station off the coast of Cornwall, England. In February 2007, FERC granted us a preliminary permit to evaluate the feasibility of a location off the coast of Reedsport, Oregon for the proposed construction and operation of a wave power station with a maximum rated output of 50MW, of which up to the first 2MW will be a demonstration wave power station utilizing our 150kW PowerBuoy systems. In July 2007, we filed with FERC for the Reedsport project what we believe to be the first Pre-Application Document and Notice of Intent filed by a wave power company. This filing provided notice to FERC of our intent to seek a license for the Reedsport wave park, and provided information regarding the project. The Cornwall and Reedsport power stations will, if approved and constructed as planned, be connected to local power grids.

•	Leverage customer relationships to enhance the commercial acceptance of our utility PowerBuoy system. We currently have commercial relationships with Iberdrola and Total for two projects. We are in the first phase of the construction of a 1.39MW wave power station off the coast of Santoña, Spain, under which a 40kW PowerBuoy is now undergoing final on-land endurance testing, and is expected to be ready for deployment in August 2008. We, along with affiliates of Iberdrola and Total, are currently assessing the viability of a 2 to 5MW power station off the coast of France. We believe that our projects at the US Marine Corps Base in Oahu, Hawaii will serve as a prototype wave power station for the installation of wave power stations at other US Navy bases. Our relationship with PNGC Power regarding our Reedsport, Oregon project, is the first such utility relationship on the west coast of the United States. We intend to build on these existing commercial relationships both by expanding the number and size of projects we have with our current customers and by entering into new alliances and commercial relationships with other utilities and independent power producers.

•	Expand revenue streams from our autonomous PowerBuoy system. The autonomous PowerBuoy system addresses specific power generation needs of customers requiring off-grid electricity generation in remote locations in the open ocean. Since our PowerBuoy systems are well suited for many of these uses, we do not expect that they will require subsidies or other price incentives for commercial acceptance. This equipment might be used for powering sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture. We have entered into a contract with the US Navy for the testing of our autonomous PowerBuoy in connection with a unique program for ocean data gathering. We believe that successful testing of our autonomous PowerBuoy System under this contract may result in additional revenues from the US Navy and other prospective customers.

•	Maximize revenue opportunities with existing customers. In January 2007, we entered into an agreement under which we are responsible for the monitoring, operation and maintenance of the 40kW PowerBuoy system and the ocean-based substation and infrastructure to be manufactured and deployed in connection with the first phase of the Spain project. This agreement will become effective subsequent to buoy deployment. Under this agreement, we will be paid a fixed fee for scheduled maintenance, ongoing operations and other routine services, and fees to be negotiated for unscheduled repairs. We plan to pursue similar operations and maintenance contracts with future customers, including for our France project, in order to provide us with ongoing revenue streams.

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

In the event of storm waves larger than 23 feet, the control system automatically locks down the PowerBuoy system and electricity generation is suspended. When the wave heights return to a normal operating range of 23 feet or less, the control system automatically unlocks the PowerBuoy system and electricity generation and transmission recommence. This safety feature prevents the PowerBuoy system from being damaged by the increased amount of energy in storm waves.

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

Utility PowerBuoy System

The utility PowerBuoy system is designed to transmit electricity to shore by an underwater power cable, which would then be connected to a power grid. Our utility PowerBuoy system presently has a capacity of 40kW. We expect to complete the design for our 150kW PowerBuoy by the end of 2008, and for our 500kW PowerBuoy by the end of 2010. The utility PowerBuoy system is designed to be positioned in water with a depth of 100 to 200 feet, which can usually be found one to five miles offshore. This depth allows the system to capture meaningful amounts of energy from the waves, since decreasing water depth depletes the energy in the waves.

The mooring system for keeping a utility PowerBuoy system in position connects it by lines to three floats that, in turn, are connected by lines to three anchors. This is a well-established mooring system, referred to as three-point mooring, which we have improved upon with various techniques that reduce cost and deployment time.

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

Status of Utility PowerBuoy Systems

We have made substantial progress in the design, analysis and commencement of fabrication of what we believe to be the first utility-grade underwater substation, or pod, for wave power. The pod serves as the point at which energy generated by multiple PowerBuoys is aggregated and the voltage is increased, prior to transmission ashore and being fed into the power grid. The required switching and protection circuits for the individual PowerBuoys are also included in the pod. Construction of our first commercial pod is now in progress, in connection with our wave power project located in Santoña, Spain.

In addition, our 150kW PowerBuoy design effort is well underway. The power conversion and controls system is substantially complete for the 150kW PowerBuoy system, and we expect to be ready for ocean testing in 2009. Although we had initially anticipated commencing ocean testing in 2008, the present schedule for development of the 150kW PowerBuoy reflects management’s decision to enhance the system design to allow for improved survivability in 100-year storm wave conditions, and to work with a third-party engineering group to attain independent certification of the 150kW PowerBuoy design. We believe that direct transition to the 500kW from the 150kW PowerBuoy system will be accelerated by the measures now being undertaken in connection with the 150kW design.

Our PowerBuoy interface with the electrical utility power grid has been certified as compliant with international standards. An independent laboratory provided testing and evaluation services to certify that the OPT systems comply with designated national and international standards. The PowerBuoy grid interface will bear the ETL listing mark, and can be connected to the utility grid.

Our projects in Spain, France and Hawaii are being conducted in conjunction with third-party customers. We have completed the planning phase for the wave power project to be located at Santoña, Spain and have completed construction of a 40kW PowerBuoy system, which is now undergoing on-land endurance testing, and is expected to be ready for deployment in August 2008. Construction of the underwater infrastructure for the wave power station is in progress. This infrastructure includes the underwater substation (pod) designed by us and the undersea transmission cables that allow the power station to be connected to the grid. Customer funding under this current phase of the project provides for construction and deployment of the first PowerBuoy and its mooring, plus procurement of the pod and undersea transmission cables. Funding for the deployment of the pod and cables is under discussion with the customer. We are paid in connection with this project as we complete milestones. Under our agreement for this current phase of construction, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear the first €0.5 million, or approximately $0.8 million, of any cost overruns and to absorb certain other costs as set forth in the agreement. As of April 30, 2008, we had recognized an anticipated loss of approximately $3.7 million under this contract, which includes costs incurred to date and our current estimate of other amounts we may be required to bear under the agreement. This anticipated loss at completion of the contract also reflects our decision made in the fourth quarter of fiscal year 2008 to absorb $1.9 million of additional costs of the project beyond our obligation for the initial cost overruns and certain other costs as set forth in the agreement. This decision was based on the progress of the project to date, the benefits to be derived from a successful initial project and the prospect of incremental contract value to be received in connection with additional work under this contract. Consistent with our revenue recognition policies, each quarter we evaluate if additional loss amounts need to be recognized. In addition, the next phase of this project may include the manufacturing and deployment of nine additional 150kW PowerBuoy systems and connection of the ten total PowerBuoy systems in an integrated array. The economic and other terms relating to the next phase of the project have not been negotiated. The initial 40kW PowerBuoy system for this project is expected to be ready for deployment in August 2008 and we expect the next phase of this contract to be determined by the end of 2008.

The wave power station to be located off the west coast of France is in the planning and development phase. The current development contract has been extended to December 2008. Before we begin construction of this wave power station, we must enter into an additional agreement with affiliates of Total and Iberdrola. We currently plan to enter into an agreement for the next phase of development of a wave power station prior to the expiration of the current agreement in December 2008.

At the Marine Corps Base in Oahu, Hawaii, we had installed a wave power system for a total of eight months over a two-year period and another PowerBuoy system was deployed and tested during June 2007. A third PowerBuoy system is ready for deployment at the Marine Corps Base in Oahu and is awaiting suitable weather conditions for deployment. The US Navy reimburses us for our costs and pays us a fixed fee in connection with this project. In September 2007, we received $1.9 million of additional funding under this program. Our current contract with the US Navy expires in December 2008.

Pictured below is our 40kW-rated utility PowerBuoy system awaiting deployment in Oahu, Hawaii.

In February 2006, we received approval from SWRDA to install a wave power station off the coast of Cornwall, England, and this project is currently being funded solely by us. SWRDA has obtained the necessary permits for this Wave Hub project, and the project has been approved for over £20 million of funding for the construction of the project infrastructure. SWRDA currently is considering the tender process for the design and construction of such infrastructure, and expects it to be installed in 2010. We are currently in the planning and development stage of our part of the project. This wave power station will serve as a demonstration wave power station, which we intend to operate as an independent power producer. We plan to collect revenue from the sale of power to electrical utilities.

In February 2007, FERC granted us a preliminary permit to evaluate the feasibility of a location off the coast of Reedsport, Oregon for the proposed construction and operation of a wave power station with anticipated capacity of 50MW. We plan to operate up to the first 2MW using our 150kW PowerBuoys, as an independent producer, whereby we would collect revenue from the sale of power to electrical utilities. However, we currently do not have any revenue-generating contracts in place for the sale of energy with respect to this project. We plan to construct the additional 48MW under a supply contract with a third-party customer who, in turn, would own and operate the wave power station. We have begun the planning and development phase of the initial wave power station and in August 2007, we signed a cooperative agreement with PNGC Power. We also filed in July 2007 with FERC a Pre-Application Document and Notice of Intent for Reedsport, which provided notice of our intent to seek a license for the Reedsport wave park, and provided information regarding the project. This is an important step in the full licensing process for the Reedsport project.

Also, in March 2007, we were awarded funding from the Scottish Ministers’ Wave and Tidal Energy Support Scheme, managed by the Scottish Executive. This funding is to support the design, manufacture and installation of a 150kW PowerBuoy system in Orkney, Scotland. This project is in progress, and the 150kW PowerBuoy system is expected to be ready for deployment in 2009.

In May 2008, we announced a Joint Development Agreement with Griffin Energy to explore the development, construction and operation of a wave power station off the coast of Western Australia. Griffin Energy is a leading Western Australia diversified energy supplier. Under the terms of the agreement, Ocean Power Technologies (Australasia) Pty. Ltd., our subsidiary based in Australia, and Griffin Energy plan to form a joint venture, to which Ocean Power Technologies (Australasia) would provide the turn-key power station, plus operations and maintenance service.

Autonomous PowerBuoy System

The autonomous PowerBuoy system is based on the same technology as the utility PowerBuoy system, but is designed for electricity generation of relatively low amounts of power for use independent of the power grid in remote locations. The autonomous PowerBuoy system currently has a maximum rated output ranging from 300 watts to 40kW, depending on the application. Our autonomous PowerBuoy system is designed to operate anywhere in the ocean and in any depth of water.

We expect that autonomous PowerBuoy systems will generally be suitable for use on a stand-alone basis for providing power for specific applications, including sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

Status of Autonomous PowerBuoy Systems

Our PowerBuoy system off the coast of New Jersey was deployed from October 2005 to October 2006 when it was removed from the ocean for planned maintenance. We have conducted extensive diagnostic tests on the system, providing us with information about the effects of ocean deployments that will help us implement improvements in future PowerBuoy systems. This system was redeployed off the coast of New Jersey in September 2007. We discovered no significant problems with the system, and the system required only routine maintenance. This system was not designed to supply electricity to the power grid, but rather to provide us with operational data and marketing opportunities. We were partially funded for the construction of this PowerBuoy system by the New Jersey Board of Public Utilities. We do not anticipate recognizing any additional revenue in connection with this project, nor do we expect to incur significant additional investment.

In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this 18-month program, the Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System. The PowerBuoy is expected to be ready for deployment by the end of 2008.

Marketing and Sales

We are developing our sales capabilities and have begun commercial marketing and selling of our PowerBuoy systems. Because our products use a new commercial technology, the decision process of a customer requires substantial educational efforts, in which many of our employees may participate.

In addition to our own direct sales, we will continue to enter into development agreements and strategic alliances with regional utility and energy companies committed to providing electricity from renewable energy sources. We plan to leverage these relationships to sell and market our PowerBuoy wave power stations to these companies and their affiliates and to other customers in the region. We plan to expand our relationships by entering into long-term operations and maintenance contracts to support completed wave power stations. For example, in January 2007, we entered into an agreement for the monitoring, operation and maintenance of the 40kW PowerBuoy system and the ocean-based substation and infrastructure to be manufactured and deployed in connection with the current phase of the Spain project. Under this operations and maintenance agreement, we are required to provide services for two years following provisional acceptance of the PowerBuoy system and substation and infrastructure. We are to be paid a fixed fee for scheduled maintenance, ongoing operations and other routine services, subject to adjustment for unscheduled repairs.

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

Demonstration Wave Power Stations

We use demonstration PowerBuoy systems to establish the feasibility of providing wave-generated electricity to customers. Demonstration wave power stations allow potential customers to see first-hand the viability of wave energy as a significant source of electricity. From October 2005 through October 2006, we operated a demonstration PowerBuoy system off the coast of New Jersey, which allowed us to continuously monitor the system and evaluate its performance in actual wave conditions. This PowerBuoy system was removed from the ocean for maintenance and diagnostic testing in October 2006 and was redeployed off the coast of New Jersey in September 2007. Although the system does not supply electricity to the power grid, it provides us with valuable operational data as well as important marketing opportunities.

We have identified a site off the coast of the United Kingdom to install a demonstration wave power station of up to 5MW that will connect to the power grid in Cornwall, England. In connection with the development of this wave power station, we are planning to take advantage of incentives offered in the United Kingdom to encourage growth in power derived from renewable sources.

The FERC has granted us a preliminary permit to develop a 50MW PowerBuoy wave power station off the coast of Oregon that will be connected to the local power grid, the first phase of which is expected to be up to a 2MW demonstration wave power station. In July 2007, we filed with FERC a Pre-Application Document and Notice of Intent for the Reedsport project. This provided notice to FERC of our intent to seek a license for the Reedsport wave park, and provided information regarding the project. We will need additional authorization from FERC to sell electric power generated from the Oregon wave power station into the wholesale or retail markets.

Autonomous PowerBuoy System Marketing

There are a variety of potential customers, such as the US Department of Homeland Security, that have specific needs for off-grid power generation that can be supplied by our autonomous PowerBuoy system. Potential applications for off-grid power supply include sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

Customers

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Fiscal	Fiscal	Fiscal
Customer	2006	2007	2008

US Navy	61%	54%	58%
New Jersey Board of Public Utilities	5%	—	—
Iberdrola and Total	9%	35%	31%
Lockheed Martin	22%	—	—
Scottish Government	—	4%	10%

The US Navy accounted for a substantial portion of our revenue in fiscal 2008, but its relative contribution as a percentage of revenues is expected to decrease in future years.

Our potential customer base for our utility PowerBuoy systems consists of public utilities, independent power producers and other governmental entities and agencies. Our potential customer base for our autonomous PowerBuoy systems consists of different public and private entities who use electricity in and near the ocean. Our efforts to identify new customers are concentrated on four geographic markets: coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. Our efforts to identify new customers are currently led and coordinated by our chief executive officer and our vice president of business development and marketing who joined us in January 2008. We also use consultants and other personnel to assist us in locating potential customers.

Spain Project

In July 2004, we entered into a development agreement, which we refer to as the Spain development agreement, with Iberdrola Energias Renovables II, S.A. (Iberdrola Energias), an affiliate of Iberdrola, Sociedad para el Desarrollo Regional de Cantabria, S.A., or SODERCAN, which is the industrial development agency of the Spanish region of Cantabria, and Instituto para la Diversificacion y Ahorro de la Energia, S.A., or IDAE, a Spanish government agency dedicated to energy conservation and diversification efforts, to jointly study the possibility of developing a wave power station off the coast of Santoña located in the Cantabria region in northern Spain. Total Eolica S.A., an affiliate of Total, joined the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, which included an assessment of wave energy resources at the site, feasibility analysis for deployment at the site, determination of capacity and design, and an estimation of investments needed for the project as well as anticipated costs for operation, maintenance and repairs. Expenses associated with this phase were shared among the parties to the agreement based on agreed upon percentages. As of April 30, 2007 and 2008, we had invested less than $0.1 million for our share of the assessment phase funding, and had recognized revenue of approximately $0.3 million under the assessment phase.

In July 2006, Iberdrola Energias Marinas de Cantabria, S.A., or Iberdrola Cantabria, was formed for the purpose of constructing and operating a wave power station off the coast of Santoña, Spain. Iberdrola Energias is the largest shareholder of Iberdrola Cantabria. Total Eolica, SODERCAN, IDAE and we each have minority ownership positions. Funding is shared among the parties to the agreement based on agreed upon percentages which reflect the parties’ anticipated ownership interest in the wave power station. We own 10% of Iberdrola Cantabria.

In July 2006, we entered into a construction agreement with Iberdrola Cantabria, which we refer to as the Spain construction agreement. Under this agreement, we agreed to complete the first phase of the construction of a 1.39MW wave power station. As originally agreed, this phase of construction included the manufacturing and deployment of one 40kW PowerBuoy system, acquisition and installation of the underwater power transmission cable and the manufacturing and deployment of the underwater substation required for connecting the 40kW PowerBuoy system with nine additional 150kW PowerBuoy systems that together are contemplated to constitute the 1.39MW wave power station. In February 2008, the Spain construction agreement was amended. Under this amendment, the first phase of the construction of the 1.39MW wave power station consists of the manufacture and deployment of one 40kW PowerBuoy system plus the fabrication of the underwater power transmission cable and underwater substation for all ten PowerBuoy systems. Funding for the deployment of the pod and cable is under discussion with the customer. Under the Spain construction agreement, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. The Spain construction agreement does not cover the terms for the next phase of the 1.39MW wave power station project, which encompasses the manufacturing and deployment of the nine additional 150kW PowerBuoy systems. We will need to agree to the terms for the next phase of this project and enter into a subsequent contract with Iberdrola Cantabria before we can complete the construction of the full wave power station. The initial 40kW PowerBuoy system for this project is now undergoing final on-land endurance testing, and is expected to be ready for deployment in August 2008. We expect to submit proposals to Iberdrola Cantabria in mid-2008 for funding of the installation of the underwater cable and substation, and for succeeding phases of the project.

Pictured below are views of our 40kW-rated PowerBuoy system after completion of construction at our supplier in Spain.

We are paid under the Spain construction agreement as we complete certain milestones for a total potential payment for the current phase of construction of approximately €2.7 million. As of April 30, 2008, we had recognized revenue of approximately $2.3 million and an anticipated loss of $3.7 million under the Spain construction agreement. The loss was recognized based on a change in estimated costs associated with the Spain construction agreement, which include costs incurred to date and our current estimate of other amounts we may be required to bear under the agreement. The anticipated loss at completion of the contract also reflects our decision made in the fourth quarter of fiscal year 2008 to absorb $1.9 million of additional costs of the project beyond our obligation for the initial cost overruns and certain other costs as set forth in the agreement. This decision was based on the progress of the project to date, the benefits to be derived from a successful initial project and the prospect of incremental contract value to be received in connection with additional work under this contract. Our estimates of the project’s costs may increase in the future, and we may elect to incur the additional costs and continue the project, to seek other suppliers for the materials or services related to the cost increases or to terminate the agreement. Any of such outcomes may have a material adverse effect on our financial condition and results of operations.

France Project

In June 2005, we entered into a development agreement, which we refer to as the France development agreement, with Total Energie Development S.A. (Total Energie), an affiliate of Total, and Iberdrola Energias, to study and assess the feasibility of a 2 to 5MW wave power station off the coast of France. Pursuant to the France development agreement, the parties have agreed to extend the current phase until December 2008. Expenses are shared among the parties based on agreed upon percentages, which also reflect the parties’ anticipated ownership interest in the wave power station. Iberdrola Energias has a majority interest, while Total Energie and we have minority interests, with our interest being 10%.

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

As of April 30, 2008, we had contributed approximately $31,000 for expenses and had recognized revenue of approximately $0.1 million under the France development agreement.

US Navy

Since September 2001, we have entered into a series of contracts with the United States Office of Naval Research for the development and construction of wave power systems at the Marine Corps Base in Oahu, Hawaii. In September 2007, we received $1.9 million of additional funding under this program. Under the contract for the current phase of the project, which was entered into in September 2005 and expires in December 2008, we are reimbursed for costs and paid a fixed fee for total potential revenue of $4.1 million.

In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this 18-month program, the Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System. The PowerBuoy is expected to be ready for deployment by the end of 2008.

Backlog

Our contract backlog consists of the aggregate anticipated revenue remaining to be earned at a given time from the uncompleted portions of our existing customer contracts. As of April 30, 2008, our contract backlog was $5.5 million as compared to $5.2 million as of April 30, 2007. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial majority of our revenue is recognized using the percentage-of-completion method, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

Manufacturing and Deployment

Manufacturing and Raw Materials

We engage in two types of manufacturing activities: the manufacturing of the high value-added components, or modules, for systems control, power generation and power conversion for each PowerBuoy system, and the contracting and fabrication of the buoy-like structure, anchoring and mooring, and cabling.

Our core in-house manufacturing activity is the assembly and testing of the power generation and control modules at our Pennington, New Jersey facility. The power generation and control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electrical energy. The sensors and control systems use sophisticated technology to monitor ocean conditions and automatically optimize the performance of the PowerBuoy system in response to those changing conditions. We have several patents, including those that cover our power generation, power conversion and control technologies. Due to the critical and proprietary nature of these systems, we do not outsource their assembly and testing. After a generator and control module passes our rigorous quality control procedures, it is transported as a ready-to-install component to the project site. We currently employ 47 employees who are responsible for manufacturing and testing our generators and control systems. In order to meet our growth objectives, we expect to increase our engineering and manufacturing staff by over 160 people by the end of fiscal 2011.

We purchase the remaining components of and raw materials for each PowerBuoy system from various vendors. Currently, we contract for these components on a project-by-project basis. We conduct a bidding process to select a supplier with the optimal combination of price, delivery terms and quality. Our goal is to develop ongoing relationships with select vendors centrally located in different regions, which will allow us to reduce unit costs as our volume increases. We provide specifications to each vendor, and they are responsible for performing quality analysis and quality control over the course of construction, subject to our review of the quality test procedures and results. After each vendor completes testing of the component, it is transported ready-to-install to the project site.

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

Each step in the deployment process for our existing and currently planned deployments is outsourced to subcontractors located near the project site. First the mooring system, consisting of floats, anchors and chains, are brought to the wave power station’s ultimate ocean location by workboats or barges. At the same time, the cable to transmit the generated electricity is laid by a subcontractor. Next, the PowerBuoy system is towed to the ocean location and fixed to the mooring system. The PowerBuoy system would then be connected to the transmission cable, which would then be connected to the grid or the distributed power site. At this point, we would have a fully assembled PowerBuoy wave power station, which, subject to final testing, would be ready for operation. An array of PowerBuoy systems would be installed using a similar approach.

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

Research and development expenses are reflected on our consolidated statements of operations as product development costs. Our company-sponsored research and development expenses were approximately $4.2 million for fiscal 2006, $6.2 million for fiscal 2007 and $8.3 million for fiscal 2008. In addition, while we have in the past self-funded the majority of our research and development expenditures, we also have customer-sponsored research and development expenses of approximately $0.1 million for fiscal 2006, $0.1 million for fiscal 2007 and $0.5 million for fiscal 2008, and such expenses are reflected on our consolidated statements of operations as cost of revenues.

We expect to complete the design for our 150kW PowerBuoy by the end of 2008, and for our 500kW PowerBuoy by the end of 2010. We had planned to increase the maximum rated output to 150kW in 2007 and then to 250kW prior to achieving our goal of 500kW; however, the present schedule for development of the 150kW PowerBuoy reflects management’s decision to enhance the system design to allow for improved survivability in 100-year storm wave conditions, and to work with a third-party engineering group to attain independent certification of the 150kW PowerBuoy design. We believe that direct transition to the 500kW system from the 150kW system will be facilitated by the measures now being undertaken in connection with the 150kW design. The key to increasing the rated output of the PowerBuoy system is to increase the system’s efficiency as well as its diameter. If we increase the size of a PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the size of the unit’s diameter, we will approximately quadruple its power capacity. We believe that we will be able to increase the output capacity of the PowerBuoy system using technology that we have already developed, so our focus is on the design, manufacture, testing and deployment of the higher capacity systems. We are exploring design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage. For example, our 40kW PowerBuoy systems are transported to the onshore deployment sites using standard flatbed trucks. However, the assembled 150kW PowerBuoy systems will be too large for these trucks and will need to be transported in modules and assembled on-site. In addition, we may need to adjust the mooring system to account for the larger-sized PowerBuoy systems.

We have made substantial progress in the design, analysis and commencement of fabrication of what we believe to be the first utility-grade underwater substation, or pod, for wave power. The pod serves as the point at which energy generated by several PowerBuoys is aggregated and the voltage is increased, prior to transmission ashore and being fed into the power grid. The required switching and protection circuits for the individual PowerBuoys are also included in the pod. In addition, our 150kW PowerBuoy design effort is well underway. The power conversion and controls system is substantially complete for the 150kW PowerBuoy system, and we expect to commence ocean testing in 2009.

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

As of April 30, 2008, we owned a total of 37 issued United States patents and 12 United States patent applications. We have pending foreign counterparts to 12 of our issued patents and ten of our pending non-provisional patent applications.

Our patent portfolio includes patents and patent applications with claims directed to:

•	system design;

•	control systems;

•	power conversion;

•	anchoring and mooring; and

•	wave farm architecture.

The expiration dates for our issued United States patents range from 2015 to 2026. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with US federal government funding are subject to certain government rights as described in “Risk Factors — Risks Relating to Our Business.”

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy® and CellBuoytm marks and filed applications to register our Talk on Watertm mark for a cellular telephone service application of our autonomous PowerBuoy system and our Making Waves in Powersm service mark in the United States.

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

Although the market for equipment that generates electricity from wave energy is in its early stage of commercial development, there are a number of private companies, some with institutional funding, developing technologies to generate electricity from wave energy, and we compete or will compete with them. We believe there are 30 to 40 companies worldwide developing wave energy technologies. Most of these companies are located in the United Kingdom, continental Europe, the United States and Australia, and almost all are focused on offshore systems. Only a few of these companies have conducted ocean testing of their systems, which is the critical factor in proving the survivability and performance of any wave energy system.

Sixteen companies expressed an interest to SWRDA in participating in the development of a new Wave Hub power station project off the coast of Cornwall, England. Four companies were ultimately selected: Ocean Prospect Ltd., a subsidiary of the Wind Prospect group, Fred.Olsen Ltd., Oceanlinx and us.

Ocean Prospect Ltd. has stated that it will deploy the Pelamis device developed by Pelamis Wave Power at the Cornwall site. The Pelamis system is a semi-submerged, articulated structure composed of cylindrical sections linked by hinged joints. The wave-induced motion of these cylinders relative to each other is used to pump hydraulic power take off systems, providing the mechanical power to turn the generators to produce electricity. Fred.Olsen, a ship and offshore platform builder, intends to deploy a multiple point-absorber system comprised of a number of floating buoys attached to a stable floating platform. Oceanlinx intends to deploy a large floating system which is based on an oscillating water column and proprietary turbine. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

Sale and Transmission of Electricity

The US government regulates the electricity wholesale and transmission business through FERC. FERC regulates the rates and terms for sales of electricity at the wholesale level, and the organization, governance and financing of the companies engaged in electricity sales. As a result, FERC regulates the rates charged for sales of electric power from a wave power station into the wholesale market, although it is possible to obtain an exemption from FERC that would allow those sales to occur at market-based rates. FERC also regulates the construction, operation and maintenance of any dam, water conduit, reservoir or powerhouse along or in any of the navigable waters of the United States for the purpose of generating electric power. As a result, the construction and operation of a wave power station in the United States requires the issuance of a license by FERC. We have been granted a preliminary permit by FERC to evaluate the feasibility of a 50MW wave power station and a 100MW wave power station off the coast of Oregon. Further, we have filed with FERC the required applications for these two wave power station projects to provide our notice of intent to seek licenses for the projects and to provide required information regarding the projects. An application to FERC was not required for the current project in New Jersey because the system is not grid-connected and is for demonstration purposes.

Under Spanish law, each of the Spanish Autonomous Regions, including the Cantabria region, has the power to issue administrative authorizations for the construction and exploitation of installations for the production of renewable energy, including installations that use the energy of waves. Iberdrola Energias has applied for and received the necessary authorizations for installation of the first PowerBuoy at our Santoña, Spain wave power project.

Site Approval

Generally, we expect that we will deploy our PowerBuoy systems in the range of one to five miles from the shore, subject to water depth and overall wave heights. Although regulations regarding the use of ocean space vary around the world, we do not expect significant delay in obtaining site approvals, as governments have to date encouraged the use of renewable energy sources. Our customers for the Spain and France projects and SWRDA for the Cornwall, England project are responsible for obtaining the necessary siting permits for their projects.

In the United States, federal agencies regulate the siting of renewable energy and related-uses located on the outer continental shelf, which is generally more than three miles offshore. For projects located within three miles of the US shore, the adjacent state would be responsible for issuing a lease and other required authorizations for the location of the project. In either case, an assessment of the potential environmental impact of the project would be conducted in addition to other requirements.

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

Each of the member states of the EU has a country-specific target for the level of consumption of electricity from renewable sources that it should attain by 2010. The United Kingdom Renewables Obligation of April 2002 included a target of 10% of electricity generation to come from renewable sources by 2010 and 15% by 2016, which will continue until 2027. Electricity suppliers that are unable to otherwise meet their renewables obligation have to pay a buy-out price (currently £0.033 per kilowatt hour) or purchase Renewables Obligation Certificates from companies that generate electricity from renewable resources. The United Kingdom Department of Trade and Industry has established a £50 million Marine Renewables Deployment Fund, of which £42 million is allocated to provide a maximum seven-year benefit to any one marine power technology of £9 million, in the form of a 25% capital grant and a tariff supplement of £0.10 per kilowatt-hour generated.

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

Employees

As of April 30, 2008, we had 47 employees, including 17 employees in manufacturing, 16 in research, development and engineering functions and 14 employees in selling, general and administrative functions. Of these employees, 35 are located in Pennington, New Jersey and 12 are located in Warwick, UK. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

In order to meet our short-term goals, we plan to add approximately 16 employees, including engineers with varying levels and areas of expertise, by the end of fiscal 2009. By the end of fiscal 2011, we expect to increase our staff significantly in order to meet our current manufacturing targets. The majority of our new hires will be engineers with varying levels and areas of expertise, project managers and manufacturing personnel.

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

We have incurred net losses since we began operations in 1994, including net losses of $7.1 million in fiscal 2006, $9.6 million in fiscal 2007 and $14.7 million in fiscal 2008. As of April 30, 2008, we had an accumulated deficit of approximately $52.9 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. We expect to increase our operating expenses significantly as we continue to expand our infrastructure, research and development programs and commercialization activities. As a result, we will need to generate significant revenues to cover these costs and achieve profitability.

We have entered into an agreement for the first phase of construction of a wave power station off the coast of Santoña, Spain, as well as an operations and maintenance contract for the equipment to be installed in this first phase. Under both contracts, our potential profitability is limited. Under the construction contract, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. This contract was amended in February 2008 to provide for customer funding of $3.7 million for the current phase of the project for construction and deployment of one 40kW PowerBuoy and its mooring, plus procurement of the underwater substation (pod) and underwater power transmission cables. Funding for the deployment of the pod and cables is under discussion with the customer. We have recognized an anticipated loss under this contract of $3.7 million. This anticipated loss at completion of the contract also reflects our decision made in the fourth quarter of fiscal year 2008 to absorb $1.9 million of additional costs of the project beyond our obligation for the initial cost overruns and certain other costs as set forth in the agreement. This decision was based on the progress of the project to date, the benefits to be derived from a successful initial project and the prospect of incremental contract value to be received in connection with additional work under this contract. Our estimates of the project’s costs may increase in the future, and we may be required to incur the additional costs to complete the project, to seek other suppliers for the materials or services related to the cost increases or to terminate the agreement. Any of such outcomes may have a material adverse effect on our financial condition and results of operations. Under the operations and maintenance contract, we are paid a fixed fee for scheduled maintenance, the profits on which are required to be refunded to cover any unscheduled maintenance fees we receive during the term of the agreement.

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

Our product development costs primarily relate to our efforts to increase the maximum rated output of our current 40kW utility PowerBuoy system in successive stages to 500kW. Our product development costs were $4.2 million in fiscal 2006 as compared to $6.2 million in fiscal 2007 and $8.3 million in fiscal 2008. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years.

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

We began developing and testing wave energy technology 11 years ago. However, to date we have only manufactured 12 PowerBuoy systems for use in testing and development. The longest continuous in-ocean deployment of our PowerBuoy system has been for 12 months. As a result, our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 30-year useful life. Our technology has not been deployed commercially and we have not yet demonstrated that our engineering and test results can be duplicated in commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy system. If our PowerBuoy system ultimately proves ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoy systems perform below expectations, we could lose customers and face substantial repair and replacement expense which could in turn adversely affect our business, financial condition and results of operations.

Our future success depends on our ability to increase the maximum rated power output of our utility PowerBuoy system. If we are unable to increase the maximum rated output of our utility PowerBuoy system, the commercial prospects for our utility PowerBuoy system would be adversely affected.

One of our goals is to increase the maximum rated output of our utility PowerBuoy system, which is currently 40kW, to 150kW in 2008 and ultimately to 500kW in 2010. Our success in meeting this objective depends on our ability to significantly increase the power output of our PowerBuoy system in a cost-effective and timely manner and our ability to overcome the engineering and deployment hurdles that we face, including developing design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage, and developing adjustments to the mooring system to account for the larger-sized PowerBuoy systems. We have experienced delays in the development and deployment of our PowerBuoy system in the past, and could experience similar delays or other difficulties in the future. The present schedule for development of the 150kW PowerBuoy reflects management’s decision to enhance the system design to allow for improved survivability in 100-year storm wave conditions, and to work with a third-party engineering group to attain independent certification of the 150kW PowerBuoy design. If we cannot increase the power output of the PowerBuoy system, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations will be adversely affected.

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

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station off the coast of Santoña, Spain, with our customer, Iberdrola Cantabria. We refer to this agreement as the Spain construction agreement. Iberdrola Cantabria was formed by affiliates of Iberdrola and Total, two Spanish governmental agencies and us for the purpose of constructing and operating a wave power station off the coast of Spain. Under the Spain construction agreement, we have agreed to manufacture and deploy by no later than December 31, 2009 one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems that together are contemplated to constitute a 1.39MW wave power station. In February 2008, the Spain construction agreement was amended to provide for the current phase of the construction of the 1.39MW wave power station to include the manufacture and deployment of one 40kW PowerBuoy system plus the fabrication of the underwater power transmission cable and underwater substation for all ten PowerBuoy systems. The terms of the installation of the underwater transmission cable and underwater substation will be separately negotiated, and if so agreed, are expected to provide for additional funding for the installation work. Under the terms of the agreement, our revenues are limited to reimbursement for our construction costs without any mark-up. In addition, we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. We have recognized an anticipated loss of $3.7 million under this contract. Our estimates of the project’s costs may increase in the future, and we may elect to incur the additional costs and continue the project, to seek other suppliers for the materials or services related to the cost increases or to terminate the agreement. Any of such outcomes may have a material adverse effect on our financial condition and results of operations. The anticipated loss of $3.7 million under the Spain construction agreement includes costs incurred to date and our current estimate of other amounts we may be required to bear under the agreement.

In addition, because the amended Spain construction agreement does not cover the terms for deployment of the underwater transmission cable and substation and the manufacturing and deployment of the nine additional PowerBuoy units, we will need to enter into a subsequent contract with Iberdrola Cantabria before we complete these elements of construction of the full wave power station. If we are unable to successfully manufacture all ten PowerBuoy units or meet the terms of the Spain construction agreement, or if we are not able to successfully negotiate a subsequent contract or contracts with Iberdrola Cantabria for the manufacture and deployment of the nine additional PowerBuoy units, we may lose a material component of our current and anticipated revenue stream. Iberdrola Cantabria has the right to terminate the agreement if we interrupt our services for more than 180 days and do not resume within a 30-day period or if the first phase of construction is not completed by December 31, 2009 for reasons attributable to us, or for a serious and repeated breach of a major obligation that is not cured within a 30-day period after we receive notice of the breach. If Iberdrola Cantabria were to terminate the Spain construction agreement for any of these reasons, we may not be able to find another company to fund development of the wave power station. In addition, we have made guarantees to Iberdrola Cantabria associated with the current phase of construction in respect of the quality, repair and replacement of the 40kW PowerBuoy system and ocean-based substation and the level of power output of the 40kW PowerBuoy system.

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

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls are not adequate to support our future growth. We plan to add sales, marketing and engineering offices in additional locations, including Australia, Japan, continental Europe and the west coast of the United States. We currently estimate that we will need to add approximately 90,000 square feet of leased space by the end of fiscal 2011 for sales, marketing, engineering, assembly and testing in order to meet our current manufacturing targets.

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

Our agreements with customers will generally include guarantees with respect to the quality and performance of our PowerBuoy systems. For example, our agreement to complete the current phase of the construction of a 1.39MW wave power station off the coast of Santoña, Spain contains guarantees associated with this phase regarding the quality, replacement and repair of the 40kW PowerBuoy system and ocean-based substation and the level of power output of the 40kW PowerBuoy system.

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

In fiscal 2008, we generated substantially all of our revenues from three entities. The US Navy, our largest customer, accounted for approximately 58% of our revenues during fiscal 2008, while Iberdrola and Total accounted for 31% of our revenues. In fiscal 2007, revenues from the US Navy accounted for approximately 54% of our total revenues. Our current contract for our project in Hawaii with the US Navy expires in December 2008. We will be required to enter into additional contracts with the US Navy for this project, which will require appropriation by the US Congress and the US Navy in order to receive additional funding. Additional funding for our project with the US Navy may not be approved or we may not be able to negotiate future agreements with the US Navy on acceptable terms, if at all.

Generally, we recognize revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we currently have a small number of customers and contracts, problems with a single contract can adversely affect our business, financial condition and results of operations.

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

We plan to manufacture key components of our PowerBuoy systems, including the advanced control and generation systems. However, we have only manufactured our PowerBuoy systems in limited quantities for use in development and testing and have little commercial manufacturing experience. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. In order to meet our growth objectives, we will need to increase our engineering and manufacturing staff by over 160 people by the end of fiscal 2011. There is intense competition for hiring qualified technical and engineering personnel, and we may not be able to hire a sufficient number of qualified engineers to allow us to meet our growth objectives.

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

We derive a significant portion of our revenue from US federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2007 and fiscal 2008, we derived approximately 54% and 58%, respectively, of our total revenue from contracts with the US Navy.

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

Most of our federal contracts were awarded through a special US government program called Small Business Innovation Research, or SBIR, that is designed to promote innovative research by small businesses. The SBIR program provides funds to qualified small businesses to further their technological research and development activities and provides incentives to these companies to profit from commercialization of their technology. SBIR funding represents both revenues and outside research and development investment dollars for companies that receive it. The program is open to companies that are majority owned and controlled by individual US citizens or permanent resident aliens, or by a parent entity that meets this standard. Our revenues from the SBIR program were approximately $1.5 million for fiscal 2007 and $1.7 million for fiscal 2008.

As a result of the increased institutional, corporate and foreign ownership following our recent initial public offering in the US, we are no longer eligible for the SBIR program, which may adversely affect our ability to win future government contracts. We intend to continue to seek research and development funding from other sources, including funding from existing government customers under non-SBIR programs. Our inability to replace SBIR contracts with funds from other sources could result in reduced revenues and higher internal research and development costs, which would adversely affect our operating results.

We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and sell, and plan to market and sell, our products in a number of foreign countries, including France, Spain, the United Kingdom, Australia and Japan, and we are therefore subject to risks associated with having international operations. International customers accounted for 9% of our revenues in fiscal 2006, 41% of our revenues in fiscal 2007 and 41% of our revenues in fiscal 2008. Risks inherent in international operations include, but are not limited to, the following:

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

We have in the past needed to raise funds to operate our business, and we may need to raise additional funds to manufacture our PowerBuoy systems in commercial quantities. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impaired. We do not know whether we will be able to secure additional funding or funding on terms favorable to us. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, our existing stockholders would experience dilution or may be subordinated to any rights, preferences or privileges granted to the new equity holders.

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

•	delays in permitting or acquiring necessary regulatory consents;

•	delays in the timing of contract awards and determinations of work scope;

•	delays in funding for or deployment of wave energy projects;

•	changes in cost estimates relating to wave energy project completion, which under percentage of completion accounting principles could lead to significant fluctuations in revenue or to changes in the timing of our recognition of revenue from those projects;

•	delays in meeting specified contractual milestones or other performance criteria under project contracts or in completing project contracts that could delay the recognition of revenue that would otherwise be earned;

•	reductions in the availability or level of subsidies and incentives for renewable energy sources;

•	decisions made by parties with whom we have commercial relationships not to proceed with anticipated projects;

•	increases in the length of our sales cycle; and

•	reductions in the efficiency of our manufacturing processes.

Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.

Our reporting currency is the US dollar, and we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. In fiscal 2007, 35% of our revenues were generated from customers outside the United States and denominated in Euros, 4% of our revenues were generated from outside the United States and denominated in British pound sterling and 2% of our revenues were generated from customers outside the United States and denominated in Australian dollars and in fiscal 2008, 31% of our revenues were generated from customers outside the United States and denominated in Euros, and 10% of our revenues were generated from customers outside the United States and denominated in British pound sterling. We expect a large percentage of our revenues to be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the US dollar could affect our revenues and cost of revenues, and could result in exchange losses. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. For example, our agreement with Iberdrola Cantabria for the current phase of the construction of a wave power station off the coast of Santoña, Spain is denominated in Euros, and we expect that we will enter into a number of purchase and supply contracts with local Spanish companies, also denominated in Euros, in connection with the project. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

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

Offshore development of electric power generating facilities is heavily regulated. Each of our planned projects is subject to multiple permitting and approval requirements. With respect to our projects in Spain and France, we are dependent upon our customers to obtain any necessary permits and approvals, and with respect to our projects in Oregon and Cornwall, England, we are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of large scale commercial wave power stations, we would expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our planned projects could result in conditions limiting the project size or in the denial of necessary permits and approvals.

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

Our success depends on the skills, experience and efforts of our senior management and other key development, manufacturing, and sales and marketing employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees. We have entered into employment agreements with Dr. George Taylor, our chief executive officer, Charles Dunleavy, our senior vice president and chief financial officer, Mark Draper, our chief operating officer and the chief executive officer of our UK subsidiary, and Herbert Nock, our vice president of business development and marketing; however, the agreements permit the employees to terminate their employment with little notice. Implementation of our expansion plans will be highly dependent upon our ability to hire and retain additional senior executives.

In addition, our anticipated growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. In order to meet our short-term goals, we plan to add approximately 16 employees by the end of fiscal 2009, including engineers with varying areas of expertise. By the end of fiscal 2011, we expect to increase our staff significantly in order to meet our current manufacturing targets. The majority of our new hires will be engineers with varying levels and areas of expertise, project managers and manufacturing personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow at a competitive pace.

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

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if our internal controls are not effective, our business and financial results may suffer.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our business and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could also be a material adverse effect on our stock price.

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

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees, royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition and results of operations.

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

Our stock price is likely to be volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the conventional and renewable energy industries and issuance of new or changed securities analysts’ reports or recommendations;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	investor perception of our company and of the renewable energy industry; and

•	general economic, political and market conditions.

Provisions in our bylaws will require disclosure of information by shareholders that would not otherwise be required to be disclosed under applicable US state or US federal laws.

In accordance with the rules of the AIM market of the London Stock Exchange, we are required to disclose information regarding beneficial owners of three percent or more of our outstanding common stock to the AIM market. In order to allow us to comply with the AIM rules, our bylaws contain a provision requiring any beneficial owner of three percent or more of our outstanding common stock to notify us of his or her shareholdings, as well as of any change in his or her beneficial ownership of one percent or more of our outstanding common stock. Comparatively, none of the US state or US federal laws that are applicable to us or the rules of the SEC or the Nasdaq Global Market require stockholders to report this beneficial ownership information to us or us to disclose this information to the public or a regulatory body. We do not intend to make any such information public, unless required by law or the rules of the AIM market, the SEC or the Nasdaq Global Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Pennington, New Jersey, where we occupy approximately 22,000 square feet under a lease expiring on April 30, 2013. We use these facilities for administration, research and development, as well as assembly and testing of the generators and control models.

We also have an office and warehouse facilities in Warwick, United Kingdom, where we occupy 3,840 square feet under a lease expiring on January 1, 2009. Twelve employees, all members of the executive, engineering, administration and business development teams, operate out of this office, which serves as a hub for our European presence.

We plan to add sales, marketing and engineering offices in additional locations, including Australia, Japan, continental Europe and the west coast of the United States. We currently estimate that we will need to add approximately 90,000 square feet of leased space by the end of fiscal 2011 for sales, marketing, engineering, assembly and testing in order to meet our current manufacturing targets.

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

Stock Price Information and Stockholders

Our common stock has been listed on the Nasdaq Global Market since April 24, 2007 under the symbol “OPTT” and on the AIM market of the London Stock Exchange since October 2003 under the symbol “OPT.” As of June 30, 2008, there were 550 registered holders of our common stock.

The following table sets forth the high and the low sale prices of our common stock as quoted by the Nasdaq Global Market for the period indicated.

	Nasdaq Global Market
	High	Low

Year Ended April 30, 2008
First quarter	$17.85	$13.87
Second quarter	$15.82	$11.74
Third quarter	$18.26	$11.50
Fourth quarter	$14.14	$9.73
Year Ended April 30, 2007
Fourth quarter	$20.00	$14.25

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

	AIM Market
	High	Low

Year Ended April 30, 2008
First quarter	£8.85	£7.00
Second quarter	£8.15	£5.80
Third quarter	£8.45	£5.83
Fourth quarter	£6.95	£4.90
Year Ended April 30, 2007
First quarter	£10.00	£6.60
Second quarter	£8.90	£6.15
Third quarter	£9.05	£5.35
Fourth quarter	£12.35	£8.05

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

From the effective date of the registration statement through April 30, 2008, we used $0.6 million to construct demonstration wave power stations, $3.7 million to fund the continued development and commercialization of our PowerBuoy system, $1.7 million to expand our sales and marketing capabilities and $0.2 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in short- and long-term, investment grade, interest-bearing instruments, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.

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

	Fiscal Years Ended April 30,
	2004		2005	2006	2007	2008

Consolidated Statement of Operations Data:
Revenues	$4,713,202		$5,365,235	$1,747,715	$2,531,315	$4,772,017
Cost of revenues	4,319,850		5,170,521	2,059,318	3,983,742	7,960,042

Gross profit (loss)	393,352		194,714	(311,603)	(1,452,427)	(3,188,025)

Operating expenses:
Product development costs	255,958		904,618	4,224,997	6,219,893	8,255,123
Selling, general and administrative costs	1,745,955		2,553,911	3,190,687	4,893,580	7,732,577

Total operating expenses	2,001,913		3,458,529	7,415,684	11,113,473	15,987,700

Operating loss	(1,608,561)		(3,263,815)	(7,727,287)	(12,565,900)	(19,175,725)
Other income (expense):
Interest income, net	555,717		1,297,156	1,408,361	1,389,702	4,434,844
Other income (expense)	(3,500,096	)(1)	1,545	74,294	13,906	—
Foreign exchange gain (loss)	1,585,345		1,507,145	(978,242)	1,523,527	84,158

Loss before incomes taxes	(2,967,595)		(457,969)	(7,222,874)	(9,638,765)	(14,656,723)
Income tax benefit	118,119		29,335	143,963	—	—

Net loss	$(2,849,476)		$(428,634)	$(7,078,911)	$(9,638,765)	$(14,656,723)

Basic and diluted net loss per share	$(0.71)		$(0.08)	$(1.37)	$(1.83)	$(1.44)

Basic and diluted weighted average shares outstanding	4,037,501		5,135,550	5,162,340	5,260,794	10,200,729

	As of April 30,
	2004		2005	2006	2007		2008

Consolidated Balance Sheet Data:
Cash, cash equivalents and certificates of deposit	$39,565,574	(2)	$38,787,176	$32,439,365	$115,895,619	(3)	$88,836,304
Working capital	38,422,395		37,903,207	30,886,029	111,187,195		85,870,307
Long-term investments	—		—	—	—		12,233,437
Total assets	40,747,479		41,596,387	33,996,138	119,711,546		107,550,965
Long-term debt, net of current portion	250,000		245,844	233,959	231,585		188,784
Accumulated deficit	(21,124,608)		(21,553,242)	(28,632,153)	(38,270,918)		(52,927,641)
Total stockholders’ equity	37,853,246		37,836,531	31,066,704	112,541,209		100,098,609

(1)	Other expense in fiscal 2004 resulted from a one time charge incurred at the time of our stock offering on the AIM market in October 2003 relating to a 1999 agreement between us and Tyco Electronics Corp.

(2)	On October 31, 2003, we completed our offering on the AIM market resulting in net proceeds to us of $38.3 million.

(3)	On April 30, 2007, we completed our initial public offering in the United States resulting in net proceeds to us of $89.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We were incorporated in New Jersey in April 1984, began commercial operations in 1994, and were re-incorporated in Delaware in 2007. We currently have six wholly-owned subsidiaries, which include Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, Oregon Wave Energy Partners I, LLC, Oregon Wave Energy Partners II, LLC, California Wave Energy Partners I, and Fairhaven OPT Ocean Power LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd. Our revenues have been generated from research contracts and development and construction contracts relating to our wave energy technology. The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a still on-going project for the development and construction of a grid-connected wave power station at the US Marine Corps Base in Oahu, Hawaii. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, joined the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39MW wave power station. In addition, we have entered into a contract with affiliates of Iberdrola and Total to assess the viability of a 2 to 5MW power station off the coast of France.

In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150kW PowerBuoy demonstration system at Orkney, Scotland. This project is in progress, and the PowerBuoy is expected to be ready for deployment in 2009. In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System. In August 2007, we announced the award of a $0.5 million contract from PNGC Power, an Oregon-based electric power cooperative, providing funding toward the fabrication and installation of a 150kW PowerBuoy system off the coast of Oregon. As of April 30, 2008, our backlog was $5.5 million, an increase of $0.3 million from the year ended April 30, 2007.

Our fiscal year ends on April 30. For fiscal 2008, we generated revenues of $4.8 million and incurred a net loss of $14.7 million, and for fiscal 2007 we generated revenues of $2.5 million and incurred a net loss of $9.6 million. As of April 30, 2008, our accumulated deficit was $52.9 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and will, within a few years, represent the majority of our revenues.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Revenues

We have historically generated revenues primarily from the development and construction of our PowerBuoy systems for demonstration purposes and, to a lesser extent, from customer-sponsored research and development. For fiscal 2007 and 2008, we derived approximately 91% and 89%, respectively, of our revenues from government and commercial development and construction contracts and 9% and 11%, respectively, of our revenues from customer-sponsored research and development. Generally, we recognize revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage of completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved.

Under our agreement for the current phase of construction of a wave power station off the coast of Santoña, Spain, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear a portion of any cost overruns and to absorb certain other costs as set forth in the agreement. During the fourth quarter of fiscal 2008, we made the decision to absorb additional costs related to the current phase of the project beyond our obligation for the initial cost overruns and certain other costs as set forth in the agreement. This decision was based primarily on the progress of the project to date, the benefits to be derived from a successful initial project and the prospect of incremental contract value to be received in connection with additional work under this contract.

Our revenues increased in each of fiscal 2007 and 2008. The revenue increase reflected a higher level of activity in connection with our Spain construction contract, our contracts with the US Navy, and our contract for the construction, installation and in-ocean demonstration of our latest 150kW PowerBuoy that will be installed at the European Marine Energy Centre (EMEC) at Orkney, Scotland.

The US Navy has been our largest customer since fiscal 2002. The US Navy accounted for approximately 58% of our revenues in fiscal 2008, approximately 54% of our revenues in fiscal 2007 and approximately 61% of our revenues in fiscal 2006. We anticipate that, if our commercialization efforts are successful, the relative contribution of the US Navy to our revenue will decline in the future.

We currently focus our sales and marketing efforts on coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. For both fiscal 2007 and 2008, we derived 41%, of our revenues from outside the United States. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for fiscal years 2006, 2007 and 2008:

	Percentage of Revenues
	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
Customer Location	2006	2007	2008

United States	91%	59%	59%
Europe	9	39	41
Australia	—	2	—

Total	100%	100%	100%

Cost of revenues

Our cost of revenues consists primarily of incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy system delivery and deployment expenses and an anticipated loss at completion on our contract for a wave power station off the coast of Spain.

We operated at a gross loss of $3.2 million in 2008, $1.5 million in fiscal 2007, and $0.3 million in fiscal 2006. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.

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

Our product development costs increased significantly in each of fiscal 2006, 2007 and 2008 as a result of the development of our current 40kW utility PowerBuoy system, which was introduced in fiscal 2006, and also development of our 150kW PowerBuoy. We expect our product development costs to increase in absolute dollars as we continue to increase the output and efficiency of our PowerBuoy systems.

We introduced our current 40kW PowerBuoy system in fiscal 2006. One system was deployed off the coast of New Jersey from October 2005 to October 2006, when it was removed from the ocean for routine maintenance and diagnostic testing. This system was redeployed off the coast of New Jersey in September 2007. Another 40kW system was deployed and tested in Hawaii for the US Navy project during the month of June 2007. Work is currently in progress on the design, construction and installation of two 150kW PowerBuoy systems in connection with projects in the Orkney Islands, Scotland and Oregon.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our

PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Our selling, general and administrative costs increased in fiscal 2006, 2007 and 2008. This increase is due to the expansion of our sales and marketing capabilities, including increased headcount, and as a result of our becoming a public company in the United States in April 2007. We expect our selling, general and administrative costs will continue to increase as we further expand our sales and marketing capabilities.

Interest income, net

Interest income, net consists primarily of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills. Prior to April 30, 2007, most of our cash, cash equivalents and bank-issued certificates of deposit resulted from the remaining proceeds of our October 2003 offering on the AIM market. On April 30, 2007, we completed our initial public offering in the United States, which produced net proceeds of $89.9 million. Total cash, cash equivalents, certificates of deposit and long-term investments were $101.1 million as of April 30, 2008, $115.9 million as of April 30, 2007 and $32.4 million as of April 30, 2006. Interest income in fiscal 2008 increased significantly over prior years due to the increase in invested cash.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $9.6 million as of April 30, 2008 and $15.6 million as of April 30, 2007, compared to our total certificates of deposits, long-term investments and cash account balances of $101.1 million as of April 30, 2008 and $115.9 million as of April 30, 2007. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the years ended April 30, 2007 and 2008 were recorded in Euros, British pounds or Australian dollars.

We currently do not hedge our exchange rate exposure. However, we assess the anticipated foreign currency working capital requirements and capital asset acquisitions of our foreign operations and attempt to maintain a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these anticipated requirements. We also assess the need and cost to utilize financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.

Income tax benefit

As of April 30, 2008, we had federal and foreign research and development tax credits of $1.8 million and federal and foreign net operating loss carryforwards of $47.5 million to offset future taxable income. If not utilized, the credit carryforwards and net operating loss carryforwards will expire at various dates through 2028. We may not achieve profitability in time to utilize the tax credit and net operating loss carryforwards in full or at all. In addition, the future utilization of our net operating loss carryforwards may be limited based upon changes in ownership, including changes resulting from our United States offering in April 2007 and the AIM offering in 2003, pursuant to regulations promulgated under the Internal Revenue Code. These limitations may result in the expiration of net operating loss and credit carryforwards prior to utilization. As discussed in Note 13 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $13.2 million as of April 30, 2007 and $19.5 million as of April 30, 2008.

In 2006, we sold a portion of our New Jersey state net operating losses and our New Jersey research and development credits under a program offered by the State of New Jersey, and recognized an income tax benefit of $0.1 million in fiscal 2006. Because we believe we are no longer eligible to participate in this program, we did not sell in fiscal 2007 or 2008 and do not in the future expect to sell any additional New Jersey state net operating loss carryforward or research and development credits.

Results of Operations

Fiscal Years Ended April 30, 2007 and 2008

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2007 and 2008:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2007		April 30, 2008		Change 2008 Period
		As a % of		As a % of	to 2007 Period
	Amount	Revenues	Amount	Revenues	$ Change	% Change

Revenues	$2,531,315	100%	$4,772,017	100%	$2,240,702	89%
Cost of revenues	3,983,742	157	7,960,042	167	3,976,300	100

Gross loss	(1,452,427)	(57)	(3,188,025)	(67)	(1,735,598)	119

Operating expenses:
Product development costs	6,219,893	246	8,255,123	173	2,035,230	33
Selling, general and administrative costs	4,893,580	193	7,732,577	162	2,838,997	58

Total operating expenses	11,113,473	439	15,987,700	335	4,874,227	44

Operating loss	(12,565,900)	(496)	(19,175,725)	(402)	(6,609,825)	53
Interest income	1,389,702	55	4,434,844	93	3,045,142	219
Other income	13,906	1	—	—	(13,906)	(100)
Foreign exchange gain	1,523,527	60	84,158	2	(1,439,369)	(94)

Loss before income taxes	(9,638,765)	(380)	(14,656,723)	(307)	(5,017,958)	52
Income tax benefit	—	—	—	—	—	—

Net loss	$(9,638,765)	(380)%	$(14,656,723)	(307)%	$(5,017,958)	52%

Revenues

Revenues increased by $2.2 million in fiscal 2008, or 89%, to $4.8 million as compared to $2.5 million in fiscal 2007. The increase in revenues was primarily attributable to the following factors:

•	Revenues relating to our utility PowerBuoy system increased by $1.3 million due to an increase in on-going work on our Hawaii project for the US Navy, work on the first phase of construction of a 1.39MW wave power station off the coast of Spain and work on the design, manufacture and installation of an OPT wave power station consisting of a single 150kW PowerBuoy device in Orkney, Scotland.

•	Revenues relating to our autonomous PowerBuoy system increased by $0.9 million as a result of work on our $1.7 million contract with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.

Cost of revenues

Cost of revenues increased by $4.0 million, or 100%, to $8.0 million in fiscal 2008, as compared to $4.0 million in fiscal 2007. This increase in cost of revenues reflected the higher level of activity on revenue-bearing contracts of approximately $1.6 million, and the recognition of an additional $2.4 million of anticipated loss at completion on our contract for a wave power station off the coast of Spain. The additional anticipated loss was recognized based on a change in estimated costs associated with this contract and our decision in the fourth quarter of fiscal 2008 to absorb an additional $1.9 million in costs beyond our contractual obligation for initial cost overruns and certain other costs as set forth in the agreement.

Product development costs

Product development costs increased $2.0 million, or 33%, to $8.3 million in fiscal 2008, as compared to $6.2 million in fiscal 2007. The substantial increase in product development costs was primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.

Selling, general and administrative costs

Selling, general and administrative costs increased $2.8 million, or 58%, to $7.7 million in fiscal 2008, as compared to $4.9 million in fiscal 2007. The increase was primarily attributable to an increase of $0.5 million related to additional marketing expenses and consulting costs, $1.8 million in professional fees, franchise taxes and costs incurred as a result of our becoming a public company in the United States, and $0.5 million in additional payroll and incentive-based costs relating to company growth.

Interest income

Interest income increased by $3.0 million to $4.4 million in fiscal 2008, compared to $1.4 million in fiscal 2007, due to the investment of the net proceeds of $89.9 million from our United States initial public offering on April 30, 2007.

Foreign exchange gain

Foreign exchange gain was $0.1 million in fiscal 2008, compared to a foreign exchange gain of $1.5 million in fiscal 2007. The difference was primarily attributable to the relative change in value of the British pound compared to the US dollar during the two periods.

Fiscal Years Ended April 30, 2006 and 2007

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2006 and 2007:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2006		April 30, 2007		Change 2007 Period
		As a % of		As a % of	to 2006 Period
	Amount	Revenues	Amount	Revenues	$ Change	% Change

Revenues	$1,747,715	100%	$2,531,315	100%	$783,600	45%
Cost of revenues	2,059,318	117	3,983,742	157	1,924,424	93

Gross loss	(311,603)	(18)	(1,452,427)	(57)	(1,140,824)	366

Operating expenses:
Product development costs	4,224,997	242	6,219,893	246	1,994,896	47
Selling, general and administrative costs	3,190,687	183	4,893,580	193	1,702,893	53

Total operating expenses	7,415,684	425	11,113,473	439	3,697,789	50

Operating loss	(7,727,287)	(442)	(12,565,900)	(496)	(4,838,613)	63
Interest income, net	1,408,361	81	1,389,702	55	(18,659)	(1)
Other income	74,294	4	13,906	1	(60,388)	(81)
Foreign exchange (loss) gain	(978,242)	(56)	1,523,527	60	2,501,769	256

Loss before income taxes	(7,222,874)	(413)	(9,638,765)	(380)	(2,415,891)	33
Income tax benefit	143,963	8	—	—	(143,963)	(100)

Net loss	$(7,078,911)	(405)%	$(9,638,765)	(380)%	$(2,559,854)	36%

Revenues

Revenues increased by $0.8 million in fiscal 2007, or 45%, to $2.5 million as compared to $1.7 million in fiscal 2006. The increase in revenues was primarily attributable to the following factors:

•	Revenues relating to our utility PowerBuoy system increased by $1.1 million due to work that commenced on the first phase of construction of a 1.39MW wave power station off the coast of Spain, increased revenues relating to our US Navy project in Hawaii from a higher activity level, and work that commenced on the design, manufacture and installation of an OPT wave power station consisting of a single 150kW PowerBuoy device in Orkney, Scotland.

•	Revenues relating to our autonomous PowerBuoy system decreased by $0.3 million primarily as a result of the completion of a development and construction contract with Lockheed Martin in the fiscal year ended April 30, 2006.

Cost of revenues

Cost of revenues increased by $1.9 million, or 93%, to $4.0 million in fiscal 2007, as compared to $2.1 million in fiscal 2006. The decrease in gross profit in fiscal 2007 was primarily due to an anticipated loss of $1.3 million that was recognized in fiscal 2007 on our contract for a wave power station off the coast of Spain, partially offset by an increase in gross profit recognized in connection with our US Navy project in Hawaii. The anticipated loss of $1.3 million was recognized based on a change in estimated costs associated with this contract. In addition, $0.3 million of compensation expense was recorded as cost of revenues under Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which requires companies to recognize compensation expense for all stock-based payments to employees. Because we adopted SFAS No. 123R effective May 1, 2006, we did not record similar compensation expense in fiscal 2007.

Product development costs

Product development costs increased $2.0 million, or 47%, to $6.2 million in fiscal 2007, as compared to $4.2 million in fiscal 2006. The substantial increase in product development costs was primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. In addition, we recorded $0.3 million of compensation expense as product development costs under SFAS No. 123R. Because we adopted SFAS No. 123R effective May 1, 2006, we did not record similar compensation expense in fiscal 2007. As a percentage of revenues, product development costs increased slightly to 246% in fiscal 2007 from 242% in fiscal 2006.

Selling, general and administrative costs

Selling, general and administrative costs increased $1.7 million, or 53%, to $4.9 million in fiscal 2007, as compared to $3.2 million in fiscal 2006. The increase was primarily attributable to an increase of $0.4 million related to additional marketing expenses and consulting costs, $0.3 million in professional fees, $0.5 million in employee incentive-based compensation and $0.5 million of compensation expense recorded under SFAS No. 123R. Because we adopted SFAS No. 123R effective May 1, 2006, we did not record similar compensation expense in fiscal 2007.

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

Foreign exchange (loss) gain

Foreign exchange gain was $1.5 million in fiscal 2007, compared to a foreign exchange loss of $1.0 million in fiscal 2006. The difference was primarily attributable to the relative change in value of the British pound compared to the US dollar during the two periods.

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

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2008, our revenues were $9.1 million, our net losses were $31.4 million and our net cash used in operating activities was $26.1 million. Over that same period, we raised $90.4 million in financing activities, including $89.9 million from the closing of our United States initial public offering on April 30, 2007.

At April 30, 2008, our total cash, cash equivalents, certificates of deposit, and long-term investments were $101.1 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of time deposits with large commercial banks, Treasury bills and an investment in a money market fund. Long-term investments consists of a US Treasury bill having a maturity in excess of one year.

The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.

Net cash used in operating activities was $13.7 million for fiscal 2008 and $7.5 million for fiscal 2007. The change was the result of an increase in net loss of $5.0 million, an increase in non-cash charges of $2.2 million, and a decrease in cash provided by operating assets and liabilities of $3.3 million. The change in non-cash charges was primarily due to a reduction in foreign exchange gains of $1.4 million due to a smaller increase in the value of the British pound against the US dollar, and an increase in stock option expense of $0.8 million. The decrease in cash provided by operating assets and liabilities was primarily the result of increases in accounts payable and accrued expenses in fiscal 2007 of $3.4 million, an increase in other current assets during fiscal 2008 of $0.9 million, and an increase in unearned revenue during fiscal 2008 of $0.7 million. The increase in accounts payable and accrued expenses during fiscal 2007 was primarily related to increases in employee incentive payments and an accrual for an anticipated loss at completion on our contract for a wave power station off the coast of Spain. The increase in other current assets during fiscal 2008 was primarily due to prepayments of certain insurance premiums, increased interest receivable on invested cash, and deposits related to our operations. The increase in unearned revenues in fiscal 2008 resulted from billings in excess of revenues earned on two contracts.

Net cash used in investing activities was $4.4 million for fiscal 2008 and $9.3 million for fiscal 2007. The change was primarily the result of a net decrease in purchases of securities with maturities longer than 90 days during fiscal 2008. Also, there was an addition to restricted cash, related to a bank credit facility, of $1.0 million during fiscal 2007.

Net cash used in financing activities was $0.6 million in fiscal 2008. In fiscal 2007, financing activities provided $90.8 million in cash, primarily as a result of the net proceeds from our initial public offering in the United States.

We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the commercialization of the PowerBuoy system. Our future capital requirements will depend on a number of factors, including:

•	the cost of development efforts for our PowerBuoy systems;

•	the success of our commercial relationships with Iberdrola, Total and the US Navy;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional commercial relationships;

•	the implementation of our expansion plans, including the hiring of new employees;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our facilities leases. We have summarized in the table below our fixed contractual cash obligations as of April 30, 2008.

	Payments Due by Period
		Less than	One to	Four to	More than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$232,000	$43,000	(1)	(1)	$—
Operating leases	1,182,000	271,000	$477,000	$227,000	207,000

Total	$1,414,000	$314,000	$477,000	$227,000	$207,000

(1)	Our long-term debt consists of an interest-free loan from the New Jersey Economic Development Authority. The amounts to be repaid each year are determined as a percentage of revenues we receive in that year from our customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012.

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

Revenue recognition and unearned revenues

Generally, we recognize revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage of completion estimate or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved.

Upon anticipating a loss on a contract, we recognize the full amount of the anticipated loss in the current period. We had loss reserves of $2.1 million as of April 30, 2008 and $1.8 million as of April 30, 2007 related to two contracts. In fiscal 2008, we recognized a loss of $2.4 million on our contract for a wave power station off the coast of Spain. The additional anticipated loss was recognized based on a change in estimated costs associated with this contract and our decision in the fourth quarter to absorb an additional $1.9 million in costs beyond our obligation for initial cost overruns and certain other costs as set forth in the agreement.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction in unbilled receivables, and to the extent that those billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, which requires companies to recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, in their statement of operations based on the fair value of the awards. We adopted SFAS No. 123R effective May 1, 2006 using the modified prospective method. Under this method, compensation cost is recognized for all share-based payments granted subsequent to April 30, 2006, awards modified after April 30, 2006, and the remaining portion of the fair value of unvested awards at April 30, 2006. Prior to May 1, 2006, we used the intrinsic value method to determine values used in our pro forma stock-based compensation disclosures.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, which provides guidance regarding the implementation of SFAS No. 123R. In particular, SAB 107 provides guidance regarding assumptions used in stock-based compensation valuation models, the classification of stock-based compensation expense, the capitalization of stock-based compensation costs and disclosures in filings with the SEC.

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options, as permitted by the provisions of SFAS No. 123R. Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Because our stock has been publicly traded in the United States only since April 2007, we do not have a significant observable share-price volatility for the United States capital markets; therefore, we estimate our expected volatility based on that of what we consider to be similar publicly-traded companies and expect to continue to do so until such time as we have adequate historical data from our traded share price in the United States. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange on which our shares have traded since October 2003, because we do not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market is an appropriate indicator of the expected volatility of our common stock. Prior to fiscal 2007, we estimated the expected term of our options using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. Beginning in fiscal 2007, we estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by SAB 107. If we determine another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Higher volatility and longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not as significant to the calculation of fair value of our stock-based awards.

In addition, SFAS No. 123R requires us to develop an estimate of the number of stock-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the consolidated financial statements during the quarter of the change. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements. These adjustments affect our cost of revenues, product development costs and selling, general and administrative costs. Through the year ended April 30, 2008, the effect of forfeiture adjustments on our consolidated financial statements has been insignificant. The expense we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

As a result of the adoption of SFAS No. 123R, we recorded stock compensation expense related to employees of $1.1 million and $1.8 million in fiscal 2007 and 2008, respectively.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as credit and net operating loss carryforwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 13 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $13.2 million as of April 30, 2007 and $19.5 million as of April 30, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. We are currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have any impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. We will adopt SFAS No. 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. This standard is not expected to have any impact on our financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We generally place our investments in money market funds, Treasury bills and certificates of deposit with maturities of less than one year. We actively manage our portfolio of cash equivalents, short-term investments and long-term investments, but in order to ensure liquidity, we will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a change in interest rates would not have a material effect on the value of the portfolio. We do not have market risk exposure on our long-term debt because it consists of an interest-free loan from the New Jersey Board of Public Utilities.

Management estimates that had the average yield on our cash, cash equivalents, certificates of deposit and long- term investments decreased by 100 basis points, our interest income for the year ended April 30, 2008 would have decreased by $1.1 million. This estimate assumes that the decrease occurred on the first day of fiscal 2008 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, and investments.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $9.6 million as of April 30, 2008 and $15.6 million as of April 30, 2007, compared to our total certificates of deposits, long-term investments and cash account balances of $101.1 million as of April 30, 2008 and $115.9 million as of April 30, 2007. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the year ended April 30, 2008 were recorded in Euros, British pounds or Australian dollars. If the foreign currency exchange rates had fluctuated by 10% as of April 30, 2008, the impact on our foreign exchange gains and losses would have been $1.0 million.

We currently do not hedge exchange rate exposure. However, we assess the anticipated foreign currency working capital requirements and capital asset acquisitions of our foreign operations and attempt to maintain a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these anticipated requirements. We also assess the need and cost to utilize financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are listed in Item 15 — “Exhibits and Financial Statement Schedules” of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2008 (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective, and are reasonably designed to ensure that all material information relating to the company required to be included in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

The annual report of management on the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page F-2.

The attestation report of KPMG LLP, the company’s independent registered public accounting firm, regarding the company’s internal control over financial reporting is provided under “Financial Statements and Supplementary Data” on page F-4.

During the quarter ended April 30, 2008, there were no changes in the company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” and “Corporate Governance and Board Matters,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is set forth in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is set forth in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is set forth in the Proxy Statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibits Index on pages 60 to 61.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 14, 2008

By:	/s/ George W. Taylor
George W. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ George W. Taylor George W. Taylor	Director, Chief Executive Officer (Principal Executive Officer)	July 14, 2008

/s/ Seymour S. Preston III Seymour S. Preston III	Chairman of the Board of Directors	July 14, 2008

/s/ Charles F. Dunleavy Charles F. Dunleavy	Director, Chief Financial Officer, Senior Vice President, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 14, 2008

/s/ Eric A. Ash Eric A. Ash	Director	July 14, 2008

/s/ Thomas J. Meaney Thomas J. Meaney	Director	July 14, 2008

/s/ Paul F. Lozier Paul F. Lozier	Director	July 14, 2008

Exhibits Index

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to Form 10-Q filed September 14, 2007)
3.2		Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.1 to Form 10-Q filed September 14, 2007)
4.1		Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
10	.1+	Engineering, Procurement and Construction of a Wave Energy Power Plant at “Punta del Pescador” (Santoña, Spain), dated July 27, 2006, between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited (incorporated by reference from Exhibit 10.1 to Form S-1 filed November 13, 2006)
10	.2+	Contract Number N00014-05-C-0384, dated September 20, 2005, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as amended by the Amendment of Solicitation/ Modification of Contract dated March 22, 2007 (incorporated by reference from Exhibit 10.2 to Form S-1 filed November 13, 2006)
10	.3+	Contract Number N00014-02-C-0053, dated February 8, 2002, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies Inc., as modified (incorporated by reference from Exhibit 10.3 to Form S-1 filed November 13, 2006)
10.4		Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006)
10.5		1994 Stock Option Plan (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006)*
10.6		Incentive Stock Option Plan (incorporated by reference from Exhibit 10.6 to Form S-1 filed November 13, 2006)*
10.7		2001 Stock Plan (incorporated by reference from Exhibit 10.7 to Form S-1 filed November 13, 2006)*
10.8		2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.8 to Form S-1/A filed March 19, 2007)*
10.9		Amended and Restated Voting and Right of First Refusal Agreement, dated April 18, 2005, between Ocean Power Technologies, Inc., George W. Taylor and JoAnne E. Burns (incorporated by reference from Exhibit 10.9 to Form S-1 filed November 13, 2006)
10.10		Agreement to Refinance, dated November 14, 1993 between Joseph R. Burns, Michael Y. Epstein, George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.10 to Form S-1 filed November 13, 2006)
10.11		Employment Agreement, dated October 23, 2003, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.11 to Form S-1 filed November 13, 2006)*
10.12		Employment Agreement, dated October 23, 2003, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.12 to Form S-1 filed November 13, 2006)*
10.13		Consultant Agreement, dated August 1, 1999, between Thomas J. Meaney and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.13 to Form S-1 filed November 13, 2006)
10.14		Employment Agreement, dated September 9, 2004, between Mark R. Draper and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.14 to Form S-1 filed November 13, 2006)*
10.15		Employment Agreement, dated September 30, 2005, between John A. Baylouny and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.15 to Form S-1 filed November 13, 2006)*

Exhibit
Number		Description

10.16		Lease Agreement, dated August 30, 2005 between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1, as amended on January 27, 2006 (incorporated by reference from Exhibit 10.16 to Form S-1 filed November 13, 2006)
10.17		Lease, dated January 15, 2007, between University of Warwick Science Park Innovation Centre Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.17 to Form S-1/A filed March 19, 2007)
10.18		Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)
10	.19+	Contract for the Development and Application of a Sea Wave Energy Generation System in France, dated as of June 17, 2005, between Iberdrola Energias Renovables II, S.A. Sociedad Unipersonal, Total Energie Development SA, Ocean Power Technologies Ltd. and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.19 to Form S-1/A filed March 19, 2007)
10.20		Contract Number DM259735, dated September 17, 2005 between Lockheed Martin Corporation Maritime Systems and Sensors (MS2) and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.20 to Form S-1/A filed March 19, 2007)
10.21		Marketing Cooperation Agreement, dated September 9, 2006, between Ocean Power Technologies, Inc. and Lockheed Martin Corporation through its Maritime Systems and Sensors business unit (incorporated by reference from Exhibit 10.21 to Form S-1/A filed April 10, 2007)
10	.22+	Contract Number N00014-07-C-0617, dated May 24, 2007, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 99.1+ to Form 8K filed June 8, 2007)
10.23		Amendment to Contract for the Development and Application of a Sea Wave Energy Generating System in France, dated as of April 2, 2007, between Iberdrola Energias Renovables, S.A.S., Total Energie Development, S.A., Ocean Power Technologies Ltd. and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed September 14, 2007)
10.24		Modification of Contract, dated September 13, 2007, modifying Contract Number N00014-02-C-0053, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 17, 2007)
10.25		Modification of Contract, dated September 26, 2007, modifying Contract Number N00014-05-C-0384, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as modified. (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 17, 2007
10.26		Employment Agreement, dated December 21, 2007, between Herbert T. Nock and Ocean Power Technologies, Inc.*
10.27		Addendum to the Agreement for the Engineering, Procurement and Construction of a Wave Energy Power Plant at “Punta del Pescador” (Santoña, Spain), between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited, dated February 18, 2008
10.28		Lease, dated February 1, 2008, between KUC Properties Limited and Ocean Power Technologies Ltd.
21.1		Subsidiaries of the registrant (incorporated by reference from Exhibit 21.1 to Form S-1/A filed March 19, 2007)
23.1		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.

*	Management contract or compensatory plan or arrangement

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Reports of Management

Management’s Report on Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company’s management in conformity with generally accepted accounting principles to reflect the financial position of the Company and its operating results. The financial information appearing throughout this Annual Report is consistent with the consolidated financial statements. Management is responsible for the information and representations in such consolidated financial statements, including the estimates and judgments required for their preparation. The consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

The Audit Committee of the Board of Directors, which is composed entirely of directors who are not officers or employees of the Company, meets regularly with management and the independent registered public accounting firm. The independent registered public accounting firm has had, and continues to have, direct access to the Audit Committee without the presence of other management personnel, and have been directed to discuss the results of their audit work and any matters they believe should be brought to the Committee’s attention. The independent registered public accounting firm reports directly to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2008.

The effectiveness of the Company’s internal control over financial reporting as of April 30, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/  GEORGE W. TAYLOR
George W. Taylor
Chief Executive Officer

/s/  CHARLES F. DUNLEAVY
Charles F. Dunleavy
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective May 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ocean Power Technologies, Inc.’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited Ocean Power Technologies, Inc.’s internal control over financial reporting as of April 30, 3008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ocean Power Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ocean Power Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2008, and our report dated July 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 14, 2008

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$107,505,473	88,836,304
Certificates of deposit	8,390,146	—
Accounts receivable	865,081	1,728,637
Unbilled receivables	313,080	577,452
Other current assets	441,342	1,375,249

Total current assets	117,515,122	92,517,642
Property and equipment, net	387,923	628,454
Patents, net of accumulated amortization of $176,840 and $204,585, respectively	597,280	717,288
Restricted cash	983,376	1,123,848
Long-term investments	—	12,233,437
Other noncurrent assets	227,845	330,296

Total assets	$119,711,546	107,550,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,708,408	1,457,575
Accrued expenses	4,593,413	4,490,008
Unearned revenues	—	699,752
Other current liabilities	26,106	—

Total current liabilities	6,327,927	6,647,335
Long-term debt	231,585	188,784
Deferred rent	10,825	16,237
Deferred credits	600,000	600,000

Total liabilities	7,170,337	7,452,356

Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,186,254 and 10,210,354 shares, respectively	10,186	10,210
Additional paid-in capital	150,842,671	153,057,265
Accumulated deficit	(38,270,918)	(52,927,641)
Accumulated other comprehensive loss	(40,730)	(41,225)

Total stockholders’ equity	112,541,209	100,098,609

Total liabilities and stockholders’ equity	$119,711,546	107,550,965

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2006	2007	2008

Revenues	$1,747,715	2,531,315	4,772,017
Cost of revenues	2,059,318	3,983,742	7,960,042

Gross loss	(311,603)	(1,452,427)	(3,188,025)

Operating expenses:
Product development costs	4,224,997	6,219,893	8,255,123
Selling, general and administrative costs	3,190,687	4,893,580	7,732,577

Total operating expenses	7,415,684	11,113,473	15,987,700

Operating loss	(7,727,287)	(12,565,900)	(19,175,725)
Interest income, net	1,408,361	1,389,702	4,434,844
Other income	74,294	13,906	—
Foreign exchange gain (loss)	(978,242)	1,523,527	84,158

Loss before income taxes	(7,222,874)	(9,638,765)	(14,656,723)
Income tax benefit	143,963	—	—

Net loss	$(7,078,911)	(9,638,765)	(14,656,723)

Basic and diluted net loss per share	$(1.37)	(1.83)	(1.44)

Weighted average shares used to compute basic and diluted net loss per share	5,162,340	5,260,794	10,200,729

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

					Accumulated
			Additional		Other
	Common Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, May 1, 2005	5,151,221	$5,151	59,423,955	(21,553,242)	(39,333)	37,836,531
Net loss	—	—	—	(7,078,911)	—	(7,078,911)
Foreign currency translation adjustment	—	—	—	—	7,242	7,242

Total comprehensive loss						(7,071,669)
Compensation related to stock option grants issued to employees	—	—	44,000	—	—	44,000
Compensation related to stock option grants issued for services	—	—	85,139	—	—	85,139
Shares issued for amounts received in prior years	2,732	3	49,997	—	—	50,000
Proceeds from exercise of stock options	17,166	17	122,686	—	—	122,703

Balance, April 30, 2006	5,171,119	5,171	59,725,777	(28,632,153)	(32,091)	31,066,704
Net loss	—	—	—	(9,638,765)	—	(9,638,765)
Foreign currency translation adjustment	—	—	—	—	(8,639)	(8,639)

Total comprehensive loss						(9,647,404)
Compensation related to stock option grants issued to employees	—	—	1,082,181	—	—	1,082,181
Compensation related to stock option grants issued for services	—	—	70,235	—	—	70,235
Adjustment for reverse stock split rounding	(9)	—	—	—	—	—
Sale of common stock, net of issuance costs	5,000,000	5,000	89,898,819	—	—	89,903,819
Proceeds from exercise of stock options	15,144	15	65,659	—	—	65,674

Balance, April 30, 2007	10,186,254	10,186	150,842,671	(38,270,918)	(40,730)	112,541,209
Net loss	—	—	—	(14,656,723)	—	(14,656,723)
Foreign currency translation adjustment	—	—	—	—	(495)	(495)

Total comprehensive loss						(14,657,218)
Compensation related to stock option grants issued to employees	—	—	1,788,841	—	—	1,788,841
Compensation related to stock option grants issued for services	—	—	137,982	—	—	137,982
Proceeds from exercise of stock options	24,100	24	287,771	—	—	287,795

Balance, April 30, 2008	10,210,354	$10,210	153,057,265	(52,927,641)	(41,225)	100,098,609

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2006	2007	2008

Cash flows from operating activities:
Net loss	$(7,078,911)	(9,638,765)	(14,656,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	978,242	(1,523,527)	(84,158)
Depreciation and amortization	233,132	269,075	241,721
Loss on disposal of equipment	—	24,572	—
Compensation expense related to stock option grants	129,139	1,152,416	1,926,823
Realization of deferred credits	(75,000)	—	—
Deferred rent	—	10,825	5,412
Changes in operating assets and liabilities:
Accounts receivable	668,424	(827,287)	(878,643)
Unbilled receivables	611,037	(95,896)	(270,136)
Other current assets	161,505	(99,436)	(918,380)
Other noncurrent assets	—	—	(76,571)
Accounts payable	(632,778)	1,233,484	(122,323)
Accrued expenses	(121,840)	2,126,616	496,838
Unearned revenues	(2,383)	(14,405)	699,752
Other current liabilities	57,803	(85,470)	(26,106)

Net cash used in operating activities	(5,071,630)	(7,467,798)	(13,662,494)

Cash flows from investing activities:
Purchases of certificates of deposit	(62,677,400)	(55,187,304)	(8,968,170)
Maturities of certificates of deposit	87,397,606	47,279,314	17,358,316
Purchase of long-term investments	—	—	(12,233,437)
Restricted cash	—	(983,376)	—
Purchases of equipment	(330,047)	(107,271)	(419,835)
Payments of patent costs	(57,396)	(217,763)	(112,705)
Investments in joint ventures	(30,747)	(122,001)	(27,714)

Net cash provided by (used in) investing activities	24,302,016	(9,338,401)	(4,403,545)

Cash flows from financing activities:
Sale of common stock, net of issuance costs	—	90,773,935	(870,116)
Proceeds from exercise of stock options	122,703	65,674	287,795

Net cash provided by (used in) financing activities	122,703	90,839,609	(582,321)

Effect of exchange rate changes on cash and cash equivalents	(980,694)	1,514,854	(20,809)

Net increase (decrease) in cash and cash equivalents	18,372,395	75,548,264	(18,669,169)
Cash and cash equivalents, beginning of period	13,584,814	31,957,209	107,505,473

Cash and cash equivalents, end of period	$31,957,209	107,505,473	88,836,304

Supplemental disclosure of noncash investing and financing activities:
Issuance of shares in connection with amounts received in prior years	$50,000	—	—
Capitalized patent costs financed through accounts	—	30,343	35,048
Stock issuance costs financed through accounts payable and accrued expenses	—	870,116	—
Capitalized equipment costs financed through accounts payable	—	—	36,964

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Background

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

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company recognizes revenue on government and commercial contracts under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. During the years ended April 30, 2007 and 2008, the Company recorded provisions of approximately $1,290,000 and $2,370,000, respectively, related to anticipated losses on contracts. Reserves related to loss contracts in the amounts of approximately $1,780,000 and $2,070,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2007 and 2008, respectively.

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

Cash equivalents consist of investments in short-term financial instruments with maturities of three months or less from the date of purchase. Cash and cash equivalents include $13,254,000 and $15,617,000 of certificates of deposit with an initial term of less than three months at April 30, 2007 and 2008, respectively, and $93,000,000 and

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$1,251,000 invested in a money market fund as of April 30, 2007 and 2008, respectively. In addition, $70,881,000 was invested in short-term Treasury bills as of April 30, 2008.

(e)	Restricted Cash and Credit Facility

The Company had $983,376 and $1,123,848 of restricted cash as of April 30, 2007 and 2008, respectively. The cash is restricted under the terms of a security agreement (the Agreement) between Ocean Power Technologies, Inc and Barclays Bank. Under the Agreement, this cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, and is cancelable at the discretion of the bank.

(f)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation was $213,374, $247,515 and $213,977 for the years ended April 30, 2006, 2007 and 2008, respectively.

(g)	Foreign Exchange Gains and Losses

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $15,646,000 and $9,646,000 as of April 30, 2007 and 2008, respectively. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) on the accompanying consolidated statements of operations.

(h)	Patents

External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $19,758, $21,560 and $27,744 for the years ended April 30, 2006, 2007 and 2008, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of April 30, 2008 is estimated to be approximately $28,000 per year.

(i)	Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company reviewed its long-lived assets for indicators of

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

impairment in accordance with SFAS No. 144 and determined that no impairment review was necessary for the years ended April 30, 2006, 2007 or 2008.

(j)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, bank certificates of deposit and trade receivables. The Company invests its excess cash in highly liquid investments (principally short-term bank deposits, Treasury bills and a money market fund) and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund or certificates of deposit.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for the periods indicated:

	Years Ended April 30,
Customer	2006	2007	2008

US Navy	61%	54%	58%
Iberdrola and Total	9%	35%	31%
Lockheed Martin	22%	—%	—%

The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company’s financial position or results of operations. The Company does not require collateral from its customers.

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

In computing diluted net loss per share, 1,205,030, 1,303,574, and 1,445,302 options to purchase shares of common stock were excluded from the computations for the years ended April 30, 2006, 2007 and 2008, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(l)	Stock-Based Compensation

Prior to May 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, to account for its fixed plan stock options. Under this method, compensation expense was recorded only if on the date of grant the market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in the period presented:

Year Ended
April 30, 2006

Net loss, as reported	$(7,078,911)
Add stock-based employee compensation expense included in reported net loss	44,000
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(680,000)

Pro forma net loss	$(7,714,911)

Basic and diluted net loss per share, as reported	$(1.37)

Basic and diluted net loss per share, pro forma	$(1.49)

In accordance with SFAS No. 123, as amended by SFAS No. 148, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma disclosure purposes with the following weighted-average assumptions used for grants: dividend yield of 0%; risk-free interest rate of 4.9%; an expected option life of 9.3 years; and volatility of 72% for the year ended April 30, 2006. These assumptions were used to determine the weighted average per share fair value of $10.20 for stock options granted during the year ended April 30, 2006.

On May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 will be recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2007 and 2008 under SFAS No. 123R was approximately $1,082,000 and $1,789,000, respectively.

Valuation Assumptions for Options Granted During the Years Ended April 30, 2007 and 2008.

The fair value of each stock option granted during the years ended April 30, 2007 and 2008 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the Securities and Exchange Commission’s

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Years Ended April 30,
	2007	2008

Risk-free interest rate	5.01%	4.69%
Expected dividend yield	0.0%	0.0%
Expected life	5.5 years	5.99 years
Expected volatility	72.0%	77.9%

The above assumptions were used to determine the weighted average per share fair value of $8.80 and $10.87 for stock options granted during the years ended April 30, 2007 and 2008, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The Company is currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have any impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, (SFAS No. 141R), which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. The Company will adopt SFAS No. 141R upon its effective date as appropriate for any future business combinations.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as equity in the consolidated financial statements. This statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. This standard is not expected to have any impact on the Company’s financial condition or results of operations.

(3)	Certificates of Deposit

Certificates of deposit with maturities in excess of 90 days from purchase are summarized as follows:

	Nominal Face		April 30,
	Amount	Currency	2007	2008

5.20% due May 17, 2007	2,496,832	GBP	$4,989,420	—
5.22% due June 20, 2007	1,701,810	GBP	3,400,726	—

			$8,390,146	—

(4)	Long-Term Investment

Long-term investments with maturities in excess of 365 days are summarized as follows:

	Nominal Face		April 30,
	Amount	Currency	2007	2008

3.875% due May 15, 2009	12,233,437	USD	$—	12,233,437

(5)	Property and Equipment

The components of property and equipment are as follows:

	April 30,
	2007	2008

Computers and software	$466,734	614,695
Equipment	403,233	630,116
Office furniture and equipment	198,923	247,491
Leasehold improvements	47,494	70,145

	1,116,384	1,562,447
Less accumulated depreciation	(728,461)	(933,993)

	$387,923	628,454

(6)	Accrued Expenses

Included in accrued expenses at April 30, 2007 and 2008 were contract reserves of approximately $1,780,000 and $2,070,000, respectively, and accrued employee incentive payments of approximately $1,051,000 and $572,000, respectively. Accrued expenses at April 30, 2007 also included costs associated with the initial public offering in the US of approximately $680,000. Accrued expenses at April 30, 2008 also included legal and accounting fees of approximately $556,000 and accrued employee vacation of approximately $143,000.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Related Party Transactions

The Company is obligated to pay royalties to G.W. Taylor, a founding stockholder of the Company; M.Y. Epstein; and the estate of J.R. Burns (stockholders of the Company) related to U.S. patent 4404490 entitled, “Power Generation from Waves Near the Surface of Bodies of Water.” Royalty payments are limited to $925,000 in the aggregate, based on revenues related to certain piezoelectric-technology, if any, on the basis of 6% of future licenses sold and 4% of future product sales and development contracts. Through April 30, 2008, approximately $200,000 of royalties had been earned. During the years ended April 30, 2006, 2007 and 2008, no royalties were earned pursuant to these agreements, and no future royalties are expected to be earned. As of April 30, 2007, approximately $26,000 was included in other current liabilities related to these agreements. The amount was paid during the year ended April 30, 2008.

In August 1999, the Company entered into a consulting agreement with an individual for marketing services at a rate of $800 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $53,000, $54,000 and $62,000 during the years ended April 30, 2006, 2007 and 2008, respectively.

(8)	Debt

During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $18,000 and is required to repay an additional approximately $43,000 as of April 30, 2008. The current payment required was included in accrued expenses in the accompanying consolidated balance sheet as of April 30, 2008.

(9)	Deferred Credits

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of April 30, 2007 and 2008. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).

(10)	Common Stock

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

(11)	Preferred Stock

In September 2003, and in connection with the AIM offering, the Company’s stockholders authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2007 and 2008, no shares of preferred stock had been issued.

(12)	Stock Options

Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 484,825 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of April 30, 2008.

In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2008, the Company had issued or reserved 661,852 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares are authorized for issuance under the 2006 Stock Incentive Plan. As of April 30, 2008, the Company had issued options for 298,625 shares of common stock and had reserved an additional 504,590 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Transactions under these option plans during the year ended April 30, 2008 are as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)

Outstanding May 1, 2007	1,303,574	$14.49
Forfeited	(75,833)	14.45
Expired	(78,381)	17.51
Exercised	(24,100)	11.94
Granted	320,042	15.59

Outstanding April 30, 2008	1,445,302	14.61	5.2

Exercisable April 30, 2008	1,024,260	14.72	3.9

The total intrinsic value of options exercised during the years ended April 30, 2006, 2007 and 2008 was approximately $153,000, $188,000 and $101,000, respectively. The total intrinsic value of outstanding and exercisable options as of April 30, 2008 was approximately $715,000. As of April 30, 2008, approximately 373,000 additional options were expected to vest, which had zero intrinsic value and a weighted average remaining contractual term of 8.3 years. As of April 30, 2008, there was approximately $3,063,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.5 years. The Company normally issues new shares to satisfy option exercises under these plans.

Certain stock options granted during the year ended April 30, 2006 were granted to employees with exercise prices less than the fair value of the underlying common stock on the date of grant. Additionally, certain options were granted to consultants during the years ended April 30, 2006, 2007 and 2008. The Company has charged compensation expense of $129,139, $70,235 and $137,982 related to these option grants, which has been included in selling, general and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2006, 2007 and 2008, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(13)	Income Taxes

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2007	2008

Deferred tax assets:
Federal net operating loss carryforwards	$8,218,000	10,942,000
Foreign net operating loss carryforwards	1,897,000	3,328,000
New Jersey state operating loss carryforwards	—	756,000
Federal research and development tax credits	761,000	882,000
Foreign research and development tax credits	—	870,000
Stock compensation	1,509,000	1,788,000
Unrealized foreign exchange loss	6,000	148,000
Accrued expenses	829,000	731,000
Deferred rent	—	7,000

Gross deferred tax assets	13,220,000	19,452,000

Deferred tax liabilities:
Property and equipment	(17,000)	—

Gross deferred tax liabilities	(17,000)	—

Valuation allowance	(13,203,000)	(19,452,000)

Net deferred tax assets	$—	—

Income tax benefit was $143,963 for the year ended April 30, 2006. The effective income tax rate differed from the percentages computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended April 30,
	2006	2007	2008

Computed “expected” tax benefit	(34)%	(34)%	(34)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(6)	(6)	(6)
Stock-based compensation expense	—	8	5
Federal research and development tax credits	(2)	(1)	(1)
Foreign research and development tax credits	—	—	(6)
Sale of state loss carryforwards and tax credits	(2)	—	—
Other non-deductible expenses	1	1	—
Increase in valuation allowance	41	32	42

	(2)%	—%	—%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or utilized. As of April 30, 2007 and 2008, based upon the level of historical taxable losses, valuation allowances of $13,203,000 and $19,452,000, respectively, were recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The valuation allowance increased $2,436,000, $3,149,000 and $6,249,000 during the years ended April 30, 2006, 2007 and 2008, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of April 30, 2008, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $32,200,000, which begin to expire in 2009. The Company also had Federal research and development tax credit carryforwards of approximately $882,000 as of April 30, 2008, which begin to expire in 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. Such an ownership change, as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. Foreign loss before income taxes was $982,934, $2,289,834, and $3,370,619 for the years ended April 30, 2006, 2007 and 2008, respectively. As of April 30, 2008, foreign net operating loss carryforwards were approximately $11,500,000. These losses can be carried forward indefinitely, but the Company’s ability to utilize these carryforwards may be limited in the event of an ownership change.

During the year ended April 30, 2006, the Company sold a portion of its New Jersey state net operating losses and research and development credits to a company for net proceeds of $143,963 resulting in the recognition of an income tax benefit in the accompanying consolidated statements of operations.

On May 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, and requires additional financial statement disclosure. FIN 48 requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The implementation of FIN 48 did not have any material impact on the Company’s consolidated financial statements. At the adoption date of May 1, 2007 and also at April 30, 2008, the Company had no unrecognized tax benefits. The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.

(14)	Commitments and Contingencies

(a)	Operating Lease Commitments

The Company leases office, laboratory and manufacturing space in Pennington, New Jersey and in Warwick, United Kingdom under operating leases that expire on various dates through April 30, 2013. Rent expense under operating leases was $295,089, $338,113 and $438,175 for the years ended April 30, 2006, 2007 and 2008, respectively. Future minimum lease payments under operating leases as of April 30, 2008 are as follows:

Year ending April 30:
2009	$271,632
2010	238,572
2011	238,572
2012	226,680
2013	206,858
Thereafter	—

$1,182,314

(b)	Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(15)	Quarterly Financial Data (Unaudited)

	Three Months Ended
Fiscal Year 2008	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$555,704	1,686,212	1,421,856	1,108,245
Gross loss	(249,288)	(236,984)	(570,668)	(2,131,085)
Operating loss	(4,061,624)	(3,550,857)	(4,600,822)	(6,962,422)
Net loss	(2,437,844)	(1,870,816)	(3,992,961)	(6,355,102)
Basic and diluted net loss per share	$(0.24)	(0.18)	(0.39)	(0.62)

	Three Months Ended
Fiscal Year 2007	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$305,186	555,561	652,884	1,017,684
Gross profit (loss)	79,221	(601,104)	(67,594)	(862,950)
Operating loss	(2,360,950)	(2,976,109)	(2,436,457)	(4,792,384)
Net loss	(1,660,954)	(2,307,200)	(1,540,296)	(4,130,315)
Basic and diluted net loss per share	$(0.32)	(0.45)	(0.30)	(0.75)

(16)	Operating Segments and Geographic Information

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

Geographic information is as follows:

	Year Ended April 30, 2006
	North America	Europe	Australia	Total

Revenues from external customers	$1,747,715	—	—	1,747,715
Operating loss	(6,743,896)	(833,147)	(150,244)	(7,727,287)
Long-lived assets	487,770	56,515	—	544,285
Total assets	33,820,540	156,102	19,496	33,996,138

	Year Ended April 30, 2007
	North America	Europe	Australia	Total

Revenues from external customers	$1,484,998	1,007,689	38,628	2,531,315
Operating loss	(10,254,579)	(2,191,703)	(119,618)	(12,565,900)
Long-lived assets	293,633	94,290	—	387,923
Total assets	118,074,176	1,607,549	29,821	119,711,546

	Year Ended April 30, 2008
	North America	Europe	Australia	Total

Revenues from external customers	$2,831,122	1,940,895	—	4,772,017
Operating loss	(15,695,543)	(3,221,882)	(258,300)	(19,175,725)
Long-lived assets	392,980	234,497	977	628,454
Total assets	103,873,654	3,624,686	52,625	107,550,965