Form 10-Q
period 2008-07-31
Ocean Power Technologies, Inc.
filed 2008-09-09
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___________ to ___________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 29, 2008, the number of outstanding shares of common stock of the registrant was 10,210,354.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2008
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
     Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2008 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.
     You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2008	July 31, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,836,304	73,644,649
Short-term investments	—	22,814,188
Accounts receivable	1,728,637	495,597
Unbilled receivables	577,452	1,402,162
Other current assets	1,375,249	1,835,115

Total current assets	92,517,642	100,191,711

Property and equipment, net	628,454	842,323
Patents, net of accumulated amortization of $204,585 and $213,459, respectively	717,288	755,055
Restricted cash	1,123,848	1,121,976
Long-term investments	12,233,437	—
Other noncurrent assets	330,296	329,927

Total assets	$107,550,965	103,240,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,457,575	1,961,196
Accrued expenses	4,490,008	3,352,823
Unearned revenues	699,752	511,828

Total current liabilities	6,647,335	5,825,847

Long-term debt	188,784	126,491
Deferred rent	16,237	17,590
Deferred credits	600,000	600,000

Total liabilities	7,452,356	6,569,928

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,210,354 shares	10,210	10,210
Additional paid-in capital	153,057,265	153,517,711
Accumulated deficit	(52,927,641)	(56,820,805)
Accumulated other comprehensive loss	(41,225)	(36,052)

Total stockholders’ equity	100,098,609	96,671,064

Total liabilities and stockholders’ equity	$107,550,965	103,240,992

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2007	2008
Revenues	$555,704	1,786,628
Cost of revenues	804,992	1,948,146

Gross loss	(249,288)	(161,518)

Operating expenses:
Product development costs	1,815,734	1,702,949
Selling, general and administrative costs	1,996,602	2,551,816

Total operating expenses	3,812,336	4,254,765

Operating loss	(4,061,624)	(4,416,283)
Interest income	1,444,286	547,592
Foreign exchange gain (loss)	179,494	(24,473)

Net loss	$(2,437,844)	(3,893,164)

Basic and diluted net loss per share	$(0.24)	(0.38)

Weighted average shares used to compute basic and diluted net loss per share	10,189,354	10,210,354

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2007	2008
Cash flows from operating activities:

Net loss	$(2,437,844)	(3,893,164)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(179,494)	24,473
Depreciation and amortization	63,909	69,475
Treasury note premium amortization	—	48,632
Compensation expense related to stock option grants	752,552	460,446
Deferred rent	1,353	1,353
Changes in operating assets and liabilities:
Accounts receivable	788,136	1,228,508
Unbilled receivables	(276,397)	(822,876)
Other current assets	(715,277)	(459,808)
Other noncurrent assets	—	(22,398)
Accounts payable	(382,287)	483,097
Accrued expenses	(1,109,675)	(1,132,801)
Unearned revenues	240,954	(187,924)

Net cash used in operating activities	(3,254,070)	(4,202,987)

Cash flows from investing activities:

Purchases of certificates of deposit	(9,030,855)	(10,629,383)
Maturities of certificates of deposit	7,681,679	—
Purchases of equipment	(9,632)	(234,705)
Payments of patent costs	(16,938)	(61,363)

Net cash used in investing activities	(1,375,746)	(10,925,451)

Cash flows from financing activities:

Common stock issuance costs	(870,116)	—
Repayment of long-term debt	—	(42,801)
Proceeds from exercise of stock options	35,971	—

Net cash used in financing activities	(834,145)	(42,801)

Effect of exchange rate changes on cash and cash equivalents	185,923	(20,416)

Net decrease in cash and cash equivalents	(5,278,038)	(15,191,655)

Cash and cash equivalents, beginning of period	107,505,473	88,836,304

Cash and cash equivalents, end of period	$102,227,435	73,644,649

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable	$—	20,326
Capitalized equipment costs financed through accounts payable	$45,566	76,628
See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(1) Background and Basis of Presentation
     Ocean Power Technologies, Inc. (the Company) was incorporated on April 19, 1984 in New Jersey, commenced active operations in 1994 and re-incorporated in Delaware in April 2007. The Company develops and is commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets and sells its products in the United States and internationally.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008 filed with the Securities and Exchange Commission (SEC) and elsewhere in this Form 10-Q.
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
(c) Revenue Recognition
     The Company recognizes revenue on government and commercial contracts under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. During the three months ended July 31, 2008, the Company recorded an additional provision of $231,000 related to anticipated losses on contracts. Reserves related to loss contracts in the amounts of approximately $2,070,000 and $1,331,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2008 and July 31, 2008, respectively.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(d) Cash Equivalents
     Cash equivalents consist of investments in short-term financial instruments with maturities of three months or less from the date of purchase. Cash and cash equivalents include $15,617,000 and $3,053,000 of certificates of deposit with an initial term of less than three months at April 30, 2008 and July 31, 2008, respectively, and $1,251,000 and $6,907,000 invested in a money market fund as of April 30, 2008 and July 31, 2008, respectively. In addition, $70,881,000 and $62,635,000 was invested in short-term Treasury bills as of April 30, 2008 and July 31, 2008, respectively.
(e) Restricted Cash and Credit Facility
     As of July 31, 2008, the Company had $1,121,976 in cash restricted under the terms of a security agreement between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit which are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., the Company’s UK subsidiary, under a €800,000 credit facility established by Barclays Bank for such subsidiary. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, and is cancelable at the discretion of the bank.
(f) Property and Equipment
     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation expense was $58,960 and $60,602 for the three months ended July 31, 2007 and 2008, respectively.
(g) Foreign Exchange Gains and Losses
     The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $9,646,000 and $7,852,000 as of April 30, 2008 and July 31, 2008, respectively. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations.
(h) Patents
     External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $4,949 and $8,875 for the three months ended July 31, 2007 and 2008, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of July 31, 2008 is estimated to be approximately $40,000 per year.
(i) Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company reviewed its long-lived assets for indicators of impairment in accordance with SFAS No. 144 and determined that no impairment review of its long-lived assets was necessary for the three months ended July 31, 2008.

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
     The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for the periods indicated:

	Three Months Ended
	July 31,
Customer	2007	2008
US Navy	45%	41%
Iberdrola and Total	24%	50%
Scottish Executive	31%	8%
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
     In computing diluted net loss per share, options to purchase 1,525,071 shares of common stock for the three months ended July 31, 2007 and 1,667,663 shares of common stock for the three months ended July 31, 2008 were excluded from the computations.
(l) Stock-Based Compensation
     On May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 will be recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations under SFAS No. 123R was approximately $753,000 and $460,000 for the three months ended July 31, 2007 and 2008, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2007 and 2008
     The fair value of each stock option granted during the three months ended July 31, 2007 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	2007	2008
Risk-free interest rate	5.1%	3.7%
Expected dividend yield	0.0%	0.0%
Expected life	6.1 years	6.3 years
Expected volatility	77.8%	79.4%
The above assumptions were used to determine the weighted average per share fair value of $11.48 and $6.81 for stock options granted during the three months ended July 31, 2007 and 2008, respectively.
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
(n) Accumulated Other Comprehensive Loss
     The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to US dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in accumulated other comprehensive loss within stockholders’ equity.
(o) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2) was issued, which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 on May 1, 2008, except for the items covered by FSP SFAS 157-2.
     SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have any impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as a component of equity in the consolidated financial statements. This statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. Disclosure on the face of the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the impact of SFAS No. 160.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of SFAS No. 161.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS No. 162.
(3) Accrued Expenses
     Included in accrued expenses at April 30, 2008 and July 31, 2008 were contract loss reserves of approximately $2,070,000 and $1,331,000, respectively, and accrued employee incentive payments of approximately $572,000 and $41,000, respectively. Accrued expenses at April 30, 2008 and July 31, 2008 also included legal and accounting fees of approximately $556,000 and $283,000, respectively, and accrued employee vacation of $143,000 and $167,000, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(4) Related-Party Transactions
     In August 1999, the Company entered into a consulting agreement with an individual for marketing services, which currently provides for a rate of $800 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $16,000 and $10,000 during the three months ended July 31, 2007 and 2008, respectively.
     Also see note 7 for an additional related-party transaction.
(5) Debt
     During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. Under the terms of this award, the Company must repay the amount funded, without interest, by July 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on July 15, 2012. Based upon the terms of the award, the Company has repaid approximately $61,000 and was required to repay an additional approximately $63,000 as of July 31, 2008. The total repayment amount of approximately $124,000 has reduced the Company’s long-term debt balance. The current payment required was included in accrued expenses in the accompanying consolidated balance sheet as of July 31, 2008.
(6) Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on May 1, 2007. During the three months ended July 31, 2008, the Company had no changes in uncertain tax positions. At July 31, 2008, the Company did not have any unrecognized tax benefits as a result of uncertain tax positions. The Company has net operating loss carryforwards that originated in years dating back to the tax year ended April 30, 1994. The tax years April 30, 1994 through April 30, 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.
(7) Deferred Credits
     During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheets as of April 30, 2008 and July 31, 2008. If, by December 31, 2012, the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). The Company has not received or sold any emission credits as of July 31, 2008.
(8) Common Stock
     On April 30, 2007, the Company completed an initial public offering in the United States on The NASDAQ Global Market by issuing 5,000,000 shares of its common stock for a purchase price of $20.00 per share, resulting in net proceeds to the Company of approximately $89,900,000.
(9) Preferred Stock
     In September 2003, the Company’s stockholders authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2008 and July 31, 2008, no shares of preferred stock had been issued.
(10) Stock Options
     Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 490,307 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of July 31, 2008.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of July 31, 2008, the Company had issued or reserved 658,327 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.
     On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares are authorized for issuance under the 2006 Stock Incentive Plan. As of July 31, 2008, the Company had issued options for 541,546 shares of common stock and had reserved an additional 261,669 shares of common stock available for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.
     Transactions under these option plans during the three months ended July 31, 2008 are as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)
Outstanding April 30, 2008	1,445,302	$14.61
Forfeited	(500)	14.02
Expired	(20,560)	16.75
Exercised	—	—
Granted	243,421	9.52

Outstanding July 31, 2008	1,667,663	13.84	5.7

Exercisable July 31, 2008	1,117,396	14.57	4.2

The total intrinsic value of outstanding and exercisable options as of July 31, 2008 was approximately $482,000. As of July 31, 2008, approximately 487,000 additional options were expected to vest, which had zero intrinsic value and a weighted average remaining contractual term of 8.8 years. As of July 31, 2008, there was approximately $4,081,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a remaining weighted average period of 3.3 years. The Company normally issues new shares of common stock to satisfy option exercises under these plans.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(12) Operating Segments and Geographic Information
     The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US, one operating subsidiary in the UK and one operating subsidiary in Australia, which are categorized below as North America, Europe and Australia, respectively. Revenues are generally attributed to the operating unit that bills the customers.
     Geographic information is as follows:

	Three Months Ended July 31, 2007
	North America	Europe	Australia	Total
Revenues from external customers	$246,702	309,002	—	555,704
Operating loss	(3,166,591)	(822,493)	(72,540)	(4,061,624)
Long-lived assets	261,638	122,045	1,655	385,338
Total assets	114,387,842	1,583,413	34,307	116,005,562

	Three Months Ended July 31, 2008
	North America	Europe	Australia	Total
Revenues from external customers	$748,299	1,038,329	—	1,786,628
Operating loss	(3,652,555)	(682,658)	(81,070)	(4,416,283)
Long-lived assets	504,906	336,656	761	842,323
Total assets	99,497,929	3,569,041	174,022	103,240,992

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2009 refers to the year ending April 30, 2009).
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
     We were incorporated in New Jersey in April 1984, began commercial operations in 1994, and were re-incorporated in Delaware in 2007. We currently have six wholly-owned subsidiaries, which include Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, Oregon Wave Energy Partners I, LLC, Oregon Wave Energy Partners II, LLC, California Wave Energy Partners I, LLC and Fairhaven OPT OceanPower LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd. Our revenues have been generated from research contracts and development and construction contracts relating to our wave energy technology. The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a still on-going project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, also entered into the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39 megawatt (MW) wave power station. In addition, we have entered into a contract with affiliates of Iberdrola and Total to assess the viability of a 2 to 5MW power station off the coast of France. In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150 kilowatt (kW) PowerBuoy demonstration system at Orkney, Scotland. In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy will conduct an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Acoustic Detection System. In August 2007, we announced the award of a $0.5 million contract from PNGC Power, an Oregon-based electric power cooperative, providing funding toward the fabrication and installation of a 150kW PowerBuoy system off the coast of Oregon. As of July 31, 2008, our backlog was $3.7 million, a decrease of $1.8 million from April 30, 2008.
     For the three months ended July 31, 2008, we generated revenues of $1.8 million and incurred a net loss of $3.9 million, compared to revenues of $0.6 million and a net loss of $2.4 million for the three months ended July 31, 2007. As of July 31, 2008, our accumulated deficit was $56.8 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than revenues from government customers and will, within a few years, represent the majority of our revenues.

Financial Operations Overview
     The following describes certain line items in our consolidated statement of operations and some of the factors that affect our operating results.
Revenues
     We have historically generated revenues primarily from the development and construction of our PowerBuoy systems for demonstration purposes and, to a lesser extent, from customer-sponsored research and development. For the three months ended July 31, 2008 and 2007, we derived approximately 91% and 69%, respectively, of our revenues from government and commercial development and construction contracts and 9% and 31%, respectively, of our revenues from customer-sponsored research and development. Generally, we recognize revenue under the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage of completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved.
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
     Our revenues for the three months ended July 31, 2008 increased compared to the revenues for the three months ended July 31, 2007. The revenue increase reflected a higher level of activity in connection with our Spain construction contract, our entry into a new contract with the US Navy in June 2007 to provide our PowerBuoy technology to a unique program for data gathering in the ocean and a higher level of activity on our contract for the construction, installation and in-ocean demonstration of our latest 150kW PowerBuoy that will be installed at the European Marine Energy Centre (EMEC) at Orkney, Scotland.
     Iberdrola and Total accounted for approximately 50% of our revenues for the three months ended July 31, 2008, and approximately 24% of our revenues for the three months ended July 31, 2007. The US Navy accounted for approximately 41% of our revenues for the three months ended July 31, 2008, and approximately 45% of our revenues for the three months ended July 31, 2007. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than revenues from government customers and will, within a few years, represent the majority of our revenues.
     We currently focus our sales and marketing efforts on coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. During the three months ended July 31, 2008 and 2007, we derived 58% and 56%, respectively, of our revenues from outside the United States.
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
     We operated at a gross loss of $0.2 million in both the three months ended July 31, 2008 and 2007. Our ability to operate at a gross profit will depend on the nature of future contracts and on our success at increasing sales of our PowerBuoy systems and our ability to manage costs incurred on fixed price commercial contracts.
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

     Our product development costs decreased slightly in the three months ended July 31, 2008 compared to the three months ended July 31, 2007, primarily as a result of the need to allocate more resources to revenue producing activities.
     We introduced our current 40kW PowerBuoy system in fiscal 2006. One system was deployed off the coast of New Jersey from October 2005 to October 2006, when it was removed from the ocean for routine maintenance and diagnostic testing. This system was redeployed off the coast of New Jersey in September 2007. Another 40kW system was deployed and tested in Hawaii for the US Navy project during the month of June 2007. Work is currently in progress on the design and construction of two 150kW PowerBuoy systems in connection with projects in the Orkney Islands, Scotland and Oregon.
Selling, general and administrative costs
     Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.
     Our selling, general and administrative costs increased in the three months ended July 31, 2008 compared to the three months ended July 31, 2007. This increase is due to increased costs related to company growth, the expansion of our sales and marketing capabilities, including increased headcount, and our becoming a public company in the United States in April 2007. We expect our selling, general and administrative costs will continue to increase as we further grow the company and expand our sales operations and our marketing capabilities.
Interest income
     Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Prior to April 30, 2007, most of our cash, cash equivalents and bank-issued certificates of deposit resulted from the remaining proceeds of our October 2003 common stock offering on the AIM market of the London Stock Exchange. On April 30, 2007, we completed our initial public offering in the United States, which resulted in net proceeds to us of $89.9 million. Total cash, cash equivalents and short-term investments were $96.5 million as of July 31, 2008, compared to $112.0 million as of July 31, 2007. We anticipate that our interest income reported in fiscal 2009 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash and lower interest rates.
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
     We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $7.9 million as of July 31, 2008 and $15.0 million as of July 31, 2007, compared to our total certificates of deposits and cash account balances of $96.5 million as of July 31, 2008 and $112.0 million as of July 31, 2007. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2008 and 2007 were recorded in Euros, British pound sterling or Australian dollars.
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

Results of Operations
Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2007 and 2008:

	Three Months Ended		Three Months Ended		Change 2008
	July 31, 2007		July 31, 2008		to 2007 Period
		As a % of		As a % of
	Amount	Revenues	Amount	Revenues	$ Change	% Change

Revenues	$555,704	100%	$1,786,628	100%	$1,230,924	222%
Cost of revenues	804,992	145	1,948,146	109	1,143,154	142

Gross loss	(249,288)	(45)	(161,518)	(9)	87,770	(35)

Operating expenses:
Product development costs	1,815,734	327	1,702,949	95	(112,785)	(6)
Selling, general and and administrative costs	1,996,602	359	2,551,816	143	555,214	28

Total operating expenses	3,812,336	686	4,254,765	238	442,429	12

Operating loss	(4,061,624)	(731)	(4,416,283)	(247)	(354,659)	9
Interest income	1,444,286	260	547,592	30	(896,694)	(62)
Foreign exchange gain (loss)	179,494	32	(24,473)	(1)	(203,967)	(114)

Net loss	$(2,437,844)	(439)%	$(3,893,164)	(218)%	$(1,455,320)	60%

Revenues
     Revenues increased by $1.2 million in the three months ended July 31, 2008, or 222%, to $1.8 million as compared to $0.6 million in the three months ended July 31, 2007. The increase in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system increased by $0.8 million due to an increase in on-going work on our Hawaii project for the US Navy, work on the first phase of construction of a 1.39MW wave power station off the coast of Spain and work on the design, manufacture and installation of a wave power station consisting of a single 150kW PowerBuoy device in Orkney, Scotland.

•	Revenues relating to our autonomous PowerBuoy system increased $0.4 million as a result of work on our $1.7 million contract with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.
Cost of revenues
     Cost of revenues increased by $1.1 million, or 142%, to $1.9 million in the three months ended July 31, 2008, as compared to $0.8 million in the three months ended July 31, 2007. This increase in cost of revenues reflected the higher level of activity on revenue-bearing contracts and the recognition of an additional $0.2 million of anticipated loss at completion on our contract for a wave power station off the coast of Spain. The additional anticipated loss was recognized based on a change in estimated costs associated with this contract and our decision in the fourth quarter of fiscal 2008 to absorb additional costs beyond our contractual obligation for initial cost overruns and certain other costs as set forth in the contract.
Product development costs
     Product development costs decreased slightly to $1.7 million in the three months ended July 31, 2008, as compared to $1.8 million in the three months ended July 31, 2007, primarily as a result of the need to allocate more resources to revenue producing activities. Product development costs are primarily attributable to our work to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.

Selling, general and administrative costs
     Selling, general and administrative costs increased $0.6 million, or 28%, to $2.6 million for the three months ended July 31, 2008, as compared to $2.0 million for the three months ended July 31, 2007. The increase was attributable to an increase of $0.2 million in professional fees, franchise taxes and costs incurred as a result of our becoming a public company in the United States, and $0.4 million in additional payroll and incentive-based costs related to company growth.
Interest income
     Interest income decreased by $0.9 million, or 62%, to $0.5 million for the three months ended July 31, 2008, compared to $1.4 million for the three months ended July 31, 2007, due to a decrease in invested cash and lower interest rates.
Foreign exchange gain (loss)
     Foreign exchange loss was $24,000 for the three months ended July 31, 2008, compared to a foreign exchange gain of $0.2 million for the three months ended July 31, 2007. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.
Liquidity and Capital Resources
     Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2008, our revenues were $9.1 million, our net losses were $31.4 million and our net cash used in operating activities was $26.2 million. Over that same period, we raised $90.4 million in financing activities, including $89.9 million from the closing of our United States initial public offering on April 30, 2007.
     At July 31, 2008, our total cash, cash equivalents and short-term investments were $96.5 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of term deposits with large commercial banks, Treasury bills and an investment in a money market fund. Our short-term investments consist primarily of certificates of deposits and Treasury bills with fixed maturity dates of more than 90 days but less than one year from the date of purchase, and other investments with current maturities of less than one year.
     During the three months ended July 31, 2008, a $12.2 million US Treasury note was reclassified from long-term investments to short-term investments, since as of July 31, 2008 the period remaining until maturity was less than one year.
     The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.
     Net cash used in operating activities was $4.2 million for the three months ended July 31, 2008 and $3.3 million for the three months ended July 31, 2007. The change was primarily the result of an increase in net loss of $1.5 million. The increase in net loss was partially offset by a decrease in cash used by operating assets and liabilities of $0.5 million.
     Net cash used in investing activities was $10.9 million for the three months ended July 31, 2008 and $1.4 million for the three months ended July 31, 2007. The change was primarily the result of a net increase in purchases of securities with maturities longer than 90 days during the three months ended July 31, 2008. Also, there was a $0.2 million increase in purchases of equipment during the three months ended July 31, 2008 as compared to the three months ended July 31, 2007.
     Net cash used in financing activities was $43,000 for the three months ended July 31, 2008, compared to net cash used in financing activities of $0.8 million for the three months ended July 31, 2007. The cash used during the three months ended July 31, 2007 was primarily to pay accrued expenses related to our initial public offering in the United States.
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
     We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through fiscal 2010. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.
Off-Balance Sheet Arrangements
     Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We generally place our investments in money market funds, Treasury bills and certificates of deposit with maturities of less than one year. We actively manage our portfolio of cash equivalents and investments, but in order to ensure liquidity, we will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a change in interest rates would not have a material effect on the value of the portfolio. We do not have market risk exposure on our long-term debt because it consists of an interest-free loan from the New Jersey Board of Public Utilities.
     Management estimates that had the average yield on our cash, cash equivalents and investments decreased by 100 basis points, our interest income for the three months ended July 31, 2008 would have decreased by approximately $0.2 million. This estimate assumes that the decrease occurred on the first day of the fiscal year and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and investments.
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
     We maintain cash accounts that are denominated in British pound sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $7.9 million as of July 31, 2008, compared to our total cash, cash equivalents and short-term investment account balances of $96.5 million as of July 31, 2008. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2008 were recorded in Euros, British pound sterling or Australian dollars. If foreign currency exchange rates had fluctuated by 10% as of July 31, 2008, the impact on our foreign exchange gains and losses would have been $0.8 million.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of July 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2008. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 14, 2008.
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
     From the effective date of the registration statement through July 31, 2008, we used $0.7 million to construct demonstration wave power stations, $4.5 million to fund the continued development and commercialization of our PowerBuoy system, $2.0 million to expand our sales and marketing capabilities and $0.4 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in short-term, investment grade interest-bearing instruments, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.

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

Date: September 9, 2008

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Financial Officer (Principal Financial Officer)

Date: September 9, 2008

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