Form 10-Q
period 2008-10-31
Ocean Power Technologies, Inc.
filed 2008-12-10
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____________ to ____________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 28, 2008, the number of outstanding shares of common stock of the registrant was 10,210,354.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008
EX-10.1:	Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated September 23, 2008

EX-10.2:	Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008

EX-10.3:	Agreement between Ocean Power Technologies, Inc. and the Office of Naval Research of the US Navy dated October 31, 2008

EX-31.1:	CERTIFICATION

EX-31.2:	CERTIFICATION

EX-32.1:	CERTIFICATION

EX-32.2:	CERTIFICATION
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
     Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended April 30, 2008 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.
     You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2008	October 31, 2008
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$88,836,304	11,390,768
Short-term investments	—	45,934,653
Accounts receivable	1,728,637	988,285
Unbilled receivables	577,452	951,321
Other current assets	1,375,249	1,343,664

Total current assets	92,517,642	60,608,691

Property and equipment, net	628,454	808,307
Patents, net	717,288	785,274
Restricted cash	1,123,848	939,960
Long-term investments	12,233,437	32,285,422
Other noncurrent assets	330,296	1,237,328

Total assets	$107,550,965	96,664,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,457,575	1,231,338
Accrued expenses	4,490,008	3,616,379
Unearned revenues	699,752	375,888

Total current liabilities	6,647,335	5,223,605

Long-term debt	188,784	126,491
Deferred rent	16,237	18,943
Deferred credits	600,000	600,000

Total liabilities	7,452,356	5,969,039

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,210,354 shares	10,210	10,210
Additional paid-in capital	153,057,265	153,896,651
Accumulated deficit	(52,927,641)	(62,936,507)
Accumulated other comprehensive loss	(41,225)	(274,411)

Total stockholders’ equity	100,098,609	90,695,943

Total liabilities and stockholders’ equity	$107,550,965	96,664,982

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Revenues	$1,686,212	667,124	2,241,916	2,453,752
Cost of revenues	1,923,196	1,369,578	2,728,188	3,317,724

Gross loss	(236,984)	(702,454)	(486,272)	(863,972)

Operating expenses:
Product development costs	1,942,713	2,330,073	3,758,447	4,033,022
Selling, general and administrative costs	1,371,160	2,393,738	3,367,762	4,945,554

Total operating expenses	3,313,873	4,723,811	7,126,209	8,978,576

Operating loss	(3,550,857)	(5,426,265)	(7,612,481)	(9,842,548)
Interest income	1,343,877	514,446	2,788,163	1,062,038
Foreign exchange gain (loss)	336,164	(1,203,882)	515,658	(1,228,355)

Net loss	$(1,870,816)	(6,115,701)	(4,308,660)	(10,008,865)

Basic and diluted net loss per share	$(0.18)	(0.60)	(0.42)	(0.98)

Weighted average shares used to compute basic and diluted net loss per share	10,192,854	10,210,354	10,191,104	10,210,354

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2007	2008

Cash flows from operating activities:

Net loss	$(4,308,660)	(10,008,865)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(515,658)	1,228,355
Depreciation and amortization	121,135	144,233
Loss on disposal of equipment	—	256,378
Treasury note premium amortization	—	128,093
Compensation expense related to stock option grants and restricted stock	1,154,516	879,371
Deferred rent	2,706	2,706
Changes in operating assets and liabilities:
Accounts receivable	298,673	538,254
Unbilled receivables	(810,042)	(561,703)
Other current assets	(673,999)	(98,392)
Other noncurrent assets	—	(779,718)
Accounts payable	(285,200)	(56,328)
Accrued expenses	(1,295,886)	(784,535)
Unearned revenues	601,082	(323,864)

Net cash used in operating activities	(5,711,333)	(9,436,015)

Cash flows from investing activities:

Purchases of short-term investments	(8,968,170)	(52,845,078)
Maturities of short-term investments	17,358,316	6,910,425
Purchases of long-term investments	—	(20,180,078)
Purchases of equipment	(98,271)	(611,324)
Payments of patent costs	(36,376)	(97,188)
Investments in joint ventures and other noncurrent assets	(16,739)	—

Net cash provided by (used in) investing activities	8,238,760	(66,823,243)

Cash flows from financing activities:

Common stock issuance costs	(870,116)	—
Proceeds from exercise of stock options	53,296	—
Repayment of long-term debt	—	(42,801)

Net cash used in financing activities	(816,820)	(42,801)

Effect of exchange rate changes on cash and cash equivalents	464,992	(1,143,477)

Net increase (decrease) in cash and cash equivalents	2,175,599	(77,445,536)
Cash and cash equivalents, beginning of period	107,505,473	88,836,304

Cash and cash equivalents, end of period	$109,681,072	11,390,768

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses, at period end	$15,181	36,906
Capitalized patent costs financed through accounts payable, at period end	18,172	25,587
Capitalized investment in joint ventures financed through accrued expenses, at period end	—	173,703
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008 filed with the Securities and Exchange Commission (SEC) and elsewhere in this Form 10-Q.
(2) Summary of Significant Accounting Policies
(a) Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R.
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
(c) Revenue Recognition
     The Company recognizes revenue on government and commercial contracts under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. The Company recorded additional provisions related to anticipated losses on contracts of $221,000 and $452,000 during the three and six months ended October 31, 2008, respectively. Reserves related to loss contracts in the amounts of approximately $2,070,000 and $1,210,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2008 and October 31, 2008, respectively.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(d) Cash Equivalents
     Cash equivalents consist of investments in short-term financial instruments with maturities of three months or less from the date of purchase. Cash and cash equivalents include $15,617,000 and $3,066,000 of certificates of deposit with an initial term of less than three months at April 30, 2008 and October 31, 2008, respectively; $1,251,000 and $1,115,000 invested in a money market fund as of April 30, 2008 and October 31, 2008, respectively; and $70,881,000 and $4,500,000 invested in Treasury bills as of April 30, 2008 and October 31, 2008, respectively.
(e) Restricted Cash and Credit Facility
     As of October 31, 2008, the Company had $939,960 in cash restricted under the terms of a security agreement with Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit which are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., the Company’s UK subsidiary, under a €800,000 credit facility established by Barclays Bank for such subsidiary. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, and is cancelable at the discretion of the bank.
(f) Investment Securities
     Short-term investments consist primarily of certificates of deposits and Treasury bills with fixed maturity dates of more than 90 days but less than one year from the date of purchase. Short-term investments included $6,219,000 of certificates of deposit and $39,716,000 of Treasury bills at October 31, 2008. Long-term investments consist of Treasury notes with fixed maturity dates of more than one year from the date of purchase. Long-term investments included $12,233,000 and $32,285,000 of Treasury notes as of April 30, 2008 and October 31, 2008, respectively.
     The Company classifies all of its short-term and long-term investment securities as being held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield. Such amortization and accretion is included in the “Interest income” line item in the consolidated statements of operations. Interest income is recognized when earned.
(g) Property and Equipment
     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation expense was $49,717 and $63,889 for the three months ended October 31, 2007 and 2008, respectively, and $108,677 and $124,491 for the six months ended October 31, 2007 and 2008, respectively.
(h) Foreign Exchange Gains and Losses
     The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $9,646,000 and $4,469,000 as of April 30, 2008 and October 31, 2008, respectively. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(i) Patents
     External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $7,509 and $10,818 for the three months ended October 31, 2007 and 2008, respectively, and $12,458 and $19,693 for the six months ended October 31, 2007 and 2008, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of October 31, 2008 is estimated to be approximately $50,000 per year.
(j) Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company reviewed its long-lived assets for indicators of impairment in accordance with SFAS No. 144 and determined that no impairment review of its long-lived assets was necessary for the six months ended October 31, 2008.
(k) Concentration of Credit Risk
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
     The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues in any of the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
Customer	2007	2008	2007	2008
US Navy	67%	65%	61%	47%
Iberdrola and Total	27%	14%	27%	40%
Scottish Executive	6%	10%	12%	9%
US Department of Energy	—	11%	—	3%
     The loss of, or a significant reduction in revenues from, any of these customers could significantly impact the Company’s financial position or results of operations. The Company does not require collateral from its customers.
(l) Net Loss per Common Share
     Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of outstanding stock options, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.
     In computing diluted net loss per share, options to purchase 1,531,404 shares of common stock for the three and six months ended October 31, 2007 and 1,653,938 shares of common stock for the three and six months ended October 31, 2008 were excluded from the computations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(m) Stock-Based Compensation
     On May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 will be recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense, related to stock options, recorded in the consolidated statements of operations under SFAS No. 123R was approximately $402,000 and $379,000 for the three months ended October 31, 2007 and 2008, respectively and $1,155,000 and $839,000 for the six months ended October 31, 2007 and 2008, respectively.
Valuation Assumptions for Options Granted During the Six Months Ended October 31, 2008
     The fair value of each stock option granted during the six months ended October 31, 2008 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

Valuation Assumptions:	2007	2008
Risk-free interest rate	5.0%	3.7%
Expected dividend yield	0.0%	0.0%
Expected life	6.0 years	6.2 years
Expected volatility	77.8%	79.4%
The above assumptions were used to determine the weighted average per share fair value of $11.41 and $6.73 for stock options granted during the six months ended October 31, 2007 and 2008, respectively.
     During the six months ended October 31, 2008, 4,992 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the six months ended October 31, 2008 related to the shares was approximately $40,000, which represents the fair value on the date of grant. The shares were not issued as of October 31, 2008, and accordingly the liability was included in accrued expenses.
(n) Accounting for Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.
(o) Accumulated Other Comprehensive Loss
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(p) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 as issued is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 on May 1, 2008, except for the items covered by FSP FAS 157-2. The adoption of SFAS No. 157 did not have any impact on the Company’s consolidated financial statements.
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
     In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP FAS 157-1 amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. This exclusion, however, does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. The adoption of FSP FAS 157-1 did not have any impact on the Company’s consolidated financial statements.
     In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 for reporting as of October 31, 2008 did not have any impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on May 1, 2008 did not have any impact on the Company’s consolidated financial statements.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of SFAS No. 161.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently evaluating the impact of FSP FAS 142-3.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective November 15, 2008. The Company does not expect the adoption of SFAS No. 162 to have any impact on its consolidated financial statements.
     In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133 to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early application encouraged. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures. The Company expects to adopt FSP FAS 133-1 and FIN 45-4 on January 31, 2009 and does not expect a material impact on its consolidated financial statements.
(3) Accrued Expenses
     Included in accrued expenses at April 30, 2008 and October 31, 2008 were contract loss reserves of approximately $2,070,000 and $1,210,000, respectively, and accrued employee incentive payments of approximately $572,000 and $155,000, respectively. Accrued expenses at April 30, 2008 and October 31, 2008 also included legal and accounting fees of approximately $556,000 and $327,000, respectively, and accrued employee vacation of $143,000 and $167,000, respectively.
(4) Related-Party Transactions
     In August 1999, the Company entered into a consulting agreement with an individual for marketing services, which currently provides for a rate of $800 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $15,000 and $21,000 during the three months ended October 31, 2007 and 2008, respectively, and $31,000 during each of the six-month periods ended October 31, 2007 and 2008.
     Also see note 7 for an additional related-party transaction.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(5) Debt
     During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by July 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on July 15, 2012. Based upon the terms of the award, the Company has repaid approximately $61,000 and was required to repay an additional amount of approximately $63,000 as of October 31, 2008. The total amount of approximately $124,000 has reduced the Company’s long-term debt balance. The current payment required is included in accrued expenses in the accompanying consolidated balance sheet as of October 31, 2008.
(6) Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on May 1, 2007. During the six months ended October 31, 2008, the Company had no changes in uncertain tax positions. At October 31, 2008, the Company did not have any unrecognized tax benefits as a result of uncertain tax positions. The Company has net operating loss carryforwards that originated in years dating back to the tax year ended April 30, 1994. The tax years April 30, 1994 through April 30, 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.
(7) Deferred Credits
     During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheets as of April 30, 2008 and October 31, 2008. If, by December 31, 2012, the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). The Company has not received or sold any emission credits as of October 31, 2008.
(8) Common Stock
     On April 30, 2007, the Company completed an initial public offering in the United States on The NASDAQ Global Market by issuing 5,000,000 shares of its common stock for a purchase price of $20.00 per share, resulting in net proceeds to the Company of approximately $89,900,000.
(9) Preferred Stock
     In September 2003, the Company’s stockholders authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2008 and October 31, 2008, no shares of preferred stock had been issued.
(10) Stock Options
     Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 467,640 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of October 31, 2008.
     In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of October 31, 2008, the Company had issued or reserved 643,302 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares are authorized for issuance under the 2006 Stock Incentive Plan. As of October 31, 2008, the Company had issued options for 542,996 shares of common stock and had reserved an additional 260,219 shares of common stock available for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.
     Transactions under these option plans during the six months ended October 31, 2008 are as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)
Outstanding April 30, 2008	1,445,302	$14.61
Forfeited	(29,625)	13.69
Expired	(20,710)	16.76
Exercised	—	—
Granted	258,971	9.43

Outstanding October 31, 2008	1,653,938	13.79	5.5

Exercisable October 31, 2008	1,126,771	14.50	4.0
The total intrinsic value of outstanding and exercisable options as of October 31, 2008 was zero. As of October 31, 2008, approximately 464,000 additional options were expected to vest, which had zero intrinsic value and a weighted average remaining contractual term of 8.6 years. As of October 31, 2008, there was approximately $3,593,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a remaining weighted average period of 2.6 years. The Company normally issues new shares of common stock to satisfy option exercises under these plans.
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
     Geographic information is as follows:

	Three Months Ended October 31, 2007
	North America	Europe	Australia	Total
Revenues from external customers	$1,129,904	556,308	—	1,686,212
Operating loss	(2,573,605)	(933,469)	(43,783)	(3,550,857)
Long-lived assets	276,017	118,880	1,404	396,301
Total assets	113,073,249	1,732,803	41,347	114,847,399

	Three Months Ended October 31, 2008
	North America	Europe	Australia	Total
Revenues from external customers	$506,670	160,454	—	667,124
Operating loss	(4,680,636)	(621,037)	(124,592)	(5,426,265)
Long-lived assets	520,328	287,598	381	808,307
Total assets	91,551,813	5,056,006	57,163	96,664,982

	Six Months Ended October 31, 2007
	North America	Europe	Australia	Total
Revenues from external customers	$1,376,606	865,310	—	2,241,916
Operating loss	(5,740,196)	(1,755,962)	(116,323)	(7,612,481)
Long-lived assets	276,017	118,880	1,404	396,301
Total assets	113,073,249	1,732,803	41,347	114,847,399

	Six Months Ended October 31, 2008
	North America	Europe	Australia	Total
Revenues from external customers	$1,254,969	1,198,783	—	2,453,752
Operating loss	(8,333,191)	(1,303,695)	(205,662)	(9,842,548)
Long-lived assets	520,328	287,598	381	808,307
Total assets	91,551,813	5,056,006	57,163	96,664,982

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
     We were incorporated in New Jersey in April 1984, began commercial operations in 1994, and were re-incorporated in Delaware in 2007. We currently have six wholly-owned subsidiaries, which include Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, Oregon Wave Energy Partners I, LLC, Oregon Wave Energy Partners II, LLC, California Wave Energy Partners I, LLC and Fairhaven OPT OceanPower LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty. Ltd. Our revenues have been generated from research contracts and development and construction contracts relating to our wave energy technology. The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a still on-going project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, also entered into the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39 megawatt (MW) wave power station. In addition, we have entered into a contract with affiliates of Iberdrola and Total to assess the viability of a 2 to 5MW power station off the coast of France. In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150 kilowatt (kW) PowerBuoy demonstration system at Orkney, Scotland. In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy conducted an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System. In October 2008, we received a $3.0 million contract from the US Navy to expand the program and ocean-test an advanced version of our autonomous PowerBuoy for the Deep Water Active Detection System. In August 2007, we announced the award of a $0.5 million contract from PNGC Power, an Oregon-based electric power cooperative, providing funding toward the fabrication and installation of a 150kW PowerBuoy system off the coast of Oregon. In October 2008, we received a $2.0 million award from the US Department of Energy in support of the Oregon project. As of October 31, 2008, our backlog was $8.0 million, an increase of $4.3 million from July 31, 2008.
     For the three months ended October 31, 2008, we generated revenues of $0.7 million and incurred a net loss of $6.1 million, compared to revenues of $1.7 million and a net loss of $1.9 million for the three months ended October 31, 2007. For the six months ended October 31, 2008, we generated revenues of $2.5 million and incurred a net loss of $10.0 million, compared to revenues of $2.2 million and a net loss of $4.3 million for the six months ended October 31, 2007. As of October 31, 2008, our accumulated deficit was $62.9 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than revenues from government customers and will, within a few years, represent the majority of our revenues.

Financial Operations Overview
     The following describes certain line items in our consolidated statement of operations and some of the factors that affect our operating results.
Revenues
     We have historically generated revenues primarily from the development and construction of our PowerBuoy systems for demonstration purposes and, to a lesser extent, from customer-sponsored research and development. For the three months ended October 31, 2008 and 2007, we derived approximately 78% and 94%, respectively, of our revenues from government and commercial development and construction contracts and 22% and 6%, respectively, of our revenues from customer-sponsored research and development. For both of the six months ended October 31, 2008 and 2007, we derived approximately 88% of our revenues from government and commercial development and construction contracts and 12% of our revenues from customer-sponsored research and development. Generally, we recognize revenue under the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage of completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved.
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
     Our revenues for the three months ended October 31, 2008 decreased compared to the revenues for the three months ended October 31, 2007. The revenue decrease reflected a lower level of activity in connection with our Spain construction contract and our project with the US Navy at the US Marine Corps base in Oahu, Hawaii, as these projects neared completion. The Spain and Hawaii PowerBuoys were deployed in September and October 2008, respectively. For the six-month period ended October 31, 2008, revenue increased slightly compared to the same period in the prior year. The revenue increase reflected increases in revenue related to the autonomous PowerBuoy contract with the US Navy and the Spain construction project, which were partially offset by revenue decreases on the US Navy projects at the US Marine Corps base in Hawaii.
     Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. The US Navy accounted for 65% and 47% of our revenues for the three and six months ended October 31, 2008, respectively, and 67% and 61% of our revenues for the three and six months ended October 31, 2007, respectively. Iberdrola and Total accounted for 14% and 40% and of our revenues for the three and six months ended October 31, 2008, respectively, and 27% of our revenues for both the three and six months ended October 31, 2007. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than revenues from government customers and will, within a few years, represent the majority of our revenues.
     We currently focus our sales and marketing efforts on coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. During the three months ended October 31, 2008 and 2007, we derived 24% and 33%, respectively, of our revenues from outside the United States. During the six months ended October 31, 2008 and 2007, we derived 49% and 39%, respectively, of our revenues from outside the United States.
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
     We operated at a gross loss of $0.7 million and $0.2 million in the three months ended October 31, 2008 and 2007, respectively. We operated at a gross loss of $0.9 million and $0.5 million in the six months ended October 31, 2008 and 2007, respectively. Our ability to operate at a gross profit will depend on the nature of future contracts and on our success at increasing sales of our PowerBuoy systems and our ability to manage costs incurred on fixed price commercial contracts.

Product development costs
     Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs primarily relate to our efforts to increase the output of our utility PowerBuoy system, including the 150kW PowerBuoy system and, to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred, except for external patent costs, which we capitalize and amortize over a 17-year period commencing with the issuance date of each patent.
     Our product development costs increased in the three and six months ended October 31, 2008 compared to the three and six months ended October 31, 2007, primarily as a result of our work to continue to increase the output and efficiency of our PowerBuoy systems.
Selling, general and administrative costs
     Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems, and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.
     Our selling, general and administrative costs increased in the three and six months ended October 31, 2008 compared to the three and six months ended October 31, 2007. This increase is due to increased costs related to company growth and the expansion of our sales, marketing and business development capabilities. We expect our selling, general and administrative costs will continue to increase as we further grow the company and expand our sales operations and our marketing capabilities.
Interest income
     Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Prior to April 30, 2007, most of our cash, cash equivalents and bank-issued certificates of deposit resulted from the remaining proceeds of our October 2003 common stock offering on the AIM market of the London Stock Exchange. On April 30, 2007, we completed our initial public offering in the United States, which resulted in net proceeds to us of $89.9 million. Total cash, cash equivalents and short-term and long-term investments were $89.6 million as of October 31, 2008, compared to $109.7 million as of October 31, 2007. We anticipate that our interest income reported in fiscal 2009 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in cash, cash equivalents and investments, and lower interest rates.
Foreign exchange gain (loss)
     We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in US dollars and our functional currency is primarily the US dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and the British pound sterling, the Euro and the Australian dollar.
     We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $4.5 million as of October 31, 2008 and $14.3 million as of October 31, 2007, compared to our total cash, cash equivalents and short-term and long-term investments of $89.6 million as of October 31, 2008 and $109.7 million as of October 31, 2007. These foreign currency balances are translated at each month end to the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and six months ended October 31, 2008 and 2007 were recorded in Euros, British pound sterling or Australian dollars.
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

Results of Operations
Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2008
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2007 and 2008:

	Three Months Ended		Three Months Ended		Change 2008 Period to
	October 31, 2007		October 31, 2008		2007 Period
		As a % of		As a % of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Revenues	$1,686,212	100%	$667,124	100%	$(1,019,088)	(60)%
Cost of revenues	1,923,196	114	1,369,578	205	(553,618)	(29)

Gross loss	(236,984)	(14)	(702,454)	(105)	(465,470)	196

Operating expenses:
Product development costs	1,942,713	115	2,330,073	349	387,360	20
Selling, general and administrative costs	1,371,160	81	2,393,738	359	1,022,578	75

Total operating expenses	3,313,873	197	4,723,811	708	1,409,938	43

Operating loss	(3,550,857)	(211)	(5,426,265)	(813)	(1,875,408)	53
Interest income	1,343,877	80	514,446	77	(829,431)	(62)
Foreign exchange gain (loss)	336,164	20	(1,203,882)	(180)	(1,540,046)	(458)

Net loss	$(1,870,816)	(111)%	$(6,115,701)	(917)%	$(4,244,885)	227

Revenues
     Revenues decreased by $1.0 million in the three months ended October 31, 2008, or 60%, to $0.7 million as compared to $1.7 million in the three months ended October 31, 2007. The change in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system decreased by $1.1 million due primarily to a decrease in work on our Hawaii project for the US Navy and a wave power station off the coast of Spain, as these projects neared completion. The PowerBuoys related to the projects in Spain and Hawaii were deployed in September and October 2008, respectively.

•	Revenues relating to our autonomous PowerBuoy system increased $0.1 million as a result of work on our $1.7 million contract with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean. The in-ocean test of the PowerBuoy under this contract was completed in October 2008.
     Also, higher than expected costs upon completion of the autonomous PowerBuoy system for the US Navy’s data gathering program and the Hawaii project had an adverse effect on revenues for the three months ended October 31, 2008 which contributed to the gross loss.
Cost of revenues
     Cost of revenues decreased by $0.6 million, or 29%, to $1.4 million in the three months ended October 31, 2008, as compared to $1.9 million in the three months ended October 31, 2007. This decrease in cost of revenues reflected the decreased level of activity on the wave power station off the coast of Spain and the Hawaii project for the US Navy. The decrease in cost of revenues was partially offset by an increase in cost of revenues related to the autonomous PowerBuoy project for the US Navy and an additional $0.2 million of anticipated loss at completion on the contract for the wave power station off the coast of Spain. The additional anticipated loss was recognized based on a change in estimated costs associated with this contract and our decision in the fourth quarter of fiscal 2008 to absorb additional costs beyond our contractual obligation for initial cost overruns and certain other costs as set forth in the contract.

Product development costs
     Product development costs increased by $0.4 million, or 20% to $2.3 million in the three months ended October 31, 2008, as compared to $1.9 million in the three months ended October 31, 2007. The increase in product development costs was primarily attributable to our work to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.
Selling, general and administrative costs
     Selling, general and administrative costs increased $1.0 million, or 75%, to $2.4 million for the three months ended October 31, 2008, as compared to $1.4 million for the three months ended October 31, 2007. The increase was attributable to an increase of $0.2 million in professional fees, franchise taxes and costs incurred as a result of our being a public company in the United States, a $0.2 million increase in sales, marketing and business development activity and $0.6 million in additional payroll and incentive-based costs related to company growth.
Interest income
     Interest income decreased by $0.8 million, or 62%, to $0.5 million for the three months ended October 31, 2008, compared to $1.3 million for the three months ended October 31, 2007, due to a decrease in cash, cash equivalents and investments, and lower interest rates.
Foreign exchange gain (loss)
     Foreign exchange loss was $1.2 million for the three months ended October 31, 2008, compared to a foreign exchange gain of $0.3 million for the three months ended October 31, 2007. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.
Six Months Ended October 31, 2007 Compared to Six Months Ended October 31, 2008
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2007 and 2008:

	Six Months Ended		Six Months Ended		Change 2008 Period to
	October 31, 2007		October 31, 2008		2007 Period
		As a % of		As a % of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Revenues	$2,241,916	100%	$2,453,752	100%	$211,836	9%
Cost of revenues	2,728,188	122	3,317,724	135	589,536	22

Gross loss	(486,272)	(22)	(863,972)	(35)	(377,700)	78

Operating expenses:
Product development costs	3,758,447	168	4,033,022	164	274,575	7
Selling, general and administrative costs	3,367,762	150	4,945,554	202	1,577,792	47

Total operating expenses	7,126,209	318	8,978,576	366	1,852,367	26

Operating loss	(7,612,481)	(340)	(9,842,548)	(401)	(2,230,067)	29
Interest income	2,788,163	124	1,062,038	43	(1,726,125)	(62)
Foreign exchange gain (loss)	515,658	23	(1,228,355)	(50)	(1,744,013)	(338)

Net loss	$(4,308,660)	(192)%	$(10,008,865)	(408)%	$(5,700,205)	132

Revenues
     Revenues increased by $0.2 million in the six months ended October 31, 2008, or 9%, to $2.5 million, as compared to $2.2 million in the six months ended October 31, 2007. The change in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system decreased by $0.3 million primarily due to a decrease in work on our Hawaii project for the US Navy, partially offset by an increase in work on the first phase of construction of a 1.39MW wave power station off the coast of Spain.

•	Revenues relating to our autonomous PowerBuoy system increased $0.5 million as a result of work on our $1.7 million contract with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.
     Also, higher than expected costs upon completion of the autonomous PowerBuoy system for the US Navy’s data gathering program and the Hawaii project had an adverse effect on revenues for the six months ended October 31, 2008 which contributed to the gross loss.
Cost of revenues
     Cost of revenues increased by $0.6 million, or 22%, to $3.3 million in the six months ended October 31, 2008, as compared to $2.7 million in the six months ended October 31, 2007. This increase in cost of revenues reflected the higher level of activity on the first phase of construction of a 1.39MW wave power station off the coast of Spain and on the autonomous PowerBuoy for the US Navy, partially offset by a decrease in activity on the Hawaii project for the US Navy. The increase in costs also reflects the recognition of an additional $0.4 million of anticipated loss at completion on our contract for a wave power station off the coast of Spain. The additional anticipated loss was recognized based on a change in estimated costs associated with this contract and our decision in the fourth quarter of fiscal 2008 to absorb additional costs beyond our contractual obligation for initial cost overruns and certain other costs as set forth in the contract.
Product development costs
     Product development costs increased by $0.3 million, or 7% to $4.0 million in the six months ended October 31, 2008, as compared to $3.8 million in the six months ended October 31, 2007. The increase in product development costs was primarily attributable to our work to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase significantly over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.
Selling, general and administrative costs
     Selling, general and administrative costs increased $1.6 million, or 47%, to $4.9 million for the six months ended October 31, 2008, as compared to $3.4 million for the six months ended October 31, 2007. The increase was attributable to an increase of $0.3 million in professional fees, franchise taxes and costs incurred as a result of our being a public company in the United States, a $0.3 million increase in sales marketing and business development activity and $1.0 million in additional payroll and incentive-based costs related to company growth.
Interest income
     Interest income decreased by $1.7 million, or 62%, to $1.1 million for the six months ended October 31, 2008, compared to $2.8 million for the six months ended October 31, 2007, due to a decrease in cash, cash equivalents and investments, and lower interest rates.
Foreign exchange gain (loss)
     Foreign exchange loss was $1.2 million for the six months ended October 31, 2008, compared to a foreign exchange gain of $0.5 million for the six months ended October 31, 2007. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.
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
     At October 31, 2008, our total cash, cash equivalents and short-term and long-term investments were $89.6 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of term deposits with large commercial banks, Treasury bills and an investment in a money market fund. Our short-term investments consist primarily of certificates of deposits and Treasury bills with fixed maturity dates of more than 90 days but less than one year from the date of purchase, and other investments with current maturities of less than one year. Long-term investments consist of Treasury notes with maturities upon purchase in excess of one year.
     The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.
     Net cash used in operating activities was $9.4 million for the six months ended October 31, 2008 and $5.7 million for the six months ended October 31, 2007. The change was primarily the result of an increase in net loss of $5.7 million, partially offset by a change in foreign exchange gain (loss) of $1.7 million.
     Net cash used in investing activities was $66.8 million for the six months ended October 31, 2008 compared to net cash provided by investing activities of $8.2 million for the six months ended October 31, 2007. The change was primarily the result of a net increase in purchases of investments with maturities longer than 90 days during the six months ended October 31, 2008. Also, there was a $0.5 million increase in purchases of equipment during the six months ended October 31, 2008 as compared to the six months ended October 31, 2007.
     Net cash used in financing activities was approximately $43,000 for the six months ended October 31, 2008, compared to net cash used in financing activities of $0.8 million for the six months ended October 31, 2007. The cash used during the six months ended October 31, 2007 was primarily to pay accrued expenses related to our initial public offering in the United States.
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
     We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through fiscal 2010. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.
Off-Balance Sheet Arrangements
     Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We generally place our investments in money market funds, Treasury bills and notes, and certificates of deposit with maturities of less than one year. We actively manage our portfolio of cash equivalents and investments, but in order to ensure liquidity, we will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a change in interest rates would not have a material effect on the value of the portfolio. We do not have market risk exposure on our long-term debt because it consists of an interest-free loan from the New Jersey Economic Development Authority.
     Management estimates that had the average yield on our cash, cash equivalents and investments decreased by 100 basis points, our interest income for the six months ended October 31, 2008 would have decreased by approximately $0.5 million. This estimate assumes that the decrease occurred on the first day of the fiscal year and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and investments.
     We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in US dollars and our functional currency is primarily the US dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and the British pound sterling, the Euro and the Australian dollar.
     We maintain cash accounts that are denominated in British pound sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $4.5 million as of October 31, 2008, compared to our total cash, cash equivalents and investment account balances of $89.6 million as of October 31, 2008. These foreign currency balances are translated at each month end to the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the six months ended October 31, 2008 were recorded in Euros, British pound sterling or Australian dollars. If foreign currency exchange rates had fluctuated by 10% as of October 31, 2008, the impact on our foreign exchange gains and losses would have been approximately $0.5 million.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of October 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     From the effective date of the registration statement through October 31, 2008, we used $0.8 million to construct demonstration wave power stations, $5.7 million to fund the continued development and commercialization of our PowerBuoy system, $2.4 million to expand our sales and marketing capabilities and $0.5 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in investment grade interest-bearing instruments, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of shareholders was held on October 2, 2008. At the annual meeting, the shareholders voted on the following proposals:
Election of Directors
     Each nominee for director was elected by a vote of shareholders as follows:

Name	For	Withheld
Seymour S. Preston III	6,772,168	200,533
Paul F. Lozier	6,800,002	172,699
Thomas J. Meaney	6,210,510	762,191
George W. Taylor	6,212,721	759,980
Charles F. Dunleavy	6,212,996	759,705
Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm

	For	Against	Abstain
Ratification of KPMG LLP	6,858,260	36,798	77,643
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS

10.1 **	Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated September 23, 2008

10.2 **	Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008

10.3 **	Agreement between Ocean Power Technologies, Inc. and the Office of Naval Research of the US Navy dated October 31, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC. (Registrant)
By:	/s/ George W. Taylor
George W. Taylor
Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2008

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Financial Officer (Principal Financial Officer)

Date: December 10, 2008

EXHIBITS INDEX

10.1 **	Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated September 23, 2008

10.2 **	Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008

10.3 **	Agreement between Ocean Power Technologies, Inc. and the Office of Naval Research of the US Navy dated October 31, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.