Form 10-Q
period 2009-01-31
Ocean Power Technologies, Inc.
filed 2009-03-12
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of February 27, 2009, the number of outstanding shares of common stock of the registrant was 10,210,354.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30,	January 31,
	2008	2009
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$88,836,304	8,252,358
Short-term investments	—	45,122,085
Accounts receivable	1,728,637	198,257
Unbilled receivables	577,452	1,001,914
Other current assets	1,375,249	826,668

Total current assets	92,517,642	55,401,282

Property and equipment, net	628,454	862,690
Patents, net	717,288	861,174
Restricted cash	1,123,848	926,856
Long-term investments	12,233,437	32,205,332
Other noncurrent assets	330,296	1,636,976

Total assets	$107,550,965	91,894,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,457,575	529,946
Accrued expenses	4,490,008	3,113,232
Unearned revenues	699,752	288,341

Total current liabilities	6,647,335	3,931,519

Long-term debt	188,784	95,386
Deferred rent	16,237	20,296
Deferred credits	600,000	600,000
Other noncurrent liabilities	—	262,764

Total liabilities	7,452,356	4,909,965

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,210,354 shares	10,210	10,210
Additional paid-in capital	153,057,265	154,212,115
Accumulated deficit	(52,927,641)	(66,534,171)
Accumulated other comprehensive loss	(41,225)	(703,809)

Total stockholders’ equity	100,098,609	86,984,345

Total liabilities and stockholders’ equity	$107,550,965	91,894,310

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Revenues	$1,421,856	964,803	3,663,772	3,418,555
Cost of revenues	1,992,524	638,592	4,720,712	3,956,316

Gross profit (loss)	(570,668)	326,211	(1,056,940)	(537,761)

Operating expenses:
Product development costs	2,116,924	2,086,386	5,875,371	6,119,408
Selling, general and administrative costs	1,913,230	2,122,297	5,280,992	7,067,851

Total operating expenses	4,030,154	4,208,683	11,156,363	13,187,259

Operating loss	(4,600,822)	(3,882,472)	(12,213,303)	(13,725,020)

Interest income	1,057,850	372,931	3,846,013	1,434,969
Foreign exchange gain (loss)	(449,989)	(88,124)	65,669	(1,316,479)

Net loss	$(3,992,961)	(3,597,665)	(8,301,621)	(13,606,530)

Basic and diluted net loss per share	$(0.39)	(0.35)	(0.81)	(1.33)

Weighted average shares used to compute basic and diluted net loss per share	10,210,354	10,210,354	10,197,521	10,210,354

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(8,301,621)	(13,606,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(65,669)	1,316,479
Depreciation and amortization	181,105	219,833
Loss on disposal of equipment	—	259,855
Treasury note premium amortization	—	208,184
Compensation expense related to stock option grants and restricted stock	1,608,662	1,194,835
Deferred rent	4,059	4,059
Changes in operating assets and liabilities:
Accounts receivable	622,877	1,360,297
Unbilled receivables	(1,577,010)	(665,066)
Other current assets	(739,304)	407,838
Other noncurrent assets	—	(1,360,061)
Accounts payable	(160,196)	(714,451)
Accrued expenses	(1,103,711)	(1,232,617)
Unearned revenues	655,323	(411,411)
Other noncurrent liabilities	—	322,354

Net cash used in operating activities	(8,875,485)	(12,696,402)

Cash flows from investing activities:
Purchases of short-term investments	(8,968,170)	(79,889,353)
Maturities of short-term investments	17,358,316	34,767,268
Purchases of long-term investments	—	(20,180,078)
Purchases of equipment	(239,840)	(749,339)
Payments of patent costs	(70,752)	(191,027)
Investments in joint ventures and other noncurrent assets	(29,140)	—

Net cash provided by (used in) investing activities	8,050,414	(66,242,529)

Cash flows from financing activities:
Common stock issuance costs	(870,116)	—
Repayment of long-term debt	—	(42,801)
Proceeds from exercise of stock options	287,795	—

Net cash used in financing activities	(582,321)	(42,801)

Effect of exchange rate changes on cash and cash equivalents	(16,058)	(1,602,214)

Net decrease in cash and cash equivalents	(1,423,450)	(80,583,946)
Cash and cash equivalents, beginning of period	107,505,473	88,836,304

Cash and cash equivalents, end of period	$106,082,023	8,252,358

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$13,527	62,136
Capitalized patent costs financed through accounts payable	11,481	17,620
Capitalized investment in joint ventures financed through accrued expenses	—	171,312
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
(c) Revenue Recognition
     The Company recognizes revenue on government and commercial contracts under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. The Company’s provisions related to anticipated losses on contracts decreased by $3,000 during the three months ended January 31, 2009, and increased by $449,000 during the nine months ended January 31, 2009. Reserves related to loss contracts in the amounts of approximately $2,070,000 and $1,151,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2008 and January 31, 2009, respectively.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(d) Cash Equivalents
     Cash equivalents consist of investments in short-term financial instruments with maturities of three months or less from the date of purchase. Cash equivalents include $15,617,000 and $5,389,000 of certificates of deposit with an initial term of less than three months at April 30, 2008 and January 31, 2009, respectively; $1,251,000 and $1,595,000 invested in a money market fund as of April 30, 2008 and January 31, 2009, respectively; and $70,881,000 and zero invested in Treasury bills as of April 30, 2008 and January 31, 2009, respectively.
(e) Restricted Cash and Credit Facility
     As of January 31, 2009, the Company had $926,856 in cash restricted under the terms of a security agreement with Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., the Company’s UK subsidiary, under a €800,000 credit facility established by Barclays Bank for such subsidiary. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, and is cancelable at the discretion of the bank.
(f) Investment Securities
     Short-term investments consist primarily of certificates of deposits and Treasury bills with fixed maturity dates of more than three months but less than one year from the date of purchase. Short-term investments included $3,685,000 of certificates of deposit and $41,437,000 of Treasury bills at January 31, 2009. Long-term investments consist of Treasury notes with fixed maturity dates of more than one year from the date of purchase. Long-term investments included $12,233,000 and $32,205,000 of Treasury notes as of April 30, 2008 and January 31, 2009, respectively.
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
(g) Property and Equipment
     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation expense was $52,759 and $65,630 for the three months ended January 31, 2008 and 2009, respectively, and $161,435 and $190,121 for the nine months ended January 31, 2008 and 2009, respectively.
(h) Foreign Exchange Gains and Losses
     The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $9,646,000 and $5,979,000 as of April 30, 2008 and January 31, 2009, respectively. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(i) Patents
     External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $7,212 and $10,020 for the three months ended January 31, 2008 and 2009, respectively, and $19,670 and $29,712 for the nine months ended January 31, 2008 and 2009, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of January 31, 2009 is estimated to be approximately $52,000 per year.
(j) Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company reviewed its long-lived assets for indicators of impairment in accordance with SFAS No. 144 and determined that no impairment review of its long-lived assets was necessary during the nine months ended January 31, 2009.
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
     The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues in any of the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Customer	2008	2009	2008	2009
US Navy	42%	93%	54%	60%
Iberdrola and Total	41%	—	32%	29%
Scottish Executive	13%	2%	13%	7%
     The loss of, or a significant reduction in revenues from, any of these customers could significantly impact the Company’s financial position or results of operations. The Company does not require collateral from its customers.
(l) Net Loss per Common Share
     Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of outstanding stock options, were excluded from the diluted net loss per share calculation due to their anti-dilutive effect.
     In computing diluted net loss per share, options to purchase 1,491,297 shares of common stock for the three and nine months ended January 31, 2008 and 1,663,713 shares of common stock for the three and nine months ended January 31, 2009 were excluded from the computations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(m) Stock-Based Compensation
     On May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 will be recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense, related to stock options, recorded in the consolidated statements of operations under SFAS No. 123R was approximately $454,000 and $315,000 for the three months ended January 31, 2008 and 2009, respectively, and $1,609,000 and $1,155,000 for the nine months ended January 31, 2008 and 2009, respectively.
Valuation Assumptions for Options Granted During the Nine Months Ended January 31, 2009
     The fair value of each stock option granted during the nine months ended January 31, 2009 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

Valuation Assumptions:	2008	2009
Risk-free interest rate	4.8%	3.4%
Expected dividend yield	0.0%	0.0%
Expected life	6.0 years	6.3 years
Expected volatility	77.8%	79.4%
The above assumptions were used to determine the weighted average per share fair value of $11.08 and $6.37 for stock options granted during the nine months ended January 31, 2008 and 2009, respectively.
     During the nine months ended January 31, 2009, 4,992 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the nine months ended January 31, 2009 related to the shares was approximately $40,000, which represents the fair value on the date of grant. The shares were not issued as of January 31, 2009, and accordingly the liability was included in accrued expenses.
     On January 29, 2009, the Company awarded 40,000 nonvested shares of common stock with a fair value of $242,000 to employees of the Company. The shares vest through February 1, 2012 based on service and performance conditions. No expense related to these shares was recorded in the nine months ended January 31, 2009, since the shares were awarded at the end of the period.
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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective November 15, 2008. The adoption of SFAS No. 162 did not have any impact on the Company’s consolidated financial statements.
(3) Accrued Expenses
     Included in accrued expenses at April 30, 2008 and January 31, 2009 were contract loss reserves of approximately $2,070,000 and $1,151,000, respectively, and accrued employee incentive payments of approximately $572,000 and $268,000, respectively. Accrued expenses at April 30, 2008 and January 31, 2009 also included legal and accounting fees of approximately $556,000 and $491,000, respectively, and accrued employee vacation of $143,000 and $94,000, respectively.
(4) Related-Party Transactions
     In August 1999, the Company entered into a consulting agreement with an individual for marketing services, which currently provides for a rate of $800 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $18,000 and $15,000 during the three months ended January 31, 2008 and 2009, respectively, and $49,000 and $46,000 during the nine months ended January 31, 2008 and 2009, respectively.
     See note 7, Deferred Credits, for another related-party transaction.
(5) Debt
     During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by July 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on July 15, 2012. Based upon the terms of the award, the Company has repaid approximately $61,000 and was required to repay an additional amount of approximately $94,000 as of January 31, 2009. The total amount of approximately $155,000 has reduced the Company’s long-term debt balance. The current amount required to be repaid is included in accrued expenses in the accompanying consolidated balance sheet as of January 31, 2009.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(6) Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on May 1, 2007. During the nine months ended January 31, 2009, the Company had no changes in uncertain tax positions. At January 31, 2009, the Company did not have any unrecognized tax benefits as a result of uncertain tax positions. The Company has net operating loss carryforwards that originated in years dating back to the tax year ended April 30, 1994. The tax years April 30, 1994 through April 30, 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.
(7) Deferred Credits
     During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheets as of April 30, 2008 and January 31, 2009. If, by December 31, 2012, the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). The Company had not received or sold any emission credits as of January 31, 2009.
(8) Common Stock
     On April 30, 2007, the Company completed an initial public offering in the United States on The NASDAQ Global Market by issuing 5,000,000 shares of its common stock for a purchase price of $20.00 per share, resulting in net proceeds to the Company of approximately $89,900,000.
(9) Preferred Stock
     In September 2003, the Company’s stockholders authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2008 and January 31, 2009, no shares of preferred stock had been issued.
(10) Stock Options
     Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 463,890 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of January 31, 2009.
     In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of January 31, 2009, the Company had issued or reserved 629,452 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares are authorized for issuance under the 2006 Stock Incentive Plan. As of January 31, 2009, the Company had issued options for 570,371 shares of common stock and had reserved an additional 232,844 shares of common stock available for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.
     Transactions under these option plans during the nine months ended January 31, 2009 are as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)
Outstanding April 30, 2008	1,445,302	$14.61
Forfeited	(55,350)	12.55
Expired	(37,210)	18.97
Exercised	—	—
Granted	310,971	8.94

Outstanding January 31, 2009	1,663,713	13.52	5.4

Exercisable January 31, 2009	1,111,363	14.57	3.8

The total intrinsic value of outstanding and exercisable options as of January 31, 2009 was zero. As of January 31, 2009, 480,544 additional options were expected to vest, which had zero intrinsic value and a weighted average remaining contractual term of 8.6 years. As of January 31, 2009, there was approximately $3,272,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a remaining weighted average period of 2.2 years. The Company normally issues new shares of common stock to satisfy option exercises under these plans.
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
     Geographic information is as follows:

	Three Months Ended January 31, 2008
	North America	Europe	Australia	Total
Revenues from external customers	$650,246	771,610	—	1,421,856
Operating loss	(2,734,452)	(1,792,209)	(74,161)	(4,600,822)
Long-lived assets	354,769	123,210	1,142	479,121
Total assets	109,040,165	2,686,167	111,286	111,837,618

	Three Months Ended January 31, 2009
	North America	Europe	Australia	Total
Revenues from external customers	$945,652	19,151	—	964,803
Operating loss	(3,353,401)	(401,492)	(127,579)	(3,882,472)
Long-lived assets	513,223	349,260	207	862,690
Total assets	85,298,831	6,585,327	10,152	91,894,310

	Nine Months Ended January 31, 2008
	North America	Europe	Australia	Total
Revenues from external customers	$2,026,852	1,636,920	—	3,663,772
Operating loss	(8,474,648)	(3,548,171)	(190,484)	(12,213,303)
Long-lived assets	354,769	123,210	1,142	479,121
Total assets	109,040,165	2,686,167	111,286	111,837,618

	Nine Months Ended January 31, 2009
	North America	Europe	Australia	Total
Revenues from external customers	$2,200,621	1,217,934	—	3,418,555
Operating loss	(11,686,592)	(1,705,187)	(333,241)	(13,725,020)
Long-lived assets	513,223	349,260	207	862,690
Total assets	85,298,831	6,585,327	10,152	91,894,310

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
     We market our utility PowerBuoy system, which is designed to supply electricity to a local or regional power grid, to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. We market our autonomous PowerBuoy system, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our autonomous PowerBuoy system, including sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture. We also offer our customers operations and maintenance services for our PowerBuoy systems, which are expected to provide a source of recurring revenues. During the early stages of commercialization of our technology, systems deployed in the ocean may periodically require maintenance and repair of certain elements of the systems which in some cases may include retrieval of the buoys and redeployment. We view this as an expected aspect of our operations and the process of bringing our PowerBuoy product to a fully commercial status.
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
     For the three months ended January 31, 2009, we generated revenues of $1.0 million and incurred a net loss of $3.6 million, compared to revenues of $1.4 million and a net loss of $4.0 million for the three months ended January 31, 2008. For the nine months ended January 31, 2009, we generated revenues of $3.4 million and incurred a net loss of $13.6 million, compared to revenues of $3.7 million and a net loss of $8.3 million for the nine months ended January 31, 2008. As of January 31, 2009, our backlog was

$6.9 million, a decrease of $1.1 million from October 31, 2008. As of January 31, 2009, our accumulated deficit was $66.5 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than revenues from government customers and will eventually represent the majority of our revenues.
Financial Operations Overview
     The following describes certain line items in our consolidated statement of operations and some of the factors that affect our operating results.
Revenues
     We have historically generated revenues primarily from the development and construction of our PowerBuoy systems for demonstration purposes and, to a lesser extent, from customer-sponsored research and development. For the three months ended January 31, 2009 and 2008, we derived approximately 93% and 83%, respectively, of our revenues from government and commercial development and construction contracts and 7% and 17%, respectively, of our revenues from customer-sponsored research and development. For the nine months ended January 31, 2009 and 2008, we derived approximately 89% and 86%, respectively, of our revenues from government and commercial development and construction contracts and 11% and 14%, respectively, of our revenues from customer-sponsored research and development. Generally, we recognize revenue under the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage of completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved.
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
     Our revenues for the three months ended January 31, 2009 decreased compared to the revenues for the three months ended January 31, 2008. The revenue decrease reflected a lower level of activity in connection with our Spain construction contract as this project neared completion. The PowerBuoy related to the project in Spain was deployed for ocean testing in September 2008 and we have been working on improvements to the power take-off and control systems. Revenues also decreased as a result of a decrease in work for the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean. The decrease in revenue related to these projects was partially offset by an increase in revenue related to our Hawaii project for the US Navy. For the nine-month period ended January 31, 2009, revenue decreased compared to the same period in the prior year. The revenue decrease primarily reflected a decrease in work on our wave power station off the coast of Spain, our Hawaii project for the US Navy and our project with the Scottish Executive at Orkney, Scotland. The decrease in revenue was partially offset by an increase in work on our ocean data gathering related projects with the US Navy.
     Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. The US Navy accounted for 93% and 60% of our revenues for the three and nine months ended January 31, 2009, respectively, and 42% and 54% of our revenues for the three and nine months ended January 31, 2008, respectively. Iberdrola and Total accounted for zero and 29% and of our revenues for the three and nine months ended January 31, 2009, respectively, and 41% and 32% of our revenues for the three and nine months ended January 31, 2008, respectively. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than revenues from government customers and will eventually represent the majority of our revenues.
     We currently focus our sales and marketing efforts on coastal North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. During the three months ended January 31, 2009 and 2008, we derived 2% and 54%, respectively, of our revenues from outside the United States. During the nine months ended January 31, 2009 and 2008, we derived 36% and 45%, respectively, of our revenues from outside the United States.

Cost of revenues
     Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy system delivery and deployment expenses and anticipated losses at completion on some contracts.
     We operated at a gross profit of $0.3 million and a gross loss of $0.6 million in the three months ended January 31, 2009 and 2008, respectively. We operated at a gross loss of $0.5 million and $1.1 million in the nine months ended January 31, 2009 and 2008, respectively. Our ability to operate at a gross profit will depend on the nature of future contracts and on our success at increasing sales of our PowerBuoy systems and our ability to manage costs incurred on fixed price commercial contracts.
Product development costs
     Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs primarily relate to our efforts to increase the output of our utility PowerBuoy system, including the 150kW PowerBuoy system, and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred, except for external patent costs, which we capitalize and amortize over a 17-year period commencing with the issuance date of each patent.
     Our product development costs were approximately the same in the three and nine months ended January 31, 2009 compared to the three and nine months ended January 31, 2008, primarily reflecting our work to continue to increase the output and efficiency of our PowerBuoy systems.
Selling, general and administrative costs
     Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems, and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.
     Our selling, general and administrative costs increased in the three and nine months ended January 31, 2009 compared to the three and nine months ended January 31, 2008. This increase is due to increased costs related to company growth and the expansion of our sales, marketing and business development capabilities. We expect our selling, general and administrative costs will continue to increase as we further grow the company and expand our sales operations and our marketing capabilities.
Interest income
     Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Prior to April 30, 2007, most of our cash, cash equivalents and bank-issued certificates of deposit resulted from the remaining proceeds of our October 2003 common stock offering on the AIM market of the London Stock Exchange. On April 30, 2007, we completed our initial public offering in the United States, which resulted in net proceeds to us of $89.9 million. Total cash, cash equivalents and short-term and long-term investments were $85.6 million as of January 31, 2009, compared to $106.1 million as of January 31, 2008 and $101.1 million as of April 30, 2008. We anticipate that our interest income reported in fiscal 2009 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in cash, cash equivalents and investments, and lower interest rates.
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
     We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $6.0 million as of January 31, 2009, $12.4 million as of January 31, 2008 and $9.6 million as of April 30, 2008, compared to our total cash, cash equivalents and short-term and long-term investments of $85.6 million as of January 31, 2009, $106.1 million as of January 31, 2008 and $101.1 million as of April 30, 2008. These foreign currency balances are translated at each month end to the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and nine months ended January 31, 2009 and 2008 were recorded in Euros, British pound sterling or Australian dollars.
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
Results of Operations
Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2009
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2008 and 2009:

	Three Months Ended		Three Months Ended		Change 2009 Period to
	January 31, 2008		January 31, 2009		2008 Period
		As a % of		As a % of
	Amount	Revenues(1)	Amount	Revenues(1)	$ Change	% Change
Revenues	$1,421,856	100%	$964,803	100%	$(457,053)	(32)%
Cost of revenues	1,992,524	140	638,592	66	(1,353,932)	(68)

Gross profit (loss)	(570,668)	(40)	326,211	34	896,879	(157)

Operating expenses:
Product development costs	2,116,924	149	2,086,386	216	(30,538)	(1)
Selling, general and administrative costs	1,913,230	135	2,122,297	220	209,067	11

Total operating expenses	4,030,154	283	4,208,683	436	178,529	4

Operating loss	(4,600,822)	(324)	(3,882,472)	(402)	718,350	(16)
Interest income	1,057,850	74	372,931	39	(684,919)	(65)
Foreign exchange loss	(449,989)	(32)	(88,124)	(9)	361,865	(80)

Net loss	$(3,992,961)	(281)%	$(3,597,665)	(373)%	$395,296	(10)

(1)	Certain subtotals may not add due to rounding.
Revenues
     Revenues decreased by $0.4 million in the three months ended January 31, 2009, or 32%, to $1.0 million as compared to $1.4 million in the three months ended January 31, 2008. The change in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system decreased by $0.1 million due primarily to a decrease in work on our wave power station off the coast of Spain, as this project neared completion. The decrease in revenue was partially offset by an increase in revenue related to our Hawaii project for the US Navy.

•	Revenues relating to our autonomous PowerBuoy system decreased $0.3 million as a result of a decrease in work on projects with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.

Cost of revenues
     Cost of revenues decreased by $1.4 million, or 68%, to $0.6 million in the three months ended January 31, 2009, as compared to $2.0 million in the three months ended January 31, 2008. This decrease in cost of revenues reflected the decreased level of activity on the wave power station off the coast of Spain and the autonomous PowerBuoy projects for the US Navy. The decrease in cost of revenues was partially offset by an increase in cost of revenues related to the Hawaii project for the US Navy. A portion of the recognized revenue related to the Hawaii project had no corresponding cost of revenue, as a result of actual costs being less than previously estimated costs. Additionally, some costs related to activity during the current period had been previously accrued as contract loss reserves, resulting in no impact to cost of revenues during the current period.
Product development costs
     Product development costs were $2.1 million in both the three months ended January 31, 2009 and 2008. The product development costs were primarily attributable to our work to increase the power output of our utility PowerBuoy system, including the PB150, our 150kW PowerBuoy system. The structural design for the PB150 PowerBuoy was completed by December 31, 2008.
Selling, general and administrative costs
     Selling, general and administrative costs increased $0.2 million, or 11%, to $2.1 million for the three months ended January 31, 2009, as compared to $1.9 million for the three months ended January 31, 2008. The increase was primarily attributable to an increase of $0.3 million in additional payroll and incentive-based costs related to company growth.
Interest income
     Interest income decreased by $0.7 million, or 65%, to $0.4 million for the three months ended January 31, 2009, compared to $1.1 million for the three months ended January 31, 2008, due to a decrease in cash, cash equivalents and investments, and lower interest rates.
Foreign exchange loss
     Foreign exchange loss was $0.1 million for the three months ended January 31, 2009, compared to a foreign exchange loss of $0.4 million for the three months ended January 31, 2008. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.

Nine Months Ended January 31, 2008 Compared to Nine Months Ended January 31, 2009
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2008 and 2009:

	Nine Months Ended		Nine Months Ended		Change 2009 Period to 2008
	January 31, 2008		January 31, 2009		Period
		As a % of		As a % of
	Amount	Revenues(1)	Amount	Revenues(1)	$ Change	% Change
Revenues	$3,663,772	100%	$3,418,555	100%	$(245,217)	(7)%
Cost of revenues	4,720,712	129	3,956,316	116	(764,396)	(16)

Gross loss	(1,056,940)	(29)	(537,761)	(16)	519,179	(49)

Operating expenses:
Product development costs	5,875,371	160	6,119,408	179	244,037	4
Selling, general and administrative costs	5,280,992	144	7,067,851	207	1,786,859	34

Total operating expenses	11,156,363	305	13,187,259	386	2,030,896	18

Operating loss	(12,213,303)	(333)	(13,725,020)	(401)	(1,511,717)	12
Interest income	3,846,013	105	1,434,969	42	(2,411,044)	(63)
Foreign exchange gain (loss)	65,669	2	(1,316,479)	(39)	(1,382,148)	(2,105)

Net loss	$(8,301,621)	(227)%	$(13,606,530)	(398)%	$(5,304,909)	64

(1)	Certain subtotals may not add due to rounding.
Revenues
     Revenues decreased by $0.3 million in the nine months ended January 31, 2009, or 7%, to $3.4 million, as compared to $3.7 million in the nine months ended January 31, 2008. The change in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system decreased by $0.4 million primarily due to a decrease in work on our wave power station off the coast of Spain, as the project neared completion. The PowerBuoy related to the project in Spain was deployed in October 2008. Revenue also decreased on our project for the US Navy in Hawaii and on our project with the Scottish Executive at Orkney, Scotland.

•	Revenues relating to our autonomous PowerBuoy system increased $0.1 million as a result of work on projects with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.
Cost of revenues
     Cost of revenues decreased by $0.7 million, or 16%, to $4.0 million in the nine months ended January 31, 2009, as compared to $4.7 million in the nine months ended January 31, 2008. This decrease in cost of revenues reflected the decreased level of activity on the wave power station off the coast of Spain, the Hawaii project for the US Navy and the project for the Scottish Executive. The decrease in cost of revenues was partially offset by an increase in cost of revenues related to the autonomous PowerBuoy project for the US Navy. A portion of the recognized revenue related to the Hawaii project had no corresponding cost of revenue, as a result of actual costs being less than previously estimated costs. Additionally, some costs related to activity during the current period had been previously accrued as contract loss reserves, resulting in no impact to cost of revenues during the current period.
Product development costs
     Product development costs increased by $0.2 million, or 4% to $6.1 million in the nine months ended January 31, 2009, as compared to $5.9 million in the nine months ended January 31, 2008. The increase in product development costs was primarily attributable to our work to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system.

Selling, general and administrative costs
     Selling, general and administrative costs increased $1.8 million, or 34%, to $7.1 million for the nine months ended January 31, 2009, as compared to $5.3 million for the nine months ended January 31, 2008. The increase was attributable to an increase of $0.3 million in professional fees, franchise taxes and costs incurred as a result of our being a public company in the United States, a $0.2 million increase in sales marketing and business development activity and $1.3 million in additional payroll and incentive-based costs related to company growth.
Interest income
     Interest income decreased by $2.4 million, or 63%, to $1.4 million for the nine months ended January 31, 2009, compared to $3.8 million for the nine months ended January 31, 2008, due to a decrease in cash, cash equivalents and investments, and lower interest rates.
Foreign exchange gain (loss)
     Foreign exchange loss was $1.3 million for the nine months ended January 31, 2009, compared to a foreign exchange gain of $0.1 million for the nine months ended January 31, 2008. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.
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
     At January 31, 2009, our total cash, cash equivalents and short-term and long-term investments were $85.6 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of term deposits with large commercial banks, Treasury bills and an investment in a money market fund. Our short-term investments consist primarily of certificates of deposits and Treasury bills with fixed maturity dates of more than 90 days but less than one year from the date of purchase, and other investments with current maturities of less than one year. Long-term investments consist of Treasury notes with maturities in excess of one year from the date of purchase.
     The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.
     Net cash used in operating activities was $12.7 million for the nine months ended January 31, 2009 and $8.9 million for the nine months ended January 31, 2008. The change was primarily the result of an increase in net loss of $5.3 million, partially offset by a change in foreign exchange gain (loss) of $1.4 million.
     Net cash used in investing activities was $66.2 million for the nine months ended January 31, 2009 compared to net cash provided by investing activities of $8.1 million for the nine months ended January 31, 2008. The change was primarily the result of a net increase in purchases of investments with maturities longer than 90 days during the nine months ended January 31, 2009. Also, there was a $0.5 million increase in purchases of equipment during the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008.
     Net cash used in financing activities was approximately $43,000 for the nine months ended January 31, 2009, compared to net cash used in financing activities of $0.6 million for the nine months ended January 31, 2008. The cash used during the nine months ended January 31, 2008 was primarily to pay accrued expenses related to our initial public offering in the United States, partially offset by $0.3 million in proceeds from the exercise of stock options.

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
     Management estimates that had the average yield on our cash, cash equivalents and investments decreased by 100 basis points, our interest income for the nine months ended January 31, 2009 would have decreased by approximately $0.7 million. This estimate assumes that the decrease occurred on the first day of the fiscal year and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and investments.
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
     We maintain cash accounts that are denominated in British pound sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $6.0 million as of January 31, 2009, compared to our total cash, cash equivalents and investment account balances of $85.6 million as of January 31, 2009. These foreign currency balances are translated at each month end to the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the nine months ended January 31, 2009 were recorded in Euros, British pound sterling or Australian dollars. If foreign currency exchange rates had fluctuated by 10% as of January 31, 2009, the impact on our foreign exchange gains and losses would have been approximately $0.6 million.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of January 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
     On April 30, 2007, we sold 5,000,000 shares of our common stock in our initial public offering in the United States at a price of $20.00 per share, pursuant to a registration statement on Form S-1 (File No. 333-138595), which was declared effective by the SEC on April 24, 2007. The managing underwriters in the offering were UBS Securities LLC, Banc of America Securities LLC and Bear, Stearns & Co., Inc. The underwriting discounts and commissions and offering expenses payable by us aggregated $10.1 million, resulting in net proceeds to us of $89.9 million.
     From the effective date of the registration statement through January 31, 2009, we used $0.8 million to construct demonstration wave power stations, $7.4 million to fund the continued development and commercialization of our PowerBuoy system, $2.7 million to expand our sales and marketing capabilities and $0.6 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in investment grade interest-bearing instruments, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.

Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
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

OCEAN POWER TECHNOLOGIES, INC. (Registrant)
By:	/s/ Mark R. Draper
Mark R. Draper
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2009

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Financial Officer (Principal Financial Officer)

Date: March 12, 2009

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