Form 10-K
period 2009-04-30
Ocean Power Technologies, Inc.
filed 2009-07-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $50.8 million based on the closing sale price of the of the registrant’s common stock on that date as reported on the Nasdaq Global Market.

The number of shares outstanding of the registrant’s common stock as of June 30, 2009 was 10,210,354.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of the Form 10-K into Which Incorporated

Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders	III

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

We currently offer two products as part of our line of PowerBuoy® systems: a utility PowerBuoy system and an autonomous PowerBuoy system. Our PowerBuoy system is based on modular, ocean-going buoys, which we have been ocean testing for over a decade. The rising and falling of the waves moves the buoy-like structure creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology using proven equipment and processes in novel applications. Our two products are designed for the following applications:

•	Our utility PowerBuoy system is capable of supplying electricity to a local or regional electric power grid. Our wave power stations will be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems, plus the remaining components required to deliver electricity to a power grid. We intend to sell our utility PowerBuoy system to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. In July 2007, our PowerBuoy interface with the electrical utility power grid was certified as compliant with international standards. An independent laboratory provided testing and evaluation services to certify that our systems comply with designated national and international standards. The PowerBuoy grid interface will bear the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid.

•	Our autonomous PowerBuoy system is designed to generate power for use independent of the power grid in remote locations. There are a variety of potential applications for this system, including sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

Our product development and engineering efforts are focused on increasing the peak-rated output of our utility PowerBuoy system from the current 40 kiloWatt (kW), and, to a lesser extent, researching and developing new products, product applications and complementary technologies. We believe that, by increasing the maximum related output of our utility PowerBuoy system, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kiloWatt hour of the energy generated. We expect that our first 150kW PowerBuoy will be constructed and ready for deployment by the end of 2009, and the design of our 500kW PowerBuoy will be completed in mid-2011. We have made substantial progress in the design, analysis and commencement of fabrication of what we believe to be the first utility-grade underwater substation, or pod, for wave power. The pod serves as the point at which energy generated by multiple PowerBuoys is aggregated and the voltage is increased, prior to transmission ashore and being fed into the power grid. The required switching and protection circuits for the individual PowerBuoys are also included in the pod.

In addition, we are focusing on expanding our key commercial opportunities for both the utility and the autonomous PowerBuoy systems. We currently have commercial relationships with the following:

•	Iberdrola S.A., or Iberdrola, which is a large electric utility company located in Spain and one of the largest renewable energy producers in the world, Total S.A., or Total, which is one of the world’s largest oil and gas companies, and two Spanish governmental agencies, for the first phase of the construction of a wave power station off the coast of Santoña, Spain.

•	The United States Navy, to develop and build wave power systems at the US Marine Corps Base in Hawaii.

•	The Scottish Government, to develop a 150kW PowerBuoy for deployment at the Orkney Islands European Marine Energy Center.

•	Pacific Northwest Generating Cooperative (PNGC Power) and the US Department of Energy, both of which are providing funding toward the fabrication and ocean installation of a 150kW PowerBuoy near Reedsport, Oregon.

•	The United States Navy, to provide PowerBuoy technology to a unique program for ocean data gathering. Under this program, the Navy will conduct an ocean test of an advanced design of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System.

As part of our marketing efforts, we use demonstration wave power stations to establish the feasibility of wave power generation. In addition to the demonstration PowerBuoy system that we have operated off the coast of New Jersey, we are also planning to develop and operate two additional demonstration wave power stations, with one to be located off the coast of Reedsport, Oregon and the other to be located near Cornwall, England. We plan to generate revenue from the demonstration wave power stations off Cornwall and Reedsport by selling electricity to utilities.

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

•	Rising cost of fossil fuels. Although subject to short-term fluctuations, the cost of fossil fuel used to generate electricity has been generally rising and is likely to continue to rise in the future.

•	Dependence on energy from foreign sources. Many countries, including the United States, Japan and much of Europe, depend on foreign resources for a majority of their domestic energy needs. Concerns over political and economic instability in some of the leading energy producing regions of the world are encouraging consuming countries to diversify their sources of energy.

•	Environmental concerns. Environmental concerns regarding the by-products of fossil fuels have led many countries and several US states to agree to reduce emissions of carbon dioxide and other gases associated with the use of fossil fuels and to adopt policies promoting the development of cleaner technologies.

•	Government incentives. Many countries have adopted policies to provide incentives for the development and use of renewable energy sources, such as subsidies to encourage the commercialization of renewable energy power generation.

•	Infrastructure constraints. In many parts of the world, the existing electricity infrastructure is insufficient to meet projected, and in some places existing, demand. Expansion of generating capacity from existing energy sources is frequently hindered by significant regulatory, political and economic constraints.

As a result of these and other factors, the EIA projects that grid-connected renewable generating capacity will continue to grow over the next 25 years.

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

There are a variety of benefits to using wave energy for electricity generation.

•	Scalability within a small site area. Due to the tremendous energy in ocean waves, wave power stations with high capacity — 50 MegaWatts (MW) and above — can be installed in a relatively small area. We estimate that, upon completion of the development of our 500kW PowerBuoy system, we would be able to construct a wave power station that would occupy approximately one-tenth of the ocean surface occupied by an offshore wind power station of equivalent capacity.

•	Predictability. The supply of electricity from wave energy can be forecasted in advance. The amount of energy a wave hundreds of miles away will have when it arrives at a wave power station days later can be calculated based on satellite images and meteorological data with a high degree of accuracy. Power producers can use this information to develop sourcing plans to meet their short-term electricity needs.

•	Constant source of energy. The annual flow of waves at specific sites can be relatively constant. Based on our studies and analysis of our target sites, we believe our wave power stations will be able to produce usable electricity for approximately 90% of all hours during a year.

•	Close to population centers. The proximity of wave energy resources to large population areas means that power transmission infrastructure is often already in place and may be utilized for wave energy generation projects.

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

Pictured below is our 40kW PowerBuoy system at our facilities in New Jersey, which was installed in the ocean off the coast of New Jersey.

Our PowerBuoy system consists of a floating buoy-like device that is loosely moored to the seabed so that it can freely move up and down in response to the rising and falling of the waves, as well as a power take-off device, an electrical generator, a power electronics system and our control system, all of which are sealed in the unit.

The power take-off device converts the mechanical stroking created by the movement of the unit caused by ocean waves into rotational mechanical energy, which, in turn, drives the electrical generator. The power electronics system then conditions the output from the generator into usable electricity. The operation of the PowerBuoy system is controlled by our customized control system.

The control system uses sophisticated sensors and an onboard computer to continuously monitor the PowerBuoy subsystems as well as the height, frequency and shape of the waves interacting with the PowerBuoy system. The control system collects data from the sensors and uses proprietary algorithms to electronically adjust the performance of the PowerBuoy system in real-time and on a wave-by-wave basis. By making these electrical adjustments automatically, the PowerBuoy system is able to maximize the amount of usable electricity generated from each wave. We believe that this ability to optimize the performance of the PowerBuoy system in real-time is a significant advantage of our product.

In the event of storm waves larger than 23 feet, the control system for the PB150 automatically locks down the PowerBuoy system and electricity generation is suspended. When the wave heights return to a normal operating range of 23 feet or less, the control system automatically unlocks the PowerBuoy system and electricity generation and transmission recommence. This safety feature prevents the PowerBuoy system from being damaged by the increased amount of energy in storm waves.

Our 40kW PowerBuoy system has a maximum diameter of 12 feet near the surface, and is 52 feet long, with approximately 13 feet of the PowerBuoy system protruding above the surface of the ocean. Larger PowerBuoy systems will be longer and have a larger diameter. For example, our 150kW PowerBuoy system is expected to have a maximum diameter of approximately 36 feet and be approximately 135 feet long with approximately 30 feet protruding above the ocean surface.

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

We refer to the entire utility power generation system at one location as a wave power station, which can either be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems connected to an underwater cable to transmit the electricity to shore. Our system is designed to be scalable, as multiple PowerBuoy units can be integrated to create a wave power station with a larger output capacity. An array of PowerBuoy systems would typically be arranged in three staggered rows parallel to the incoming wave front to form a long rectangle. This staggered arrangement would maximize the level of wave energy that the wave power station can capture.

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

Status of Utility PowerBuoy Systems

We expect that our first 150kW PowerBuoy will be ready for deployment by the end of 2009, and the design of our 500kW PowerBuoy will be completed in mid-2011.

In addition, we have made substantial progress in the design, analysis and commencement of fabrication of what we believe to be the first utility-grade underwater substation, or pod, for wave power. The pod serves as the point at which energy generated by multiple PowerBuoys is aggregated and the voltage is increased, prior to transmission ashore and being fed into the power grid. The required switching and protection circuits for the individual PowerBuoys are also included in the pod. Construction of our first commercial pod is now in progress, in connection with our wave power project located off the coast of Santoña, Spain.

Our PowerBuoy interface with the electrical utility power grid has been certified as compliant with international standards. An independent laboratory provided testing and evaluation services to certify that our systems comply with designated national and international standards. The PowerBuoy grid interface bears the ETL listing mark, and can be connected to the utility grid.

Autonomous PowerBuoy System

The autonomous PowerBuoy system is based on similar technology to the utility PowerBuoy system, but is designed for electricity generation of relatively low amounts of power for use independent of the power grid in remote locations. The autonomous PowerBuoy system currently has a maximum rated output ranging from 300 Watts to 40kW, depending on the application. Our autonomous PowerBuoy system is designed to operate anywhere in the ocean and in any depth of water.

We expect that autonomous PowerBuoy systems will generally be suitable for use on a stand-alone basis for providing power for specific applications in deep ocean conditions.

Status of Autonomous PowerBuoy Systems

We have received several contracts from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this program, the Navy has conducted an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System and we have received a contract for the next phase of work under this program. This new contract is for ocean testing by the Navy of an advanced version of the autonomous PowerBuoy for the Navy’s operational requirements.

Our Competitive Advantages

We believe that our technology for generating electricity from wave energy and our commercial relationships give us several potential competitive advantages in the renewable energy market.

Our PowerBuoy system uses an ocean-tested technology to generate electricity.

•	We have been conducting ocean tests for over a decade in order to demonstrate the viability of our technology. We initiated our first ocean installation in 1997 and have had several deployments of our systems for testing and operation since then, the longest of which has had continuous operation of 12 months. Our PowerBuoy systems have survived several hurricanes and winter storms while installed in the ocean.

Our PowerBuoy system’s grid connection has been certified.

•	In July 2007, we announced that our PowerBuoy grid connection system had been certified as compliant with designated national and international standards. This qualifies our technology for integration into utility grid systems.

Our PowerBuoy system design is efficient in harnessing wave energy.

•	Our PowerBuoy system is designed to efficiently convert wave energy into electricity by using onboard sensors to detect actual wave conditions and then to automatically adjust, or “tune” the performance of the generator using our proprietary electrical and electronics-based control systems in response to that information.

•	One measure of the efficiency of an electric power generation system is load factor. The load factor is the percent of kiloWatt hours produced by a system in a given period as compared to the maximum kiloWatt hours that could be produced by the system in that period. A high load factor indicates a high degree of utilization of the capacity of the system and provides a means to compare the effectiveness of different energy sources. Since we have not yet operated a complete wave power station, we do not have a measured load factor. However, based on our research and analysis, we believe the design load factor for a PowerBuoy wave power station located at most of our targeted sites would be favorably positioned in the range of 30% to 45%, as compared to other renewable energy services.

Numerous potential sites for our wave power stations are located near major population centers worldwide.

•	Our systems are designed to work in sites with average annual wave energy of at least 20kW per meter of wave front, which can be found in many coastal locations around the world. In particular, we are currently targeting the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. These potential sites not only have appropriate natural resources for harnessing wave energy, but they are also located near large population centers with significant and increasing electricity requirements and access to existing power transmission infrastructure.

We have significant commercial relationships.

•	Our current projects with Iberdrola, PNGC Power, the Scottish Government, and the US Department of Energy provide us with an initial opportunity to sell our wave power stations for utility applications. By collaborating with leaders in renewable energy development, we believe we are able to accelerate both our in-house knowledge of the utility power generation market and our reputation as a credible renewable energy equipment supplier. If these projects are successful, we intend to leverage our experiences with our projects to add wave power stations, new customers and complementary revenue streams from operations and maintenance contracts.

•	With the funding from the US Navy, we have been able to refine our PowerBuoy system while simultaneously preparing for commercial deployment to address a particular customer need. We believe that the successful deployment of our PowerBuoy systems for the US Navy will significantly enhance market visibility.

Our PowerBuoy system has the potential to offer a cost competitive renewable energy power generation solution.

•	Our product development and engineering efforts are focused on increasing the maximum rated output of the design of our utility PowerBuoy system from the current 40kW. Assuming we are able to reach manufacturing levels of at least 300 units of 500kW PowerBuoy systems per year, we believe, based upon our research and analysis, that the economies of scale we would have with our fabricators would allow us to offer a renewable electricity solution that competes with other existing renewables in key markets. We expect to complete the design of our 500kW PowerBuoy in mid-2011.

•	Prior to achieving full production levels of the 500kW PowerBuoy system, if we achieve economies of scale for our 150kW PowerBuoy systems, we expect to be able to offer a renewable electricity solution that competes with the price of electricity in certain local markets where the current retail price of electricity is relatively high or where sufficient subsidies are available.

Our systems are environmentally benign and aesthetically non-intrusive.

•	We believe that our PowerBuoy system does not present significant risks to marine life and does not emit significant levels of pollutants. In connection with our project at the US Marine Corps Base in Hawaii, our customer, the US Navy, obtained an independent environmental assessment of our PowerBuoy system prior to installation, as required by the National Environmental Policy Act. This assessment resulted in a Finding of No Significant Impact, the highest such level of approval. Although our project for the US Navy only contemplates an array of up to six PowerBuoy systems in Hawaii, we believe that PowerBuoy systems deployed in other geographic locations, including larger PowerBuoy systems under development and multiple-system wave power stations, would have minimal environmental impact due to the physical similarities with the tested system.

•	Since our PowerBuoy systems are typically located one to five miles offshore, PowerBuoy wave power stations are usually not visible from the shore. Visual impact is often cited as one of the reasons that many communities have opposed plans to develop power stations, in particular wind power stations. Our PowerBuoy system has the distinct advantage of having only a minimal visual profile. Only a small portion of the unit is visible at close range, with the bulk of the unit hidden below the water.

Customers/Projects

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Fiscal	Fiscal	Fiscal
Customer	2009	2008	2007

US Navy	67%	58%	54%
Iberdrola and Total	18%	31%	35%
Scottish Government	8%	10%	4%
US Department of Energy	4%	—	—

We expect an increasing proportion of our future revenues to be contributed by commercial customers.

Our potential customer base for our utility PowerBuoy systems consists of public utilities, independent power producers and other governmental entities and agencies. Our potential customer base for our autonomous PowerBuoy systems consists of different public and private entities who use electricity in and near the ocean. Our efforts to identify new customers are concentrated on four geographic markets: the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. Our efforts to identify new customers are currently led and coordinated by our Executive Chairman and our Vice President of Business Development and Marketing. We also use consultants and other personnel to assist us in locating potential customers.

Spain Project

In July 2004, we entered into a development agreement, which we refer to as the Spain development agreement, with Iberdrola Energias Renovables II, S.A. (Iberdrola Energias), an affiliate of Iberdrola, Sociedad para el Desarrollo Regional de Cantabria, S.A., or SODERCAN, which is the industrial development agency of the Spanish region of Cantabria, and Instituto para la Diversificacion y Ahorro de la Energia, S.A., or IDAE, a Spanish government agency dedicated to energy conservation and diversification efforts, to jointly study the possibility of developing a wave power station off the coast of Santoña located in the Cantabria region in northern Spain. Total

Eolica S.A., an affiliate of Total, joined the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, which included an assessment of wave energy resources at the site, a feasibility analysis for deployment at the site, a determination of capacity and design, and an estimation of investments needed for the project as well as anticipated costs for operation, maintenance and repairs. Expenses associated with this phase were shared among the parties to the agreement based on agreed upon percentages.

In July 2006, Iberdrola Energias Marinas de Cantabria, S.A., or Iberdrola Cantabria, was formed for the purpose of constructing and operating a wave power station off the coast of Santoña, Spain. Iberdrola Energias is the largest shareholder of Iberdrola Cantabria. Total Eolica, SODERCAN, IDAE and we each have minority ownership positions. Funding is shared among the parties to the agreement based on agreed upon percentages that reflect the parties’ anticipated ownership interest in the wave power station. We own 10% of Iberdrola Cantabria.

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station off the coast of Santoña, Spain, with our customer, Iberdrola Cantabria. We refer to this agreement as the Spain construction agreement. Iberdrola Cantabria was formed by affiliates of Iberdrola and Total, two Spanish governmental agencies and us for the purpose of constructing and operating a wave power station off the coast of Spain. Under the Spain construction agreement, we agreed to manufacture and deploy by no later than December 31, 2009 one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems that together are contemplated to constitute a 1.39MW wave power station. In February 2008, the Spain construction agreement was amended to provide for the current phase of the construction of the 1.39MW wave power station to include the manufacture and deployment of one 40kW PowerBuoy system plus the fabrication of the underwater power transmission cable and underwater substation for all ten PowerBuoy systems. The terms of the installation of the underwater transmission cable and underwater substation will be separately negotiated, and, if so agreed, are expected to provide for additional funding for the installation work.

The initial PB40 PowerBuoy system for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. We are currently in discussions with Iberdrola Cantabria regarding the nature and costs of these improvements and their effects on plans for the redeployment of the buoy and the next phases of the project. Because the amended Spain construction agreement does not cover the terms for deployment of the underwater transmission cable and substation and the manufacture and deployment of the nine additional PowerBuoy units, we will need to enter into a subsequent contract with Iberdrola Cantabria before we complete these elements of construction of the full wave power station. In addition, if we and Iberdrola Cantabria decide not to redeploy the PB40 PowerBuoy, the total contract value for the current phase of the contract may be reduced. If we are unable to successfully meet the terms of the Spain construction agreement, or if we are not able to successfully negotiate a subsequent contract or contracts with Iberdrola Cantabria for the manufacture and deployment of the nine additional PowerBuoy units, or if Iberdrola Cantabria were to terminate the Spain construction agreement for any of these reasons, we may lose a component of our current and anticipated revenue stream. If we are unable to agree to the necessary contract modifications, Iberdrola Cantabria will have the right to terminate the agreement if the first phase of construction is not completed by December 31, 2009 for reasons attributable to us, or if we interrupt our services for more than 180 days and do not resume within a 30-day period, or for a serious and repeated breach of a major obligation that is not cured within a 30-day period after we receive notice of the breach. In addition, we have made guarantees to Iberdrola Cantabria associated with the current phase of construction in respect of the quality, repair and replacement of the 40kW PowerBuoy system and ocean-based substation and the level of power output of the 40kW PowerBuoy system. If we are found to be in default of our obligations under the Spain construction agreement, Iberdrola Cantabria will have the right to seek reimbursement for direct damages only, limited to amounts specified in the contract.

Under the terms of the agreement, our revenues are limited to reimbursement for our construction costs without any mark-up. In addition, we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. We have recognized an anticipated loss of $4.2 million under this contract. Our estimates of the project’s costs may increase in the future, and we may elect to incur the additional costs and continue the project, to seek other suppliers for the materials or services related to the cost increases or to terminate the agreement. Any of such outcomes may have a material adverse effect on our financial condition and results of operations. The anticipated loss of $4.2 million under the Spain construction agreement includes costs incurred to date and our current estimate of other amounts we may be required to bear under the agreement and reflects our estimate of potential reductions in milestone amounts billable under the current phase of the agreement.

Pictured below are views of our 40kW-rated PowerBuoy system during tow-out to the deployment site off Santoña, Spain, and after deployment.

We are paid under the Spain construction agreement as we complete certain milestones for a total potential payment for the current phase of construction of approximately €2.7 million. As of April 30, 2009, we had recognized revenue of approximately $2.9 million and an anticipated loss of $4.2 million under the Spain construction agreement. The anticipated loss at completion of the contract also reflects our decision made in the fourth quarter of fiscal year 2008 to absorb $1.9 million of additional costs of the project beyond our obligation for the initial cost overruns and certain other costs as set forth in the agreement. This decision was based on the progress of the project to date, the benefits to be derived from a successful initial project and the prospect of incremental contract value to be received in connection with additional work under this contract.

Scotland Project

In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150kW grid-connected PowerBuoy system at the European Marine Energy Centre (EMEC) in Orkney, Scotland. EMEC is a test facility for marine energy technologies, for which the Scottish Government has built the infrastructure for grid connection. In 2008, we signed a Berth Agreement with EMEC. This agreement provides for the deployment and operation of PowerBuoys as well as their connection to the wave energy berth’s dedicated 2MW subsea cable already installed and connected to the Scottish grid. The Berth Agreement also enables us to sell power to the grid up to the 2MW capacity limit. The design phase of the buoy has been completed and construction is underway, we have completed the mechanical elements of the power-take-off system, and we have awarded the steel fabrication contract for the PowerBuoy structure. We expect the buoy to be ready for deployment by the end of 2009. As of April 30, 2009, we have recognized $0.9 million in revenue associated with this project.

US Navy

Since September 2001, we have entered into a series of contracts with the United States Office of Naval Research for the development and construction of wave power systems at the Marine Corps Base in Oahu, Hawaii. In September 2007, we received $1.9 million of additional funding under this program, plus another $1.4 million in early 2009. Under the contract for the current phase of the project, which was entered into in September 2005 and expires in December 2009, we are reimbursed for costs and paid a fixed fee for total potential revenue of $5.5 million. In November 2008, we deployed a 40kW rated PowerBuoy at the Marine Corps Base. After an initial testing period during which the power produced was in accord with our predictive models, the buoy was removed from the water for maintenance and upgrade. The PowerBuoy is expected to be re-deployed during the summer of 2009.

Pictured below are views of our 40kW-rated PowerBuoy system being lowered into the ocean in Oahu, and after deployment.

In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this first 18-month program, the Navy conducted in October 2008 an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System. Following that ocean test, we received a new $3.0 million contract for participation in the second phase of the program, for the building of an advanced version of our autonomous PowerBuoy for the Navy’s operational requirements. In addition, we will support the Navy’s ocean test procedures in the areas of mooring design, at sea operations and deployment.

Reedsport, Oregon Project

In February 2007, the US Federal Energy Regulatory Commission (FERC) granted us a preliminary permit to evaluate the feasibility of a location off the coast of Reedsport, Oregon for the proposed construction and operation of a wave power station with an anticipated maximum rated output of 50MW, of which up to the first 2MW would be a demonstration wave power station. In February 2007, we signed a cooperative agreement with PNGC Power, an Oregon-based electric power cooperative, as our utility partner for the development of a wave power station. In July 2007, we filed a Pre-Application Document and Notice of Intent with FERC for the Reedsport project, which provides notice of our intent to seek a license for the Reedsport wave park and information regarding the project. We believe this was the first Pre-Application Document and Notice of Intent filed by a wave power company, and is an important step in the full licensing process for the Reedsport project. We will need additional authorization from FERC to sell electric power generated from the Reedsport wave power station into the wholesale or retail markets.

In August 2007, we announced the award of a $0.5 million contract from PNGC Power, providing funding toward the fabrication and installation of a 150kW PowerBuoy system for the Reedsport project. In October 2008, we received a $2.0 million award from the US Department of Energy (DOE) in support of the project. The DOE grant will be used to help fund the fabrication and factory testing of the first PowerBuoy to be installed at the Reedsport site. This is the first award for the building of ocean wave energy systems by the DOE, and we believe it is indicative of the growing recognition and support of wave energy in the US federal and state governments. As of April 30, 2009, we have recognized $0.1 million in revenue associated with this project.

We continue to make progress on the overall permitting and licensing process while working extensively with interested stakeholder groups at local, county, state and federal agency levels.

Other Projects

In February 2006, we received approval from the South West of England Regional Development Agency (SWRDA) to install a 5MW demonstration wave power station off the coast of Cornwall, England as part of SWRDA’s “Wave Hub” project, a planned offshore facility for demonstrating and testing wave energy generation devices. SWRDA has obtained the necessary permits for this Wave Hub project, and the project has been approved for over £30 million of funding for construction of the Wave Hub infrastructure. SWRDA currently is implementing the tender process for the design and construction of such infrastructure, and expects it to be installed in 2010. We are in the planning and development stage for our part of the project.

In December 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. for the development of wave power projects off the east and south coasts of Australia. Over the past 50 years, Leighton has played an active role in building Australia’s ports and marine facilities, transportation infrastructure, and energy projects including projects within the wind and offshore oil and gas sectors. Under the terms of the agreement, Ocean Power Technologies (Australasia) Pty. Ltd., our subsidiary based in Australia, will identify potential project sites and assess their commercial prospects, under contract from Leighton. Upon identification of projects to be developed, Leighton would obtain approvals, negotiate power purchase agreements, structure project financing, and oversee project delivery and operation of the power stations. If these projects are undertaken, Ocean Power Technologies (Australasia) would sell the PowerBuoy wave power stations to special purpose companies formed by Leighton for the projects.

Since October 2005, we have operated a demonstration PowerBuoy system off the coast of New Jersey, which allows us to continuously monitor the system and evaluate its performance in actual wave conditions. Periodically, the buoy is removed from the ocean for maintenance, testing and upgrades, and is redeployed. The buoy was deployed continuously for 12 months between October 2005 and October 2006, and survived hurricane-generated storm waves during this period and in a later period of ocean deployment. We have conducted extensive diagnostic tests on the system, providing us with information about the effects of ocean deployments that will help us implement improvements in future PowerBuoy systems. This system was not designed to supply electricity to the power grid, but rather to provide us with operational data and marketing opportunities. We were partially funded, which funds we recognized as revenue, for the construction of this PowerBuoy system by the New Jersey Board of Public Utilities. We do not anticipate any additional funding or recognizing any additional revenue in connection with this project.

Backlog

Our contract backlog consists of the aggregate anticipated revenue remaining to be earned at a given time from the uncompleted portions of our existing customer contracts. As of April 30, 2009, our contract backlog was $7.5 million as compared to $5.5 million as of April 30, 2008. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months.

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

Our Business Strategy

Our goal is to strengthen our leadership in developing wave energy technologies and commercializing wave power stations and related services. In order to achieve this goal, we are pursuing the following business strategies:

•	Sell turn-key power stations and operating and maintenance contracts. Our fundamental business plan is to sell turn-key power stations, rather than to take on the capital requirements of building and owning power stations and selling the energy generated. In addition, in order to create recurring revenue streams, we seek to sell operating and maintenance (O&M) contracts over the life-cycle of the plants.

•	Outsource most of the plant construction and deployment. We outsource all metal fabrication, anchoring, mooring, cabling supply and deployment in order to minimize our capital requirements as we scale up production volumes. The high value-added “smart part” of the system is assembled and tested at our facilities and shipped to project sites for integration into the PowerBuoys.

•	Concentrate sales and marketing efforts on four geographic markets. We are currently focusing our sales and marketing efforts on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. We believe that each of these areas represents a strong potential market for our

PowerBuoy wave power stations because they combine appropriate wave conditions, political and economic stability, large population centers, high levels of industrialization and significant and increasing electricity requirements.

•	Continue to increase PowerBuoy system output. Our product development and engineering efforts are focused on increasing the output of the design of our PowerBuoy systems from 40kW to 500kW. The key to increasing the rated output of the PowerBuoy system is to increase the system’s efficiency as well as its diameter. If we increase the size of a PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the size of the unit’s float diameter, we will approximately quadruple its power capacity. We believe that by increasing system output, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kiloWatt hour of the energy generated.

•	Leverage customer relationships to enhance the commercial acceptance of our utility PowerBuoy system. We currently have a commercial relationship with Iberdrola for the first phase of the construction of a wave power station off the coast of Santoña, Spain. We believe that our projects at the US Marine Corps Base in Oahu, Hawaii will serve as a prototype wave power station for the installation of wave power stations at other US Navy bases. Our relationship with PNGC Power regarding our Reedsport, Oregon project is the first such utility relationship on the west coast of the United States. We intend to build on these existing commercial relationships both by expanding the number and size of projects we have with our current customers and by entering into new alliances and commercial relationships with other utilities and independent power producers.

•	Expand revenue streams from our autonomous PowerBuoy system. The autonomous PowerBuoy system addresses specific power generation needs of customers requiring off-grid electricity generation in remote locations in the open ocean. Since our PowerBuoy systems are well suited for many of these uses, we do not expect that they will require subsidies or other price incentives for commercial acceptance. This equipment might be used for powering sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture. We have entered into a contract with the US Navy for the testing of our autonomous PowerBuoy in connection with a unique program for ocean data gathering. We believe that successful testing of our autonomous PowerBuoy System under this contract may result in additional revenues from the US Navy and other prospective customers.

•	Maximize revenue opportunities with existing customers. In January 2007, we entered into an agreement under which we will be responsible for the monitoring, operation and maintenance of the 40kW PowerBuoy system and the ocean-based substation and infrastructure to be manufactured and deployed in connection with our Spain project. The plans for the next phase of the project, the redeployment of the PowerBuoy system and the deployment of the substation, are currently under discussion. If this phase goes forward, we would be paid a fixed fee under this agreement for scheduled maintenance, ongoing operations and other routine services, and fees to be negotiated for unscheduled repairs. We plan to pursue similar operations and maintenance contracts with future customers in order to provide us with ongoing revenue streams.

Marketing and Sales

We are developing our sales capabilities and have begun commercial marketing and selling of our PowerBuoy systems. Because our products use a new commercial technology, the decision process of a customer requires substantial educational efforts, in which many of our employees may participate.

In addition to our own direct sales, we will continue to enter into development agreements and strategic alliances with regional utility and energy companies committed to providing electricity from renewable energy sources. We plan to leverage these relationships to sell and market our PowerBuoy wave power stations to these companies and their affiliates and to other customers in the region. We plan to expand our relationships by entering into long-term operations and maintenance contracts to support completed wave power stations. In order to penetrate certain international markets, we plan to implement marketing strategies that respond to local market demands. In particular markets, we may grant licenses to local businesses to sell, manufacture or operate PowerBuoy wave power stations.

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

Demonstration Wave Power Stations

We use demonstration PowerBuoy systems to establish the feasibility of providing wave-generated electricity to customers. Demonstration wave power stations allow potential customers to see first-hand the viability of wave energy as a significant source of electricity. In addition, demonstration wave power stations provide us with the opportunity to test and refine our technology in actual operating conditions. Since 2005, we have operated a demonstration PowerBuoy system off the coast of New Jersey. We are also planning to develop and operate two additional demonstration wave power stations off the coasts of Reedsport, Oregon and Cornwall, England. We plan to generate revenue from the demonstration wave power stations at the Cornwall and Reedsport sites by selling electricity to utilities.

Autonomous PowerBuoy System Marketing

There are a variety of potential customers, such as the US Department of Homeland Security and US Department of Defense, that have specific needs for off-grid power generation that can be supplied by our autonomous PowerBuoy system. Potential applications for off-grid power supply include sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

Manufacturing and Deployment

Manufacturing and Raw Materials

We engage in two types of manufacturing activities: the manufacturing of the high value-added components, or “smart part” modules, for systems control, power generation and power conversion for each PowerBuoy system, and the contracting to outside companies for the fabrication of the buoy-like structure, anchoring and mooring, and cabling.

Our core in-house manufacturing activity is the assembly and testing of the power generation and control modules at our Pennington, New Jersey facility. The power generation and control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electrical energy. The sensors and control systems use sophisticated technology to monitor ocean conditions and automatically optimize the performance of the PowerBuoy system in response to those changing conditions. We have a portfolio of patents, including those that cover our power generation, power conversion and control technologies. Due to the critical and proprietary nature of these systems, we do not outsource their assembly and testing. After a generator and control module passes our rigorous quality control procedures, it is transported as a ready-to-install component to the project site. We currently employ 57 employees, some of whom are responsible for manufacturing and testing our generators and control systems. In order to meet our growth objectives, we expect to increase our engineering and manufacturing staff to 100 people by the end of fiscal 2012.

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

In January 2009, we announced that we signed a letter of intent with Lockheed Martin Corporation to collaborate in the delivery of a utility-scale wave power generation project in North America. We intend to enter into an agreement under which we would provide our project and site development expertise, build the power take-off and control systems of the plant, and provide our proprietary PowerBuoy technology. Lockheed Martin would undertake construction, systems integration and deployment of the plant, as well as operations and maintenance services.

This is the first agreement between our two companies for a utility-scale renewable energy project and builds on our previous work together on systems for US homeland security and maritime surveillance consisting of our autonomous PowerBuoy integrated with Lockheed Martin’s advanced acoustic sensors, signal processing and communications systems.

Our prospective wave power project with Lockheed Martin is expected to be off the coasts of either California or Oregon.

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

Research and Development

Our research and development team consists of employees with a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We engage in extensive research and development efforts to improve PowerBuoy efficiency and power output and to reduce manufacturing cost and complexity. Our research and development efforts are currently focused on product development, in particular increasing the output of our utility PowerBuoy system. We are also conducting research on improvements to our current technology, including alternative power generation and power take-off systems.

Research and development expenses are reflected on our consolidated statements of operations as product development costs. Research and development expenses were $8.4 million for fiscal 2009, $8.3 million for fiscal 2008 and $6.2 million for fiscal 2007.

We expect to complete the design for our 500kW PowerBuoy by mid-2011. The key to increasing the rated output of the PowerBuoy system is to increase the system’s efficiency as well as its diameter. If we increase the size of the wave capture portion of the PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the float’s diameter, we will approximately quadruple its power capacity. We believe that we will be able to increase the output capacity of the PowerBuoy system using technology that we have already developed, so our focus is on the design, manufacture, testing and deployment of the higher capacity systems. We are exploring design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage. For example, our 40kW PowerBuoy systems are transported to the onshore deployment sites using standard flatbed trucks. However, the assembled 150kW PowerBuoy systems are too large for these trucks and need to be transported in modules and assembled on-site. In addition, we will need to adjust the mooring system to account for the larger-sized PowerBuoy systems.

We have made substantial progress in the design, analysis and commencement of fabrication of what we believe to be the first utility-grade underwater substation, or pod, for wave power. The pod serves as the point at which energy generated by several PowerBuoys is aggregated and the voltage is increased, prior to transmission ashore and being fed into the power grid. The required switching and protection circuits for the individual PowerBuoys are also included in the pod. The power conversion and controls system is complete for the 150kW PowerBuoy system, and we expect to commence ocean testing in 2010.

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

As of April 30, 2009, we owned a total of 40 issued United States patents and 16 United States patent applications. We have pending foreign counterparts to 14 of our issued patents and eight of our pending non-provisional patent applications.

Our patent portfolio includes patents and patent applications with claims directed to:

•	system design;

•	control systems;

•	power conversion;

•	anchoring and mooring; and

•	wave farm architecture.

The expiration dates for our issued United States patents range from 2015 to 2026. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with US federal government funding are subject to certain government rights as described in “Risk Factors — Risks Relating to Intellectual Property.”

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy®, Talk on Watertm and CellBuoytm marks and our Making Waves in PowerSM service mark, and we have filed applications to register our Subseapod and PowerTower marks in the United States.

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

Although the market for equipment that generates electricity from wave energy is in its early stage of commercial development, there are a number of private companies, some with institutional funding, developing technologies to generate electricity from wave energy, and we compete or will compete with them. We believe there are 40 to 50 companies worldwide developing wave energy technologies. Most of these companies are located in the United Kingdom, continental Europe, the United States and Australia, and almost all are focused on offshore systems. Only a few of these companies, like ourselves, have conducted ocean testing of their systems, which is the critical factor in proving the survivability and performance of any wave energy system.

Sixteen companies expressed an interest to SWRDA in participating in the development of a new Wave Hub power station project off the coast of Cornwall, England. Three companies are currently participating in the project: Fred Olsen Ltd., Orecon and us.

Fred Olsen, a ship and offshore platform builder, intends to deploy a multiple point-absorber system comprised of a number of floating buoys attached to a stable floating platform. Orecon is seeking to deploy a multiple oscillating wave energy device, which consists of several individual oscillating water columns housed in one floating device. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

To compete effectively, we have to demonstrate that our PowerBuoy systems are attractive, compared to other wave energy systems and other renewable energy systems, by differentiating our systems on the basis of performance, survivability in operation and storm wave conditions, cost effectiveness and the operations and maintenance services that we provide. We believe that we compare favorably to our competition with respect to each of these factors.

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

Our PowerBuoy wave power stations currently face regulation in the US and in foreign jurisdictions concerning, among other areas, the sale and transmission of electricity, site approval and environmental approval and compliance. In order to encourage the adoption of renewable energy systems, many governments offer subsidies and other financial incentives and have mandated renewable energy targets. These subsidies, incentives and targets may not be applicable to our wave energy technology and therefore may not be available to us or our customers.

Sale and Transmission of Electricity

The US government regulates the electricity wholesale and transmission business through FERC. FERC regulates the rates and terms for sales of electricity at the wholesale level, and the organization, governance and financing of the companies engaged in electricity sales. As a result, FERC regulates the rates charged for sales of electric power from a wave power station into the wholesale market, although it is possible to obtain an exemption from FERC that would allow those sales to occur at market-based rates. FERC also regulates the construction, operation and maintenance of any dam, water conduit, reservoir or powerhouse along or in any of the navigable waters of the United States for the purpose of generating electric power. As a result, the construction and operation of a wave power station in the United States requires the issuance of a license by FERC. We have been granted a preliminary permit by FERC to evaluate the feasibility of a 50MW wave power station off Reedsport, Oregon and a 100MW wave power station off Coos Bay, Oregon. Further, we have filed with FERC the required applications for these two wave power station projects to provide our notice of intent to seek licenses for the projects and to provide required information regarding the projects. An application to FERC was not required for the current project in New Jersey because the system is not grid-connected and is for demonstration purposes.

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

Site Approval

Generally, we expect that we will deploy our PowerBuoy systems in the range of one to five miles from the shore, subject to water depth and overall wave heights. Although regulations regarding the use of ocean space vary around the world, we do not expect significant delay in obtaining site approvals, as governments have to date encouraged the use of renewable energy sources. Our customers for the Spain project and SWRDA for the Cornwall, England project are responsible for obtaining the necessary siting permits for their projects.

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

Subsidies and Incentives

Several governments have enacted subsidies and incentives designed to encourage the development of renewable energy resources. Because of the relative novelty of wave energy generation, these government programs often do not apply specifically to wave energy generation, and so these programs may not be available to our customers or us in all cases.

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

In 2008, the US enacted the Energy Improvement and Extension Act of 2008, which enables owners of wave power projects in the US to receive federal tax credits, thereby improving the long-term economics of wave power as a renewable energy source. The Act expands the definition of qualifying facilities for the Production Tax Credit (PTC) to include those that generate power from marine renewables (including wave and tidal). As a result, the PTC is now allowed for electricity produced and sold after October 3, 2008 from marine renewable energy facilities with a “nameplate capacity” of at least 150 kiloWatts, and that are placed in service anytime between October 3, 2008 and December 31, 2011. The credit rate for marine renewables is $0.01 per kiloWatt hour, and the duration of the credit will be ten years after the facility is placed in service.

Further, the State of Oregon has enacted the Business Energy Tax Credit program that allows companies that invest in renewable energy capital projects an Oregon State income tax credit of up to 50% of the first $20.0 million of capital costs.

Each of the member states of the EU has a country-specific target for the level of consumption of electricity from renewable sources that it should attain by 2010. The United Kingdom Renewables Obligation of April 2002 included a target of 10% of electricity generation to come from renewable sources by 2010 and 15% by 2015, which will continue until 2027. Electricity suppliers that are unable to otherwise meet their renewables obligation have to pay a buy-out price (currently £0.033 per kiloWatt hour) or purchase Renewables Obligation Certificates from companies that generate electricity from renewable resources. The United Kingdom Department of Trade and

Industry has established a £50 million Marine Renewables Deployment Fund, of which £42 million is allocated to provide a maximum seven-year benefit to any one marine power technology of £9 million, in the form of a 25% capital grant and a tariff supplement of £0.10 per kiloWatt-hour generated.

Many countries and other local jurisdictions have established limits on carbon dioxide emissions. In particular, a key component of the Kyoto Protocol is the commitments made by certain countries to reduce carbon dioxide emissions. The country, locality or companies within the jurisdiction are given carbon emission allowances, or carbon credits, which represent the right to emit a specific amount of carbon dioxide. A country, locality or company having emissions that exceed its allocated carbon credits may purchase unused carbon credits from a country, locality or company that has reduced its emissions beyond its requirements to do so. The carbon dioxide emissions from a PowerBuoy wave power station are zero, and, therefore, a PowerBuoy wave power station may generate carbon credits that could be used and sold.

Employees

As of April 30, 2009, we had 57 employees, including 20 employees in manufacturing, 20 in research, development and engineering functions and 17 employees in selling, general and administrative functions. Of these employees, 42 are located in Pennington, New Jersey and 15 are located in Warwick, UK. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

In order to meet our short-term goals, we plan to add approximately 12 employees, including engineers with varying levels and areas of expertise, by the end of fiscal 2010. By the end of fiscal 2012, we expect to further increase our staff in order to meet our current manufacturing targets. The majority of our new hires will be engineers with varying levels and areas of expertise, project managers and manufacturing personnel.

Product Insurance

We currently have a property and liability insurance policy underwritten by Lloyd’s Underwriters that covers our PowerBuoy systems currently deployed, and that can be expanded to cover our PowerBuoy systems to be deployed in the future. We have not claimed any losses under this policy.

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

We have incurred net losses since we began operations in 1994, including net losses of $18.3 million in fiscal 2009, $14.7 million in fiscal 2008 and $9.6 million in fiscal 2007. As of April 30, 2009, we had an accumulated deficit of $71.2 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. We expect to increase our operating expenses significantly as we continue to expand our infrastructure, research and development programs and commercialization activities. As a result, we will need to generate significant revenues to cover these costs and achieve profitability.

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

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoy systems may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoy systems. To date, we have not yet manufactured and deployed any PowerBuoy systems for commercial grid-connected use. As we begin to manufacture, market, sell and deploy our PowerBuoy systems in greater quantities, unforeseen hurdles may be encountered that would limit the commercial viability of our PowerBuoy systems, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoy systems in quantities necessary to generate competitively-priced electricity.

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

Federal, state and local governmental bodies in many countries, most notably Spain, the United Kingdom, Australia, Japan and the United States, have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates. Moreover, because the market for electricity generated from wave energy is at an early stage of development, some of the programs may not include wave energy as a renewable energy source eligible for the incentives and subsidies.

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

Our product development costs have been steadily increasing and may increase over the next several years.

Our product development costs primarily relate to our efforts to increase the maximum rated output of our current 40kW utility PowerBuoy system to 500kW. Our product development costs were $8.4 million in fiscal 2009 as compared to $8.3 million in fiscal 2008 and $6.2 million in fiscal 2007. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system may increase over the next several years.

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

We began developing and testing wave energy technology 12 years ago. However, to date we have only manufactured 12 PowerBuoy systems for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy system has been for 12 months. As a result, our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 30-year useful life. Our technology has not yet demonstrated that our engineering and test results can be duplicated in volume commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy system. If our PowerBuoy system ultimately proves ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoy systems perform below expectations, we could lose customers and face substantial repair and replacement expense which could in turn adversely affect our business, financial condition and results of operations.

Our future success depends on our ability to increase the maximum rated power output of our utility PowerBuoy system. If we are unable to increase the maximum rated output of our utility PowerBuoy system, the commercial prospects for our utility PowerBuoy system would be adversely affected.

One of our goals is to increase the maximum rated output of our utility PowerBuoy system, which is currently 40kW, to 150kW and ultimately to 500kW. Our success in meeting this objective depends on our ability to significantly increase the power output of our PowerBuoy system in a cost-effective and timely manner and our ability to overcome the engineering and deployment hurdles that we face, including developing design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage, and developing adjustments to the mooring system to account for the larger-sized PowerBuoy systems. We have experienced problems and delays in the development and deployment of our PowerBuoy system in the past, and could experience similar delays or other difficulties in the future. If we cannot increase the power output of the PowerBuoy system, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations will be adversely affected.

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

We have not conducted ocean testing or otherwise installed in the ocean a multiple-system wave power station. In particular, unlike single-system wave power stations, multiple-system wave power stations require use of an underwater substation to connect the power transmission cables from, and collect the electricity generated by, each PowerBuoy system in the array. If our underwater substation does not work as we anticipate, we will need to design an alternative system, which could delay our business plans. In addition, unanticipated issues may arise with the logistics and mechanics of deploying and maintaining multiple PowerBuoy systems at a single site and the additional equipment associated with these multiple-system wave power stations.

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

If we are not successful in completing the development of wave power stations in Spain, it could materially harm our business, financial condition and results of operations.

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station off the coast of Santoña, Spain, with our customer, Iberdrola Cantabria. We refer to this agreement as the Spain construction agreement. Iberdrola Cantabria was formed by affiliates of Iberdrola and Total, two Spanish governmental agencies and us for the purpose of constructing and operating a wave power station off the coast of Spain. Under the Spain construction agreement, we agreed to manufacture and deploy by no later than December 31, 2009 one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems that together are contemplated to constitute a 1.39MW wave power station. In February 2008, the Spain construction agreement was amended to provide for the current phase of the construction of the 1.39MW wave power station to include the manufacture and deployment of one 40kW PowerBuoy system plus the fabrication of the underwater power transmission cable and underwater substation for all ten PowerBuoy systems. The terms of the installation of the underwater transmission cable and underwater substation will be separately negotiated, and, if so agreed, are expected to provide for additional funding for the installation work.

The initial PB40 PowerBuoy system for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. We are currently in discussions with Iberdrola Cantabria regarding the nature and costs of these improvements and their effects on plans for the redeployment of the buoy and the next phases of the project. Because the amended Spain construction agreement does not cover the terms for deployment of the underwater transmission cable and substation and the manufacture and deployment of the nine additional PowerBuoy units, we will need to enter into a subsequent contract with Iberdrola Cantabria before we complete these elements of construction of the full wave power station. In addition, if we and Iberdrola Cantabria decide not to redeploy the PB40 PowerBuoy, the total contract value for the current phase of the contract may be reduced. If we are unable to successfully manufacture all ten PowerBuoy units or meet the terms of the Spain construction agreement, or if we are not able to successfully negotiate a subsequent contract or contracts with Iberdrola Cantabria for the manufacture and deployment of the nine additional PowerBuoy units, or if Iberdrola Cantabria were to terminate the Spain construction agreement for any of these reasons, we may lose a material component of our current and anticipated revenue stream. If we are unable to agree to the necessary contract modifications, Iberdrola Cantabria will have the right to terminate the agreement if the first phase of construction is not completed by December 31, 2009 for reasons attributable to us or if we interrupt our services for more than 180 days and do not resume within a 30-day period, or for a serious and repeated breach of a major obligation that is not cured within a 30-day period after we receive notice of the breach. In addition, we have made guarantees to Iberdrola Cantabria associated with the current phase of construction in respect of the quality, repair and replacement of the 40kW PowerBuoy system and ocean-based substation and the level of power output of the 40kW PowerBuoy system. If we are found to be in default of our obligations under the Spain construction agreement, Iberdrola Cantabria will have the right to seek reimbursement for direct damages only, limited to amounts specified in the contract.

Under the terms of the agreement, our revenues are limited to reimbursement for our construction costs without any mark-up. In addition, we are required to bear the first €0.5 million of any cost overruns and to absorb certain other costs as set forth in the agreement. We have recognized an anticipated loss of $4.2 million under this contract. Our estimates of the project’s costs may increase in the future, and we may elect to incur the additional costs and continue the project, to seek other suppliers for the materials or services related to the cost increases or to terminate the agreement. Any of such outcomes may have a material adverse effect on our financial condition and results of operations. The anticipated loss of $4.2 million under the Spain construction agreement includes costs incurred to date and our current estimate of other amounts we may be required to bear under the agreement and reflects our estimate of potential reductions in milestone amounts billable under the current phase of the contract.

If the Spain project were cancelled or otherwise interrupted, it could adversely affect our business, financial condition and results of operations.

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

In January 2007, we entered into an agreement with Iberdrola Cantabria for the monitoring, operation and maintenance of the 40kW PowerBuoy system and the ocean-based substation and infrastructure to be manufactured and deployed under the original Spain construction agreement. Under this operations and maintenance agreement, we would be required to provide services for two years following provisional acceptance of the PowerBuoy system and substation and infrastructure. We would be paid a fixed fee for scheduled maintenance, ongoing operations and other routine services. In connection with any unscheduled repairs we perform under the operations and maintenance agreement, Iberdrola Cantabria and we will agree on the fees, if any, and timing, for those services. To the extent we would otherwise have profits from the fixed fee at the end of the two-year initial term of the agreement, we would be obligated to reimburse Iberdrola Cantabria for any fees paid to us for unscheduled repairs. If the costs we actually incur in connection with providing services under the operations and maintenance agreement exceed the fees we receive, we would incur a loss in connection with these services, which could adversely affect our financial condition and results of operations. The operations and maintenance agreement is subject to the redeployment of the buoy and an agreement of the parties regarding the deployment of the pod and cable.

Our inability to effectively manage our growth could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls are not adequate to support our projected future growth. We plan to add sales, marketing and engineering offices in additional locations, including Australia, Japan, continental Europe and the west coast of the United States.

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

In fiscal 2009, we generated substantially all of our revenues from three entities. The US Navy, our largest customer, accounted for 67% of our revenues during fiscal 2009, while Iberdrola and Total accounted for 18% of our revenues. In fiscal 2008, revenues from the US Navy accounted for 58% of our total revenues while Iberdrola and Total accounted for 31% of our revenues. Our current contract for our project in Hawaii with the US Navy expires in December 2009. We will be required to enter into additional contracts with the US Navy for this project, which will require appropriation by the US Congress and the US Navy in order to receive additional funding. Additional funding for our project with the US Navy may not be approved or we may not be able to negotiate future agreements with the US Navy on acceptable terms, if at all.

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

It is part of our strategy to co-invest in some of our wave power projects with third parties through joint ventures by acquiring non-controlling interests in special purpose entities. In these situations, we will not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures involve risks that would not be present were a third party not involved, including the possibility that our co-venturers might become bankrupt or fail to fund their share of required capital contributions. Our co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions that are contrary to our policies or objectives. Disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in additional risk to wave power projects undertaken by the joint venture.

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

We plan to manufacture key components of our PowerBuoy systems, including the advanced control and generation systems. However, we have only manufactured our PowerBuoy systems in limited quantities for use in development and testing and have little commercial manufacturing experience. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. In order to meet our growth objectives, we will need to increase our engineering and manufacturing staff significantly by the end of fiscal 2012. There is intense competition for hiring qualified technical and engineering personnel, and we may not be able to hire a sufficient number of qualified engineers to allow us to meet our growth objectives.

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

We derive a significant portion of our revenue from US federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2009 and fiscal 2008, we derived 67% and 58%, respectively, of our total revenue from contracts with the US Navy.

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

Many of our federal contracts were awarded through a special US government program called Small Business Innovation Research, or SBIR, that is designed to promote innovative research by small businesses. The SBIR program provides funds to qualified small businesses to further their technological research and development activities and provides incentives to these companies to profit from commercialization of their technology. SBIR funding represents both revenues and outside research and development investment dollars for companies that receive it. The program is open to companies that are majority owned and controlled by individual US citizens or permanent resident aliens, or by a parent entity that meets this standard. Our revenues from the SBIR program were $2.2 million for fiscal 2009 and $2.8 million for fiscal 2008.

As a result of the increased institutional, corporate and foreign ownership following our April 2007 initial public offering in the US, we are no longer eligible for the SBIR program, which may adversely affect our ability to win future government contracts. We intend to continue to seek research and development funding from other sources, including funding from existing government customers under non-SBIR programs. Our inability to replace SBIR contracts with funds from other sources could result in reduced revenues and higher internal research and development costs, which would adversely affect our operating results.

We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and sell, and plan to market and sell, our products in a number of foreign countries, including Spain, the United Kingdom, Australia and Japan, and we are therefore subject to risks associated with having international operations. International customers accounted for 27% of our revenues in fiscal 2009, 41% of our revenues in fiscal 2008 and 41% of our revenues in fiscal 2007. Risks inherent in international operations include, but are not limited to, the following:

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our PowerBuoy systems and make us less competitive in some countries;

•	fluctuations in exchange rates may affect demand for our PowerBuoy systems and may adversely affect our profitability in US dollars to the extent the price of our PowerBuoy systems and cost of raw materials and labor are denominated in a foreign currency;

•	difficulty with staffing and managing widespread operations;

•	complexity of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our PowerBuoy systems;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	difficulty in enforcing agreements in foreign legal systems.

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and our past results should not be relied on as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, including the following factors, may adversely affect our business, financial condition and results of operations:

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

Our reporting currency is the US dollar, and we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. In fiscal 2009, 17% of our revenues were generated from customers outside the United States and denominated in Euros, 8% of our revenues were generated from customers outside the United States and denominated in British pound sterling and 2% of our revenues were generated from customers outside the United States and denominated in Australian dollars. In fiscal 2008, 31% of our revenues were generated from customers outside the United States and denominated in Euros, and 10% of our revenues were generated from outside the United States and denominated in British pound sterling. We expect a large percentage of our revenues to be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the US dollar could affect our revenues and cost of revenues, and could result in exchange losses. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. For example, our agreement with Iberdrola Cantabria for the current phase of the construction of a wave power station off the coast of Santoña, Spain is denominated in Euros, and we have entered into a number of purchase and supply contracts with local Spanish companies, also denominated in Euros, in connection with the project. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

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

Offshore development of electric power generating facilities is heavily regulated. Each of our planned projects is subject to multiple permitting and approval requirements. With respect to our projects in Spain, we are dependent upon our customer to obtain any necessary permits and approvals, and with respect to our projects in Oregon and Cornwall, England, we are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of large scale commercial wave power stations, we would expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our planned projects could result in conditions limiting the project size or in the denial of necessary permits and approvals.

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

Our PowerBuoy systems are deployed in the ocean where they are subject to many hazards including severe storms and hurricanes, which could damage them and result in service interruptions. Our systems are also subject to more frequent lock-downs caused by higher waves during winter storm and hurricane seasons, which will reduce annual energy output. We cannot predict whether we will be able to recover from our insurance providers the additional costs that we may incur due to damage caused to our PowerBuoy systems, or whether we will continue to be able to obtain insurance for hurricane- and storm-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our liabilities. Any future hurricane- or storm-related costs could adversely affect our business, financial condition and results of operations.

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

Our success depends on the skills, experience and efforts of our senior management and other key development, manufacturing, and sales and marketing employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees. We have entered into employment agreements with Dr. George Taylor, our executive chairman, Mark Draper, our chief executive officer, Charles Dunleavy, our senior vice president and chief financial officer, and Herbert Nock, our vice president of business development and marketing; however, the agreements permit the employees to terminate their employment with little notice. Implementation of our expansion plans will be highly dependent upon our ability to hire and retain additional senior executives.

In addition, our anticipated growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. In order to meet our short-term goals, we plan to add approximately 12 employees by the end of fiscal 2010, including engineers with varying areas of expertise. By the end of fiscal 2012, we expect to increase our staff significantly in order to meet our current manufacturing targets. The majority of our new hires will be engineers with varying levels and areas of expertise, project managers and manufacturing personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow at a competitive pace.

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

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, which is generally a person who together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

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

Our corporate headquarters are located in Pennington, New Jersey, where we occupy approximately 22,000 square feet under a lease expiring on April 30, 2013. We use these facilities for administration, research and development, as well as assembly and testing of the generators and control models for our PowerBuoy systems.

We also have an office and warehouse facilities in Warwick, United Kingdom, where we occupy 4,685 square feet under leases expiring on January 1, 2010 and December 18, 2011, respectively. Seventeen employees, all members of the executive, engineering, administration and business development teams, operate out of this office, which serves as a hub for our European presence.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock has been listed on the Nasdaq Global Market since April 24, 2007 under the symbol “OPTT” and on the AIM market of the London Stock Exchange since October 2003 under the symbol “OPT.” As of June 30, 2009, there were 471 registered holders of our common stock.

The following table sets forth the high and the low sale prices of our common stock as quoted by the Nasdaq Global Market for the period indicated.

	Nasdaq Global Market
	High	Low

Year Ended April 30, 2009
First quarter	$12.44	$7.82
Second quarter	9.34	4.61
Third quarter	9.84	4.60
Fourth quarter	7.20	3.78
Year Ended April 30, 2008
First quarter	18.00	13.51
Second quarter	17.88	10.72
Third quarter	19.75	10.08
Fourth quarter	14.33	9.67

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On April 30, 2007, we sold 5,000,000 shares of our common stock in our initial public offering in the United States at a price of $20.00 per share, pursuant to a registration statement on Form S-1 (File No. 333-138595), which was declared effective by the SEC on April 24, 2007. The managing underwriters in the offering were UBS Securities LLC, Banc of America Securities LLC, and Bear, Stearns & Co., Inc. The underwriting discounts and commissions and offering expenses payable by us aggregated $10.1 million, resulting in net proceeds to us of $89.9 million. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours.

From the effective date of the registration statement through April 30, 2009, we used $1.0 million to construct demonstration wave power stations, $9.2 million to fund the continued development and commercialization of our PowerBuoy system, $3.0 million to expand our sales and marketing capabilities and $0.6 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in short- and long-term, investment grade, interest-bearing instruments, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, except in connection with normal annual officer and director compensation, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.

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

	Fiscal Years Ended April 30,
	2009	2008	2007	2006	2005

Consolidated Statement of Operations Data:
Revenues	$4,049,445	$4,772,017	$2,531,315	$1,747,715	$5,365,235
Cost of revenues	4,840,403	7,960,042	3,983,742	2,059,318	5,170,521

Gross profit (loss)	(790,958)	(3,188,025)	(1,452,427)	(311,603)	194,714

Operating expenses:
Product development costs	8,372,244	8,255,123	6,219,893	4,224,997	904,618
Selling, general and administrative costs	9,529,071	7,732,577	4,893,580	3,190,687	2,553,911

Total operating expenses	17,901,315	15,987,700	11,113,473	7,415,684	3,458,529

Operating loss	(18,692,273)	(19,175,725)	(12,565,900)	(7,727,287)	(3,263,815)
Other income:
Interest income, net	1,672,350	4,434,844	1,389,702	1,408,361	1,297,156
Other income	—	—	13,906	74,294	1,545
Foreign exchange gain (loss)	(1,295,227)	84,158	1,523,527	(978,242)	1,507,145

Loss before incomes taxes	(18,315,150)	(14,656,723)	(9,638,765)	(7,222,874)	(457,969)
Income tax benefit	—	—	—	143,963	29,335

Net loss	$(18,315,150)	$(14,656,723)	$(9,638,765)	$(7,078,911)	$(428,634)

Basic and diluted net loss per share	$(1.79)	$(1.44)	$(1.83)	$(1.37)	$(0.08)

Basic and diluted weighted average shares outstanding	10,210,354	10,200,729	5,260,794	5,162,340	5,135,550

	As of April 30,
	2009	2008	2007		2006	2005

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$41,108,229	$88,836,304	$115,895,619	(1)	$32,439,365	$38,787,176
Working capital	39,120,648	85,870,307	111,187,195		30,886,029	37,903,207
Long-term investments	40,628,865	12,233,437	—		—	—
Total assets	88,793,906	107,550,965	119,711,546		33,996,138	41,596,387
Long-term debt, net of current portion	345,386	188,784	231,585		233,959	245,844
Accumulated deficit	(71,242,791)	(52,927,641)	(38,270,918)		(28,632,153)	(21,553,242)
Total stockholders’ equity	82,783,027	100,098,609	112,541,209		31,066,704	37,836,531

(1)	On April 30, 2007, we completed our initial public offering in the United States resulting in net proceeds to us of $89.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, also entered into the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39 MegaWatt (MW) wave power station. Under the Spain construction agreement, we agreed to manufacture and deploy by no later than December 31, 2009 one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems that together are contemplated to constitute a 1.39MW wave power station. In February 2008, the Spain construction agreement was amended to provide for the current phase of the construction of the PowerBuoy system plus the fabrication of the underwater power transmission cable and underwater substation for all ten PowerBuoy systems. The terms of the installation of the underwater transmission cable and underwater substation will be separately negotiated and, if so agreed, are expected to provide for additional funding for the installation work. The initial PB40kW PowerBuoy system for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. We are currently in discussions with Iberdrola Cantabria regarding the nature and costs of these improvements and their effects on plans for the redeployment of the buoy and the next phases of the project. During the early stages of commercialization of our technology, systems deployed in the ocean may periodically require maintenance and repair of certain elements of the systems which in some cases may include retrieval and redeployment of the buoys and redeployment. We view this as an expected aspect of our operations and the process of bringing our PowerBuoy product to a fully commercial status.

In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150 kW PowerBuoy demonstration system near Orkney, Scotland.

In August 2007, we announced the award of a $0.5 million contract from PNGC Power, an Oregon-based electric power cooperative, providing funding toward the fabrication and installation of a 150kW PowerBuoy system off the coast of Oregon. In October 2008, we received a $2.0 million award from the US Department of Energy in support of the Oregon project. In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy conducted an ocean test in October 2008 of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System. In October 2008, we received a $3.0 million contract from the US Navy to expand the program and ocean-test an advanced version of our autonomous PowerBuoy for the Deep Water Active Detection System. As of April 30, 2009, our backlog was $7.5 million, an increase of $2.0 million from the year ended April 30, 2008.

Our fiscal year ends on April 30. For fiscal 2009, we generated revenues of $4.0 million and incurred a net loss of $18.3 million, and for fiscal 2008, we generated revenues of $4.8 million and incurred a net loss of $14.7 million. As of April 30, 2009, our accumulated deficit was $71.2 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and may, within a few years, represent the majority of our revenues.

The marine energy industry, including wave, tidal and ocean current energy technologies, is expected to benefit from various legislative initiatives that have been undertaken or are planned by state and federal agencies. For example, the production tax credit was expanded to include marine energy, as part of the Energy Improvement and Extension Act of 2008, signed into law in October 2008. Production tax credit provisions that were previously in place served only to benefit other renewable energy sources such as wind and solar. This new legislation will, for the first time, enable owners of wave power projects in the US to receive federal production tax credits, which, by their prospective effect of lowering income taxes for our customers based on energy produced, should improve the comparative economics of wave power as a renewable energy source.

Further, it is expected that the US federal and state governments will increase their investments in the renewable energy sector under various economic stimulus measures announced in early 2009. In anticipation of such investments, we are devoting additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the recent announcement of the government programs and the uncertainties surrounding their scope and size, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.

The recent global economic downturn may have a negative effect on our business, financial condition and results of operations because the utility companies with which we contract or propose to contract may decrease their investment in new power generation equipment in response to the downturn. However, the various legislative initiatives described above may diminish the effect of any decrease in such capital expenditures by these utility companies insofar as they may relate to renewable energy generation equipment. As discussed above, the timing, scope and size of these new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. In addition, we do not believe the recent global economic downturn will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom, standard parts found in many regions of the world.

According to a study in 2003 by the Energy Information Administration, $1.6 trillion is expected to be spent for new renewable energy generation equipment by the year 2030. This equates to annual global expenditures of approximately $60 billion. We plan to take advantage of these global drivers of demand for renewable energy, as we continue to refine and expand our proprietary technology.

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

Under our agreement for the current phase of construction of a wave power station off the coast of Santoña, Spain, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear a portion of any cost overruns and to absorb certain other costs as set forth in the agreement. During the fourth quarter of fiscal 2008, we made the decision to absorb additional costs related to the current phase of the project beyond our obligation for the initial cost overruns and certain other costs as set forth in the agreement. This decision was based primarily on the progress of the project to date, the benefits to be derived from a successful initial project and the prospect of incremental contract value to be received in connection with additional work under this contract. Our estimate of the loss at completion of the contract also reflects our estimate in fiscal 2009 of potential reductions in milestones billable under the current phase of the agreement.

Revenue in fiscal 2009 decreased from the level achieved in fiscal 2008, which reflected a significant increase from fiscal 2007 revenue. The revenue decrease for fiscal 2009 primarily reflected a lower level of billable activity in connection with our construction contracts in Spain and at the European Marine Energy Centre (EMEC) at Orkney, Scotland. We also reduced the total expected contract value related to the Spain contract by approximately $0.5 million, reflecting an expected reduction in scope of the current phase of this project. These decreases in revenue during fiscal 2009 were partially offset by an increase in revenue from the Department of Energy (DOE) related to our project off the coast of Reedsport, Oregon. The increase in fiscal 2008 revenue from fiscal 2007 reflected a higher level of activity in connection with our Spain construction agreement, our contracts with the US Navy, and our EMEC contract.

The US Navy has been our largest customer since fiscal 2002. The US Navy accounted for 67% of our revenues in fiscal 2009, 58% of our revenues in fiscal 2008 and 54% of our revenues in fiscal 2007. We anticipate that, if our commercialization efforts are successful, the relative contribution of the US Navy to our revenue may decline in the future.

We currently focus our sales and marketing efforts on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. For fiscal 2009 and 2008, we derived 27% and 41%, respectively, of our revenues from outside the United States. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for fiscal years 2009, 2008 and 2007:

	Percentage of Revenues
	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
Customer Location	2009	2008	2007

United States	73%	59%	59%
Europe	25	41	39
Australia	2	—	2

Total	100%	100%	100%

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

We operated at a gross loss of $0.8 million in fiscal 2009, $3.2 million in fiscal 2008, and $1.5 million in fiscal 2007. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs primarily relate to our efforts to increase the output of our utility PowerBuoy system, including the 150kW PowerBuoy system and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred, except for external patent costs, which we capitalize and amortize over a 17-year period commencing with the issuance date of each patent.

Our product development costs increased in each of fiscal 2009, 2008 and 2007 as a result of the development of our current 40kW utility PowerBuoy system, which was introduced in fiscal 2006, and also development of our 150kW PowerBuoy. We expect that our product development costs may increase in absolute dollars as we continue to increase the output and efficiency of our PowerBuoy systems.

We introduced our current 40kW PowerBuoy system in fiscal 2006. Since October 2005 we have operated a 40kW system off the coast of New Jersey, which has operated and been periodically removed from the ocean for maintenance since that time. Other 40kW systems were deployed and tested in Hawaii for the US Navy project during the months of June 2007 and October 2008. Work is currently in progress on the design, construction and installation of two 150kW PowerBuoy systems in connection with projects off the coasts of the Orkney Islands, Scotland and Oregon.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Our selling, general and administrative costs increased in fiscal 2009, 2008 and 2007. These increases are due to the expansion of our sales and marketing capabilities, including increased headcount, and as a result of our becoming a public company in the United States in April 2007. We expect our selling, general and administrative costs will continue to increase as we further expand our sales and marketing capabilities.

Interest income, net

Interest income, net consists primarily of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills. Prior to April 30, 2007, most of our cash, cash equivalents and investments resulted from the remaining proceeds of our October 2003 offering on the AIM market. On April 30, 2007, we completed our initial public offering in the United States, which produced net proceeds of $89.9 million. Total cash, cash equivalents, short-term and long-term investments were $81.7 million as of April 30, 2009, $101.1 million as of April 30, 2008 and $115.9 million as of April 30, 2007. Interest income in fiscal 2009 decreased compared to fiscal 2008 due to a decline in interest rates and a decline in cash, cash equivalents and investments. Interest income in fiscal 2008 as compared to fiscal 2007 increased significantly due to the increase in invested cash during the year.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $8.5 million as of April 30, 2009 and $9.6 million as of April 30, 2008, compared to our total cash, cash equivalents, short-term and long-term investment balances of $81.7 million as of April 30, 2009 and $101.1 million as of April 30, 2008. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the years ended April 30, 2009 and 2008 were recorded in Euros, British pounds sterling or Australian dollars.

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

Income tax benefit

As of April 30, 2009, we had federal and foreign research and development tax credits of $1.7 million and federal and foreign net operating loss carryforwards of $57.6 million to offset future taxable income. If not utilized, the credit carryforwards and net operating loss carryforwards will expire at various dates through 2029. We may not achieve profitability in time to utilize the tax credit and net operating loss carryforwards in full or at all. In addition, we have determined that the future utilization of our net operating loss carryforwards is subject to limitations based upon changes in ownership including changes resulting from our initial public offering in April 2007, pursuant to regulations promulgated under the Internal Revenue Code. We do not expect these limitations to have a significant impact on our ability to utilize net operating loss and credit carryforwards. As discussed in Note 13 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $25.5 million as of April 30, 2009 and $19.5 million as of April 30, 2008.

Results of Operations

Fiscal Years Ended April 30, 2009 and 2008

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2009 and 2008:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2009		April 30, 2008		% Change
		As a % of		As a % of	2009 Period to
	Amount	Revenues(1)	Amount	Revenues(1)	2008 Period

Revenues	$4,049,445	100%	$4,772,017	100%	(15)%
Cost of revenues	4,840,403	120	7,960,042	167	(39)

Gross loss	(790,958)	(20)	(3,188,025)	(67)	(75)

Operating expenses:
Product development costs	8,372,244	207	8,255,123	173	1
Selling, general and administrative costs	9,529,071	235	7,732,577	162	23

Total operating expenses	17,901,315	442	15,987,700	335	12

Operating loss	(18,692,273)	(462)	(19,175,725)	(402)	(3)
Interest income, net	1,672,350	41	4,434,844	93	(62)
Foreign exchange gain (loss)	(1,295,227)	(32)	84,158	2	1639

Net loss	$(18,315,150)	(452)%	$(14,656,723)	(307)%	25%

(1)	Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $0.8 million in fiscal 2009, or 15%, to $4.0 million as compared to $4.8 million in fiscal 2008. The change in revenues was primarily attributable to the following factors:

•	Revenues relating to our utility PowerBuoy system decreased by $0.8 million due primarily to a decrease in billable work on our wave power station off the coast of Spain, as this project neared completion, and also a reduction in the expected contract value related to the project. Also, decreases in revenue related to our Hawaii project for the US Navy and our EMEC project in Orkney, Scotland were offset by an increase in revenue related to our project off the coast of Reedsport, Oregon.

•	Revenues relating to our autonomous PowerBuoy system increased by $0.1 million as a result of work on projects with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.

Cost of revenues

Cost of revenues decreased by $3.2 million, or 39%, to $4.8 million in fiscal 2009, as compared to $8.0 million in fiscal 2008. This decrease in cost of revenues reflected the lower level of activity on revenue-bearing contracts, and the recognition, in fiscal 2008, of an additional $2.4 million of anticipated loss at completion on our contract for a wave power station off the coast of Spain. The additional anticipated loss was recognized based on a change in estimated costs associated with this contract and our decision in the fourth quarter of fiscal 2008 to absorb an additional $1.9 million in costs beyond our contractual obligation for initial cost overruns and certain other costs as set forth in the agreement for the Spain project.

Product development costs

Product development costs increased $0.1 million, or 1%, to $8.4 million in fiscal 2009, as compared to $8.3 million in fiscal 2008. Product development costs were primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase in absolute dollars over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.

Selling, general and administrative costs

Selling, general and administrative costs increased $1.8 million, or 23%, to $9.5 million in fiscal 2009, as compared to $7.7 million in fiscal 2008. The increase was primarily attributable to an increase of $1.8 million in additional payroll and incentive-based costs related to company growth.

Interest income

Interest income decreased by $2.7 million, or 62%, to $1.7 million in fiscal 2009, compared to $4.4 million in fiscal 2008, due to a decrease in cash, cash equivalents and investments. In addition, the average yield decreased from approximately 5.03% in the first quarter of fiscal 2008 to approximately 1.12% in the fourth quarter of fiscal 2009.

Foreign exchange gain (loss)

Foreign exchange loss was $1.3 million in fiscal 2009, compared to a foreign exchange gain of $0.1 million in fiscal 2008. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.

Fiscal Years Ended April 30, 2008 and 2007

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2008 and 2007:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2008		April 30, 2007		% Change
		As a % of		As a % of	2008 Period to
	Amount	Revenues	Amount	Revenues	2007 Period

Revenues	$4,772,017	100%	$2,531,315	100%	89%
Cost of revenues	7,960,042	167	3,983,742	157	100

Gross loss	(3,188,025)	(67)	(1,452,427)	(57)	119

Operating expenses:
Product development costs	8,255,123	173	6,219,893	246	33
Selling, general and administrative costs	7,732,577	162	4,893,580	193	58

Total operating expenses	15,987,700	335	11,113,473	439	44

Operating loss	(19,175,725)	(402)	(12,565,900)	(496)	53
Interest income, net	4,434,844	93	1,389,702	55	219
Other income	—	—	13,906	—	100
Foreign exchange gain	84,158	2	1,523,527	60	(94)

Net loss	$(14,656,723)	(307)%	$(9,638,765)	(381)%	52%

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

Cost of revenues

Cost of revenues increased by $4.0 million, or 100%, to $8.0 million in fiscal 2008, as compared to $4.0 million in fiscal 2007. This increase in cost of revenues reflected the higher level of activity on revenue-bearing contracts of approximately $1.6 million, and the recognition of an additional $2.4 million of anticipated loss at completion on our contract for a wave power station off the coast of Spain. The additional anticipated loss was recognized based on a change in estimated costs associated with this contract and our decision in the fourth quarter of fiscal 2008 to absorb an additional $1.9 million in costs beyond our contractual obligation for initial cost overruns and certain other costs as set forth in the agreement for the Spain project.

Product development costs

Product development costs increased $2.0 million, or 33%, to $8.3 million in fiscal 2008, as compared to $6.2 million in fiscal 2007. The substantial increase in product development costs was primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system will increase in absolute dollars over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.

Selling, general and administrative costs

Selling, general and administrative costs increased $2.8 million, or 58%, to $7.7 million in fiscal 2008, as compared to $4.9 million in fiscal 2007. The increase was primarily attributable to an increase of $0.5 million related to additional marketing expenses and consulting costs, $1.8 million in professional fees, franchise taxes and costs incurred as a result of our becoming a public company in the United States, and $0.5 million in additional payroll and related incentive-based costs.

Interest income

Interest income increased by $3.0 million to $4.4 million in fiscal 2008, compared to $1.4 million in fiscal 2007, due primarily to the investment of the net proceeds of $89.9 million from our United States initial public offering on April 30, 2007.

Foreign exchange gain

Foreign exchange gain was $0.1 million in fiscal 2008, compared to a foreign exchange gain of $1.5 million in fiscal 2007. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2009, our revenues were $11.4 million, our net losses were $42.6 million and our net cash used in operating activities was $37.8 million. Over that same period, we raised $90.5 million in financing activities, including $89.9 million from the closing of our United States initial public offering on April 30, 2007.

At April 30, 2009, our total cash, cash equivalents and short-term and long-term investments were $81.7 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of term deposits with large commercial banks, Treasury bills and an investment in a money market fund. Our short-term investments consist primarily of certificates of deposit and Treasury bills with fixed maturity dates of more than 90 days but less than one year from the date of purchase, and other investments with current maturities of less than one year. Long-term investments consist of Treasury notes with maturities in excess of one year from the date of purchase.

The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.

Net cash used in operating activities was $16.7 million for fiscal 2009 and $13.7 million for fiscal 2008. The change was the result of an increase in net loss of $3.7 million, an increase in non-cash charges of $1.6 million, and a decrease in cash provided by operating assets and liabilities of $0.9 million. The change in non-cash charges was primarily due to a change in foreign exchange gains (losses) of $1.4 million due to the relative change in the value of the British pound against the US dollar, an increase in loss on disposal of equipment of $0.3 million, an increase in Treasury note amortization of $0.3 million and a decrease in stock option expense of $0.4 million. The decrease in cash provided by operating assets and liabilities was primarily the result of a decrease in cash provided by accrued expenses of $0.9 million, a decrease in cash provided by unearned revenues of $1.1 million and an increase in cash provided by accounts receivable of $1.4 million. The change in accrued expenses primarily reflected a net reduction in accrued contract losses. The changes in unearned revenue and accounts receivable were primarily due to the timing of billings to customers.

Net cash used in investing activities was $58.6 million for fiscal 2009 and $4.4 million for fiscal 2008. The change was primarily the result of a net increase in purchases of securities with maturities longer than 90 days during fiscal 2009, reflecting a lengthening of such maturities to increase income yield. Also, there was a $0.4 million increase in purchases of equipment and a $0.1 million increase in payments of patent costs during fiscal 2009.

Net cash provided by financing activities was $0.2 million in fiscal 2009, reflecting a net increase in our loans from the State of New Jersey. During fiscal 2009, we received a $0.25 million interest free loan under the New Jersey Board of Public Utilities Renewable Energy Business Venture Assistance Program. In fiscal 2008, net cash used in financing activities was $0.6 million, reflecting the payment of stock issuance costs, net of proceeds from the exercise of stock options.

We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the commercialization of the PowerBuoy system. Our future capital requirements will depend on a number of factors, including:

•	the cost of development efforts for our PowerBuoy systems;

•	the success of our commercial relationships with major customers;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional commercial relationships;

•	the implementation of our expansion plans, including the hiring of new employees;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.

We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through fiscal 2011. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.

Contractual Obligations

Our major outstanding contractual obligations primarily relate to our facilities leases. We have summarized in the table below our fixed contractual cash obligations as of April 30, 2009.

	Payments Due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$438,000	$93,000	$95,000	$100,000	$150,000
Operating leases	1,474,000	451,000	715,000	308,000	—

Total	$1,912,000	$544,000	$810,000	$408,000	$150,000

Our long-term debt consists of an interest-free loan from the New Jersey Economic Development Authority and a recoverable grant award from the New Jersey Board of Public Utilities. Under the interest-free loan, the amounts to be repaid each year are determined as a percentage of revenues we receive in that year from our customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Under the recoverable grant award, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in May 2012.

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

Upon anticipating a loss on a contract, we recognize the full amount of the anticipated loss in the current period. We had loss reserves of $1.2 million as of April 30, 2009 and $2.1 million as of April 30, 2008 related to two contracts. In fiscal 2009 and 2008, we recognized losses of $0.8 million and $2.4 million, respectively, on our contract for a wave power station off the coast of Spain. The additional anticipated losses were recognized based on changes in estimated costs associated with this contract, a reduction in the expected contract value, and our decision in the fourth quarter of fiscal 2008 to absorb an additional $1.9 million in costs beyond our obligation for initial cost overruns and certain other costs as set forth in the agreement. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement, as well as modifications in contract loss estimates, may require changes in reserves established for anticipated contract losses.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction in unbilled receivables, and to the extent that those billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, in their statement of operations based on the fair value of the awards. We adopted SFAS No. 123R effective May 1, 2006 using the modified prospective method. Under this method, compensation cost is recognized for all share-based payments granted subsequent to April 30, 2006, awards modified after April 30, 2006, and the remaining portion of the fair value of unvested awards at April 30, 2006. Prior to May 1, 2006, we used the intrinsic value method to determine values used in our pro forma stock-based compensation disclosures.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options, as permitted by the provisions of SFAS No. 123R. Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Because our stock has been publicly traded in the United States only since April 2007, we do not have a significant observable share-price volatility for the United States capital markets; therefore, we estimate our expected volatility based on that of what we consider to be similar publicly-traded companies and expect to continue to do so until such time as we have adequate historical data from our traded share price in the United States. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange on which our shares have traded since October 2003, because we do not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market is an appropriate indicator of the expected volatility of our common stock. Prior to fiscal 2007, we estimated the expected term of our options using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. Beginning in fiscal 2007, we estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by SAB 107. If we determine another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Higher volatility and longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not as significant to the calculation of the fair value of our stock-based awards.

In addition, SFAS No. 123R requires us to develop an estimate of the number of stock-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the consolidated financial statements during the quarter of the change. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements. These adjustments affect our cost of revenues, product development costs and selling, general and administrative costs. To date, the effect of forfeiture adjustments on our consolidated financial statements has been insignificant. The expense we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

As a result of the adoption of SFAS No. 123R, we recorded stock compensation expense related to employees of $1.5 million, $1.8 million and $1.1 million in fiscal 2009, 2008 and 2007, respectively.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as credit and net operating loss carryforwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 13 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which was $25.5 million as of April 30, 2009 and $19.5 million as of April 30, 2008.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have any impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and 124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 and 124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adopt the provisions of FSP FAS 115-2 and 124-2 during the first quarter of the fiscal year ended April 30, 2010. The Company is currently evaluating the impact of FSP FAS 115-2 and 124-2.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1 and APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. The Company will adopt FSP FAS 107-1 and APB 28-1 during the first quarter of the fiscal year ended April 30, 2010. The adoption will not affect the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We generally place our investments in money market funds, Treasury bills and notes, and certificates of deposit with maturities of less than one year. We actively manage our portfolio of cash equivalents and investments, but in order to ensure liquidity, we will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a change in interest rates would not have a material effect on the value of the portfolio. We do not have market risk exposure on our long-term debt because it consists of an interest-free loan from the New Jersey Economic Development Authority and a recoverable grant award from the New Jersey Board of Public Utilities.

Management estimates that had the average yield on our cash, cash equivalents, and investments decreased by 100 basis points, our interest income for the year ended April 30, 2009 would have decreased by $0.9 million. This estimate assumes that the decrease occurred on the first day of fiscal 2009 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, and investments.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $8.5 million as of April 30, 2009 and $9.6 million as of April 30, 2008, compared to our short-term and long-term investments and cash account balances of $81.7 million as of April 30, 2009 and $101.1 million as of April 30, 2008. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the year ended April 30, 2009 were recorded in Euros, British pounds sterling or Australian dollars. If the foreign currency exchange rates had fluctuated by 10% as of April 30, 2009, the impact on our foreign exchange gains and losses would have been $0.9 million.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective in providing reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2.

The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is provided under “Report of Independent Registered Public Accounting Firm” on page F-4.

During the quarter ended April 30, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct” and “Corporate Governance and Board Matters,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

(3) Exhibits: See Exhibits Index on pages 58 to 59.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 14, 2009

By:	/s/ Mark R. Draper
Mark R. Draper
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark R. Draper Mark R. Draper	Director, Chief Executive Officer (Principal Executive Officer)	July 14, 2009

/s/ George W. Taylor George W. Taylor	Executive Chairman of the Board of Directors	July 14, 2009

/s/ Charles F. Dunleavy Charles F. Dunleavy	Director, Chief Financial Officer, Senior Vice President, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 14, 2009

/s/ Seymour S. Preston III Seymour S. Preston III	Director	July 14, 2009

/s/ Thomas J. Meaney Thomas J. Meaney	Director	July 14, 2009

/s/ Paul F. Lozier Paul F. Lozier	Director	July 14, 2009

/s/ J. Victor Chatigny J. Victor Chatigny	Director	July 14, 2009

Exhibits Index

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to Form 10-Q filed September 14, 2007)
3.2		Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to Form 10-Q filed September 14, 2007)
4.1		Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
10	.1+	Engineering, Procurement and Construction of a Wave Energy Power Plant at “Punta del Pescador” (Santoña, Spain), dated July 27, 2006, between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited (incorporated by reference from Exhibit 10.1 to Form S-1 filed November 13, 2006)
10	.2+	Contract Number N00014-05-C-0384, dated September 20, 2005, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as amended by the Amendment of Solicitation/Modification of Contract dated March 22, 2007 (incorporated by reference from Exhibit 10.2 to Form S-1 filed November 13, 2006)
10	.3+	Contract Number N00014-02-C-0053, dated February 8, 2002, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies Inc., as modified (incorporated by reference from Exhibit 10.3 to Form S-1 filed November 13, 2006)
10.4		Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006)
10.5		1994 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Form S-1 filed November 13, 2006)*
10.6		Incentive Stock Option Plan (incorporated by reference from Exhibit 10.6 to Form S-1 filed November 13, 2006)*
10.7		2001 Stock Plan (incorporated by reference from Exhibit 10.7 to Form S-1 filed November 13, 2006)*
10.8		2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.8 to Form S-1/A filed March 19, 2007)*
10.9		Amended and Restated Voting and Right of First Refusal Agreement, dated April 18, 2005, between Ocean Power Technologies, Inc., George W. Taylor and JoAnne E. Burns (incorporated by reference from Exhibit 10.9 to Form S-1 filed November 13, 2006)
10.10		Agreement to Refinance, dated November 14, 1993 between Joseph R. Burns, Michael Y. Epstein, George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.10 to Form S-1 filed November 13, 2006)
10.11		Amended and Restated Employment Agreement, dated April 8, 2009, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 13, 2009)*
10.12		Amended and Restated Employment Agreement, dated April 8, 2009, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 13, 2009)*
10.13		Consultant Agreement, dated August 1, 1999, between Thomas J. Meaney and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.13 to Form S-1 filed November 13, 2006)
10.14		Employment Agreement, dated September 9, 2004, between Mark R. Draper and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.14 to Form S-1 filed November 13, 2006)*
10.15		Employment Agreement, dated September 30, 2005, between John A. Baylouny and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.15 to Form S-1 filed November 13, 2006)*
10.16		Lease Agreement, dated August 30, 2005 between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1, as amended on January 27, 2006 (incorporated by reference from Exhibit 10.16 to Form S-1 filed November 13, 2006)
10.17		Lease, dated January 15, 2007, between University of Warwick Science Park Innovation Centre Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.17 to Form S-1/A filed March 19, 2007)

Exhibit
Number		Description

10.18		Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)
10	.19+	Contract for the Development and Application of a Sea Wave Energy Generation System in France, dated as of June 17, 2005, between Iberdrola Energias Renovables II, S.A. Sociedad Unipersonal, Total Energie Development SA, Ocean Power Technologies Ltd. and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.19 to Form S-1/A filed March 19, 2007)
10.20		Contract Number DM259735, dated September 17, 2005 between Lockheed Martin Corporation Maritime Systems and Sensors (MS2) and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.20 to Form S-1/A filed March 19, 2007)
10.21		Marketing Cooperation Agreement, dated September 9, 2006, between Ocean Power Technologies, Inc. and Lockheed Martin Corporation through its Maritime Systems and Sensors business unit (incorporated by reference from Exhibit 10.21 to Form S-1/A filed April 10, 2007)
10	.22+	Contract Number N00014-07-C-0617, dated May 24, 2007, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed June 8, 2007)
10.23		Amendment to Contract for the Development and Application of a Sea Wave Energy Generating System in France, dated as of April 2, 2007, between Iberdrola Energias Renovables, S.A.S., Total Energie Development, S.A., Ocean Power Technologies Ltd. and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed September 14, 2007)
10.24		Modification of Contract, dated September 13, 2007, modifying Contract Number N00014-02-C-0053, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 17, 2007)
10.25		Modification of Contract, dated September 26, 2007, modifying Contract Number N00014-05-C-0384, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as modified. (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 17, 2007
10.26		Employment Agreement, dated December 21, 2007, between Herbert T. Nock and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.26 to Form 10-K filed July 14, 2008)*
10.27		Addendum to the Agreement for the Engineering, Procurement and Construction of a Wave Energy Power Plant at “Punta del Pescador” (Santoña, Spain), between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited, dated February 18, 2008 (incorporated by reference from Exhibit 10.27 to Form 10-K filed July 14, 2008)
10.28		Lease, dated February 1, 2008, between KUC Properties Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2008)
10.29		Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy date September 23, 2008 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 10, 2008)
10.30		Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 10, 2008)
10.31		Agreement between Ocean Power Technologies, Inc. and the Office of Naval Research of the US Navy dated October 31, 2008 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed December 10, 2008)
21.1		Subsidiaries of the registrant
23.1		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.

*	Management contract or compensatory plan or arrangement

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2009.

The effectiveness of the Company’s internal control over financial reporting as of April 30, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/  MARK R. DRAPER
Mark R. Draper
Chief Executive Officer

/s/  CHARLES F. DUNLEAVY
Charles F. Dunleavy
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ocean Power Technologies, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 14, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited Ocean Power Technologies, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ocean Power Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ocean Power Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2009, and our report dated July 14, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 14, 2009

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$12,267,830	88,836,304
Short-term investments	28,840,399	—
Accounts receivable	985,149	1,728,637
Unbilled receivables	988,418	577,452
Other current assets	1,082,696	1,375,249

Total current assets	44,164,492	92,517,642
Property and equipment, net	897,718	628,454
Patents, net	909,727	717,288
Restricted cash	951,552	1,123,848
Long-term investments	40,628,865	12,233,437
Other noncurrent assets	1,241,552	330,296

Total assets	$88,793,906	107,550,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$908,837	1,457,575
Accrued expenses	3,853,437	4,490,008
Unearned revenues	281,570	699,752

Total current liabilities	5,043,844	6,647,335
Long-term debt	345,386	188,784
Deferred rent	21,649	16,237
Deferred credits	600,000	600,000

Total liabilities	6,010,879	7,452,356

Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares,
none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares,
issued and outstanding 10,210,354 shares	10,210	10,210
Additional paid-in capital	154,568,931	153,057,265
Accumulated deficit	(71,242,791)	(52,927,641)
Accumulated other comprehensive loss	(553,323)	(41,225)

Total stockholders’ equity	82,783,027	100,098,609

Total liabilities and stockholders’ equity	$88,793,906	107,550,965

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2009	2008	2007

Revenues	$4,049,445	4,772,017	2,531,315
Cost of revenues	4,840,403	7,960,042	3,983,742

Gross loss	(790,958)	(3,188,025)	(1,452,427)

Operating expenses:
Product development costs	8,372,244	8,255,123	6,219,893
Selling, general and administrative costs	9,529,071	7,732,577	4,893,580

Total operating expenses	17,901,315	15,987,700	11,113,473

Operating loss	(18,692,273)	(19,175,725)	(12,565,900)
Interest income, net	1,672,350	4,434,844	1,389,702
Other income	—	—	13,906
Foreign exchange gain (loss)	(1,295,227)	84,158	1,523,527

Net loss	$(18,315,150)	(14,656,723)	(9,638,765)

Basic and diluted net loss per share	$(1.79)	(1.44)	(1.83)

Weighted average shares used to compute basic and
diluted net loss per share	10,210,354	10,200,729	5,260,794

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-In	Accumulated	Comprehensive	Stockholder
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, May 1, 2006	5,171,119	$5,171	59,725,777	(28,632,153)	(32,091)	31,066,704
Net loss	—	—	—	(9,638,765)	—	(9,638,765)
Foreign currency translation adjustment	—	—	—	—	(8,639)	(8,639)

Total comprehensive loss						(9,647,404)
Compensation related to stock option grants issued to employees	—	—	1,082,181	—	—	1,082,181
Compensation related to stock option grants issued for services	—	—	70,235	—	—	70,235
Adjustment for reverse stock split rounding	(9)	—	—	—	—	—
Sale of common stock, net of issuance costs	5,000,000	5,000	89,898,819	—	—	89,903,819
Proceeds from exercise of stock options	15,144	15	65,659	—	—	65,674

Balance, April 30, 2007	10,186,254	10,186	150,842,671	(38,270,918)	(40,730)	112,541,209
Net loss	—	—	—	(14,656,723)	—	(14,656,723)
Foreign currency translation adjustment	—	—	—	—	(495)	(495)

Total comprehensive loss						(14,657,218)
Compensation related to stock option grants issued to employees	—	—	1,788,841	—	—	1,788,841
Compensation related to stock option grants issued for services	—	—	137,982	—	—	137,982
Proceeds from exercise of stock options	24,100	24	287,771	—	—	287,795

Balance, April 30, 2008	10,210,354	10,210	153,057,265	(52,927,641)	(41,225)	100,098,609
Net loss	—	—	—	(18,315,150)	—	(18,315,150)
Foreign currency translation adjustment	—	—	—	—	(512,098)	(512,098)

Total comprehensive loss						(18,827,248)
Compensation related to stock option grants and restricted stock issued to employees	—	—	1,475,215	—	—	1,475,215
Compensation related to stock option grants and restricted stock issued for services	—	—	36,451	—	—	36,451

Balance, April 30, 2009	10,210,354	$10,210	154,568,931	(71,242,791)	(553,323)	82,783,027

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(18,315,150)	(14,656,723)	(9,638,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	1,295,227	(84,158)	(1,523,527)
Depreciation and amortization	299,405	241,721	269,075
Loss on disposal of equipment	268,976	—	24,572
Treasury note premium amortization	288,331	—	—
Compensation expense related to stock option grants	1,511,666	1,926,823	1,152,416
Deferred rent	5,412	5,412	10,825
Changes in operating assets and liabilities:
Accounts receivable	472,422	(878,643)	(827,287)
Unbilled receivables	(589,970)	(270,136)	(95,896)
Other current assets	140,418	(918,380)	(99,436)
Other noncurrent assets	(857,060)	(76,571)	—
Accounts payable	(448,138)	(122,323)	1,233,484
Accrued expenses	(361,284)	496,838	2,126,616
Unearned revenues	(418,182)	699,752	(14,405)
Other current liabilities	—	(26,106)	(85,470)

Net cash used in operating activities	(16,707,927)	(13,662,494)	(7,467,798)

Cash flows from investing activities:
Purchases of certificates of deposit	(95,992,100)	(8,968,170)	(55,187,304)
Maturities of certificates of deposit	67,151,702	17,358,316	47,279,314
Purchases of long-term investments	(28,683,759)	(12,233,437)	—
Restricted cash	—	—	(983,376)
Purchases of equipment	(811,493)	(419,835)	(107,271)
Payments of patent costs	(243,941)	(112,705)	(217,763)
Investments in joint ventures and other noncurrent assets	—	(27,714)	(122,001)

Net cash used in investing activities	(58,579,591)	(4,403,545)	(9,338,401)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—	—
Repayment of long-term debt	(42,801)	—	—
Sale of common stock, net of issuance costs	—	(870,116)	90,773,935
Proceeds from exercise of stock options	—	287,795	65,674

Net cash provided by (used in) financing activities	207,199	(582,321)	90,839,609

Effect of exchange rate changes on cash and cash equivalents	(1,488,155)	(20,809)	1,514,854

Net increase (decrease) in cash and cash equivalents	(76,568,474)	(18,669,169)	75,548,264
Cash and cash equivalents, beginning of period	88,836,304	107,505,473	31,957,209

Cash and cash equivalents, end of period	$12,267,830	88,836,304	107,505,473

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued espenses	$23,255	35,048	30,343
Stock issuance costs financed through accounts payable and accrued expenses	—	—	870,116
Capitalized purchases of equipment financed through accounts payable	96,304	36,964	—
Capitalized investment in joint ventures financed through accrued expenses	175,803	—	—

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Background

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

The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. During the years ended April 30, 2009, 2008 and 2007, the Company recorded provisions of approximately $810,000, $2,370,000 and $1,290,000, respectively, related to anticipated losses on contracts. Reserves related to loss contracts in the amounts of approximately $1,152,000 and $2,070,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2009 and 2008, respectively. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 14), as well as modifications in contract loss estimates, may require changes in reserves established for anticipated contract losses.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.

(d)	Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with maturities of three months or less from the date of purchase. Cash and cash equivalents include $4,337,000 and $15,617,000 of certificates of deposit with an initial term of less than three months at April 30, 2009 and 2008, respectively, and $6,530,000 and $1,251,000 invested in a money market fund as of April 30, 2009 and 2008, respectively. In addition, $70,881,000 was invested in short-term Treasury bills as of April 30, 2008.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(e)	Investments

Short-term investments consist of investments with maturities longer than three months but less than one year. Long-term investments consist of investments with maturities greater than one year. Investments which the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2009 and 2008, all of the Company’s investments were classified as held-to-maturity.

(f)	Restricted Cash and Credit Facility

The Company had $951,552 and $1,123,848 of restricted cash as of April 30, 2009 and 2008, respectively. The cash is restricted under the terms of a security agreement (the Agreement) between Ocean Power Technologies, Inc. and Barclays Bank. Under the Agreement, this cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, and is cancelable at the discretion of the bank.

(g)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation was $259,696, $213,977 and $247,515 for the years ended April 30, 2009, 2008 and 2007, respectively.

(h)	Foreign Exchange Gains and Losses

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $8,541,000 and $9,646,000 as of April 30, 2009 and 2008, respectively. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations.

(i)	Patents

External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $39,613, $27,744 and $21,560 for the years ended April 30, 2009, 2008 and 2007, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of April 30, 2009 is estimated to be approximately $53,000 per year.

(j)	Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company reviewed its long-lived assets for impairment in accordance with SFAS No. 144 and determined there was no impairment for the years ended April 30, 2009, 2008 and 2007.

(k)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, bank certificates of deposit and trade receivables. The Company invests its excess cash in highly liquid investments (principally short-term bank deposits, Treasury bills, Treasury notes and a money market fund) and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund or certificates of deposit.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Years Ended April 30,
Customer	2009	2008	2007

US Navy	67%	58%	54%
Iberdrola and Total	18%	31%	35%
Scottish Government	8%	10%	4%

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

In computing diluted net loss per share, 1,677,255, 1,445,302 and 1,303,574 options to purchase shares of common stock, non-vested restricted stock and shares to be issued to non-employee directors were excluded from the computations for the years ended April 30, 2009, 2008 and 2007, respectively.

(m)	Stock-Based Compensation

On May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 will be recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2009, 2008 and 2007 under SFAS No. 123R was approximately $1,475,000, 1,789,000 and $1,082,000, respectively.

Valuation Assumptions for Options Granted During the Years Ended April 30, 2009, 2008 and 2007.

The fair value of each stock option granted during the years ended April 30, 2009, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Years Ended April 30,
	2009	2008	2007

Risk-free interest rate	3.36%	4.69%	5.01%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6.29 years	5.99 years	5.5 years
Expected volatility	79.3%	77.9%	72.0%

The above assumptions were used to determine the weighted average per share fair value of $6.33, $10.87 and $8.80 for stock options granted during the years ended April 30, 2009, 2008 and 2007, respectively.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have any impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, FSP FAS 115-2 and 124-2 changes existing guidance for determining

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 and 124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adopt the provisions of FSP FAS 115-2 and 124-2 during the first quarter of the fiscal year ended April 30, 2010. The Company is currently evaluating the impact of FSP FAS 115-2 and 124-2.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1 and APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. The Company will adopt FSP FAS 107-1 and APB 28-1 during the first quarter of the fiscal year ended April 30, 2010. The adoption will not affect the Company’s financial position or results of operations.

(3)	Short-Term Investments

Investments with maturities in excess of 90 but less than 365 days from purchase are summarized as follows:

	April 30,
	2009	2008

Certificates of deposit denominated in USD	$3,685,370	—
Certificates of deposit denominated in GBP	3,217,152	—
US Treasury obligations	21,937,877	—

	$28,840,399	—

(4)	Long-Term Investments

The Company’s long-term investments are all classified as held-to-maturity and are summarized as follows:

			Gross	Gross
	Amortized		Unrealized	Unrealized	Market
	Cost		Gains	Losses	Value

April 30, 2009
US Treasury obligations	$40,628,865		430,558	(20,963)	41,038,460
April 30, 2008
US Treasury obligations	$12,233,437	(1)	—	—	12,233,437

(1)	This was one investment purchased on the last day of the fiscal year. Consequently there was no difference between amortized cost and market value.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Property and Equipment

The components of property and equipment are as follows:

	April 30,
	2009	2008

Computers and software	$581,790	614,695
Equipment	699,838	630,116
Office furniture and equipment	290,812	247,491
Leasehold improvements	141,129	70,145

	1,713,568	1,562,447
Less accumulated depreciation	(815,851)	(933,993)

	$897,718	628,454

(6)	Accrued Expenses

Included in accrued expenses at April 30, 2009 and 2008 were contract loss reserves of approximately $1,152,000 and $2,070,000, respectively, and accrued employee incentive payments of approximately $672,000 and $572,000, respectively. Accrued expenses at April 30, 2009 and 2008 also included legal and accounting fees of approximately $485,000 and $556,000, respectively, and accrued employee vacation of $151,000 and $143,000, respectively.

(7)	Related Party Transactions

The Company is obligated to pay royalties to G.W. Taylor, a founding stockholder of the Company; M.Y. Epstein; and the estate of J.R. Burns (stockholders of the Company) related to US patent 4404490 entitled, “Power Generation from Waves Near the Surface of Bodies of Water.” Royalty payments are limited to $925,000 in the aggregate, based on revenues related to certain piezoelectric-technology, if any, on the basis of 6% of future licenses sold and 4% of future product sales and development contracts. Through April 30, 2009, approximately $200,000 of royalties had been earned. During the years ended April 30, 2009, 2008 and 2007, no royalties were earned pursuant to these agreements, and no future royalties are expected to be earned. As of April 30, 2007, approximately $26,000 was included in other current liabilities related to these agreements. The amount was paid during the year ended April 30, 2008.

In August 1999, the Company entered into a consulting agreement with an individual for marketing services at a rate of $800 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $61,000, $62,000 and $54,000 during the years ended April 30, 2009, 2008 and 2007, respectively.

(8)	Debt

During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $61,000 and is required to repay an additional approximately $93,000 as of April 30, 2009. The current payment required was included in accrued expenses in the accompanying consolidated balance sheet as of April 30, 2009.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the year ended April 30, 2009, the Company received a recoverable grant award of $250,000 from the New Jersey Board of Public Utilities under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning May 2012.

(9)	Deferred Credits

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of April 30, 2009 and 2008. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).

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

(11)	Preferred Stock

In September 2003, in connection with the AIM offering, the Company’s stockholders authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2009 and 2008, no shares of preferred stock had been issued.

(12)	Share-Based Compensation

Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 453,390 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of April 30, 2009.

In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2009, the Company had issued or reserved 610,402 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares are authorized for issuance under the 2006 Stock Incentive Plan. As of April 30, 2009, the Company had issued options for 613,463 shares of common stock and had reserved an additional 189,752 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

(a)	Stock Options

A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)

Outstanding at May 1, 2008	1,445,302	$14.61
Forfeited	(90,300)	13.87
Expired	(40,210)	18.82
Exercised	—	—
Granted	317,471	8.88

Outstanding at April 30, 2009	1,632,263	13.43	5.1

Exercisable at April 30, 2009	1,089,718	14.50	3.5

The total intrinsic value of options exercised during the years ended April 30, 2008 and 2007 was approximately $101,000 and $188,000, respectively. There were no option exercises for the year ended April 30, 2009. The total intrinsic value of outstanding and exercisable options as of April 30, 2009 was zero. As of April 30, 2009, approximately 472,000 additional options were expected to vest, which had zero intrinsic value and a weighted average remaining contractual term of 8.4 years. As of April 30, 2009, there was approximately $2,891,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The Company normally issues new shares to satisfy option exercises under these plans.

Certain options were granted to consultants during the years ended April 30, 2009, 2008 and 2007. The Company has charged compensation expense of $36,451, $137,982 and $70,235 related to these option grants, which has been included in selling, general and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2009, 2008 and 2007, respectively.

(b)	Non-Vested Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the year ended April 30, 2009 there were 40,000 shares of non-vested restricted stock granted of which 20,000 shares were issued to employees with performance-based vesting requirements and 20,000 shares issued to employees with service-based vesting requirements. As of April 30, 2009, all 40,000 restricted shares are unvested.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of non-vested restricted stock under the plans is as follows:

Weighted
Average
	Number	Price per
	of Shares	Share

Outstanding at May 1, 2008	—	$—
Forfeited	—	—
Expired	—	—
Vested	—	—
Granted	40,000	6.48

Outstanding at April 30, 2009	40,000	6.48

As of April 30, 2009, there was approximately $58,000 of total recognized compensation cost and $184,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.1 years.

(c)	Shares of Common Stock

During the year ended April 30, 2009, 4,992 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the year ended April 30, 2009 related to the shares was approximately $40,000, which represents the fair value on the date of grant. The shares were not issued as of April 30, 2009, and accordingly the liability was included in accrued expenses.

(13)	Income Taxes

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2009	2008

Deferred tax assets:
Federal net operating loss carryforwards	$15,519,000	10,942,000
Foreign net operating loss carryforwards	3,380,000	3,328,000
New Jersey state operating loss carryforwards	1,792,000	756,000
Federal research and development tax credits	1,089,000	882,000
Foreign research and development tax credits	646,000	870,000
Stock compensation	2,151,000	1,788,000
Unrealized foreign exchange loss	224,000	148,000
Accrued expenses	515,000	731,000
Other	233,000	7,000

Gross deferred tax assets	25,549,000	19,452,000

Valuation allowance	$(25,549,000)	(19,452,000)

Net deferred tax assets	$—	—

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate differed from the percentages computed by applying the US Federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended April 30,
	2009	2008	2007

Computed “expected” tax benefit	(34)%	(34)%	(34)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(5)	(6)	(6)
Stock-based compensation expense	1	5	8
Federal research and development tax credits	(1)	(1)	(1)
Foreign research and development tax credits	—	(6)	—
Foreign rate differential	1	—	—
Other non-deductible expenses	1	—	1
Other	4	—	—
Increase in valuation allowance	33	42	32

	—%	—%	—%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or utilized. As of April 30, 2009 and 2008, based upon the level of historical taxable losses, valuation allowances of $25,549,000 and $19,452,000, respectively, were recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The valuation allowance increased $6,097,000, $6,249,000 and $3,149,000 during the years ended April 30, 2009, 2008 and 2007, respectively.

As of April 30, 2009, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $45,600,000, which begin to expire in 2010. The Company also had Federal research and development tax credit carryforwards of approximately $1,089,000 as of April 30, 2009, which begin to expire in 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. Such an ownership change, as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards on a yearly basis. Foreign loss before income taxes was approximately $2,763,000, $3,371,000, and $2,290,000 for the years ended April 30, 2009, 2008 and 2007, respectively. As of April 30, 2009, the Company had foreign net operating loss carryforwards of approximately $12,000,000, which begin to expire in 2024. The ability to utilize these carryforwards may be limited in the event of an ownership change.

On May 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, and requires additional financial statement disclosure. FIN 48 requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The implementation of FIN 48 did not have any material impact on the Company’s consolidated financial statements. At the adoption date of May 1, 2007 and also at April 30, 2008 and 2009, the Company had no unrecognized tax benefits. The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(14)	Commitments and Contingencies

(a)	Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in New Jersey, Warwick, United Kingdom and Santander, Spain under operating leases that expire on various dates through April 30, 2013. Rent expense under operating leases was approximately $606,000, $438,000 and $338,000 for the years ended April 30, 2009, 2008 and 2007, respectively. Future minimum lease payments under operating leases as of April 30, 2009 are as follows:

Year ending April 30:
2010	$450,751
2011	364,293
2012	351,234
2013	307,568
Thereafter	—

$1,473,846

(b)  Spain Construction Agreement

The Company is currently engaged in discussions regarding modifications to its agreement for the first phase of the construction of a wave power station off the coast of Spain. If the parties are unable to agree upon the necessary contract changes, the agreement may be terminated if the first phase of the project is not completed by December 31, 2009 for reasons attributable to the Company or if the Company is otherwise in default of its obligations under the agreement. In such an event, the Company’s customer will be entitled to seek reimbursement for direct damages only, limited to amounts specified in the contract.

(c)	Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

(15)	Quarterly Financial Data (Unaudited)

	Three Months Ended
Fiscal Year 2009	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$1,786,628	667,124	964,803	630,890
Gross profit (loss)	(161,518)	(702,454)	326,211	(253,197)
Operating loss	(4,416,283)	(5,426,265)	(3,882,472)	(4,967,253)
Net loss	(3,893,164)	(6,115,701)	(3,597,665)	(4,708,620)
Basic and diluted net loss per share	$(0.38)	(0.60)	(0.35)	(0.46)

	Three Months Ended
Fiscal Year 2008	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$555,704	1,686,212	1,421,856	1,108,245
Gross loss	(249,288)	(236,984)	(570,668)	(2,131,085)
Operating loss	(4,061,624)	(3,550,857)	(4,600,822)	(6,962,422)
Net loss	(2,437,844)	(1,870,816)	(3,992,961)	(6,355,102)
Basic and diluted net loss per share	$(0.24)	(0.18)	(0.39)	(0.62)

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

Geographic information is as follows:

	Year Ended April 30, 2009
	North America	Europe	Australia	Total

Revenues from external customers	$2,944,361	1,016,223	88,861	4,049,445
Operating loss	(15,870,696)	(2,475,659)	(345,918)	(18,692,273)
Long-lived assets	524,231	373,429	58	897,718
Total assets	$81,006,430	7,677,316	110,160	88,793,906

	Year Ended April 30, 2008
	North America	Europe	Australia	Total

Revenues from external customers	$2,831,122	1,940,895	—	4,772,017
Operating loss	(15,695,543)	(3,221,882)	(258,300)	(19,175,725)
Long-lived assets	392,980	234,497	977	628,454
Total assets	$103,873,654	3,624,686	52,625	107,550,965

	Year Ended April 30, 2007
	North America	Europe	Australia	Total

Revenues from external customers	$1,484,998	1,007,689	38,628	2,531,315
Operating loss	(10,254,579)	(2,191,703)	(119,618)	(12,565,900)
Long-lived assets	293,633	94,290	—	387,923
Total assets	$118,074,176	1,607,549	29,821	119,711,546