Form 10-Q
period 2009-07-31
Ocean Power Technologies, Inc.
filed 2009-09-09
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of August 31, 2009, the number of outstanding shares of common stock of the registrant was 10,210,354.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2009
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
     Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2009 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.
     You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,336,756	12,267,830
Marketable securities	44,940,113	40,849,736
Accounts receivable	939,294	985,149
Unbilled receivables	949,202	988,418
Other current assets	703,645	1,082,696

Total current assets	52,869,010	56,173,829
Marketable securities	29,409,756	28,619,528
Restricted cash	1,262,392	951,552
Property and equipment, net	942,787	897,718
Patents, net	928,038	909,727
Other noncurrent assets	1,374,749	1,241,552

Total assets	$86,786,732	88,793,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$816,346	908,837
Accrued expenses	2,707,683	3,853,437
Unearned revenues	411,601	281,570

Total current liabilities	3,935,630	5,043,844
Other noncurrent liabilities	107,555	—
Long-term debt	345,386	345,386
Deferred rent	16,237	21,649
Deferred credits	600,000	600,000

Total liabilities	5,004,808	6,010,879

Commitments and contingencies (note 9)

Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,210,354 shares	10,210	10,210
Additional paid-in capital	154,917,130	154,568,931
Accumulated deficit	(73,341,268)	(71,242,791)
Accumulated other comprehensive loss	144,795	(553,323)

Total Ocean Power Technologies, Inc. stockholders’ equity	81,730,867	82,783,027

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. (note 2(r))	51,057	—

Total equity	81,781,924	82,783,027

Total liabilities and stockholders’ equity	$86,786,732	88,793,906

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2009	2008

Revenues	$1,310,937	1,786,628
Cost of revenues	1,024,227	1,948,146

Gross profit (loss)	286,710	(161,518)

Operating expenses:
Product development costs	1,361,400	1,702,949
Selling, general and administrative costs	2,166,271	2,551,816

Total operating expenses	3,527,671	4,254,765

Operating loss	(3,240,961)	(4,416,283)
Interest income	285,220	547,592
Other income	506,630	—
Foreign exchange gain (loss)	401,691	(24,473)

Net loss	(2,047,420)	(3,893,164)
Less: Net income attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(51,057)	—

Net loss attributable to Ocean Power Technologies, Inc.	$(2,098,477)	(3,893,164)

Basic and diluted net loss per share	$(0.21)	(0.38)

Weighted average shares used to compute basic and diluted net loss per share	10,210,354	10,210,354

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(2,098,477)	(3,893,164)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(401,691)	24,473
Depreciation and amortization	88,567	69,475
Treasury note premium/discount amortization, net	49,837	48,632
Loss (gain) on disposals of property, plant and equipment	—	—
Compensation expense related to stock option grants and restricted stock	348,199	460,446
Deferred rent	(5,412)	1,353
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	51,057	—
Changes in operating assets and liabilities:
Accounts receivable	89,052	1,228,508
Unbilled receivables	119,031	(822,876)
Other current assets	401,607	(459,808)
Other noncurrent assets	(34,953)	(22,398)
Other current liabilities	—	—
Other noncurrent liabilities	104,831	—
Accounts payable	(17,973)	483,097
Accrued expenses	(1,275,636)	(1,132,801)
Unearned revenues	130,031	(187,924)

Net cash used in operating activities	(2,451,930)	(4,202,987)

Cash flows from investing activities:

Purchases of marketable securities	(24,228,410)	(10,629,383)
Maturities of marketable securities	19,357,547	—
Restricted cash	(250,000)	—
Purchases of equipment	(102,046)	(234,705)
Payments of patent costs	(38,405)	(61,363)

Net cash used in investing activities	(5,261,314)	(10,925,451)

Cash flows from financing activities:

Exercise of stock options	—	—
Common stock issuance costs	—	—
Repayment of long-term debt	(93,398)	(42,801)
Proceeds from exercise of stock options	—	—

Net cash used in financing activities	(93,398)	(42,801)

Effect of exchange rates	875,568	(20,416)

Net increase (decrease) in cash and cash equivalents	(6,931,074)	(15,191,655)

Cash and cash equivalents, beginning of year	12,267,830	88,836,304

Cash and cash equivalents, end of year	$5,336,756	73,644,649

Non-cash transactions:
Capitalized patent costs financed through accounts payable and accrued expenses	$13,239	20,326
Capitalized fixed asset costs financed through accounts payable and accrued expenses	$21,955	76,628
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 filed with the Securities and Exchange Commission (SEC) and elsewhere in this Form 10-Q.
(2) Summary of Significant Accounting Policies
(a) Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the caption “Noncontrolling interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary.
     In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46R), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46R. As of July 31, 2009, there are no such entities.
(b) Use of Estimates
     The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment and patents; valuation allowances for receivables and deferred income tax assets; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.
(c) Revenue Recognition
     The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. During the three months ended July 31, 2009, the Company’s provisions related to anticipated losses on contracts decreased by $48,000. Accruals related to losses on contracts in the amounts of approximately $1,104,000 and $1,152,000 are included in accrued expenses in the accompanying consolidated balance sheets as of July 31, 2009 and April 30, 2009, respectively. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 9), as well as modifications in contract loss estimates, may require changes in accruals established for anticipated contract losses.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.
(d) Cash and Cash Equivalents
     Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include $3,198,000 and $4,337,000 of certificates of deposit with an initial term of less than three months at July 31, 2009 and April 30, 2009, respectively, and $14,000 and $6,530,000 invested in a money market fund as of July 31, 2009 and April 30, 2009, respectively.
(e) Marketable Securities
     Marketable securities with initial maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity securities is amortized over the remaining term of the security and added to or subtracted from the acquisition cost and interest income. As of July 31, 2009 and April 30, 2009, all of the Company’s marketable securities were classified as held-to-maturity.
(f) Restricted Cash and Credit Facility
     The Company had $1,262,392 and $951,552 of restricted cash as of July 31, 2009 and April 30, 2009, respectively. The cash is restricted under the terms of two security agreements.
     One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of July 31, 2009, approximately €720,000 is included in restricted cash.
     The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). During the year ended April 30, 2009, the Company received a recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance, which was $250,000 as of July 31, 2009.
(g) Property and Equipment
     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation was $78,490 and $60,602 for the three months ended July 31, 2009 and 2008, respectively.
(h) Other Income
     Other income consists of transactions that the Company considers to be outside the normal scope of its operations and operating activities. In the three months ended July 31, 2009, the Company recognized other income of $506,630 in connection with the settlement of a claim that it had against a supplier that provided engineering services to the Company.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(i) Foreign Exchange Gains and Losses
     The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $9,905,000 and $8,541,000 as of July 31, 2009 and April 30, 2009, respectively. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations. Foreign exchange gain (loss) was $401,691 and $(24,473) for the three months ended July 31, 2009 and 2008, respectively.
(j) Patents
     External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $10,077 and $8,875 for the three months ended July 31, 2009 and 2008, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of July 31, 2009 is estimated to be approximately $55,000 per year.
(k) Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment in accordance with SFAS No. 144 and determined there was no impairment for the three months ended July 31, 2009.
(l) Concentration of Credit Risk
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
     The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	July 31,
Customer	2009(1)	2008
US Navy	92%	41%
Iberdrola and Total	9%	50%

(1)        Total equals 101% due to a negative revenue adjustment made to another customer.
     The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company’s financial position or results of operations. The Company does not require collateral from its customers.
(m) Net Loss per Common Share
     Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of outstanding stock options, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     In computing diluted net loss per share, 1,789,405 and 1,667,663 options to purchase shares of common stock, non-vested restricted stock and shares to be issued to non-employee directors were excluded from the computations for the three months ended July 31, 2009 and 2008, respectively.
(n) Stock-Based Compensation
     On May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the consolidated financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the three months ended July 31, 2009 and 2008 under SFAS No. 123R was approximately $348,000 and $460,000, respectively.
Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2009 and 2008.
     The fair value of each stock option granted during the three months ended July 31, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Three Months Ended July 31,
	2009	2008
Risk-free interest rate	3.3%	3.7%
Expected dividend yield	0.0%	0.0%
Expected life	6.5 years	6.3 years
Expected volatility	75.4%	79.4%
     The above assumptions were used to determine the weighted average per share fair value of $4.82 and $6.81 for stock options granted during the three months ended July 31, 2009 and 2008, respectively.
(o) Accounting for Income Taxes
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or are utilized. Due to our history of operating losses, the Company has recorded a full valuation allowance against the deferred tax assets, including net operating loss carryforwards, where management believes it is more likely than not that the Company will not have sufficient taxable income to utilize these assets before they expire.
     As of July 31, 2009, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $46,000,000, which begin to expire in 2010. The Company also had Federal research and development tax credit carryforwards as of July 31, 2009, which begin to expire in 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company’s US initial public offering in April 2007. The Company’s annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year,

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year’s available limitation. The Company had foreign loss before income taxes for the periods ended July 31, 2009 and July 31, 2008. As of July 31, 2009, the Company had foreign net operating loss carryforwards, which begin to expire in 2024. The ability to utilize these carryforwards may be limited in the event of an ownership change.
(p) Accumulated Other Comprehensive Loss
     The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to US dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in accumulated other comprehensive income (loss) within stockholders’ equity.
(q) Recent Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is not permitted. Accordingly, the Company will apply SFAS No. 141R to business combinations occurring on or after May 1, 2009.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as a component of equity in the consolidated financial statements. This statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. It also requires that net losses be attributed to the noncontrolling interest even if they exceed the noncontrolling interest’s equity balance. Disclosure on the face of the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. The provisions of SFAS No. 160 were effective for the Company for interim periods and fiscal years beginning May 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements other than the presentation of a noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. in the Company’s consolidated financial statements. Net income attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. was $51,057 for the three months ended July 31, 2009. The proforma information specified in SFAS No. 160 for the three months ended July 31, 2008 is not presented as it is not material.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The adoption of FSP FAS 142-3 did not have any impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168 or the “Codification”), a replacement of SFAS 162. SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, FSP FAS 115-2 and 124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 and 124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and 124-2 did not have any impact the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 require disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1 and APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s Consolidated Financial Statements. The Company evaluated subsequent events through September 9, 2009, which is the date these financial statements were issued.

(3)	Marketable Securities
     Marketable securities with initial maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets and are summarized as follows:

	July 31, 2009	April 30, 2009
Certificates of deposit denominated in USD	$—	3,685,370
Certificates of deposit denominated in GBP	3,334,415	3,217,152
Certificates of deposit denominated in AUD	624,872	—
US Treasury obligations	40,980,826	33,947,214

	$44,940,113	40,849,736

     The Company’s marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets, are all classified as held-to-maturity, carried at amortized cost and are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
July 31, 2009

US Treasury obligations	$25,602,948	—	(84,398)	25,518,550
Certificate of deposit	3,806,808	28,950	—	3,835,758

	$29,409,756	28,950	(84,398)	29,354,308

April 30, 2009

US Treasury obligations	$28,619,528	423,095	(20,963)	29,021,660

     The April 30, 2009 balance of marketable securities was changed to increase the current portion and decrease the noncurrent portion by $12,009,000 to reflect the maturities of the underlying securities as of such date.

(4)	Accrued Expenses
     Included in accrued expenses at July 31, 2009 and April 30, 2009 were contract loss accruals of approximately $1,104,000 and $1,152,000, respectively, and accrued employee incentive payments of approximately $214,000 and $672,000, respectively. Accrued expenses at July 31, 2009 and April 30, 2009 also included legal and accounting fees of approximately $258,000 and $485,000, respectively, and accrued employee vacation of $203,000 and $151,000, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(5)	Related Party Transactions
     In August 1999, the Company entered into a consulting agreement with an individual for marketing services at a rate of $800 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $14,000 and $10,000 during the three months ended July 31, 2009 and 2008, respectively.

(6)	Debt
     During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $61,000 and is required to repay an additional approximately $93,000 as of July 31, 2009. The current payment required of $93,000 was included in accrued expenses in the accompanying consolidated balance sheet as of July 31, 2009. As of July 31, 2009, the remaining amount due of $96,000 was included in long-term debt on the accompanying consolidated balance sheet.
     During the year ended April 30, 2009, the Company received a recoverable grant award of $250,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning May 2012. The terms also require the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance.

(7)	Deferred Credits
     During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of July 31, 2009 and April 30, 2009. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).

(8)	Share-Based Compensation
     Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 423,390 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of July 31, 2009.
     In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of July 31, 2009, the Company had issued or reserved 610,402 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares are authorized for issuance under the 2006 Stock Incentive Plan. As of July 31, 2009, the Company had issued share-based compensation for 755,613 shares of common stock and had reserved an additional 47,602 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date. On July 20, 2009, subject to stockholder approval, our Board of Directors approved an amendment to the 2006 Stock Incentive Plan, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. If the amendment to the 2006 Stock Incentive Plan is approved by stockholders in October 2009, the Company will file an amendment to its Form S–8 registration statement to register the additional shares under the Securities Act of 1933.

(a)	Stock Options
     A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)
Outstanding at April 30, 2009	1,632,263	$13.43
Forfeited	(7,158)	10.52
Expired	(30,000)	16.70
Exercised	—	—
Granted	132,308	6.90

Outstanding at July 31, 2009	1,727,413	12.89	5.3

Exercisable at July 31, 2009	1,204,419	14.12	3.9

     The total intrinsic value of outstanding and exercisable options as of July 31, 2009 was zero. As of July 31, 2009, approximately 465,000 additional options were expected to vest, which had zero intrinsic value and a weighted average remaining contractual term of 8.6 years. As of July 31, 2009, there was approximately $3,177,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.8 years. The Company normally issues new shares to satisfy option exercises under these plans.

(b)	Non-Vested Restricted Stock
     Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2009, there were 20,000 shares of non-vested restricted stock granted to employees with service-based vesting requirements. As of July 31, 2009, all 20,000 restricted shares are unvested.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share
Outstanding at April 30, 2009	40,000	$6.48
Forfeited	—	—
Expired	(3,000)	6.48
Vested	—	—
Granted	20,000	6.10

Outstanding at July 31, 2009	57,000	6.35

     As of July 31, 2009, there was approximately $40,000 of total recognized compensation cost and $237,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.4 years.

(c)	Shares of Common Stock
     During the year ended April 30, 2009, 4,992 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the year ended April 30, 2009 related to the shares was approximately $40,000, which represents the fair value on the date of grant. The shares were not issued as of July 31, 2009, and accordingly the liability was included in accrued expenses.

(9)	Commitments and Contingencies
Litigation
     The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.
Other Contingencies
     The Company is currently engaged in discussions regarding modifications to its agreement for the first phase of the construction of a wave power station off the coast of Spain. If the parties are unable to agree upon the necessary contract changes, the agreement may be terminated if the first phase of the project is not completed by December 31, 2009 for reasons attributable to the Company or if the Company is otherwise in default of its obligations under the agreement. In such an event, the Company’s customer will be entitled to seek reimbursement for direct damages only, limited to amounts specified in the agreement. As of July 31, 2009, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

(10)	Operating Segments and Geographic Information
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
     Geographic information is as follows:

	North America	Europe	Australia	Total
Three months ended July 31, 2009
Revenues from external customers	$1,236,325	74,612	—	1,310,937
Operating loss	(2,853,585)	(306,256)	(81,120)	(3,240,961)

Three months ended July 31, 2008
Revenues from external customers	748,299	1,038,329	—	1,786,628
Operating loss	(3,652,555)	(682,658)	(81,070)	(4,416,283)

July 31, 2009
Long-lived assets	2,979,924	1,528,042	—	4,507,966
Total assets	77,854,562	8,185,028	747,142	86,786,732

April 30, 2009
Long-lived assets	2,639,302	1,361,189	58	4,000,549
Total assets	$81,006,430	7,677,316	110,160	88,793,906

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2010 refers to the year ending April 30, 2010).
Overview
     We develop and are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer two PowerBuoy products, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system.
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
     In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, also entered into the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39 MegaWatt (MW) wave power station. Under the Spain construction agreement, we agreed to manufacture and deploy by no later than December 31, 2009, one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems that together are contemplated to constitute a 1.39MW wave power station. In February 2008, the Spain construction agreement was amended to provide for the current phase of the construction of the PowerBuoy system plus the fabrication of the underwater power transmission cable and underwater substation for all ten PowerBuoy systems. The terms of the installation of the underwater transmission cable and underwater substation will be separately negotiated and, if so agreed, are expected to provide for additional funding for the installation work. The initial PB40kW PowerBuoy system for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. We are currently in discussions with Iberdrola Cantabria regarding the nature and costs of these improvements and their effects on plans for the redeployment of the buoy and the next phases of the project. If the parties are unable to agree upon the necessary contract changes, the agreement may be terminated if the first phase of the project is not completed by December 31, 2009 for reasons attributable to us or if we are otherwise in default of our obligations under the agreement. In such an event, Iberdrola Cantabria will be entitled to seek reimbursement for direct damages only, limited to amounts specified in the agreement. During the early stages of commercialization of our technology, systems deployed in the ocean may periodically require maintenance and repair of certain elements of the systems which in some cases may include retrieval and redeployment of the buoys and redeployment. We view this as an expected aspect of our operations and the process of bringing our PowerBuoy product to a fully commercial status.
     In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150 kW PowerBuoy demonstration system near Orkney, Scotland.

     In August 2007, we announced the award of a $0.5 million contract from PNGC Power, an Oregon-based electric power cooperative, providing funding toward the fabrication and installation of a 150kW PowerBuoy system off the coast of Oregon. In October 2008, we received a $2.0 million award from the US Department of Energy in support of the Oregon project. In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy conducted an ocean test in October 2008 of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System. In October 2008, we received a $3.0 million contract from the US Navy to expand the program and ocean-test an advanced version of our autonomous PowerBuoy for the Deep Water Active Detection System. As of July 31, 2009, our backlog was $6.4 million, a decrease of $1.1 million from April 30, 2009.
     For the three months ended July 31, 2009, we generated revenues of $1.3 million and incurred a net loss of $2.1 million, and for the three months ended July 31, 2008, we generated revenues of $1.8 million and incurred a net loss of $3.9 million. As of July 31, 2009, our accumulated deficit was $73.3 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and may, within a few years, represent the majority of our revenues.
     The marine energy industry, including wave, tidal and ocean current energy technologies, is expected to benefit from various legislative initiatives that have been undertaken or are planned by state and federal agencies. For example, the US production tax credit was expanded to include marine energy, as part of the Energy Improvement and Extension Act of 2008, signed into law in October 2008. Production tax credit provisions, that were previously in place, served only to benefit other renewable energy sources such as wind and solar. This new legislation will, for the first time, enable owners of wave power projects in the US to receive federal production tax credits, which, by their prospective effect of lowering income taxes for our customers based on energy produced, should improve the comparative economics of wave power as a renewable energy source.
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
     Under our agreement for the current phase of construction of a wave power station off the coast of Santoña, Spain, our revenues are limited to reimbursement for our construction costs without any mark-up and we are required to bear a portion of any cost overruns and to absorb certain other costs as set forth in the agreement. During the fourth quarter of fiscal 2008, we made the decision to absorb additional costs related to the current phase of the project beyond our obligation for the initial cost overruns and certain other costs as set forth in the agreement. This decision was based primarily on the progress of the project to date, the benefits to be derived from a successful initial project and the prospect of incremental contract value to be received in connection with additional work under this contract. Our estimate of the loss at completion of the contract also reflects our estimate of potential reductions in milestones billable under the current phase of the agreement.
     The US Navy accounted for approximately 92% of our revenues for the three months ended July 31, 2009, and approximately 41% of our revenues for the three months ended July 31, 2008. Iberdrola and Total accounted for approximately 9% of our revenues for the three months ended July 31, 2009, and approximately 50% of our revenues for the three months ended July 31, 2008. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We anticipate that, if our commercialization efforts are successful, the utility sector will become a larger percentage of our business.
     We currently focus our sales and marketing efforts on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. During the three months ended July 31, 2009 and 2008, we derived 6% and 58%, respectively, of our revenues from outside the United States.
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
     We operated at a gross profit of $0.3 million for the three months ended July 31, 2009 and a gross loss of $0.2 million for the three months ended July 31, 2008. Our ability to generate a gross profit depends on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.
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

     We introduced our current 40kW PowerBuoy system in fiscal 2006. Since October 2005, we have operated a 40kW system off the coast of New Jersey, which has operated and been periodically removed from the ocean for maintenance since that time. Other 40kW systems were deployed and tested in Hawaii for the US Navy project during the months of June 2007 and October 2008. Work is currently in progress on the design, construction and installation of two 150kW PowerBuoy systems in connection with projects off the coasts of the Orkney Islands, Scotland and Oregon.
Selling, general and administrative costs
     Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.
Interest income
     Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Prior to April 30, 2007, most of our cash, cash equivalents and marketable securities resulted from the remaining proceeds of our October 2003 common stock offering on the AIM market. On April 30, 2007, we completed our initial public offering in the United States, which resulted in net proceeds to us of $89.9 million. Total cash, cash equivalents, restricted cash, and marketable securities were $80.9 million as of July 31, 2009, compared to $96.5 million as of July 31, 2008. Interest income in the three months ended July 31, 2009 decreased compared to the three months ended July 31, 2008 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.
     We anticipate that our interest income reported in fiscal 2010 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash and lower interest rates.
Other income
     Other income consists of transactions that we consider to be outside the normal scope of our operations and operating activities. In the three months ended July 31, 2009, we recognized other income of $0.5 million in connection with the settlement of a claim which we had against a supplier that provided engineering services to us.
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
     We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $9.9 million as of July 31, 2009 and $7.9 million as of July 31, 2008, compared to our total cash, cash equivalents, restricted cash, and marketable security balances of $80.9 million as of July 31, 2009 and $96.5 million as of July 31, 2008. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2009 and 2008 were recorded in Euros, British pound sterling or Australian dollars.
     We currently do not hedge our exchange rate exposure. However, we assess the anticipated foreign currency working capital requirements and capital asset acquisitions of our foreign operations and attempt to maintain a portion of our cash, cash equivalents and marketable securities denominated in foreign currencies sufficient to satisfy these anticipated requirements. We also assess the need and cost to utilize financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.

Results of Operations
Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	July 31, 2009		July 31, 2008		% Change
		As a % of		As a % of	2009 Period to
	Amount	Revenues	Amount	Revenues	2008 Period
Revenues	$1,310,937	100%	$1,786,628	100%	(27)%
Cost of revenues	1,024,227	78	1,948,146	109	(47)

Gross profit (loss)	286,710	22	(161,518)	(9)	—

Operating expenses:
Product development costs	1,361,400	104	1,702,949	95	(20)
Selling, general and administrative costs	2,166,271	165	2,551,816	143	(15)

Total operating expenses	3,527,671	269	4,254,765	238	(17)

Operating loss	(3,240,961)	(247)	(4,416,283)	(247)	(27)
Interest income	285,220	22	547,592	30	(48)
Other income	506,630	39	—	—	—
Foreign exchange gain (loss)	401,691	31	(24,473)	(1)	—

Net loss	(2,047,420)	(156)	(3,893,164)	(218)	(47)
Less: Net income attributable to the noncontrolling interest	(51,057)	(4)	—	—	—

Net loss attributable to Ocean Power Technologies, Inc.	$(2,098,477)	(160)%	$(3,893,164)	(218)%	(46)%

Revenues
     Revenues decreased by $0.5 million in the three months ended July 31, 2009, or 27%, to $1.3 million, as compared to $1.8 million in the three months ended July 31, 2008. The decrease in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system decreased by $0.7 million due primarily to a decrease in billable work on our wave power station off the coast of Spain, as this project nears completion. Also, a decrease in revenue related to our EMEC project in Orkney, Scotland was offset by an increase in revenue related to our Hawaii project for the US Navy.

•	Revenues relating to our autonomous PowerBuoy system increased by $0.2 million as a result of work on projects with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.
Cost of revenues
     Cost of revenues decreased by $0.9 million, or 47%, to $1.0 million in the three months ended July 31, 2009, as compared to $1.9 million in the three months ended July 31, 2008. This decrease in cost of revenues reflected the lower level of activity on revenue-bearing contracts, primarily the wave power station off the coast of Spain and the absence of any provision for contract losses, as was accrued in the three months ended July 31, 2008. Activity related to the Spain contract was significantly higher during the three months ended July 31, 2008 as the buoy was being prepared for its initial deployment in September 2008.
Product development costs
     Product development costs decreased by $0.3 million, or 20% to $1.4 million in the three months ended July 31, 2009 as compared to $1.7 million in the three months ended July 31, 2008. The decrease in product development costs reflected a decrease in development work related to our 40kW PowerBuoy system. Product development costs were primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, including the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system may increase significantly over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.

Selling, general and administrative costs
     Selling, general and administrative costs decreased $0.4 million, or 15%, to $2.2 million for the three months ended July 31, 2009, as compared to $2.6 million for the three months ended July 31, 2008. The decrease was primarily attributable to a decrease in consulting expenses related to marketing efforts during the three months ended July 31, 2009 and a reduction in our share-based compensation expense.
Interest income
     Interest income decreased by $0.2 million, or 48%, to $0.3 million for the three months ended July 31, 2009, compared to $0.5 million for the three months ended July 31, 2008, due to a decrease in cash, cash equivalents and marketable securities. In addition, the average yield decreased to approximately 1.39% during the three months ended July 31, 2009 from approximately 2.19% during the three months ended July 31, 2008.
Other income
     Other income was $0.5 million for the three months ended July 31, 2009, compared to none for the three months ended July 31, 2008. During the first quarter of fiscal 2010, we settled a claim which we had against a supplier of engineering services, which resulted in a settlement in our favor.
Foreign exchange gain (loss)
     Foreign exchange gain was $0.4 million for the three months ended July 31, 2009, compared to a foreign exchange loss of $24,000 for the three months ended July 31, 2008. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.
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
     At July 31, 2009, our total cash, cash equivalents, restricted cash and marketable securities were $80.9 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of term deposits with large commercial banks, Treasury bills and an investment in a money market fund. Our marketable securities classified as current assets consist primarily of certificates of deposit and Treasury bills with fixed initial maturity dates of more than 90 days but which mature in less than one year from the balance sheet date, and other investments with current maturities of less than one year. Marketable securities classified as noncurrent assets consist primarily of Treasury notes with maturities in excess of one year from the balance sheet date.
     The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.
     Net cash used in operating activities was $2.5 million for the three months ended July 31, 2009 and $4.2 million for the three months ended July 31, 2008. The change was primarily the result of a decrease in net loss of $1.8 million. The decrease in net loss was offset by an increase in operating assets and liabilities of $0.4 million and a decrease in non-cash operating activities of $0.5 million.
     Net cash used in investing activities was $5.3 million for the three months ended July 31, 2009 and $10.9 million for the three months ended July 31, 2008. The change was primarily the result of a net increase in purchases of securities with maturities longer than 90 days during the three months ended July 31, 2009. Also, there was a $0.1 million decrease in purchases of equipment during the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and additional restricted cash of $0.3 million in the three months ended July 31, 2009.
     Net cash used in financing activities was $93,000 for the three months ended July 31, 2009, compared to net cash used in financing activities of $43,000 for the three months ended July 31, 2008.

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
     We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through fiscal 2011. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.
Off-Balance Sheet Arrangements
     Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We generally place our investments in money market funds, Treasury notes, Treasury bills and certificates of deposit with maturities of less than one year. We actively manage our portfolio of cash equivalents and marketable securities, but in order to ensure liquidity, we will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a change in interest rates would not have a material effect on the value of the portfolio. We do not have market risk exposure on our long-term debt because it consists of an interest-free loan from the New Jersey Board of Public Utilities.
     Management estimates that had the average yield on our cash, cash equivalents and marketable securities decreased by 100 basis points, our interest income for the three months ended July 31, 2009 would have decreased by approximately $0.2 million. This estimate assumes that the decrease occurred on the first day of the fiscal period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and marketable securities.
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
     We maintain cash accounts that are denominated in British pound sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $9.9 million as of July 31, 2009, compared to our total cash, cash equivalents, marketable securities and restricted cash account balances of $80.9 million as of July 31, 2009. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If foreign currency exchange rates had fluctuated by 10% as of July 31, 2009, the impact on our foreign exchange gains and losses would have been $1.0 million.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2009 were recorded in Euros, British pound sterling or Australian dollars.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of July 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2009. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 14, 2009.

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
     From the effective date of the registration statement through July 31, 2009, we used $1.0 million to construct demonstration wave power stations, $10.5 million to fund the continued development and commercialization of our PowerBuoy system, $3.3 million to expand our sales and marketing capabilities and $0.6 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in marketable securities, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.

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

Date: September 9, 2009

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Financial Officer (Principal Financial Officer)

Date: September 9, 2009

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