Form 10-Q
period 2009-10-31
Ocean Power Technologies, Inc.
filed 2009-12-10
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
     As of November 30, 2009, the number of outstanding shares of common stock of the registrant was 10,210,354.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31, 2009	April 30, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,347,906	12,267,830
Marketable securities	30,184,439	40,849,736
Accounts receivable	835,901	985,149
Unbilled receivables	863,745	988,418
Other current assets	962,842	1,082,696

Total current assets	39,194,833	56,173,829

Marketable securities	38,868,340	28,619,528
Restricted cash	1,316,032	951,552
Property and equipment, net	898,506	897,718
Patents, net	940,610	909,727
Other noncurrent assets	1,558,302	1,241,552

Total assets	$82,776,623	88,793,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$836,966	908,837
Accrued expenses	3,291,160	3,853,437
Unearned revenues	554,687	281,570

Total current liabilities	4,682,813	5,043,844

Other noncurrent liabilities	113,246	—

Long-term debt	345,386	345,386

Deferred rent	10,825	21,649

Deferred credits	600,000	600,000

Total liabilities	5,752,270	6,010,879

Commitments and contingencies (note 9)

Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,210,354 shares	10,210	10,210
Additional paid-in capital	155,268,900	154,568,931
Accumulated deficit	(78,533,039)	(71,242,791)
Accumulated other comprehensive income (loss)	225,049	(553,323)

Total Ocean Power Technologies, Inc. stockholders’ equity	76,971,120	82,783,027

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. (note 2(r))	53,233	—

Total equity	77,024,353	82,783,027

Total liabilities and stockholders’ equity	$82,776,623	88,793,906

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Revenues	$581,875	667,124	1,892,812	2,453,752
Cost of revenues	528,148	1,369,578	1,552,375	3,317,724

Gross profit (loss)	53,727	(702,454)	340,437	(863,972)

Operating expenses:
Product development costs	3,425,348	2,330,073	4,786,748	4,033,022
Selling, general and administrative costs	2,191,233	2,393,738	4,357,504	4,945,554

Total operating expenses	5,616,581	4,723,811	9,144,252	8,978,576

Operating loss	(5,562,854)	(5,426,265)	(8,803,815)	(9,842,548)

Interest income	247,601	514,446	532,821	1,062,038
Other income	24,960	—	531,590	—
Foreign exchange gain (loss)	100,698	(1,203,882)	502,389	(1,228,355)

Net loss	(5,189,595)	(6,115,701)	(7,237,015)	(10,008,865)
Less: Net income attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(2,176)	—	(53,233)	—

Net loss attributable to Ocean Power Technologies, Inc.	$(5,191,771)	(6,115,701)	(7,290,248)	(10,008,865)

Basic and diluted net loss per share	$(0.51)	(0.60)	(0.71)	(0.98)

Weighted average shares used to compute basic and diluted net loss per share	10,210,354	10,210,354	10,210,354	10,210,354

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,290,248)	(10,008,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(502,389)	1,228,355
Depreciation and amortization	184,424	144,233
Loss on disposals of property, plant and equipment	—	256,378
Treasury note premium/discount amortization, net	93,691	128,093
Compensation expense related to stock option grants and restricted stock	739,969	879,371
Deferred rent	(10,824)	2,706
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	53,233	—
Changes in operating assets and liabilities:
Accounts receivable	206,452	538,254
Unbilled receivables	213,990	(561,703)
Other current assets	150,207	(98,392)
Other noncurrent assets	(192,362)	(779,718)
Accounts payable	13,652	(56,328)
Accrued expenses	(767,723)	(784,535)
Unearned revenues	273,117	(323,864)
Other noncurrent liabilities	110,955	—

Net cash used in operating activities	(6,723,856)	(9,436,015)

Cash flows from investing activities:
Purchases of marketable securities	(35,407,938)	(73,025,156)
Maturities of marketable securities	35,863,482	6,910,425
Restricted cash	(250,000)	—
Purchases of equipment	(155,298)	(611,324)
Payments of patent costs	(61,054)	(97,188)

Net cash used in investing activities	(10,808)	(66,823,243)

Cash flows from financing activities:
Repayment of long-term debt	(93,398)	(42,801)

Net cash used in financing activities	(93,398)	(42,801)

Effect of exchange rate changes on cash and cash equivalents	908,138	(1,143,477)

Net decrease in cash and cash equivalents	(5,919,924)	(77,445,536)
Cash and cash equivalents, beginning of period	12,267,830	88,836,304

Cash and cash equivalents, end of period	$6,347,906	11,390,768

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$8,746	36,906
Capitalized patent costs financed through accounts payable and accrued expenses	13,239	25,587
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
     During the second quarter of fiscal 2010, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP), which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. As a result of the adoption of the Accounting Standards Codification (ASC), the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.
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
     In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of October 31, 2009, there are no such entities.
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
(c) Revenue Recognition
     The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. The Company’s provisions related to anticipated losses on contracts decreased by $303,000 and $351,000 during the three and six months ended October 31, 2009, respectively. Accruals related to losses on contracts in the amounts of approximately $801,000 and $1,152,000 are included in accrued expenses in the accompanying consolidated balance sheets as of October 31, 2009 and April 30, 2009, respectively. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 9), as well as modifications in contract loss estimates, may require changes in accruals established for anticipated contract losses.

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
(d) Cash and Cash Equivalents
     Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include $1,661,000 and $4,337,000 of certificates of deposit with an initial term of less than three months at October 31, 2009 and April 30, 2009, respectively, and $3,275,000 and $6,530,000 invested in a money market fund as of October 31, 2009 and April 30, 2009, respectively.
(e) Marketable Securities
     Marketable securities with initial maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity securities is amortized over the remaining term of the security and added to or subtracted from the acquisition cost and interest income. As of October 31, 2009 and April 30, 2009, all of the Company’s marketable securities were classified as held-to-maturity.
(f) Restricted Cash and Credit Facility
     The Company had $1,316,032 and $951,552 of restricted cash as of October 31, 2009 and April 30, 2009, respectively. The cash is restricted under the terms of two security agreements.
     One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of October 31, 2009, approximately €720,000 is included in restricted cash.
     The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). During the year ended April 30, 2009, the Company received a recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance, which was $250,000 as of October 31, 2009.
(g) Property and Equipment
     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation was $85,780 and $63,889 for the three months ended October 31, 2009 and 2008, respectively and $164,270 and $124,491 for the six months ended October 31, 2009 and 2008, respectively.
(h) Other Income
     Other income consists of transactions that the Company considers to be outside the normal scope of its operations and operating activities. The Company recognized other income of $24,960 and $531,590 during the three and six months ended October 31, 2009, respectively, primarily in connection with the settlement of a claim that it had against a supplier that provided engineering services to the Company.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(i) Foreign Exchange Gains and Losses
     The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pound sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $7,863,000 and $8,541,000 as of October 31, 2009 and April 30, 2009, respectively. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations. Foreign exchange gain (loss) was $100,698 and ($1,203,882) for the three months ended October 31, 2009 and 2008, respectively and $502,389 and ($1,228,355) for the six months ended October 31, 2009 and 2008, respectively.
(j) Patents
     External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $10,077 and $10,818 for the three months ended October 31, 2009 and 2008, respectively and $20,154 and $19,693 for the six months ended October 31, 2009 and 2008, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of October 31, 2009 is estimated to be approximately $56,000 per year.
(k) Long-Lived Assets
     Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the six months ended October 31, 2009.
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
     The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
Customer	2009(1)	2008	2009(1)	2008
US Navy	66%	65%	84%	47%
Iberdrola and Total	4%	14%	7%	40%
Scottish Executive	35%	10%	9%	9%
US Department of Energy (1)	(12)%	11%	(2)%	3%
Leighton	13%	—	4%	—

(1)	During the three months ended October 31, 2009, there was a significant increase in the estimated total cost for the Company’s project off the coast of Reedsport, Oregon. This resulted in a negative adjustment to revenues recognized under the percentage of completion method for the US Department of Energy and another customer associated with the project, which collectively results in a total of greater than 100% in the above table.
     The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company’s financial position or results of operations. The Company does not require collateral from its customers.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(m) Net Loss per Common Share
     Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of outstanding stock options and non-vested shares, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.
     In computing diluted net loss per share, options to purchase shares of common stock, non-vested restricted stock and shares to be issued to non-employee directors totaling 1,889,292 for the three and six months ended October 31, 2009 and 1,653,938 for the three and six months ended October 31, 2008, were excluded from the computations.
(n) Stock-Based Compensation
     Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense, related to stock options, recorded in the consolidated statements of operations was approximately $392,000 and $379,000 for the three months ended October 31, 2009 and 2008, respectively and $740,000 and $879,000 for the six months ended October 31, 2009 and 2008, respectively.
Valuation Assumptions for Options Granted During the Six Months Ended October 31, 2009 and 2008
     The fair value of each stock option granted during the six months ended October 31, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Six Months Ended October 31,
	2009	2008
Risk-free interest rate	3.0%	3.7%
Expected dividend yield	0.0%	0.0%
Expected life	6.4 years	6.2 years
Expected volatility	80.6%	79.4%
     The above assumptions were used to determine the weighted average per share fair value of $4.28 and $6.73 for stock options granted during the six months ended October 31, 2009 and 2008, respectively.
     Pursuant to annual retainer arrangements, 7,217 and 4,992 shares of common stock were awarded to non-employee directors during the six months ended October 31, 2009 and 2008, respectively. The aggregate share-based compensation expense recorded in the consolidated statement of operations related to the shares was approximately $35,000 and $40,000 for the six months ended October 31, 2009 and 2008 respectively, which represents the fair value on the date of grant. The shares were not issued as of October 31, 2009, and accordingly the liability was included in accrued expenses.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
net operating loss carryforwards, where management believes it is more likely than not that the Company will not have sufficient taxable income to utilize these assets before they expire.
     As of October 31, 2009, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $46,000,000, which begin to expire in 2010. The Company also had Federal research and development tax credit carryforwards as of October 31, 2009, which begin to expire in 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company’s US initial public offering in April 2007. The Company’s annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year’s available limitation. The Company had foreign loss before income taxes for the periods ended October 31, 2009 and October 31, 2008. As of October 31, 2009, the Company had foreign net operating loss carryforwards, which begin to expire in 2024. The ability to utilize these carryforwards may be limited in the event of an ownership change.
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
(q) Recent Accounting Pronouncements
     In December 2007, the FASB issued guidance on business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This new guidance applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, the Company applies the new guidance to business combinations occurring on or after May 1, 2009. As of October 31, 2009, the Company has not had any such transactions.
     In December 2007, the FASB issued guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as a component of equity in the consolidated financial statements. This statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. It also requires that net losses be attributed to the noncontrolling interest even if they exceed the noncontrolling interest’s equity balance. Disclosure on the face of the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. The provisions of the new guidance are effective for the Company for interim periods and fiscal years beginning May 1, 2009. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements other than the presentation of a noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. in the Company’s consolidated financial statements. Net income attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. was $2,176 and $53,233 for the three and six months ended October 31, 2009, respectively. The proforma information specified in the guidance for the 2008 period is not presented as it is not material.
     In November 2008, the FASB issued guidance that clarifies how to account for certain transactions involving equity method companies. Specifically, it addresses the initial measurement, decreases in value and changes in the level of ownership of equity method companies. The new guidance is effective for interim and annual reporting periods beginning on or after December 15, 2008. Adoption of the new guidance did not have any impact the Company’s financial position or results of operations.
     In April 2009, the FASB issued additional guidance for fair value measurement, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. In addition, this guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of the new guidance did not have any impact the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     In April 2009, the FASB issued new guidance which changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The new guidance is effective for interim and annual reporting periods ended after June 15, 2009. Adoption of the new guidance did not have any impact the Company’s financial position or results of operations.
     In April 2009, the FASB issued guidance revising disclosures about fair values of financial instruments in interim and annual financial statements. Prior to this guidance, disclosures about fair values of financial instruments were only required to be disclosed annually. The new guidance requires disclosures about fair value of financial instruments in interim and annual financial statements. Adoption of the new guidance did not affect the Company’s financial position or results of operations.
     In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The new guidance is effective for interim and annual periods ended after June 15, 2009. Adoption of the guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company evaluated subsequent events through December 10, 2009, which is the date these financial statements were issued.
     In June 2009, the FASB issued additional guidance that amended the existing accounting and disclosure guidance for the consolidation of variable interest entities. The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance will become effective for the Company beginning on January 1, 2010. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
(3) Marketable Securities
     Marketable securities with initial maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets and are summarized as follows:

	October 31, 2009	April 30, 2009
Certificates of deposit denominated in USD	$—	3,685,370
Certificates of deposit denominated in GBP	3,448,976	3,217,152
Certificates of deposit denominated in AUD	692,284	—
US Treasury obligations	26,043,179	33,947,214

	$30,184,439	40,849,736

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     The Company’s marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets, are all classified as held-to-maturity, carried at amortized cost and are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
October 31, 2009

US Treasury obligations	$35,061,532	143,228	—	35,204,760
Certificate of deposit	3,806,808	96,402	—	3,903,210

	$38,868,340	239,630	—	39,107,970

April 30, 2009

US Treasury obligations	$28,619,528	423,095	(20,963)	29,021,660

     The April 30, 2009 balance of marketable securities was changed to increase the current portion and decrease the noncurrent portion by $12,009,000 to reflect the maturities of the underlying securities as of such date.
(4) Accrued Expenses
     Included in accrued expenses at October 31, 2009 and April 30, 2009 were contract loss accruals of approximately $801,000 and $1,152,000, respectively, and accrued employee incentive payments of approximately $395,000 and $672,000, respectively. Accrued expenses at October 31, 2009 and April 30, 2009 also included legal and accounting fees of approximately $258,000 and $485,000, respectively, and accrued employee vacation of $213,000 and $151,000, respectively.
(5) Related Party Transactions
     In August 1999, the Company entered into a consulting agreement with an individual for marketing services at a rate of $800 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $16,000 and $21,000 during the three months ended October 31, 2009 and 2008, respectively, and $30,000 and $31,000 during the six-months ended October 31, 2009 and 2008, respectively.
(6) Debt
     During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $155,000. As of October 31, 2009, the remaining amount due of $95,000 was included in long-term debt on the accompanying consolidated balance sheet.
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
(7) Deferred Credits
     During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of October 31, 2009 and April 30, 2009. If the Company does

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).
(8) Share-Based Compensation
     Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 421,890 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of October 31, 2009.
     In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of October 31, 2009, the Company had issued or reserved 601,302 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.
     On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares were authorized for issuance under the 2006 Stock Incentive Plan. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. The Company will file an amendment to its Form S-8 registration statement to register the additional shares under the Securities Act of 1933. As of October 31, 2009, the Company had issued share-based compensation for 866,100 shares of common stock and had reserved an additional 787,115 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.
(a) Stock Options
     A summary of stock options under the plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Term
			(In Years)
Outstanding April 30, 2009	1,632,263	13.43
Forfeited	(20,238)	13.03
Expired	(31,500)	16.86
Exercised	—	—
Granted	239,558	5.98

Outstanding October 31, 2009	1,820,083	12.39	5.4

Exercisable October 31, 2009	1,202,929	14.09	3.7

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     The total intrinsic value of outstanding and exercisable options as of October 31, 2009 was $130,000. As of October 31, 2009, approximately 549,000 additional options were expected to vest, which had $125,000 intrinsic value and a weighted average remaining contractual term of 8.7 years. As of October 31, 2009, there was approximately $3,188,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.8 years. The Company normally issues new shares to satisfy option exercises under these plans.
(b) Non-Vested Restricted Stock
     Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2009, there were 20,000 shares of non-vested restricted stock granted to employees with service-based vesting requirements. As of October 31, 2009, all 20,000 restricted shares are unvested.
     A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share
Outstanding at April 30, 2009	40,000	$6.48
Forfeited	—	—
Expired	(3,000)	6.48
Vested	—	—
Granted	20,000	5.77

Outstanding at October 31, 2009	57,000	6.23

     As of October 31, 2009, there was approximately $95,000 of total recognized compensation cost and $183,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.3 years.
(c) Shares of Common Stock
     During the year ended April 30, 2009, 4,992 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the year ended April 30, 2009 related to the shares was approximately $40,000, which represents the fair value on the date of grant. The shares were not issued as of October 31, 2009, and accordingly the liability was included in accrued expenses.
     As of October 31, 2009, 7,217 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the six months ended October 31, 2009 related to the shares was approximately $35,000, which represents the fair value on the date of grant. The shares were not issued as of October 31, 2009, and accordingly the liability was included in accrued expenses.
(9) Commitments and Contingencies
Litigation
     The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.
Other Contingencies
     The Company is currently engaged in discussions regarding modifications to its agreement for the first phase of the construction of a wave power station off the coast of Spain. This first phase was due to be completed by December 31, 2009, but has been delayed. If no modification or extension is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of October 31, 2009, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
(10) Operating Segments and Geographic Information
     The Company views its business as one segment, which is the development and sale of its PowerBuoy product for wave energy applications. The Company operates on a worldwide basis with one operating company in the US, one operating subsidiary in the UK and one operating subsidiary in Australia, which are categorized below as North America, Europe and Australia, respectively. Revenues are generally attributed to the operating unit that bills the customers.
     Geographic information is as follows:

	North America	Europe	Australia	Total

Three months ended October 31, 2009
Revenues from external customers	$280,903	224,740	76,232	581,875
Operating loss	(5,395,872)	(155,489)	(11,493)	(5,562,854)

Three months ended October 31, 2008
Revenues from external customers	506,670	160,454	—	667,124
Operating loss	(4,680,636)	(621,037)	(124,592)	(5,426,265)

Six months ended October 31, 2009
Revenues from external customers	1,517,228	299,352	76,232	1,892,812
Operating loss	(8,249,457)	(461,745)	(92,613)	(8,803,815)

Six months ended October 31, 2008
Revenues from external customers	1,254,969	1,198,783	—	2,453,752
Operating loss	(8,333,191)	(1,303,695)	(205,662)	(9,842,548)

October 31, 2009
Long-lived assets	3,022,768	1,690,682	—	4,713,450
Total assets	73,762,321	8,123,517	890,785	82,776,623

April 30, 2009
Long-lived assets	2,639,302	1,361,189	58	4,000,549
Total assets	$81,006,430	7,677,316	110,160	88,793,906

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2010 refers to the year ending April 30, 2010).
Overview
     We develop and are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy ® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer two PowerBuoy products, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system.
     We market our utility PowerBuoy system, which is designed to supply electricity to a local or regional power grid, to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. We market our autonomous PowerBuoy system, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our autonomous PowerBuoy system, including sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture. We also offer our customers operations and maintenance services for our PowerBuoy systems, which are expected to provide a source of recurring revenues. In addition, we market our undersea substation pod and undersea power connection infrastructure services to other companies in the marine energy sector.
     We were incorporated in New Jersey in April 1984, began commercial operations in 1994, and were re-incorporated in Delaware in 2007. We currently have four wholly-owned subsidiaries, which include Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, Oregon Wave Energy Partners I, LLC, and Oregon Wave Energy Partners II, LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd.
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
     In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, also entered into the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39 MegaWatt (MW) wave power station. Under the Spain construction agreement, we agreed to manufacture and deploy by no later than December 31, 2009, one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems that together are contemplated to constitute a 1.39MW wave power station. In February 2008, the Spain construction agreement was amended to provide for the current phase of the construction of the PowerBuoy system plus the fabrication of the underwater power transmission cable and underwater substation for all ten PowerBuoy systems. The terms of the installation of the underwater transmission cable and underwater substation will be separately negotiated and, if so agreed, could provide for additional funding for the installation work. The initial PB40kW PowerBuoy system for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. We are currently in discussions with Iberdrola Cantabria regarding the nature and costs of these improvements and their effects on plans for the redeployment of the buoy and the next phases of the project. The first phase was due to be completed by December 31, 2009, but has been delayed. If no modification or extension is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that Iberdrola Cantabria may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if we are in default of our obligations under the agreement. As of October 31, 2009, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations. During the early stages of commercialization of our technology, systems deployed in the ocean may periodically require maintenance and repair of certain elements of the systems which in some cases may include retrieval and redeployment of the buoys. We view this as an expected aspect of our operations and the process of bringing our PowerBuoy product to a fully commercial status.

     In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150 kW PowerBuoy demonstration system near Orkney, Scotland.
     In August 2007, we announced the award of a $0.5 million contract from PNGC Power, an Oregon-based electric power cooperative, providing funding toward the fabrication and installation of a 150kW PowerBuoy system off the coast of Oregon. In October 2008, we received a $2.0 million award from the US Department of Energy in support of the Oregon project. In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy conducted an ocean test in October 2008 of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System. In October 2008, we received a $3.0 million contract from the US Navy to expand the program and ocean-test an advanced version of our autonomous PowerBuoy for the Deep Water Active Detection System. In September 2009, we received a $2.4 million contract from the US Navy to provide our PowerBuoy to the Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) Program. In October 2008, we signed an exclusive agreement with a consortium of three leading Japanese companies to develop a demonstration wave power station in Japan. The Japanese consortium comprises Idemitsu Kosan Co., Mitsui Engineering & Shipbuilding Co., and Japan Wind Development Co. As of October 31, 2009, our backlog was $7.1 million, an increase of $0.7 million from July 31, 2009.
     For the three months ended October 31, 2009, we generated revenues of $0.6 million and incurred a net loss of $5.2 million, compared to revenues of $0.7 million and a net loss of $6.1 million for the three months ended October 31, 2008. For the six months ended October 31, 2009, we generated revenues of $1.9 million and incurred a net loss of $7.3 million, compared to revenues of $2.5 million and a net loss of $10.0 million for the six months ended October 31, 2008. This reduction in net loss reflects management’s direction to move us towards profitability through focusing on profitable business and seeking funding support towards our product development costs. As of October 31, 2009, our accumulated deficit was $78.5 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and may, within a few years, represent the majority of our revenues.
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
     Further, it is expected that the US federal and state governments will increase their investments in the renewable energy sector under various economic stimulus measures. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the recent announcement of the government programs and the uncertainties surrounding their scope and size, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.
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
     The US Navy accounted for approximately 66% and 84% of our revenues for the three and six months ended October 31, 2009, respectively, and approximately 65% and 47% of our revenues for the three and six months ended October 31, 2008, respectively. The Scottish Executive accounted for approximately 35% and 9% of our revenues for the three and six months ended October 31, 2009, and 10% and 9% of our revenues for the three and six months ended October 31, 2008, respectively. Iberdrola and Total accounted for approximately 4% and 7% of our revenues for the three and six months ended October 31, 2009, and 14% and 40% of our revenues for the three and six months ended October 31, 2008, respectively. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We anticipate that, if our commercialization efforts are successful, the utility sector will become a larger percentage of our business.
     We currently focus our sales and marketing efforts on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. During the six months ended October 31, 2009 and 2008, we derived 20% and 49%, respectively, of our revenues from outside the United States.
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
     We operated at a gross profit of $0.1 million and $0.3 million for the three and six months ended October 31, 2009, respectively, and a gross loss of $0.7 million and $0.9 million for the three and six months ended October 31, 2008, respectively. Our ability to generate a gross profit depends on the nature of our contracts and on our ability to manage costs incurred on fixed price commercial contracts.
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

Interest income
     Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Prior to April 30, 2007, most of our cash, cash equivalents and marketable securities resulted from the remaining proceeds of our October 2003 common stock offering on the AIM market. On April 30, 2007, we completed our initial public offering in the United States, which resulted in net proceeds to us of $89.9 million. Total cash, cash equivalents, restricted cash, and marketable securities were $76.7 million as of October 31, 2009, compared to $89.6 million as of October 31, 2008. Interest income in the six months ended October 31, 2009 decreased compared to the six months ended October 31, 2008 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.
     We anticipate that our interest income reported in fiscal 2010 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash and lower interest rates.
Other income
     Other income consists of transactions that we consider to be outside the normal scope of our operations and operating activities. In the six months ended October 31, 2009, we recognized other income of $0.5 million in connection with the settlement of a claim which we had against a supplier that provided engineering services to us.
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
     We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $7.9 million as of October 31, 2009 and $4.5 million as of October 31, 2008, compared to our total cash, cash equivalents, restricted cash, and marketable security balances of $76.7 million as of October 31, 2009 and $89.6 million as of October 31, 2008. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and six months ended October 31, 2009 and 2008 were recorded in Euros, British pound sterling or Australian dollars.
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

Results of Operations
Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	October 31, 2009		October 31, 2008		% Change
		As a % of		As a % of	2009 Period to
	Amount	Revenues	Amount	Revenues	2008 Period
Revenues	$581,875	100%	$667,124	100%	(13)%
Cost of revenues	528,148	91	1,369,578	205	(61)

Gross profit (loss)	53,727	9	(702,454)	(105)	—

Operating expenses:
Product development costs	3,425,348	589	2,330,073	349	47
Selling, general and administrative costs	2,191,233	377	2,393,738	359	(8)

Total operating expenses	5,616,581	965	4,723,811	708	19

Operating loss	(5,562,854)	(956)	(5,426,265)	(813)	3
Interest income, net	247,601	43	514,446	77	(52)
Other income	24,960	4	—	—	—
Foreign exchange gain (loss)	100,698	17	(1,203,882)	(180)	—

Net loss	(5,189,595)	(892)	(6,115,701)	(917)	(15)
Less: Net income attributable to the noncontrolling interest	(2,176)	—	—	—	—

Net loss attributable to Ocean Power Technologies, Inc.	$(5,191,771)	(892)%	$(6,115,701)	(917)%	(15)%

Revenues
     Revenues decreased by $0.1 million in the three months ended October 31, 2009, or 13%, to $0.6 million, as compared to $0.7 million in the three months ended October 31, 2008. The decrease in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system were approximately the same in both years as increases in revenue of $0.2 million related to our Hawaii projects for the US Navy and our EMEC project in Orkney, Scotland were offset by a decrease in revenue of $0.2 million related to our project off the coast of Reedsport, Oregon.

•	Revenues relating to our autonomous PowerBuoy system decreased by $0.1 million as a result of a lower level of work on a project with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean. Work on this project is expected to accelerate during the three months ending January 31, 2010.
Cost of revenues
     Cost of revenues decreased by $0.9 million, or 61%, to $0.5 million in the three months ended October 31, 2009, as compared to $1.4 million in the three months ended October 31, 2008. This decrease in cost of revenues reflected the lower level of activity on revenue-bearing contracts, primarily our project off the coast of Reedsport, Oregon. There was also a $0.4 million decrease in cost of revenues resulting from a net change in provision for contract losses, including the reversal, during the three months ended October 31, 2009, of a $0.2 million in the provision for contract losses related to our wave power station off the coast of Spain as the reserve is no longer considered necessary.

Product development costs
     Product development costs increased by $1.1 million, or 47% to $3.4 million in the three months ended October 31, 2009 as compared to $2.3 million in the three months ended October 31, 2008. Product development costs were primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, especially the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system may increase over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.
Selling, general and administrative costs
     Selling, general and administrative costs decreased $0.2 million, or 8%, to $2.2 million for the three months ended October 31, 2009, as compared to $2.4 million for the three months ended October 31, 2008. The decrease was primarily attributable to a decrease in consulting, legal and investor relations expenses partially offset by increased expenses related to new employees.
Interest income
     Interest income decreased by $0.3 million, or 52%, to $0.2 million for the three months ended October 31, 2009, compared to $0.5 million for the three months ended October 31, 2008, due to a decrease in cash, cash equivalents and marketable securities. In addition, the average yield decreased to approximately 1.26% during the three months ended October 31, 2009 from approximately 2.19% during the three months ended October 31, 2008.
Foreign exchange gain (loss)
     Foreign exchange gain was $0.1 million for the three months ended October 31, 2009, compared to a foreign exchange loss of $1.2 million for the three months ended October 31, 2008. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.
Six Months Ended October 31, 2009 Compared to Six Months Ended October 31, 2008
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2009 and 2008:

	Six Months Ended		Six Months Ended
	October 31, 2009		October 31, 2008		% Change
		As a % of		As a % of	2009 Period to
	Amount	Revenues	Amount	Revenues	2008 Period
Revenues	$1,892,812	100%	$2,453,752	100%	(23)%
Cost of revenues	1,552,375	82	3,317,724	135	(53)

Gross profit (loss)	340,437	18	(863,972)	(35)	—

Operating expenses:
Product development costs	4,786,748	253	4,033,022	164	19
Selling, general and administrative costs	4,357,504	230	4,945,554	202	(12)

Total operating expenses	9,144,252	483	8,978,576	366	2

Operating loss	(8,803,815)	(465)	(9,842,548)	(401)	(11)
Interest income, net	532,821	28	1,062,038	42	(50)
Other income	531,590	28	—	—	—
Foreign exchange gain	502,389	27	(1,228,355)	(50)	—

Net loss	(7,237,015)	(382)	(10,008,865)	(408)	(28)
Less: Net income attributable to the noncontrolling interest	(53,233)	(3)	—	—	—

Net loss attributable to Ocean Power Technologies, Inc.	$(7,290,248)	(385)%	$(10,008,865)	(408)%	(27)%

Revenues
     Revenues decreased by $0.6 million in the six months ended October 31, 2009, or 23%, to $1.9 million, as compared to $2.5 million in the six months ended October 31, 2008. The decrease in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system decreased by $0.7 million as decreases in revenue of $1.0 million related to our wave power station off the coast of Spain and our project off the coast of Reedsport, Oregon were partially offset by increases in revenue of $0.3 million related to our Hawaii projects for the US Navy.

•	Revenues relating to our autonomous PowerBuoy system decreased by $0.1 million as a result of a lower level of work on a project with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.
Cost of revenues
     Cost of revenues decreased by $1.7 million, or 53%, to $1.6 million in the six months ended October 31, 2009, as compared to $3.3 million in the six months ended October 31, 2008. This decrease in cost of revenues reflected the lower level of activity on revenue-bearing contracts, primarily our project off the coast of Spain. Cost of revenues for the six months ended October 31, 2008 also reflected the recognition of $0.4 million of anticipated loss at completion on our project off the coast of Spain.
Product development costs
     Product development costs increased by $0.8 million, or 19% to $4.8 million in the six months ended October 31, 2009 as compared to $4.0 million in the six months ended October 31, 2008. Product development costs were primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, especially the 150kW PowerBuoy system. We anticipate that our product development costs related to the planned increase in the output of our utility PowerBuoy system may increase over the next several years and that the amount of these expenditures will not necessarily be affected by the level of revenue generated over that time period.
Selling, general and administrative costs
     Selling, general and administrative costs decreased $0.5 million, or 12%, to $4.4 million for the six months ended October 31, 2009, as compared to $4.9 million for the six months ended October 31, 2008. The decrease was primarily attributable to a decrease in consulting, accounting and investor relations expenses.
Interest income
     Interest income decreased by $0.6 million, or 50%, to $0.5 million for the six months ended October 31, 2009, compared to $1.1 million for the six months ended October 31, 2008, due to a decrease in cash, cash equivalents and marketable securities. In addition, the average yield decreased to approximately 1.26% during the six months ended October 31, 2009 from approximately 2.19% during the six months ended October 31, 2008.
Other income
     Other income was $0.5 million for the six months ended October 31, 2009, compared to none for the six months ended October 31, 2008. During the first quarter of fiscal 2010, we settled a claim which we had against a supplier of engineering services, which resulted in a settlement in our favor.
Foreign exchange gain (loss)
     Foreign exchange gain was $0.5 million for the six months ended October 31, 2009, compared to a foreign exchange loss of $1.2 million for the six months ended October 31, 2008. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.
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
     At October 31, 2009, our total cash, cash equivalents, restricted cash and marketable securities were $76.7 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of term deposits with large commercial banks, Treasury bills and an investment in a money market fund. Our marketable securities classified as current assets consist primarily of certificates of deposit and Treasury bills with fixed initial maturity dates of more than 90 days but which mature in less than one year from the balance sheet date, and other investments with current maturities of less than one year. Marketable securities classified as noncurrent assets consist primarily of Treasury notes with maturities in excess of one year from the balance sheet date.
     The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.
     Net cash used in operating activities was $6.7 million for the six months ended October 31, 2009 and $9.4 million for the six months ended October 31, 2008. The change was the result of a decrease in net loss of $2.7 million and a net increase in operating assets and liabilities of $2.1 million, offset by a net decrease in non-cash operating activities of $2.1 million.
     Net cash used in investing activities was $11,000 for the six months ended October 31, 2009 and $66.8 million for the six months ended October 31, 2008. The change was primarily the result of a net decrease in purchases of securities with maturities longer than 90 days during the six months ended October 31, 2009. Also, there was a $0.5 million decrease in purchases of equipment during the six months ended October 31, 2009 as compared to the six months ended October 31, 2008 and additional restricted cash of $0.3 million in the three months ended October 31, 2009.
     Net cash used in financing activities was $93,000 for the six months ended October 31, 2009, compared to net cash used in financing activities of $43,000 for the six months ended October 31, 2008.
     We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the commercialization of the PowerBuoy system. Our future capital requirements will depend on a number of factors, including:
•	the cost of development efforts for our PowerBuoy systems;

•	our ability to attract funding support for our technology development projects;

•	the success of our commercial relationships with major customers;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional commercial relationships;

•	the implementation of our expansion plans, including the hiring of new employees;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.
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
     Management estimates that had the average yield on our cash, cash equivalents and marketable securities decreased by 100 basis points, our interest income for the six months ended October 31, 2009 would have decreased by approximately $0.4 million. This estimate assumes that the decrease occurred on the first day of the fiscal period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and marketable securities.
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
     We maintain cash accounts that are denominated in British pound sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $7.9 million as of October 31, 2009, compared to our total cash, cash equivalents, marketable securities and restricted cash account balances of $76.7 million as of October 31, 2009. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If foreign currency exchange rates had fluctuated by 10% as of October 31, 2009, the impact on our foreign exchange gains and losses would have been $0.8 million.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the six months ended October 31, 2009 were recorded in Euros, British pound sterling or Australian dollars.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     From the effective date of the registration statement through October 31, 2009, we used $1.2 million to construct demonstration wave power stations, $13.1 million to fund the continued development and commercialization of our PowerBuoy system, $3.4 million to expand our sales and marketing capabilities and $0.7 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in marketable securities, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of shareholders was held on October 2, 2009. At the annual meeting, the shareholders voted on the following proposals:
Election of Directors
     Each nominee for director was elected by a vote of shareholders as follows:

Name	For	Withheld
Seymour S. Preston III	6,776,856	352,308
J. Victor Chatigny	6,795,312	333,852
Paul F. Lozier	6,888,996	240,168
Thomas J. Meaney	6,444,083	685,081
George W. Taylor	6,573,656	555,508
Mark R. Draper	6,567,571	561,593
Charles F. Dunleavy	6,542,923	586,241
Ratification of the Selection of KPMG LLP as Independent Registered Public Accounting Firm

	For	Against	Abstain
Ratification of KPMG LLP	7,010,792	103,830	14,542
Amendment of Ocean Power Technologies, Inc. 2006 Stock Incentive Plan

	For	Against	Abstain	Non-votes
Amendment of 2006 Stock Incentive Plan	2,612,362	1,541,269	66,579	2,908,954
Item 5. OTHER INFORMATION
     None.

Item 6. EXHIBITS

10.1	*	Agreement between Ocean Power Technologies, Inc. and the US Navy dated September 25, 2009

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC. (Registrant)
By:	/s/ Mark R. Draper
Mark R. Draper
Chief Executive Officer (Principal Executive Officer)

Date: December 10, 2009

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Financial Officer (Principal Financial Officer)

Date: December 10, 2009

EXHIBITS INDEX

10.1	*	Agreement between Ocean Power Technologies, Inc. and the US Navy dated September 25, 2009

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.