Form 10-Q
period 2010-01-31
Ocean Power Technologies, Inc.
filed 2010-03-12
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of February 26, 2010, the number of outstanding shares of common stock of the registrant was 10,389,491.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31, 2010	April 30, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,467,926	12,267,830
Marketable securities	22,714,622	40,849,736
Accounts receivable	958,560	985,149
Unbilled receivables	977,384	988,418
Other current assets	1,091,803	1,082,696

Total current assets	34,210,295	56,173,829

Marketable securities	38,850,770	28,619,528
Restricted cash	1,248,424	951,552
Property and equipment, net	839,313	897,718
Patents, net	982,223	909,727
Other noncurrent assets	1,502,943	1,241,552

Total assets	$77,633,968	88,793,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,206,304	908,837
Accrued expenses	3,404,023	3,853,437
Unearned revenues	831,553	281,570

Total current liabilities	5,441,880	5,043,844

Other noncurrent liabilities	152,901	21,649

Long-term debt	339,378	345,386

Deferred credits	600,000	600,000

Total liabilities	6,534,159	6,010,879

Commitments and contingencies (note 9)

Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,390,563 and 10,210,354 shares, respectively	10,391	10,210
Additional paid-in capital	155,480,846	154,568,931
Accumulated deficit	(84,182,535)	(71,242,791)
Accumulated other comprehensive loss	(261,143)	(553,323)

Total Ocean Power Technologies, Inc. stockholders’ equity	71,047,559	82,783,027

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. (note 2(q))	52,250	—

Total equity	71,099,809	82,783,027

Total liabilities and stockholders’ equity	$77,633,968	88,793,906

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Revenues	$856,482	964,803	2,749,294	3,418,555
Cost of revenues	691,090	638,592	2,243,465	3,956,316

Gross profit (loss)	165,392	326,211	505,829	(537,761)

Operating expenses:
Product development costs	3,681,118	2,086,386	8,467,866	6,119,408
Selling, general and administrative costs	2,557,931	2,122,297	6,915,435	7,067,851

Total operating expenses	6,239,049	4,208,683	15,383,301	13,187,259

Operating loss	(6,073,657)	(3,882,472)	(14,877,472)	(13,725,020)

Interest income	231,683	372,931	764,504	1,434,969
Other income	17,668	—	549,258	—
Foreign exchange gain (loss)	172,128	(88,124)	674,517	(1,316,479)

Net loss	(5,652,178)	(3,597,665)	(12,889,193)	(13,606,530)
Less: Net (income) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	2,682	—	(50,551)	—

Net loss attributable to Ocean Power Technologies, Inc.	$(5,649,496)	(3,597,665)	(12,939,744)	(13,606,530)

Basic and diluted net loss per share	$(0.55)	(0.35)	(1.27)	(1.33)

Weighted average shares used to compute basic and diluted net loss per share	10,213,900	10,210,354	10,211,536	10,210,354

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(12,889,193)	(13,606,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(674,517)	1,316,479
Depreciation and amortization	274,226	219,833
Loss on disposals of property, plant and equipment	—	259,855
Treasury note premium/discount amortization, net	135,325	208,184
Compensation expense related to stock option grants and restricted stock	872,109	1,194,835
Changes in operating assets and liabilities:
Accounts receivable	64,961	1,360,297
Unbilled receivables	76,224	(665,066)
Other current assets	12,858	407,838
Other noncurrent assets	(191,505)	(1,360,061)
Accounts payable	423,534	(714,451)
Accrued expenses	(553,942)	(1,232,617)
Unearned revenues	549,983	(411,411)
Other noncurrent liabilities	133,505	326,413

Net cash used in operating activities	(11,766,432)	(12,696,402)

Cash flows from investing activities:
Purchases of marketable securities	(34,048,490)	(100,069,431)
Maturities of marketable securities	41,838,886	34,767,268
Restricted cash	(250,000)	—
Purchases of equipment	(199,089)	(749,339)
Payments of patent costs	(119,017)	(191,027)

Net cash provided by (used in) investing activities	7,222,290	(66,242,529)

Cash flows from financing activities:
Repayment of long-term debt	(93,398)	(42,801)

Net cash used in financing activities	(93,398)	(42,801)

Effect of exchange rate changes on cash and cash equivalents	837,636	(1,602,214)

Net decrease in cash and cash equivalents	(3,799,904)	(80,583,946)
Cash and cash equivalents, beginning of period	12,267,830	88,836,304

Cash and cash equivalents, end of period	$8,467,926	8,252,358

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$6,894	62,136
Capitalized patent costs financed through accounts payable and accrued expenses	13,419	17,620
See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(Unaudited)

						Total
					Accumulated	Ocean Power
			Additional		Other	Technologies, Inc.
	Common Shares		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, April 30, 2008	10,210,354	$10,210	153,057,265	(52,927,641)	(41,225)	100,098,609	—	100,098,609
Net loss	—	—	—	(13,606,530)	—	(13,606,530)	—	(13,606,530)
Foreign currency translation adjustment	—	—	—		(662,584)	(662,584)	—	(662,584)

Total comprehensive loss						(14,269,114)		(14,269,114)
Compensation related to stock option grants and restricted stock issued to employees	—	—	1,118,399	—	—	1,118,399	—	1,118,399
Compensation related to stock option grants and restricted stock issued for services	—	—	36,451	—	—	36,451	—	36,451

Balance, January 31, 2009	10,210,354	$10,210	154,212,115	(66,534,171)	(703,809)	86,984,345	—	86,984,345

Balance, April 30, 2009	10,210,354	$10,210	154,568,931	(71,242,791)	(553,323)	82,783,027	—	82,783,027

Net loss	—	—	—	(12,939,744)	—	(12,939,744)	50,551	(12,889,193)

Foreign currency translation adjustment	—	—	—		292,180	292,180	1,699	293,879

Total comprehensive loss						(12,647,564)	52,250	(12,595,314)

Compensation related to stock option grants and restricted stock issued to employees	—	—	827,109	—	—	827,109	—	827,109
Compensation related to stock option grants and restricted stock issued to non-employees	—	—	45,000	—	—	45,000	—	45,000
Issuance of vested and unvested restricted stock to employees	168,000	168	(168)	—	—	—	—	—
Issuance of vested and unvested restricted stock to non-employees	12,209	13	39,974	—	—	39,987	—	39,987

Balance, January 31, 2010	10,390,563	$10,391	155,480,846	(84,182,535)	(261,143)	71,047,559	52,250	71,099,809

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(1) Background and Basis of Presentation
     Ocean Power Technologies, Inc. (the Company) was incorporated on April 19, 1984 in New Jersey, commenced commercial operations in 1994 and re-incorporated in Delaware in April 2007. The Company develops and is commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets and sells its products in the United States and internationally.
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
     During the second quarter of fiscal 2010, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP), which establishes the Codification as the sole source for authoritative U.S. GAAP and has superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. As a result of the adoption of the Accounting Standards Codification (ASC), the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.
(2) Summary of Significant Accounting Policies
(a) Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the caption “Noncontrolling interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. As of January 31, 2010, there was one noncontrolling interest, consisting of 11.8% of the Company’s Australian subsidiary.
     In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of January 31, 2010, there are no such entities.
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
(c) Revenue Recognition
     The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. The Company’s provisions related to anticipated losses on contracts decreased by $16,000 and $367,000 during the three and nine months ended January 31, 2010, respectively. Accruals related to losses on contracts in the amounts of approximately $785,000 and $1,152,000 are included in accrued expenses in the accompanying consolidated balance sheets as of January 31, 2010 and April 30, 2009, respectively. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 9), as well as modifications in contract loss estimates, may require changes in accruals established for anticipated contract losses.

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
(d) Cash and Cash Equivalents
     Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include $2,191,000 and $4,337,000 of certificates of deposit with an initial term of less than three months at January 31, 2010 and April 30, 2009, respectively, and $642,000 and $6,530,000 invested in a money market fund as of January 31, 2010 and April 30, 2009, respectively.
(e) Marketable Securities
     Marketable securities with initial maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity securities is amortized over the remaining term of the security and added to or subtracted from the acquisition cost and interest income. As of January 31, 2010 and April 30, 2009, all of the Company’s marketable securities were classified as held-to-maturity.
(f) Restricted Cash and Credit Facility
     The Company had $1,248,424 and $951,552 of restricted cash as of January 31, 2010 and April 30, 2009, respectively. The cash is restricted under the terms of two security agreements.
     One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of January 31, 2010, approximately €720,000 is included in restricted cash.
     The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). During the year ended April 30, 2009, the Company received a recoverable grant award from the NJBPU. Under this agreement, the Company was required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. In July 2009, the Company assigned a certificate of deposit in the amount of $250,000 to the NJBPU, which is outstanding as of January 31, 2010.
(g) Property and Equipment
     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation was $79,797 and $65,630 for the three months ended January 31, 2010 and 2009, respectively and $244,067 and $190,121 for the nine months ended January 31, 2010 and 2009, respectively.
(h) Other Income
     Other income consists of transactions that the Company considers to be outside the normal scope of its operations and operating activities. The Company recognized other income of $17,668 and $549,258 during the three and nine months ended January 31, 2010, respectively, primarily in connection with the settlement of a claim that it had against a supplier that provided engineering services to the Company.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(i) Foreign Exchange Gains and Losses
     The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $5,577,000 and $8,541,000 as of January 31, 2010 and April 30, 2009, respectively. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations. Foreign exchange gain (loss) was $172,128 and ($88,124) for the three months ended January 31, 2010 and 2009, respectively and $674,517 and ($1,316,479) for the nine months ended January 31, 2010 and 2009, respectively.
(j) Patents
     External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $10,005 and $10,020 for the three months ended January 31, 2010 and 2009, respectively and $30,159 and $29,712 for the nine months ended January 31, 2010 and 2009, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of January 31, 2010 is estimated to be approximately $58,000 per year.
(k) Long-Lived Assets
     Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the nine months ended January 31, 2010.
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
     The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Customer	2010	2009	2010	2009
US Navy	79%	93%	82%	60%
Iberdrola and Total	5%	—	7%	29%
US Department of Energy	10%	4%	2%	3%
     The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company’s financial position or results of operations. The Company does not require collateral from its customers.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(m) Net Loss per Common Share
     Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of outstanding stock options and non-vested performance-based shares, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.
     In computing diluted net loss per share, options to purchase shares of common stock, non-vested performance-based shares and shares to be issued to non-employee directors totaling 1,703,796 for the three and nine months ended January 31, 2010 and 1,663,713 for the three and nine months ended January 31, 2009, were excluded from the computations as the effect would be anti-dilutive due to the Company’s losses.
(n) Stock-Based Compensation
     Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense related to all share-based transactions recorded in the consolidated statements of operations was approximately $132,000 and $315,000 for the three months ended January 31, 2010 and 2009, respectively and $872,000 and $1,195,000 for the nine months ended January 31, 2010 and 2009, respectively.
Valuation Assumptions for Options Granted During the Nine Months Ended January 31, 2010 and 2009
     The fair value of each stock option granted during the nine months ended January 31, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Nine Months Ended January 31,
	2010	2009
Risk-free interest rate	3.0%	3.4%
Expected dividend yield	0.0%	0.0%
Expected life	6.4 years	6.3 years
Expected volatility	81.7%	79.4%
     The above assumptions were used to determine the weighted average per share fair value of $4.42 and $6.37 for stock options granted during the nine months ended January 31, 2010 and 2009, respectively.
     Pursuant to annual retainer arrangements, 7,217 and 4,992 shares of common stock were awarded to non-employee directors during the nine months ended January 31, 2010 and 2009, respectively.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     Excluding the loss for the nine months ended January 31, 2010, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $46,000,000, which begin to expire in 2010. The Company also had Federal research and development tax credit carryforwards as of January 31, 2010, which begin to expire in 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company’s US initial public offering in April 2007. The Company’s annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year’s available limitation. The Company had foreign loss before income taxes for the periods ended January 31, 2010 and January 31, 2009. As of January 31, 2010, the Company had foreign net operating loss carryforwards, which begin to expire in 2024. The ability to utilize these carryforwards may be limited in the event of an ownership change.
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
(q) Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This new guidance applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, the Company applied the new guidance to business combinations occurring on or after May 1, 2009. As of January 31, 2010, the Company has not had any such transactions.
     In December 2007, the FASB issued guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as a component of equity in the consolidated financial statements. This statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. It also requires that net losses be attributed to the noncontrolling interest even if they exceed the noncontrolling interest’s equity balance. Disclosure on the face of the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. The provisions of the new guidance are effective for the Company for interim periods and fiscal years beginning May 1, 2009. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements other than the presentation of a noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. in the Company’s consolidated financial statements. Net loss (income) attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. was $2,682 and ($50,551) for the three and nine months ended January 31, 2010, respectively. The proforma information specified in the guidance for the 2009 period is not presented as it is not material.
     In November 2008, the FASB issued guidance that clarifies how to account for certain transactions involving equity method companies. Specifically, it addresses the initial measurement, decreases in value and changes in the level of ownership of equity method companies. The new guidance is effective for interim and annual reporting periods beginning on or after December 15, 2008. Adoption of the new guidance did not have any impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued additional guidance for fair value measurement, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. In addition, this guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of the new guidance did not have any impact on the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     In April 2009, the FASB issued new guidance which changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The new guidance is effective for interim and annual reporting periods ended after June 15, 2009. Adoption of the new guidance did not have any impact on the Company’s financial position or results of operations.
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
     In May 2009 (amended February 2010) , the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The new guidance is effective for interim and annual periods ended after June 15, 2009.
     In June 2009, the FASB issued additional guidance that amended the existing accounting and disclosure guidance for the consolidation of variable interest entities. The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance became effective for the Company beginning on January 1, 2010. Adoption of the new guidance did not have any impact on the Company’s financial position or results of operations.
(3) Marketable Securities
     Marketable securities with initial maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets and are summarized as follows:

	January 31, 2010	April 30, 2009
Certificates of deposit denominated in USD	$—	3,685,370
Certificates of deposit denominated in GBP	—	3,217,152
Certificates of deposit denominated in AUD	672,068	—
US Treasury obligations	22,042,554	33,947,214

	$22,714,622	40,849,736

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     The Company’s marketable securities that mature more than one year from the balance sheet date and less than three years from the balance sheet date are classified as noncurrent assets, are all classified as held-to-maturity, carried at amortized cost and are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
January 31, 2010

US Treasury obligations	$35,043,962	264,223	—	35,308,185
Certificate of deposit	3,806,808	144,492	—	3,951,300

	$38,850,770	408,715	—	39,259,485

April 30, 2009

US Treasury obligations	$28,619,528	423,095	(20,963)	29,021,660

     The April 30, 2009 balance of marketable securities was changed to increase the current portion and decrease the noncurrent portion by $12,009,000 to reflect the maturities of the underlying securities as of such date.
(4) Accrued Expenses
     Included in accrued expenses at January 31, 2010 and April 30, 2009 were contract loss accruals of approximately $785,000 and $1,152,000, respectively, and accrued employee compensation payments of approximately $534,000 and $672,000, respectively. Accrued expenses at January 31, 2010 and April 30, 2009 also included legal and accounting fees of approximately $234,000 and $485,000, respectively, and accrued employee vacation of $108,000 and $151,000, respectively.
(5) Related Party Transactions
     In August 1999, the Company entered into a consulting agreement with an individual for marketing services. Currently this agreement is at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $21,000 and $15,000 during the three months ended January 31, 2010 and 2009, respectively, and $51,000 and $46,000 during the nine months ended January 31, 2010 and 2009, respectively.
(6) Debt
     During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $161,000. As of January 31, 2010, the remaining amount due of $89,000 was included in long-term debt on the accompanying consolidated balance sheet.
     During the year ended April 30, 2009, the Company received a recoverable grant award of $250,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in May 2012. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance.
(7) Deferred Credits
     During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of January 31, 2010 and April 30, 2009. If the Company does

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).
(8) Share-Based Compensation
     Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 264,000 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of January 31, 2010.
     In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of January 31, 2010, the Company had issued or reserved 548,021 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.
     On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares were authorized for issuance under the 2006 Stock Incentive Plan. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. As of January 31, 2010 the Company had issued share-based compensation for 915,984 shares of common stock and had reserved an additional 737,231 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.
(a) Stock Options
     A summary of stock options under the plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Term
			(In Years)
Outstanding April 30, 2009	1,632,263	13.43
Forfeited	(414,425)	13.35
Exercised	—	—
Granted	329,958	6.10

Outstanding January 31, 2010	1,547,796	11.99	5.1

Exercisable January 31, 2010	1,028,123	13.65	3.2

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     The total intrinsic value of outstanding and exercisable options as of January 31, 2010 was $72,000. As of January 31, 2010, approximately 520,000 additional options are expected to vest, which have $70,000 intrinsic value and a weighted average remaining contractual term of 8.8 years. There was approximately $147,000 and $752,000 of total recognized compensation cost for the three months and nine months ended January 31, 2010, respectively, related to stock options. Approximately $134,000 of compensation expense recorded in prior periods was reversed during the three months ended January 31, 2010 due to forfeitures relating to an employee’s departure from the Company. As of January 31, 2010, there was approximately $2,441,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.5 years. The Company normally issues new shares to satisfy option exercises under these plans.
(b) Restricted Stock
     Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the nine months ended January 31, 2010, there were 150,000 shares of non-vested restricted stock granted to employees with service and/or performance-based vesting requirements.
     A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share
Issued and unvested at April 30, 2009	40,000	$6.48
Granted	150,000	6.36
Forfeited	(22,000)	6.29
Vested	(12,000)	6.41

Issued and unvested at January 31, 2010	156,000	6.39

     There was approximately ($15,000) and $80,000 of total recognized compensation cost for the three months and nine months ended January 31, 2010, respectively, related to restricted stock. Approximately $116,000 of compensation expense recorded in prior periods was reversed during the three months ended January 31, 2010 due to forfeitures relating to an employee’s departure from the Company. As of January 31, 2010, there was approximately $902,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.9 years.
(c) Shares of Common Stock
     During the year ended April 30, 2009, 4,992 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the year ended April 30, 2009 related to the shares was approximately $40,000, which represents the fair value on the date of grant. The shares were issued as of January 31, 2010.
     As of January 31, 2010, 7,217 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the nine months ended January 31, 2010 related to the shares was approximately $40,000, which represents the fair value on the date of grant. The shares were issued as of January 31, 2010.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
Other Contingencies
     The Company is currently engaged in discussions regarding modifications to its agreement for the first phase of the construction of a wave power station off the coast of Spain. This first phase was due to be completed by December 31, 2009, but has been delayed. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of January 31, 2010, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.
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
     Geographic information is as follows:

	North America	Europe	Australia	Total

Three months ended January 31, 2010
Revenues from external customers	$807,091	46,857	2,534	856,482
Operating loss	(5,831,992)	(193,985)	(47,680)	(6,073,657)

Three months ended January 31, 2009
Revenues from external customers	945,652	19,151	—	964,803
Operating loss	(3,353,401)	(401,492)	(127,579)	(3,882,472)

Nine months ended January 31, 2010
Revenues from external customers	2,324,319	346,209	78,766	2,749,294
Operating loss	(14,081,449)	(655,730)	(140,293)	(14,877,472)

Nine months ended January 31, 2009
Revenues from external customers	2,200,621	1,217,934	—	3,418,555
Operating loss	(11,686,592)	(1,705,187)	(333,241)	(13,725,020)

January 31, 2010
Long-lived assets	1,728,177	1,596,302	—	3,324,479
Total assets	70,012,784	6,777,402	843,782	77,633,968

April 30, 2009
Long-lived assets	1,687,750	1,361,189	58	3,048,997
Total assets	$81,006,430	7,677,316	110,160	88,793,906

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     In fiscal 2005, we entered into a development agreement with an affiliate of Iberdrola S.A., a large electric utility company located in Spain and one of the largest renewable energy producers in the world, and other parties to jointly study the possibility of developing a wave power station off the coast of northern Spain. An affiliate of Total S.A., which is one of the world’s largest oil and gas companies, also entered into the development agreement in June 2005. In January 2006, we completed the assessment phase of the project, and in July 2006 we entered into an agreement with Iberdrola Energias Marinas de Cantabria, S.A. to complete the first phase of the construction of a 1.39 MegaWatt (MW) wave power station. Under the Spain construction agreement, we agreed to manufacture and deploy by no later than December 31, 2009, one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems that together are contemplated to constitute a 1.39MW wave power station. In February 2008, the Spain construction agreement was amended to provide for the current phase of the construction of the PowerBuoy system plus the fabrication of the underwater power transmission cable and underwater substation for all ten PowerBuoy systems. The terms of the installation of the underwater transmission cable and underwater substation will be separately negotiated and, if so agreed, could provide for additional funding for the installation work. The initial PB40kW PowerBuoy system for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. We are currently in discussions with Iberdrola Cantabria regarding the nature and costs of these improvements and their effects on plans for the redeployment of the buoy and the next phases of the project. The first phase was due to be completed by December 31, 2009, but has been delayed. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that Iberdrola Cantabria may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if we are in default of our obligations under the agreement. As of January 31, 2010, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations. During the early stages of commercialization of our technology, systems deployed in the ocean may periodically require maintenance and repair of certain elements of the systems which in some cases may include retrieval and redeployment of the buoys. We view this as an expected aspect of our operations and the process of bringing our PowerBuoy product to a fully commercial status.

     In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150 kW PowerBuoy demonstration system in Scotland.
     In August 2007, we announced the award of a $0.5 million contract from PNGC Power, an Oregon-based electric power cooperative, providing funding toward the fabrication and installation of a 150kW PowerBuoy system off the coast of Oregon. In October 2008, we received a $2.0 million award from the US Department of Energy in support of the Oregon project. In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy conducted an ocean test in October 2008 of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System. In October 2008, we received a $3.0 million contract from the US Navy to expand the program and ocean-test an advanced version of our autonomous PowerBuoy for the Deep Water Active Detection System. In September 2009, we received a $2.4 million contract from the US Navy to provide our PowerBuoy to the Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) Program. In October 2008, we signed an exclusive agreement with a consortium of three leading Japanese companies to develop a demonstration wave power station in Japan. The Japanese consortium comprises Idemitsu Kosan Co., Mitsui Engineering & Shipbuilding Co., and Japan Wind Development Co. We completed the successful underwater trials of our undersea substation pod (“USP”) in October 2009. The USP, based on our proprietary design, has been developed to facilitate the collection, networking and transforming of power and data generated by six to ten offshore energy devices. The USP has been built as an open platform, and can provide connectivity for the PowerBuoy as well as other offshore energy systems. In December 2009, we successfully deployed one of our PowerBuoys at the Marine Corps Base in Hawaii, and were also awarded additional funding for the PowerBuoy’s commissioning and in-ocean operation. Building, deployment and operation of this PowerBuoy is part of a program with the US Navy to develop and test our wave power technology. As of January 31, 2010, our backlog was $6.6 million, a decrease of $0.5 million from October 31, 2009.
     For the three months ended January 31, 2010, we generated revenues of $0.9 million and incurred a net loss of $5.6 million, compared to revenues of $1.0 million and a net loss of $3.6 million for the three months ended January 31, 2009. For the nine months ended January 31, 2010, we generated revenues of $2.7 million and incurred a net loss of $12.9 million, compared to revenues of $3.4 million and a net loss of $13.6 million for the nine months ended January 31, 2009. As of January 31, 2010, our accumulated deficit was $84.2 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, the portion of our revenues derived from utilities and other non-government commercial customers will increase.
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
     Further, it is expected that the US federal and state governments will increase their investments in the renewable energy sector under various economic stimulus measures. The American Recovery and Reinvestment Act of 2009 provides significant grants, tax incentives and policy initiatives to stimulate investment and innovation in the “cleantech” sector. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the recent announcement of the government programs and the uncertainties surrounding their scope and size, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.
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

Financial Operations Overview
     The following describes certain line items in our consolidated statements of operations and some of the factors that affect our operating results.
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
     The US Navy accounted for approximately 79% and 82% of our revenues for the three and nine months ended January 31, 2010, respectively, and approximately 93% and 60% of our revenues for the three and nine months ended January 31, 2009, respectively. The US Department of Energy accounted for approximately 10% and 2% of our revenues for the three and nine months ended January 31, 2010, and 4% and 3% of our revenues for the three and nine months ended January 31, 2009, respectively. Iberdrola and Total accounted for approximately 5% and 7% of our revenues for the three and nine months ended January 31, 2010, and 0% and 29% of our revenues for the three and nine months ended January 31, 2009, respectively. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We anticipate that, if our commercialization efforts are successful, the utility sector will increase as a percentage of our business.
     We currently focus our sales and marketing efforts on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. During the nine months ended January 31, 2010 and 2009, we derived 17% and 36%, respectively, of our revenues from outside the United States.
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
     We operated at a gross profit of $0.2 million and $0.5 million for the three and nine months ended January 31, 2010, respectively, and a gross profit of $0.3 million and a gross loss of $0.5 million for the three and nine months ended January 31, 2009, respectively. Our ability to generate a gross profit depends on the nature of our contracts and on our ability to manage costs incurred on fixed price commercial contracts.
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
     Since October 2005, we have operated a 40kW system off the coast of New Jersey, which has operated and been periodically removed from the ocean for maintenance since that time. Other 40kW systems were deployed and tested in Hawaii for the US Navy project during the months of June 2007, October 2008, and in late 2009. Work is currently in progress on the design, construction and installation of two 150kW PowerBuoy systems in connection with projects off the coasts of Scotland and Oregon.
Selling, general and administrative costs
     Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income
     Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Prior to April 30, 2007, most of our cash, cash equivalents and marketable securities resulted from the remaining proceeds of our October 2003 common stock offering on the AIM market. On April 30, 2007, we completed our initial public offering in the United States, which resulted in net proceeds to us of $89.9 million. Total cash, cash equivalents, restricted cash, and marketable securities were $71.3 million as of January 31, 2010, compared to $86.5 million as of January 31, 2009. Interest income in the nine months ended January 31, 2010 decreased compared to the nine months ended January 31, 2009 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.
     We anticipate that our interest income reported in fiscal 2010 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash and lower interest rates.
Other income
     Other income consists of transactions that we consider to be outside the normal scope of our operations and operating activities. In the nine months ended January 31, 2010, we recognized other income of $0.5 million in connection with the settlement of a claim which we had against a supplier that provided engineering services to us.
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
     We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $5.6 million as of January 31, 2010 and $6.0 million as of January 31, 2009, compared to our total cash, cash equivalents, restricted cash, and marketable security balances of $71.3 million as of January 31, 2010 and $86.5 million as of January 31, 2009. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and nine months ended January 31, 2010 and 2009 were recorded in Euros, British pounds sterling or Australian dollars.
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

Results of Operations
Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	January 31, 2010		January 31, 2009		% Change
		As a % of		As a % of	2010 Period to
	Amount	Revenues	Amount	Revenues	2009 Period
Revenues	$856,482	100%	$964,803	100%	(11)%
Cost of revenues	691,090	81	638,592	66	8

Gross profit	165,392	19	326,211	34	(49)

Operating expenses:
Product development costs	3,681,118	430	2,086,386	216	76
Selling, general and administrative costs	2,557,931	299	2,122,297	220	21

Total operating expenses	6,239,049	728	4,208,683	436	48

Operating loss	(6,073,657)	(709)	(3,882,472)	(402)	56
Interest income, net	231,683	27	372,931	38	(38)
Other income	17,668	2	—	—	—
Foreign exchange gain (loss)	172,128	20	(88,124)	(9)	295

Net loss	(5,652,178)	(660)	(3,597,665)	(373)	57
Less: Net loss attributable to the noncontrolling interest	2,682	—	—	—	—

Net loss attributable to Ocean Power Technologies, Inc	$(5,649,496)	(660)%	$(3,597,665)	(373)%	57%

Revenues
     Revenues decreased by $0.1 million in the three months ended January 31, 2010, or 11%, to $0.9 million, as compared to $1.0 million in the three months ended January 31, 2009. The change in revenues was attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system decreased by $0.6 million primarily due to a decrease in billable work related to our Hawaii project for the US Navy.

•	Revenues relating to our autonomous PowerBuoy system increased by $0.5 million as a result of an increased level of work on a project with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.
Cost of revenues
     Cost of revenues increased by $0.1 million, or 8%, to $0.7 million in the three months ended January 31, 2010, as compared to $0.6 million in the three months ended January 31, 2009, even though revenues decreased. During the three months ended January 31, 2009, a portion of the recognized revenue related to the Hawaii project had no corresponding cost of revenue in that period, as a result of actual costs being less than previously estimated costs. Additionally, some costs related to activity during the three months ended January 31, 2009 had been previously accrued as contract loss reserves, resulting in no impact to cost of revenues during that period.

Product development costs
     Product development costs increased by $1.6 million, or 76% to $3.7 million in the three months ended January 31, 2010 as compared to $2.1 million in the three months ended January 31, 2009. Product development costs were primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, especially the 150kW PowerBuoy system. Our product development costs related to the planned increase in the output of our utility PowerBuoy system may increase over the next several years if we are unable to find sources of external funding for such spending.
Selling, general and administrative costs
     Selling, general and administrative costs increased $0.5 million, or 21%, to $2.6 million for the three months ended January 31, 2010, as compared to $2.1 million for the three months ended January 31, 2009. The increase reflects additional expenses related to new employees and other personnel-related expenses partially offset by a decrease in consulting, legal, accounting and investor relations expenses.
Interest income
     Interest income decreased by $0.2 million, or 38%, to $0.2 million for the three months ended January 31, 2010, compared to $0.4 million for the three months ended January 31, 2009, due to a decrease in cash, cash equivalents and marketable securities. In addition, the average yield decreased to approximately 1.25% during the three months ended January 31, 2010 from approximately 1.69% during the three months ended January 31, 2009.
Foreign exchange gain (loss)
     Foreign exchange gain was $0.2 million for the three months ended January 31, 2010, compared to a foreign exchange loss of $0.1 million for the three months ended January 31, 2009. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.
Nine Months Ended January 31, 2010 Compared to Nine Months Ended January 31, 2009
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2010 and 2009:

	Nine Months Ended		Nine Months Ended
	January 31, 2010		January 31, 2009		% Change
		As a % of		As a % of	2010 Period to
	Amount	Revenues	Amount	Revenues	2009 Period
Revenues	$2,749,294	100%	$3,418,555	100%	(20)%
Cost of revenues	2,243,465	82	3,956,316	116	(43)

Gross profit (loss)	505,829	18	(537,761)	(16)	—

Operating expenses:
Product development costs	8,467,866	308	6,119,408	179	38
Selling, general and administrative costs	6,915,435	252	7,067,851	207	(2)

Total operating expenses	15,383,301	560	13,187,259	386	17

Operating loss	(14,877,472)	(541)	(13,725,020)	(401)	8
Interest income, net	764,504	28	1,434,969	41	(47)
Other income	549,258	20	—	—	—
Foreign exchange gain (loss)	674,517	25	(1,316,479)	(39)	—

Net loss	(12,889,193)	(469)	(13,606,530)	(398)	(5)
Less: Net income attributable to the noncontrolling interest	(50,551)	(2)	—	—	—

Net loss attributable to Ocean Power Technologies, Inc	$(12,939,744)	(471)%	$(13,606,530)	(398)%	(5)%

Revenues
     Revenues decreased by $0.7 million in the nine months ended January 31, 2010, or 20%, to $2.7 million, as compared to $3.4 million in the nine months ended January 31, 2009. The decrease in revenues was primarily attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system decreased by $1.3 million due to a decrease in billable work on our wave power station off the coast of Spain, as this project neared completion, and decreases in revenue related to our Hawaii project for the US Navy and our project in Scotland.

•	Revenues relating to our autonomous PowerBuoy system increased by $0.6 million as a result of an increased level of work on a project with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.
Cost of revenues
     Cost of revenues decreased by $1.8 million, or 43%, to $2.2 million in the nine months ended January 31, 2010, as compared to $4.0 million in the nine months ended January 31, 2009. This decrease in cost of revenues reflected the lower level of activity on revenue-bearing contracts, primarily our project off the coast of Spain.
Product development costs
     Product development costs increased by $2.4 million, or 38% to $8.5 million in the nine months ended January 31, 2010, as compared to $6.1 million in the nine months ended January 31, 2009. Product development costs were primarily attributable to our efforts to increase the power output of our utility PowerBuoy system, especially the 150kW PowerBuoy system. Our product development costs related to the planned increase in the output of our utility PowerBuoy system may increase over the next several years if we are unable to find sources of external funding for such spending.
Selling, general and administrative costs
     Selling, general and administrative costs decreased $0.2 million, or 2%, to $6.9 million for the nine months ended January 31, 2010, as compared to $7.1 million for the nine months ended January 31, 2009. The decrease was primarily attributable to a decrease in consulting, legal, accounting and investor relations expenses partially offset by increased personnel-related expenses.
Interest income
     Interest income decreased by $0.6 million, or 47%, to $0.8 million for the nine months ended January 31, 2010, compared to $1.4 million for the nine months ended January 31, 2009, due to a decrease in cash, cash equivalents and marketable securities. In addition, the average yield decreased to approximately 1.30% during the nine months ended January 31, 2010 from approximately 2.03% during the nine months ended January 31, 2009.
Other income
     Other income was $0.5 million for the nine months ended January 31, 2010, compared to none for the nine months ended January 31, 2009. During the first quarter of fiscal 2010, we settled a claim which we had against a supplier of engineering services, which resulted in a settlement in our favor.
Foreign exchange gain (loss)
     Foreign exchange gain was $0.7 million for the nine months ended January 31, 2010, compared to a foreign exchange loss of $1.3 million for the nine months ended January 31, 2009. The difference was primarily attributable to the relative change in value of the British pound sterling compared to the US dollar during the two periods.
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

     At January 31, 2010, our total cash, cash equivalents, restricted cash and marketable securities were $71.3 million. Our cash and cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase and consist primarily of term deposits with large commercial banks, Treasury bills and an investment in a money market fund. Our marketable securities classified as current assets consist primarily of certificates of deposit and Treasury bills with fixed initial maturity dates of more than 90 days but which mature in less than one year from the balance sheet date, and other investments with current maturities of less than one year. Marketable securities classified as noncurrent assets consist primarily of Treasury notes with maturities in excess of one year from the balance sheet date.
     The primary drivers of our cash flows have been our ability to generate revenues and decrease losses related to our contracts, as well as our ability to obtain and invest the capital resources needed to fund our development.
     Net cash used in operating activities was $11.8 million for the nine months ended January 31, 2010 and $12.7 million for the nine months ended January 31, 2009. The change was the result of a decrease in net loss of $0.7 million and a net increase in operating assets and liabilities of $2.8 million, offset by a net decrease in non-cash operating activities of $2.6 million.
     Net cash provided by investing activities was $7.2 million for the nine months ended January 31, 2010, compared to net cash used in investing activities of $66.2 million for the nine months ended January 31, 2009. The change was primarily the result of a net decrease in purchases of securities with maturities longer than 90 days during the nine months ended January 31, 2010. Also, there was a $0.5 million decrease in purchases of equipment during the nine months ended January 31, 2010, as compared to the nine months ended January 31, 2009 and additional restricted cash of $0.3 million in the three months ended January 31, 2010.
     Net cash used in financing activities was $93,000 for the nine months ended January 31, 2010, compared to net cash used in financing activities of $43,000 for the nine months ended January 31, 2009.
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
     Management estimates that had the average yield on our cash, cash equivalents and marketable securities decreased by 100 basis points, our interest income for the nine months ended January 31, 2010 would have decreased by approximately $0.6 million. This estimate assumes that the decrease occurred on the first day of the fiscal period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and marketable securities.
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
     We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $5.6 million as of January 31, 2010 compared to our total cash, cash equivalents, marketable securities and restricted cash account balances of $71.3 million as of January 31, 2010. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If foreign currency exchange rates had fluctuated by 10% as of January 31, 2010, the impact on our foreign exchange gains and losses would have been $0.6 million.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the nine months ended January 31, 2010 were recorded in Euros, British pound sterling or Australian dollars.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of January 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     From the effective date of the registration statement through January 31, 2010, we used $1.6 million to construct demonstration wave power stations, $16.0 million to fund the continued development and commercialization of our PowerBuoy system, $3.7 million to expand our sales and marketing capabilities and $0.7 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in marketable securities, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 5. OTHER INFORMATION
     None.

Item 6. EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: March 12, 2010

EXHIBITS INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002