Form 10-K
period 2010-04-30
Ocean Power Technologies, Inc.
filed 2010-07-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $57.8 million based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market.

The number of shares outstanding of the registrant’s common stock as of June 30, 2010 was 10,390,563.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of the Form 10-K into Which Incorporated

Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders	III

OCEAN POWER TECHNOLOGIES, INC.

PowerBuoy® is a registered trademark of Ocean Power Technologies, Inc. The Ocean Power Technologies logo, CellBuoytm, Talk on Watertm and Making Waves in Power SM are trademarks or service marks of Ocean Power Technologies, Inc. All other trademarks appearing in this annual report are the property of their respective holders.

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

Overview

We develop and are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The energy in ocean waves is predictable, and electricity from wave energy can be produced on a consistent basis at numerous sites located near major population centers worldwide. Wave energy is an emerging segment of the renewable energy market. Based on our proprietary technology, considerable ocean experience, existing products and expanding commercial relationships, we believe we are a leading wave energy company.

We currently offer two products as part of our line of PowerBuoy® systems: a utility PowerBuoy system and an autonomous PowerBuoy system. Our PowerBuoy system is based on modular, ocean-going buoys, which we have been ocean testing for over a decade. The rising and falling of the waves moves the buoy-like structure creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology using proven equipment and processes in novel applications and have deployed and maintained our systems in the ocean. The PowerBuoy technology has the unique, patented capability to electronically “tune” itself automatically as wave characteristics change. This enables the PowerBuoy to optimize its efficiency and resulting power output in dynamic ocean wave conditions. Our two PowerBuoy products are designed for the following applications:

•	Our utility PowerBuoy system is capable of supplying electricity to a local or regional electric power grid. Our wave power stations will be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems, plus the remaining components required to deliver electricity to a power grid. We intend to sell our utility PowerBuoy system to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. In July 2007, our PowerBuoy interface with the electrical utility power grid was certified as compliant with international standards. An independent laboratory provided testing and evaluation services to certify that our systems comply with designated national and international standards. The PowerBuoy grid interface bears the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid.

•	Our autonomous PowerBuoy system is designed to generate power for use independent of the power grid in remote locations. There are a variety of potential applications for this system, including sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

Our product development and engineering efforts currently are focused on increasing the reliability and peak-rated output of our utility PowerBuoy system to 150 kilowatts (kW), and, to a lesser extent increasing the peak rated output of the system to 500kW. In addition, we are researching and developing new products, product applications and complementary technologies. We believe that, by increasing the maximum rated output of our utility PowerBuoy system, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kilowatt hour of the energy generated.

We expect to market our undersea substation pod and undersea power connection infrastructure services to other companies in the marine energy sector. We completed the successful in-ocean trials of our undersea substation pod (“USP”) in 2009. The USP, based on our proprietary design, has been developed to facilitate the collection, networking and transforming of power and data generated by multiple offshore energy devices. The USP has been built as an open platform, and can provide connectivity for the PowerBuoy as well as other offshore energy systems developed by other companies. The required switching and protection circuits for the individual PowerBuoys are also included in the USP.

In addition, we are focusing on expanding our key commercial opportunities for both the utility and the autonomous PowerBuoy systems. We currently have commercial relationships with the following:

•	The United States Navy

•	To develop and build wave power systems at the US Marine Corps base in Hawaii.

•	To provide PowerBuoy technology to a unique program for ocean data gathering. Under this program, the Navy will conduct an ocean test of an advanced design of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System.

•	To provide our PowerBuoy wave conversion system to the Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) Program.

•	Pacific Northwest Generating Cooperative (PNGC Power) and the US Department of Energy, both of which are providing funding toward the fabrication and ocean installation of a 150kW PowerBuoy near Reedsport, Oregon.

•	The Scottish Government, to develop a 150kW PowerBuoy for deployment in Scotland.

•	Iberdrola S.A., or Iberdrola, which is a large electric utility company located in Spain and one of the largest renewable energy producers in the world, Total S.A., or Total, which is one of the world’s largest oil and gas companies, and two Spanish governmental agencies, for the first phase of the construction of a wave power station off the coast of Santoña, Spain.

•	The US Department of Energy (DOE) to help fund the scale-up of the power output per PowerBuoy from the current level of 150kW to 500kW.

•	Mitsui Engineering and Shipbuilding, with which we are working to develop a wave power project in Japan.

•	Leighton Contractors, a major Australian construction and infrastructure company, for the development of a wave power station in Victoria, Australia.

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

Our Market

Global demand for electric power is expected to increase from 18.8 trillion kilowatt hours in 2007 to 35.2 trillion kilowatt hours by 2035, according to the Energy Information Administration, or the EIA. To meet this demand, the International Energy Agency, or the IEA, estimates that investments in new generating capacity will be $6.8 trillion in the period from 2007 to 2030, of which new renewable energy generation equipment is expected to account for approximately half of the total projected investment in electricity generation.

According to the EIA, fossil fuels such as coal, oil and natural gas generated over 67% of the world’s electricity in 2007. However, a variety of factors are contributing to the increasing development of renewable energy systems that capture energy from replenishable natural resources, including ocean waves, flowing water, wind and sunlight, and convert it into electricity.

•	Rising cost of fossil fuels. Although subject to short-term fluctuations, the cost of fossil fuel used to generate electricity has been generally rising and is likely to continue to rise in the future.

•	Dependence on energy from foreign sources. Many countries, including the United States, Japan and much of Europe, depend on foreign resources for a majority of their domestic energy needs. Concerns over political and economic instability in some of the leading fossil fuel producing regions of the world are encouraging consuming countries to diversify their sources of energy.

•	Environmental concerns. Environmental concerns regarding the contamination, pollution and by-products from fossil fuels have led many countries and several US states to agree to reduce emissions of carbon dioxide and other gases associated with the use of fossil fuels and to adopt policies promoting the development of cleaner technologies.

•	Government incentives. Many countries have adopted policies to provide incentives for the development and use of renewable energy sources, such as subsidies to encourage the commercialization of renewable energy power generation.

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

Pictured below is our 40kW-rated PowerBuoy system installed during fiscal year 2010 and in operation off Oahu, Hawaii:

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

In the event of storm waves larger than 23 feet, the control system for the PowerBuoy automatically locks down the PowerBuoy system and electricity generation is suspended. When the wave heights return to a normal operating range of 23 feet or less, the control system automatically unlocks the PowerBuoy system and electricity generation and transmission recommence. This safety feature prevents the PowerBuoy system from being damaged by the increased amount of energy in storm waves.

Our 150kW PowerBuoy system has a maximum diameter of 36 feet near the surface, and is 135 feet long, with approximately 30 feet of the PowerBuoy system protruding above the surface of the ocean.

Utility PowerBuoy System

The utility PowerBuoy system is designed to transmit electricity to shore by an underwater power cable, which would then be connected to a power grid. Our current utility PowerBuoy systems presently being marketed to customers have rated capacities of 40kW and 150kW. The utility PowerBuoy system is designed to be positioned in water with a depth of 100 to 200 feet, which can usually be found one to five miles offshore. This depth allows the system to capture meaningful amounts of energy from the waves, since decreasing water depth depletes the energy in the waves.

The mooring system for keeping a utility PowerBuoy system in position connects it by lines to three floats that, in turn, are connected by lines to three anchors. This is a well-established mooring system, referred to as three-point mooring, which we have improved upon with various techniques that reduce cost and deployment time.

We refer to the entire utility power generation system at one location as a wave power station, which can either be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems connected by our USP to an underwater cable to transmit the electricity to shore. Our system is designed to be scalable, as multiple PowerBuoy units can be integrated to create a wave power station with a larger output capacity. An array of PowerBuoy systems would likely be configured in three staggered rows parallel to the incoming wave front to form a long rectangle. This staggered arrangement would maximize the level of wave energy that the wave power station can capture.

We are also exploring the use of our utility PowerBuoy system for applications that include generating electricity for desalination of water, hydrogen production, water treatment and natural resource processing. In these instances, the power generated by the utility PowerBuoy system would bypass the grid and be delivered directly to the point of electricity consumption for these special applications.

Status of Utility PowerBuoy System

We expect that our first 150kW PowerBuoy will be ready for deployment during the second half of calendar year 2010. We have also initiated product development efforts in connection with our 500kW PowerBuoy.

We completed the successful in-ocean trials of our USP in October 2009. The USP, based on our proprietary design, has been developed to facilitate the collection, networking and transforming of power and data generated by multiple offshore energy devices. The USP has been built as an open platform, and can provide connectivity for the PowerBuoy as well as other offshore energy systems developed by other companies.

The following is a picture of the USP being lowered into the water for ocean trials:

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

We believe that the autonomous PowerBuoy system is suitable for use on a stand-alone basis for providing power for a variety of applications in deep ocean conditions, such as sonar and radar surveillance, tsunami warning, offshore data collection, offshore platforms and offshore aquaculture.

Status of Autonomous PowerBuoy System

We have received several contracts from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this program, the Navy has conducted an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System and we are performing work under a new contract for the next phase of work under this program. This new contract is for ocean testing by the Navy of an advanced version of the autonomous PowerBuoy for the Navy’s operational requirements.

We also received a contract from the US Navy to provide our PowerBuoy to the Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) program. The LEAP program has been established to enhance the US Navy’s anti-terrorism and force protection capability by providing persistent power at sea for port maritime surveillance in the near coast, harbors, piers and offshore areas.

Our Competitive Advantages

We believe that our technology for generating electricity from wave energy and our commercial relationships give us several potential competitive advantages in the renewable energy market.

Our PowerBuoy system uses an ocean-tested technology to generate electricity.

•	We have been conducting ocean tests for over a decade in order to demonstrate the viability of our technology. We initiated our first ocean installation in 1997 and have had several deployments of our systems for testing and operation since then, the longest of which has had continuous operation of 12 months. Our PowerBuoy systems have survived several hurricanes and winter storms while installed in the ocean. Since its installation in Hawaii in December 2009, our 40kW-rated PowerBuoy has produced power consistent with our predictive models.

Our PowerBuoy system’s grid connection has been certified.

•	In July 2007, we announced that our PowerBuoy grid connection system had been certified as compliant with designated national and international standards. This qualifies our technology for integration into utility grid systems.

Our PowerBuoy system design is efficient in harnessing wave energy.

•	Our PowerBuoy system is designed to efficiently convert wave energy into electricity by using onboard sensors to detect actual wave conditions and then to automatically adjust, or “tune”, the performance of the generator using our proprietary electrical and electronics-based control systems in response to that information.

•	One measure of the efficiency of an electric power generation system is capacity factor. The capacity factor is the percent of kilowatt hours produced by a specific system in a given period as compared to the maximum kilowatt hours that could be produced by the system in that period. A high capacity factor indicates a high degree of utilization of the capacity of the system and provides a means to compare the effectiveness of different energy sources. Since we have not yet operated a complete wave power station, we do not have a measured capacity factor. However, based on our research and analysis, we believe the design capacity factor for a PowerBuoy wave power station located at many of our targeted sites would be favorably positioned in the range of 30% to 45%.

Numerous potential sites for our wave power stations are located near major population centers worldwide.

•	Our systems are designed to work in sites with average annual wave energy of at least 20kW per meter of wave front, which can be found in many coastal locations around the world. In particular, we are currently targeting the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. These potential sites not only have appropriate natural resources for harnessing wave energy, but they are also located near large population centers with significant and increasing electricity requirements and access to existing power transmission infrastructure.

We have significant commercial relationships.

•	Our current projects with PNGC Power, the US Department of Energy, the US Navy, the Scottish Government, and Iberdrola provide us with an initial opportunity to sell our wave power stations for utility applications. By collaborating with leaders in renewable energy development, we believe we are able to accelerate both our in-house knowledge of the utility power generation market and our reputation as a credible renewable energy equipment supplier. If these projects are successful, we intend to leverage our experiences with our projects to add wave power stations, new customers and complementary revenue streams from operations and maintenance contracts.

•	With the funding from the US Navy, we have been able to refine our PowerBuoy system while simultaneously preparing for commercial deployment to address a particular customer need. We believe that the successful deployment of our PowerBuoy system for the US Navy will significantly enhance market visibility.

Our PowerBuoy system has the potential to offer a cost competitive renewable energy power generation solution.

•	Our product development and engineering efforts are focused on increasing the maximum rated output and reliability of the design of our utility PowerBuoy system. Currently we are marketing PowerBuoys rated at 40kW and 150kW. Assuming we are able to reach manufacturing levels of at least 300 units of 500kW PowerBuoy systems per year, we believe, based upon our research and analysis, that the economies of scale we would have with our fabricators would allow us to offer a renewable electricity solution that competes with other existing renewable energy systems and, in certain cases, with existing fossil fuel systems in key markets.

•	Prior to achieving full production levels of the 500kW PowerBuoy system, if we achieve economies of scale for our 150kW PowerBuoy systems, we expect to be able to offer a renewable electricity solution that competes with the price of electricity in certain local markets where the current retail price of electricity is relatively high or where sufficient subsidies are available.

Our systems are environmentally benign and aesthetically non-intrusive.

•	We believe that our PowerBuoy system does not present significant risks to marine life and does not emit significant levels of pollutants. In connection with our project at the US Marine Corps Base in Hawaii, our customer, the US Navy, obtained an independent environmental assessment of our PowerBuoy system prior to installation, as required by the National Environmental Policy Act. This assessment resulted in a Finding of No Significant Impact, the highest such level of approval. Although our project for the US Navy only contemplates an array of up to six PowerBuoy systems in Hawaii, we believe that PowerBuoy systems deployed in other geographic locations, including larger PowerBuoy systems under development and multiple- buoy wave power stations, would have minimal environmental impact due to the physical similarities with the tested system.

•	Since our PowerBuoy systems are typically located one to five miles offshore, PowerBuoy wave power stations are usually not visible from the shore. Visual impact is often cited as one of the reasons that many communities have opposed plans to develop power stations, in particular wind power stations. Our PowerBuoy system has the distinct advantage of having only a minimal visual profile. Only a small portion of the unit is visible at close range, with the bulk of the unit hidden below the water.

Customers/Projects

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Fiscal	Fiscal	Fiscal
Customer	2010	2009	2008

US Navy	80%	67%	58%
Iberdrola and Total	4%	18%	31%
Scottish Government	5%	8%	10%

We expect an increasing proportion of our future revenues to be contributed by commercial customers.

Our potential customer base for our utility PowerBuoy systems consists of public utilities, independent power producers and other governmental entities and agencies. Our potential customer base for our autonomous PowerBuoy systems consists of different public and private entities who use electricity in and near the ocean. Our efforts to identify new customers are concentrated on four geographic markets: the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. Our efforts to identify new customers are currently led and coordinated by our Executive Chairman and our Vice President of North America Business Development and Marketing. We also use consultants and other personnel to assist us in locating potential customers.

US Navy

Since September 2001, we have entered into a series of contracts with the United States Office of Naval Research for the development and construction of wave power systems at the Marine Corps base in Oahu, Hawaii. Under the contract for the current phase of the project, which was entered into in September 2005 and expires in September 2010, we are reimbursed for costs and paid a fixed fee, and over this period have been awarded contracts for total potential revenue of $5.9 million. The current PowerBuoy now in operation at the Marine Corps base was deployed in December 2009 and has produced power consistent with our predictive models.

Pictured below are views of our 40kW-rated PowerBuoy system being lowered into the ocean in Oahu, and after deployment.

In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy conducted an ocean test in October 2008 of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System. In October 2008, we received a $3.0 million contract from the US Navy to expand the program and ocean-test an advanced version of our autonomous PowerBuoy.

In September 2009, we received a $2.4 million contract from the US Navy to provide our PowerBuoy to the Navy’s LEAP program. The LEAP program is being developed to enhance the US Navy’s anti-terrorism and force protection capability by providing persistent power at sea for port maritime surveillance in the near coast, harbors, piers and offshore areas.

Reedsport, Oregon Project

In February 2007, the US Federal Energy Regulatory Commission (FERC) granted us a preliminary permit to evaluate the feasibility of a location off the coast of Reedsport, Oregon for the proposed construction and operation of a wave power station with a total potential maximum rated output of up to 50MW, of which up to the first 2MW would be a demonstration wave power station. In February 2007, we signed a cooperative agreement with PNGC Power, an Oregon-based electric power cooperative, as our utility partner for the development of a wave power station. In July 2007, we filed a Pre-Application Document and Notice of Intent with FERC for the Reedsport project, which provides notice of our intent to seek a license for the Reedsport power station and information regarding the project. We believe this was the first Pre-Application Document and Notice of Intent filed by a wave power company, and is an important step in the full licensing process for the Reedsport project. We will need additional authorization from FERC to sell electric power generated from the Reedsport wave power station into the wholesale or retail markets. In February 2010, we filed with FERC a full application to build, deploy and connect to the grid a 10-PowerBuoy array (1.5MW).

In August 2007, we announced the award of a $0.5 million contract from PNGC Power, providing funding toward the fabrication and installation of a 150kW PowerBuoy system for the Reedsport project. In October 2008, we received a $2.0 million award from the DOE in support of the project. The DOE grant will be used to help fund the fabrication and factory testing of the first PowerBuoy to be installed at the Reedsport site. This is the first award for the building of ocean wave energy systems by the DOE, and we believe it is indicative of the growing recognition and support of wave energy in the US federal and state governments.

This project remains on schedule, with the PB150 construction expected to be completed by the end of 2010, and ocean testing is expected to commence in 2011.

The following photographs show manufacturing activity associated with our PB150 PowerBuoy being built in Oregon:

We continue to make progress on the overall permitting and licensing process while working extensively with interested stakeholder groups at local, county, state and federal agency levels.

Next Generation PowerBuoy

In April 2010, we won a $1.5 million award from the DOE for the development of our next generation PowerBuoy wave power system. The DOE grant will be used to help fund the scale-up of the power output per PowerBuoy from the current level of 150kW to 500kW. In addition, the technology development effort will focus on increasing the power extraction efficiency and reliability.

Scotland Project

In 2007, we received a $1.8 million contract from the Scottish Executive for the construction of a 150kW grid-connected PowerBuoy system at the European Marine Energy Centre (EMEC) in Orkney, Scotland. EMEC is a test facility for marine energy technologies, for which the Scottish Government has built the infrastructure for grid connection. In 2008, we signed a Berth Agreement with EMEC. This agreement provides for the deployment and operation of PowerBuoys as well as their connection to the wave energy berth’s dedicated 2MW subsea cable already installed and connected to the Scottish grid. The Berth Agreement also enables us to sell power to the grid up to the 2MW capacity limit. The construction phase of the buoy has been completed and we expect the buoy to be ready for deployment during the second half of calendar year 2010. This deployment will be for the conduct of in-ocean trials of the PB150 PowerBuoy at a location in Scotland following which a decision will be made regarding deployment at EMEC.

The following pictures show manufacturing activity in Scotland associated with our PB150 PowerBuoy:

Spain

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

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station off the coast of Santoña, Spain, with our customer, Iberdrola Cantabria. We refer to this agreement as the Spain construction agreement. Iberdrola Cantabria was formed by affiliates of Iberdrola and Total, two Spanish governmental agencies and us for the purpose of constructing and operating a wave power station off the coast of Spain. Under the Spain construction agreement, we agreed to manufacture and deploy one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems that together are contemplated to constitute a 1.39MW wave power station by no later than December 31, 2009. We are currently in discussions with Iberdrola Cantabria regarding the timing and completion of this project. In February 2008, the Spain construction agreement was amended to provide for the current phase of the construction of the PowerBuoy system plus the fabrication of the underwater power transmission cable and underwater substation pod for all ten PowerBuoy systems. The terms of the installation of the underwater transmission cable and underwater substation pod will be separately negotiated and, if so agreed, could provide for additional funding for the installation work. Because the amended Spain construction agreement does not cover the terms for deployment of the underwater transmission cable and substation pod and the manufacture and deployment of the nine additional PowerBuoy units, we would need to enter into a subsequent contract with Iberdrola Cantabria before we complete these elements of construction of the full wave power station.

The initial PB40 PowerBuoy system for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. We are currently in discussions with Iberdrola Cantabria regarding the nature and costs of these improvements and their effects on plans for the redeployment of the buoy and the next phases of the project. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. In addition, if we and Iberdrola Cantabria decide not to redeploy the PB40 PowerBuoy, the total contract value for the current phase of the contract may be reduced. If we are unable to successfully meet the terms of the Spain construction agreement, or if we are not able to successfully negotiate a subsequent contract or contracts with Iberdrola Cantabria for the manufacture and deployment of the nine additional PowerBuoy units, or if Iberdrola Cantabria were to terminate the Spain construction agreement for any of these reasons, we may lose a component of our current and anticipated revenue stream. If we are unable to agree to the necessary contract modifications, Iberdrola Cantabria will have the right to terminate the agreement if the first phase of construction is not completed on time for reasons attributable to us, or if we interrupt our services for more than 180 days and do not resume within a 30-day period, or for a serious and repeated breach of a major obligation that is not cured within a 30-day period after we receive notice of the breach. In addition, we have made guarantees to Iberdrola Cantabria associated with the current phase of construction in respect of the quality, repair and replacement of the 40kW PowerBuoy system and ocean-based substation and the level of power output of the 40kW PowerBuoy system. If we are found to be in default of our obligations under the Spain construction agreement, Iberdrola Cantabria will have the right to seek reimbursement for direct damages only, limited to amounts specified in the contract.

We are paid under the Spain construction agreement as we complete certain milestones for a total potential payment for the current phase of construction of approximately €2.7 million. From inception to April 30, 2010, we had recognized revenue of approximately $3.0 million and a recognized loss of $3.9 million under the Spain construction agreement. The anticipated loss at completion of the contract also reflects our decision made in the fourth quarter of fiscal year 2008 to absorb $1.9 million of additional costs of the project beyond our obligation for the initial cost overruns and certain other costs as set forth in the agreement. This decision was based on the progress of the project up to that point, the benefits to be derived from a successful initial project and the prospect of incremental contract value to be received in connection with additional work under this contract.

In March 2010, we announced the award of €2.2 million under the European Commission’s Seventh Framework Programme (FP7) by the European Commission’s Directorate responsible for new and renewable sources of energy, energy efficiency and innovation. This grant is part of a total award of €4.5 million to a consortium of companies, including us, to deliver a PowerBuoy wave energy device under a project entitled WavePort, with an innovative wave prediction capability and a “wave-by-wave” tuning system. It is anticipated that the PowerBuoy will be deployed at the Santoña site in Spain. Our work under the award is conditional on our obtaining significant additional funding to enable completion of the WavePort project.

Pictured below are views of our 40kW-rated PowerBuoy system during tow-out to the deployment site off Santoña, Spain, and after deployment.

Other Projects

In February 2006, we received approval from the South West of England Regional Development Agency (SWRDA) to install a 5MW demonstration wave power station off the coast of Cornwall, England as part of SWRDA’s “Wave Hub” project, a planned offshore facility for demonstrating and testing wave energy generation devices. SWRDA has obtained the necessary permits for this Wave Hub project, and the project has been approved for over £40 million of funding for construction of the Wave Hub infrastructure by SWRDA. Construction contracts have been awarded and SWRDA expects installation during 2010. We are in the planning and development stage for our part of the project, and we are seeking funding for the 5MW power station.

In October 2008, we signed an exclusive agreement with a consortium of three Japanese companies to develop a demonstration wave power station in Japan. The Japanese consortium comprises Idemitsu Kosan Co., Mitsui Engineering & Shipbuilding Co. (MES), and Japan Wind Development Co. We are presently working with MES to identify prospective sites for the wave power station.

In December 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (Leighton) for the development of wave power projects off the east and south coasts of Australia. Over the past 50 years, Leighton has played an active role in building Australia’s ports and marine facilities, transportation infrastructure, and energy projects including projects within the wind and offshore oil and gas sectors. Under the terms of the agreement, Ocean Power Technologies (Australasia) Pty. Ltd. (OPTA), our subsidiary based in Australia, will identify potential project sites and assess their commercial prospects, under contract from Leighton. Upon identification of projects to be developed, Leighton would obtain approvals, negotiate power purchase agreements, structure project financing, and oversee project delivery and operation of the power stations. If these projects are undertaken, OPTA would sell the PowerBuoy wave power stations to Victorian Wave Partners Pty. Ltd., a special purpose company formed by Leighton for the projects. In November 2009, we announced that OPTA was awarded, in partnership with Leighton, an A$66.46 million grant from the Federal Government of Australia to build a 19MW wave power project off the coast of Victoria, Australia. The grant is conditional on the signing of a Funding

Deed which will set out the terms of the grant, including funding milestones. Victorian Wave Partners is currently seeking the significant additional funding required to enable the completion of the 19MW wave power station.

Over the period October 2005 to December 2009, we operated, at intervals, a demonstration PowerBuoy system off the coast of New Jersey, which allowed continuous monitoring of the system and evaluation of its performance in actual wave conditions. Periodically, the buoy was removed from the ocean for maintenance, testing and upgrades, and was redeployed. The buoy was deployed continuously for 12 months between October 2005 and October 2006, and survived hurricane-generated storm waves during this period and in a later period of ocean deployment. We have conducted extensive diagnostic tests on the system, providing us with information about the effects of ocean deployments that will help us implement improvements in future PowerBuoy systems. This system was not designed to supply electricity to the power grid, but rather to provide us with operational data and marketing opportunities. We were partially funded, which funds we recognized as revenue, for the construction of this PowerBuoy system by the New Jersey Board of Public Utilities. We do not anticipate any additional funding or recognizing any additional revenue in connection with this project.

Backlog

Our contract backlog consists of the aggregate anticipated revenue remaining to be earned at a given time from the uncompleted portions of our existing customer contracts. As of April 30, 2010, our contract backlog was $5.7 million as compared to $7.5 million as of April 30, 2009. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months.

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

Our Business Strategy

Our goal is to strengthen our leadership in developing wave energy technologies and commercializing wave power stations and related services. In order to achieve this goal, we are pursuing the following business strategies:

•	Sell turn-key power stations and operating and maintenance contracts. Our fundamental business plan is to sell turn-key power stations, rather than to take on the capital requirements of building and owning power stations and selling the energy generated. In addition, in order to create recurring revenue streams, we seek to sell operating and maintenance (O&M) contracts over the life-cycle of the plants.

•	Outsource most of the plant construction and deployment. We outsource all metal fabrication, anchoring, mooring, cabling supply and deployment in order to minimize our capital requirements as we scale up production volumes. The high value-added “smart part” of the system is assembled and tested at our facilities and shipped to project sites for integration into the PowerBuoys.

•	Concentrate sales and marketing efforts on four geographic markets. We are currently focusing our sales and marketing efforts on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. We believe that each of these areas represents a strong potential market for our PowerBuoy wave power stations because they combine appropriate wave conditions, political and economic stability, large population centers, high levels of industrialization and significant and increasing electricity requirements.

•	Continue to increase PowerBuoy system output. Our product development and engineering efforts are focused on increasing the rated output of the design of our PowerBuoy systems from 40kW to 150kW, and thereafter to 500kW. If we increase the size of a PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the size of the unit’s float diameter, we will approximately quadruple its power capacity. We believe that by increasing system output of the individual PowerBuoy, and also by increasing volume production of the PowerBuoys, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kilowatt hour of the energy generated.

•	Leverage customer relationships to enhance the commercial acceptance of our utility PowerBuoy system. We believe that our projects at the US Marine Corps base in Oahu, Hawaii will serve as a prototype wave power station for the installation of wave power stations at other US Navy bases. Our relationship with PNGC Power regarding our Reedsport, Oregon project is the first such utility relationship on the west coast of the United States. We intend to build on these existing commercial relationships both by expanding the number and size of projects we have with our current customers and by entering into new alliances and commercial relationships with other utilities and independent power producers.

•	Expand revenue streams from our autonomous PowerBuoy system. The autonomous PowerBuoy system addresses specific power generation needs of customers requiring off-grid electricity generation in remote locations in the open ocean. Since our PowerBuoy systems are well suited for many of these uses, we do not expect that they will require subsidies or other price incentives for commercial acceptance. This equipment might be used for powering sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture. We have entered into contracts with the US Navy for the testing of our autonomous PowerBuoy in connection with a unique program for ocean data gathering, as well as for the LEAP program for homeland security. We believe that successful testing of our autonomous PowerBuoy System under these contracts may result in additional revenues from the US Navy and other prospective customers.

•	Maximize customer funding of technology development. We actively seek to obtain external funding for the development of our technology, including the scale-up of power capacity per PowerBuoy. In April 2010, we were awarded $1.5 million from the US Department of Energy for the development of our PB500 product.

•	Expand our partnerships in key market areas. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and core competences. We have formed such partnerships more recently with Leighton Contractors in Australia, Mitsui Engineering and Shipbuilding in Japan, and Lockheed Martin in the US.

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

Utility PowerBuoy System Marketing

We plan to market our utility PowerBuoy systems to utilities and independent power producers interested in adding electricity generated from renewable sources to their existing electricity supply. We are currently targeting customers on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. In addition, we are exploring the use of our utility PowerBuoy systems for applications that include desalination of water, hydrogen production, water treatment and natural resource processing. In these instances, the power generated by the utility PowerBuoy system would bypass the grid and be delivered directly to the point of electricity consumption for these special applications.

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

Autonomous PowerBuoy System Marketing

There are a variety of potential customers, such as companies within the offshore oil and gas industry, the US Department of Homeland Security and US Department of Defense, that have specific needs for off-grid power generation that can be supplied by our autonomous PowerBuoy system. Potential applications for off-grid power supply include sonar and radar surveillance, tsunami warning, oceanographic data collection, offshore platforms and offshore aquaculture.

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

Our core in-house manufacturing activity is the assembly and testing of the power generation and control modules at our Pennington, New Jersey facility. The power generation and control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electrical energy. The sensors and control systems use sophisticated technology to monitor ocean conditions and automatically optimize the performance of the PowerBuoy system in response to those changing conditions. We have a portfolio of patents, including those that cover our power generation, power conversion and control technologies. Due to the critical and proprietary nature of these systems, we do not outsource their assembly and testing. After a generator and control module passes our rigorous quality control procedures, it is transported as a ready-to-install subsystem to the project site.

We purchase the remaining components of, and raw materials for, each PowerBuoy system from various vendors. Currently, we contract for these components on a project-by-project basis. We conduct a bidding process to select a supplier with the optimal combination of price, delivery terms and quality. Our goal is to develop ongoing relationships with select vendors centrally located in different regions, which will allow us to reduce unit costs as our volume increases. We provide specifications to each vendor, and they are responsible for performing quality analysis and quality control over the course of construction, subject to our review of the quality test procedures and results. After each vendor completes testing of the component, it is transported ready-to-install to the project site.

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

In January 2009, we announced that we signed a letter of intent with Lockheed Martin Corporation to collaborate in the delivery of a utility-scale wave power generation project in North America. We intend to enter into an agreement under which we would provide our project and site development expertise, build the power take-off and control systems of the plant, and provide our proprietary PowerBuoy technology. Lockheed Martin would undertake construction, systems integration and deployment of the plant, as well as operations and maintenance services. This would be the first agreement between our two companies for a utility-scale renewable energy project and would build on our previous work together on systems for US homeland security and maritime surveillance consisting of our autonomous PowerBuoy integrated with Lockheed Martin’s advanced acoustic sensors, signal processing and communications systems. Our prospective wave power project with Lockheed Martin is expected to be off the coast of North America.

Deployment

For our existing and currently planned deployments, we purchase from subcontractors the mooring system and cables needed to install the PowerBuoy system and connect it to either the power grid or a remote power site. The vendor usually transports these components to the project site.

Each step in the deployment process for our existing and currently planned deployments is outsourced to subcontractors located near the project site. First the mooring system, consisting of floats, anchors and chains, is brought to the wave power station’s ultimate ocean location by workboats or barges. At the same time, the cable to transmit the generated electricity is laid by a subcontractor. Next, the PowerBuoy system is towed to the ocean location and fixed to the mooring system. The PowerBuoy system would then be connected to the transmission cable, which would then be connected to the grid or the distributed power site. At this point, we would have a fully assembled PowerBuoy wave power station, which, subject to final testing, would be ready for operation. An array of PowerBuoy systems would be installed using a similar approach.

We expect that the subcontractor services required for deployment of a wave power station will be readily available in the locations where we currently plan to deploy our systems, although we are dependent on third parties for the entire process. We actively manage each step with personnel who have significant project management and deployment experience.

The following are pictures showing the PowerBuoy deployment process:

Research and Development

Our research and development team consists of employees with a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We engage in extensive research and development efforts to improve PowerBuoy efficiency, reliability and power output and to reduce manufacturing cost and complexity. Our research and development efforts are currently focused on product development, in particular increasing the output and reliability of our utility PowerBuoy system. We are also conducting research on improvements to our current technology.

Research and development expenses are reflected on our consolidated statements of operations as product development costs. Research and development expenses were $13.0 million for fiscal 2010, $8.4 million for fiscal 2009 and $8.3 million for fiscal 2008.

We are currently working on the design for our 500kW PowerBuoy. The key to increasing the rated output of the PowerBuoy system is to increase the system’s efficiency as well as its diameter. If we increase the size and efficiency of the wave capture portion of the PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the float’s diameter, we will approximately quadruple its power capacity. We believe that we will be able to increase the output capacity of the PowerBuoy system using technology that we have already developed, so our focus is on the design, manufacture, testing and deployment of the higher capacity systems. We are exploring design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and safely without damage. For example, our 40kW PowerBuoy systems are transported to the onshore deployment sites using standard flatbed trucks. However, the assembled 150kW PowerBuoy systems are too large for these trucks and need to be transported in modules and assembled on-site. In addition, we will need to adjust the mooring system to account for the larger-sized PowerBuoy systems.

We completed the successful in-ocean trials of our USP in October 2009. The USP, based on our proprietary design, has been developed to facilitate the collection, networking and transforming of power and data generated by multiple offshore energy devices. The USP has been built as an open platform, and can provide connectivity for the PowerBuoy as well as other offshore energy systems developed by other companies. The power conversion and controls system is complete for the first 150kW PowerBuoy system, and we expect to conduct in-ocean trials in the second half of calendar 2010 in Scotland.

We also plan to continue our technology development of specific applications for our PowerBuoy systems to expand our growth opportunities. For example, we are exploring applications that include desalination of water, hydrogen production, water treatment and natural resource processing.

It is our intent to fund the majority of our research and development expenses over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may continue to increase.

Intellectual Property

We believe that our technology differentiates us from other providers of wave and other renewable energy technologies. As a result, our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, and continuing technological innovation and may rely on licensing opportunities to develop and maintain our proprietary position.

As of April 30, 2010, we owned a total of 42 issued United States patents and 14 United States patent applications. We have pending foreign counterparts to 16 of our issued patents and nine of our pending non-provisional patent applications.

Our patent portfolio includes patents and patent applications with claims directed to:

•	system design;

•	control systems;

•	power conversion;

•	anchoring and mooring; and

•	wave farm architecture.

The expiration dates for our issued United States patents range from 2015 to 2027. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with US federal government funding are subject to certain government rights as described in “Risk Factors — Risks Relating to Intellectual Property.”

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy ®, Talk on Watertm and CellBuoytm marks and our Making Waves in Powersm service mark, and we have filed applications to register our PowerTower mark in the United States.

Competition

We compete and will compete with power generation equipment suppliers in all segments of the electric power industry, including wave energy, other forms of renewable energy and traditional fossil fuel. The renewable energy industry is both highly competitive and continually evolving as participants strive to differentiate themselves within their markets and compete within the larger electric power industry. Many of our competitors in certain of these segments have established a stronger market position than ours and have greater resources and name recognition than we have. In addition, there are many companies, including some of the largest multinational energy companies, that are developing or sponsoring innovative technologies for renewable energy production. Accordingly, our success depends in part on developing and demonstrating the commercial viability of wave energy solutions and identifying markets for and applications of our PowerBuoy systems and technology.

Although the market for equipment that generates electricity from wave energy is in its early stage of commercial development, there are a number of private companies, some with institutional funding, developing technologies to generate electricity from wave energy, and we compete or will compete with them. We believe there are over 75 companies worldwide developing wave energy technologies. Most of these companies are located in the United Kingdom, continental Europe, the United States and Australia, and almost all are focused on offshore systems. Only a few of these companies, like ourselves, have conducted ocean testing of their systems, which is the critical factor in proving the survivability and performance of any wave energy system.

Sixteen companies expressed an interest to SWRDA in participating in the development of a new Wave Hub power station project off the coast of Cornwall, England. Two companies are currently participating in the project: Fred Olsen Ltd. and us. Additional competitors may enter the market, and we are likely to compete with new companies in the future.

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

Sale and Transmission of Electricity

The US government regulates the electricity wholesale and transmission business through FERC. FERC regulates the rates and terms for sales of electricity at the wholesale level, and the organization, governance and financing of the companies engaged in electricity sales. As a result, FERC regulates the rates charged for sales of electric power from a wave power station into the wholesale market, although it is possible to obtain an exemption from FERC that would allow those sales to occur at market-based rates. FERC also regulates the construction, operation and maintenance of any dam, water conduit, reservoir or powerhouse along or in any of the navigable waters of the United States for the purpose of generating electric power. As a result, the construction and operation of a wave power station in the United States requires the issuance of a license by FERC. We have been granted a preliminary permit by FERC to evaluate the feasibility of a 50MW wave power station off Reedsport, Oregon and a 100MW wave power station off Coos Bay, Oregon. Further, we have filed with FERC the required applications for these two wave power station projects to provide our notice of intent to seek licenses for the projects and to provide required information regarding the projects. An application to FERC was not required for our system that was installed off New Jersey because the system was not grid-connected and was for demonstration purposes.

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

Site Approval

Generally, we expect that we will deploy our PowerBuoy systems in the range of one to five miles from the shore, subject to water depth and overall wave heights. Although regulations regarding the use of ocean space vary around the world, we generally do not expect significant delay in obtaining site approvals, as governments have to date encouraged the use of renewable energy sources. Our customers for the Spain project and SWRDA for the Cornwall, England project are responsible for obtaining the necessary siting permits for their projects.

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

In 2008, the US enacted the Energy Improvement and Extension Act of 2008, which enables owners of wave power projects in the US to receive federal tax credits, thereby improving the long-term economics of wave power as a renewable energy source. The Act expands the definition of qualifying facilities for the Production Tax Credit (PTC) to include those that generate power from marine renewables (including wave and tidal). As a result, the PTC is now allowed for electricity produced and sold after October 3, 2008 from marine renewable energy facilities with a “nameplate capacity” of at least 150kWs, and that are placed in service anytime between October 3, 2008 and December 31, 2011. The credit rate for marine renewables is $0.01 per kilowatt hour, and the duration of the credit will be ten years after the facility is placed in service.

Further, it is expected that the US federal and state governments will increase their investments in the renewable energy sector under various economic stimulus measures. The American Recovery and Reinvestment Act of 2009 provides significant grants, tax incentives and policy initiatives to stimulate investment and innovation in the “cleantech” sector. The DOE has also issued requests for proposal to be funded under programs it has established to further investment in marine energy technologies. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the recent announcement of the government programs and the uncertainties surrounding their scope and size, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.

Further, the State of Oregon has enacted the Business Energy Tax Credit program that allows companies that invest in renewable energy capital projects an Oregon State income tax credit of up to 50% of the first $20.0 million of capital costs.

Each of the member states of the EU has a country-specific target for the level of consumption of electricity from renewable sources that it should attain by 2010. The United Kingdom Renewables Obligation of April 2002 included a target of 10% of electricity generation to come from renewable sources by 2010 and 15% by 2015, which will continue until 2027. Electricity suppliers that are unable to otherwise meet their renewables obligation have to pay a buy-out price (currently £0.033 per kilowatt hour) or purchase Renewables Obligation Certificates from companies that generate electricity from renewable resources. The United Kingdom Department of Trade and Industry has established a £50 million Marine Renewables Deployment Fund, of which £42 million is allocated to provide a maximum seven-year benefit to any one marine power company of £9 million, in the form of a 25% capital grant and a tariff supplement of £0.10 per kilowatt-hour generated.

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

Employees

As of April 30, 2010, we had 54 employees, including 19 employees in manufacturing, 19 in research, development and engineering functions and 16 employees in selling, general and administrative functions. Of these employees, 41 are located in Pennington, New Jersey and 13 are located in Warwick, UK. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

By the end of fiscal 2012, we expect to increase our staff in order to meet our current manufacturing and revenue growth goals. We expect that the majority of our new hires will be engineers, project managers and manufacturing personnel with varying levels and areas of expertise.

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

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $19.2 million in fiscal 2010, $18.3 million in fiscal 2009 and $14.7 million in fiscal 2008. As of April 30, 2010, we had an accumulated deficit of $90.4 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. We expect to increase certain of our operating expenses significantly as we continue to expand our infrastructure and commercialization activities. As a result, we will need to generate significant revenues to cover these costs and achieve profitability.

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

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoy systems may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoy systems. To date, we have not yet manufactured and deployed any PowerBuoy systems that have been grid-connected. As we begin to manufacture, market, sell and deploy our PowerBuoy systems in greater quantities, unforeseen hurdles may be encountered that would limit the commercial viability of our PowerBuoy systems, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoy systems in quantities necessary to generate competitively-priced electricity.

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

Our product development costs have been steadily increasing and may continue to increase.

Our product development costs primarily relate to our efforts to increase the maximum rated output of our utility PowerBuoy system to 150kW and to 500kW. Our product development costs were $13.0 million in fiscal 2010 as compared to $8.4 million in fiscal 2009 and $8.3 million in fiscal 2008. It is our intent to fund the majority of our research and development expenses over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may continue to increase.

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

We began developing and testing wave energy technology 13 years ago. However, to date we have only manufactured 12 PowerBuoy systems for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy system has been for 12 months. As a result, our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 30-year useful life. Our technology has not yet demonstrated that our engineering and test results can be duplicated in volume commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy system. If our PowerBuoy system ultimately proves ineffective or unfeasible, we may not be able to engage in commercialproduction of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoy systems perform below expectations, we could lose customers and face substantial repair and replacement expense which could in turn adversely affect our business, financial condition and results of operations.

Our future success in the utility power markets depends on our ability to increase the maximum rated power output of our utility PowerBuoy system. If we are unable to increase the maximum rated output of our utility PowerBuoy system, the commercial prospects for our utility PowerBuoy system would be adversely affected.

One of our goals is to increase the maximum rated output of our utility PowerBuoy system, which is currently 40kW, to 150kW and ultimately to 500kW. Our success in meeting this objective depends on our ability to significantly increase the power output of our PowerBuoy system in a cost-effective and timely manner and our ability to overcome the engineering and deployment hurdles that we face, including developing design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage, and developing adjustments to the mooring system to account for the larger-sized PowerBuoy systems. We have experienced problems and delays in the development and deployment of our PowerBuoy system in the past, and could experience similar delays or other difficulties in the future. If we cannot increase the power output of the utility PowerBuoy system, or if it takes us longer to do so than we anticipate, we may be unable to expand our utility business, maintain our competitive position, satisfy our contractual obligations or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations will be adversely affected.

If we do not reach full commercial scale, we may not be able to offer a cost competitive power station and the commercial prospects of our utility PowerBuoy system would be adversely affected.

Unless we reach full commercial scale, which we estimate to be manufacturing levels of at least 300 units of 500kW PowerBuoy systems per year, we may not be able to offer an electricity solution that competes on a non-subsidized basis with today’s price of wholesale electricity in key markets in certain parts in the world. If we do not reach full commercial scale, the commercial prospects for our utility PowerBuoy system would be adversely affected.

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

We will need to build larger buoys in order to increase the output of our current PowerBuoy systems. The larger buoys will be more difficult than our current buoys to deploy cost effectively and without damage. Our current deployment methodologies, including transportation to the installation site and the mooring of the PowerBuoy systems, will need to be revised for PowerBuoy systems with greater output. If we cannot develop cost effective methodologies for deployment of the larger PowerBuoy systems, or if it takes us longer to do so than we anticipate, we may not be able to deploy such systems in the time we anticipate or at all. Therefore, even if we succeed in increasing the output of our PowerBuoy systems to 150kW or greater, if we are unable to deploy these larger PowerBuoy systems or encounter problems in doing so, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable.

If we are not successful in completing the development of wave power stations in Spain, it could adversely affect our business, financial condition and results of operations.

The initial PB40 PowerBuoy system for our Spain project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. We are currently in discussions with Iberdrola Cantabria regarding the nature and costs of these improvements and their effects on plans for the redeployment of the buoy and the next phases of the project. If no modification to the Spain construction agreement is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. In addition, if we and Iberdrola Cantabria decide not to redeploy the PB40 PowerBuoy, the total contract value for the current phase of the contract may be reduced. If we are unable to successfully meet the terms of the Spain construction agreement, or if we are not able to successfully negotiate a subsequent contract or contracts with Iberdrola Cantabria for the manufacture and deployment of the nine additional PowerBuoy units, or if Iberdrola Cantabria were to terminate the Spain construction agreement for any of these reasons, we may lose a component of our current and anticipated revenue stream. If we are unable to agree to the necessary contract modifications, Iberdrola Cantabria will have the right to terminate the agreement if the first phase of construction is not completed on time for reasons attributable to us, or if we interrupt our services for more than 180 days and do not resume within a 30-day period, or for a serious and repeated breach of a major obligation that is not cured within a 30-day period after we receive notice of the breach. In addition, we have made guarantees to Iberdrola Cantabria associated with the current phase of construction in respect of the quality, repair and replacement of the 40kW PowerBuoy system and ocean-based substation and the level of power output of the 40kW PowerBuoy system. If we are found to be in default of our obligations under the Spain construction agreement, Iberdrola Cantabria will have the right to seek reimbursement for direct damages only, limited to amounts specified in the contract.

We are paid under the Spain construction agreement as we complete certain milestones for a total potential payment for the current phase of construction of approximately €2.7 million. As of April 30, 2010, we had recognized revenue of approximately $3.0 million and a recognized loss of $3.9 million under the Spain construction agreement. The anticipated loss at completion of the contract also reflects our decision made in the fourth quarter of fiscal year 2008 to absorb $1.9 million of additional costs of the project beyond our obligation for the initial cost overruns and certain other costs as set forth in the agreement. This decision was based on the progress of the project up to that time, the benefits to be derived from a successful initial project and the prospect of incremental contract value to be received in connection with additional work under this contract.

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

The US Navy, our largest customer, accounted for 80% of our revenues during fiscal 2010. In fiscal 2009, revenues from the US Navy accounted for 67% of our total revenues while Iberdrola and Total accounted for 18% of our revenues. Our current contract for our project in Hawaii with the US Navy expires in September 2010. We will be required to enter into additional contracts with the US Navy for this project, which will require appropriation by the US Congress and the US Navy in order to receive additional funding. Additional funding for our project with the US Navy may not be approved or we may not be able to negotiate future agreements with the US Navy on acceptable terms, if at all.

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

An important element of our business strategy is to enter into development agreements and strategic alliances with regional utilities, and energy and other companies committed to providing electricity from renewable energy sources. If we are unable to reach agreements with suitable alliance partners, we may fail to meet our business objectives for the commercialization of our PowerBuoy system. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. For example, our projects with Leighton and the European Commission are conditional upon our receipt of significant additional funds. There can be no assurance that we will receive such additional funding. In addition, these relationships may not be successful, and we may be unable to sell and market our PowerBuoy systems to these companies and their affiliates and customers in the future, or growth opportunities may not materialize, any of which could adversely affect our business, financial condition and results of operations.

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

The renewable energy industry, particularly in our targeted markets of the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan, is highly competitive and continually evolving as participants strive to distinguish themselves and compete with the larger electric power industry. Competition in the renewable energy industry is likely to continue to increase with the advent of several renewable energy technologies, including tidal and ocean current technologies. If we are not successful in manufacturing systems that generate competitively priced electricity, we will not be able to respond effectively to competitive pressures from other renewable energy technologies.

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

We plan to manufacture key components of our PowerBuoy systems, including the advanced control and generation systems. However, we have only manufactured our PowerBuoy systems in limited quantities for use in development and testing and have little commercial manufacturing experience. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. In order to meet our growth objectives, we will need to increase our engineering and manufacturing staff by the end of fiscal 2012. There is intense competition for hiring qualified technical and engineering personnel, and we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

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

We do not have long-term contracts with our third-party manufacturers or vendors. If we do not develop ongoing relationships with vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all.

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

We derive a significant portion of our revenue from US federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2010 and fiscal 2009, we derived 80% and 67%, respectively, of our total revenue from contracts with the US Navy.

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

We market and plan to market our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and plan to market our products in a number of foreign countries, including the United Kingdom, Spain, Australia and Japan, and we are therefore subject to risks associated with having international operations. International customers accounted for 11% of our revenues in fiscal 2010, 27% of our revenues in fiscal 2009 and 41% of our revenues in fiscal 2008. Risks inherent in international operations include, but are not limited to, the following:

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

We have in the past needed to raise funds to operate our business, and we may need to raise additional funds to support development of our products or to manufacture our PowerBuoy systems in commercial quantities. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impaired. We do not know whether we will be able to secure additional funding or funding on terms favorable to us. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, our existing stockholders would experience dilution or may be subordinated to any rights, preferences or privileges granted to the new equity holders.

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

Our reporting currency is the US dollar, and we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. In fiscal 2010, 3% of our revenues were generated from customers outside the United States and denominated in Euros, 5% of our revenues were generated from customers outside the United States and denominated in British pounds sterling and 2% of our revenues were generated from customers outside the United States and denominated in Australian dollars. In fiscal 2009, 17% of our revenues were generated from customers outside the United States and denominated in Euros, 8% of our revenues were generated from outside the United States and denominated in British pounds sterling and 2% of our revenues were generated from customers outside the United States and denominated in Australian dollars. We expect a large percentage of our revenues to be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the US dollar could affect our revenues and cost of revenues, and could result in exchange losses. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

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

We face numerous accident and safety risks and hazards that are inherent in offshore energy operations.

Portions of our operations are subject to many hazards and risks inherent in the building, testing, deploying and maintenance of our PowerBuoy systems. These hazards and risks could result in personal injuries, loss of life, and other damages, which may include damage to our properties and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.

If we are unable to attract and retain management and other qualified personnel, we may not be able to achieve our business objectives.

Our success depends on the skills, experience and efforts of our senior management and other key product development, manufacturing, and sales and marketing employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees. We have entered into employment agreements with Dr. George Taylor, our executive chairman, and Charles Dunleavy, our chief executive officer; however, the agreements permit the employees to terminate their employment with little notice. Implementation of our expansion plans will be highly dependent upon our ability to hire and retain senior executives as well as talented staff in various fields of expertise.

In addition, our anticipated growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. By the end of fiscal 2012, we expect to increase our staff in order to meet our current manufacturing and revenue goals. The majority of our new hires will be engineers with varying levels and areas of expertise, project managers and manufacturing personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow at a competitive pace.

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

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. For the period ended April 30, 2010, the 52-week high and low prices for our common stock were $11.22 and $3.81, respectively. The stock market in general has recently experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

We also have an office and warehouse facilities in Warwick, United Kingdom, where we occupy 4,685 square feet under leases expiring on January 1, 2011 and December 18, 2011, respectively. Thirteen employees, all members of the executive, engineering, administration and business development teams, operate out of this office, which serves as a hub for our European presence.

We may add sales, marketing and engineering offices in additional locations, including Australia, Japan, continental Europe and the west coast of the United States.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock has been listed on the Nasdaq Global Market since April 24, 2007 under the symbol “OPTT” and on the AIM market of the London Stock Exchange since October 2003 under the symbol “OPT.” As of June 30, 2010, there were 252 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

The following table sets forth the high and the low sale prices of our common stock as quoted by the Nasdaq Global Market for the period indicated.

	Nasdaq Global Market
	High	Low

Year Ended April 30, 2010
First quarter	$7.72	$4.73
Second quarter	9.50	3.81
Third quarter	11.22	6.00
Fourth quarter	7.69	6.00
Year Ended April 30, 2009
First quarter	$12.44	$7.82
Second quarter	9.34	4.61
Third quarter	9.84	4.60
Fourth quarter	7.20	3.78

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

From the effective date of the registration statement through April 30, 2010, we used $3.2 million to construct demonstration wave power stations, $18.6 million to fund the continued development and commercialization of our PowerBuoy system, $4.1 million to expand our sales and marketing capabilities and $0.7 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in short- and long-term, investment grade, interest-bearing instruments, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, except in connection with normal annual officer and director compensation, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.

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

	Fiscal Years Ended April 30,
	2010	2009	2008	2007	2006

Consolidated Statement of Operations Data:
Revenues	$5,101,311	$4,049,445	$4,772,017	$2,531,315	$1,747,715
Cost of revenues	4,298,955	4,840,403	7,960,042	3,983,742	2,059,318

Gross profit (loss)	802,356	(790,958)	(3,188,025)	(1,452,427)	(311,603)

Operating expenses:
Product development costs	13,001,550	8,372,244	8,255,123	6,219,893	4,224,997
Selling, general and administrative costs	9,063,482	9,529,071	7,732,577	4,893,580	3,190,687

Total operating expenses	22,065,032	17,901,315	15,987,700	11,113,473	7,415,684

Operating loss	(21,262,676)	(18,692,273)	(19,175,725)	(12,565,900)	(7,727,287)
Interest income, net	1,032,484	1,672,350	4,434,844	1,389,702	1,408,361
Other income	557,540	—	—	13,906	74,294
Foreign exchange gain (loss)	540,644	(1,295,227)	84,158	1,523,527	(978,242)

Loss before income taxes	(19,132,008)	(18,315,150)	(14,656,723)	(9,638,765)	(7,222,874)
Income tax benefit	—	—	—	—	143,963

Net loss	(19,132,008)	(18,315,150)	(14,656,723)	(9,638,765)	(7,078,911)

Less: Net income attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(38,299)	—	—	—	—

Net loss attributable to Ocean Power Technologies, Inc.	$(19,170,307)	$(18,315,150)	$(14,656,723)	$(9,638,765)	$(7,078,911)

Basic and diluted net loss per share	$(1.88)	$(1.79)	$(1.44)	$(1.83)	$(1.37)

Basic and diluted weighted average shares outstanding	10,217,003	10,210,354	10,200,729	5,260,794	5,162,340

	As of April 30,
	2010	2009(2)	2008	2007		2006

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$36,772,598	$53,117,566	$88,836,304	$115,895,619	(1)	$32,439,365
Working capital	32,569,351	51,129,985	85,870,307	111,187,195		30,886,029
Long-term investments	28,865,046	28,619,528	12,233,437	—		—
Total assets	72,978,193	88,793,906	107,550,965	119,711,546		33,996,138
Long-term debt, net of current portion	250,000	345,386	188,784	231,585		233,959
Accumulated deficit	(90,413,098)	(71,242,791)	(52,927,641)	(38,270,918)		(28,632,153)
Total Ocean Power Technologies, Inc. stockholders’ equity	64,814,200	82,783,027	100,098,609	112,541,209		31,066,704

(1)	On April 30, 2007, we completed our initial public offering in the United States resulting in net proceeds to us of $89.9 million.

(2)	The April 30, 2009 balance of marketable securities was changed to increase the current portion and decrease the non-current portion by $12,009,337 to reflect the maturities of the securities as of such date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop and are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy ® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently market two PowerBuoy products, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system. We also market operations and maintenance services for our PowerBuoy systems to our customers, which are expected to provide a source of recurring revenues. In addition, we expect to market our undersea substation pod and undersea power connection infrastructure services to other companies in the marine energy sector.

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

We were incorporated in New Jersey in April 1984, began commercial operations in 1994, and were re-incorporated in Delaware in 2007. We currently have three wholly-owned subsidiaries, which include Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, and Oregon Wave Energy Partners I, LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd.

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

As of April 30, 2010, our backlog was $5.7 million, a decrease of $1.8 million from April 30, 2009.

Our fiscal year ends on April 30. For fiscal 2010, we generated revenues of $5.1 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $19.2 million, and for fiscal 2009, we generated revenues of $4.0 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $18.3 million. As of April 30, 2010, our accumulated deficit was $90.4 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and may, over time, represent the majority of our revenues.

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

Further, it is expected that the US federal and state governments will increase their investments in the renewable energy sector under various economic stimulus measures. The American Recovery and Reinvestment Act of 2009 provides significant grants, tax incentives and policy initiatives to stimulate investment and innovation in the “cleantech” sector. The DOE has also issued requests for proposal to be funded under programs it has established to further investment in marine energy technologies. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the recent announcement of the government programs and the uncertainties surrounding their scope and size, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.

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

According to the International Energy Agency, $3.4 trillion is expected to be spent for new renewable energy generation equipment in the period from 2007 to 2030. This equates to annual global expenditures of approximately $150 billion. We plan to take advantage of these global drivers of demand for renewable energy, as we continue to refine and expand our proprietary technology.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts we bill the customer for actual expenses incurred plus an agreed upon fee. Revenue is typically recorded using percentage-of-completion based on the maximum awarded contract amount. In certain cases we may choose to incur costs in excess of the maximum awarded contract amount resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost sharing. Under firm fixed price contracts we receive an agreed upon amount for providing products and services which are specified in the contract. Revenue is typically recorded using percentage-of-completion based on the contract amount. Depending on whether actual costs are more or less than the agreed upon amount, there is a profit or loss on the project. Under cost sharing contracts the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense.

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2010, 2009 and 2008:

	Years Ended April 30,
	2010	2009	2008
	($ millions)

US Navy	$4.1	$2.7	$2.8
Iberdrola and Total (Spain)	0.2	0.7	1.4
Scottish Government	0.3	0.3	0.5
Other	0.5	0.3	0.1

	$5.1	$4.0	$4.8

The revenue increase for fiscal 2010 reflected a significant increase in revenue from the US Navy related to autonomous PowerBuoy projects and also an increase in revenue related to our project off the coast of Reedsport, Oregon (included in “Other” in the above table). The increased revenue was partially offset by a decrease in revenue from our construction project in Spain and our Hawaii project for the US Navy. The revenue decrease for fiscal 2009 primarily reflected a lower level of billable activity in connection with our construction contracts in Spain and at the European Marine Energy Centre (EMEC) at Orkney, Scotland. In 2009, we also reduced the total expected contract value related to the Spain contract by approximately $0.5 million, reflecting an expected reduction in scope of the then-current phase of this project. These decreases in revenue during fiscal 2009 were partially offset by an increase in revenue from the Department of Energy (DOE) related to our project off the coast of Reedsport, Oregon.

The US Navy has been our largest customer since fiscal 2002. The US Navy accounted for 80% of our revenues in fiscal 2010, 67% of our revenues in fiscal 2009 and 58% of our revenues in fiscal 2008. We anticipate that, if our commercialization efforts are successful, the relative contribution of the US Navy to our revenue may decline in the future.

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and the east coast of Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for fiscal years 2010, 2009 and 2008:

	Percentage of Revenues
	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
Customer Location	2010	2009	2008

United States	89%	73%	59%
Europe	9	25	41
Australia	2	2	—

Total	100%	100%	100%

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

We operated at a gross profit of $0.8 million in fiscal 2010 and a gross loss of $0.8 million in fiscal 2009 and $3.2 million in fiscal 2008. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts. Additionally, approximately $0.4 million of costs related to revenue activity during fiscal 2009 had been previously anticipated and accrued as contract loss reserves as of April 30, 2009. These loss reserves were no longer necessary and, accordingly, reversed in fiscal year 2010, contributing to the increase in gross profit.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs primarily relate to our efforts to increase the output and reliability of our utility PowerBuoy system, including the 150kW PowerBuoy system and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred, except for external patent costs, which we capitalize and amortize over a 17-year period commencing with the issuance date of each patent. Patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the patent may not be recoverable.

From October 2005 to December 2009, we operated, at intervals, a 40kW system off the coast of New Jersey. The system was periodically removed from the ocean for maintenance during that time. Other 40kW systems were deployed and tested in Hawaii for the US Navy project during the months of June 2007 and October 2008, and in late 2009. Work is currently in progress on the design, construction and installation of two 150kW PowerBuoy systems in connection with projects off the coasts of Scotland and Oregon. We completed the successful in-ocean trials of our USP in October 2009.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income, net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $66.8 million as of April 30, 2010, $82.7 million as of April 30, 2009 and $102.2 million as of April 30, 2008. Interest income decreased due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.

Foreign exchange gain (loss)

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in US dollars and our functional currency is the US dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and the British pounds sterling, the Euro and the Australian dollar.

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $4.1 million as of April 30, 2010 and $8.5 million as of April 30, 2009, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $66.8 million as of April 30, 2010 and $82.7 million as of April 30, 2009.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pounds sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the years ended April 30, 2010, 2009, and 2008 were recorded in Euros, British pounds sterling or Australian dollars.

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

Income taxes

As of April 30, 2010, we had federal and foreign net operating loss carryforwards of $74.6 million and federal and foreign research and development tax credits of $2.2 million to offset future taxable income. As of April 30, 2010, we had state net operating loss carryforwards of $49.1 million. If not utilized, the net operating loss carryforwards and credit carryforwards will expire at various dates through 2030. We may not achieve profitability in time to utilize the tax credit and net operating loss carryforwards in full or at all. In addition, we have determined that the future utilization of our net operating loss carryforwards is subject to limitations based upon changes in ownership including changes resulting from our initial public offering in April 2007, pursuant to regulations promulgated under the Internal Revenue Code. We do not expect these limitations to have a significant impact on our ability to utilize net operating loss and credit carryforwards. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $33.1 million as of April 30, 2010 and $25.5 million as of April 30, 2009.

Outlook

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $19.2 million in fiscal 2010, $18.3 million in fiscal 2009 and $14.7 million in fiscal 2008. As of April 30, 2010, we had an accumulated deficit of $90.4 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. We expect to increase our operating expenses as we continue to expand our infrastructure, research and development programs and commercialization activities. As a result, we will need to generate significant revenues to cover these costs and achieve profitability.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Results of Operations

Fiscal Years Ended April 30, 2010 and 2009

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2010 and 2009:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2010		April 30, 2009		% Change
		As a % of		As a % of	2010 Period to
	Amount	Revenues	Amount	Revenues(1)	2009 Period

Revenues	$5,101,311	100%	$4,049,445	100%	26%
Cost of revenues	4,298,955	84	4,840,403	120	(11)

Gross profit (loss)	802,356	16	(790,958)	(20)	201

Operating expenses:
Product development costs	13,001,550	255	8,372,244	207	55
Selling, general and administrative costs	9,063,482	178	9,529,071	235	(5)

Total operating expenses	22,065,032	433	17,901,315	442	23

Operating loss	(21,262,676)	(417)	(18,692,273)	(462)	14
Interest income, net	1,032,484	20	1,672,350	41	(38)
Other income	557,540	11	—	—	—
Foreign exchange gain (loss)	540,644	11	(1,295,227)	(32)	142

Net loss	(19,132,008)	(375)	(18,315,150)	(452)	4
Less: Net income attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(38,299)	(1)	—	—	—

Net loss attributable to Ocean Power Technologies, Inc.	$(19,170,307)	(376)%	$(18,315,150)	(452)%	5%

(1)	Certain subtotals may not add due to rounding.

Revenues

Revenues increased by $1.1 million in fiscal 2010, or 26%, to $5.1 million as compared to $4.0 million in fiscal 2009. The change in revenues was primarily attributable to the following factors:

•	Revenues relating to our autonomous PowerBuoy system increased by $1.8 million as a result of work on projects with the US Navy to provide our PowerBuoy technology to the US Navy’s Deep Water Active Detection System and Littoral Expeditionary Autonomous PowerBuoy program.

•	Revenues relating to our utility PowerBuoy system decreased by $0.7 million due primarily to a decrease in billable work on our wave power station off the coast of Spain, as work under this phase of the project neared completion, coupled with a reduction in the expected contract value of this project in late fiscal 2009. Also, a decrease in revenue related to our Hawaii project for the US Navy, partially offset by an increase in revenue related to our project off the coast of Reedsport, Oregon.

Cost of revenues

Cost of revenues decreased by $0.5 million, or 11%, to $4.3 million in fiscal 2010, as compared to $4.8 million in fiscal 2009. This decrease in cost of revenues reflected the lower level of activity on our project off the coast of Spain, offset by increased activity related to our autonomous PowerBuoy projects for the US Navy.

We operated at a gross profit of $0.8 million in fiscal 2010 and a gross loss of $0.8 million in fiscal 2009. Certain of our projects in fiscal 2010 and 2009 were under cost sharing contracts. Under cost sharing contracts we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion based on the amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Approximately $0.4 million of costs related to revenue activity during fiscal 2009 had been previously anticipated and accrued as contract loss reserves as of April 30, 2009. These loss reserves were no longer necessary and, accordingly, reversed in fiscal year 2010 contributing to the increase in a gross profit. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Product development costs increased by $4.6 million, or 55% to $13.0 million in fiscal 2010, as compared to $8.4 million in fiscal 2009. Product development costs were primarily attributable to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. It is our intent to fund the majority of our research and development expenses over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may continue to increase.

Selling, general and administrative costs

Selling, general and administrative costs decreased $0.4 million, or 5%, to $9.1 million in fiscal 2010, as compared to $9.5 million in fiscal 2009. The decrease was primarily attributable to a decrease in consulting, legal, accounting and investor relations expenses partially offset by increased personnel-related expenses.

Interest income

Interest income decreased by $0.7 million, or 38%, to $1.0 million in fiscal 2010, compared to $1.7 million in fiscal 2009, due to a decrease in cash, cash equivalents and marketable securities. In addition, the average yield decreased to approximately 1.40% during fiscal 2010 from approximately 1.86% during fiscal 2009.

Other income

Other income was $0.6 million in fiscal 2010, compared to none for fiscal 2009. During the first quarter of fiscal 2010, we settled a claim which we had against a supplier of engineering services, which resulted in a settlement in our favor.

Foreign exchange gain (loss)

Foreign exchange gain was $0.5 million in fiscal 2010, compared to a foreign exchange loss of $1.3 million in fiscal 2009. The difference was primarily attributable to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

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

Revenues

Revenues decreased by $0.8 million in fiscal 2009, or 15%, to $4.0 million as compared to $4.8 million in fiscal 2008. The change in revenues was primarily attributable to the following factors:

•	Revenues relating to our utility PowerBuoy system decreased by $0.8 million due primarily to a decrease in billable work on our wave power station off the coast of Spain, as this phase of the project neared completion, and also a reduction in the expected contract value related to the project. Also, decreases in revenue related to our Hawaii project for the US Navy and our EMEC project in Orkney, Scotland were offset by an increase in revenue related to our project off the coast of Reedsport, Oregon.

•	Revenues relating to our autonomous PowerBuoy system increased by $0.1 million as a result of work on projects with the US Navy to provide our PowerBuoy technology to a program for data gathering in the ocean.

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

Interest income

Interest income decreased by $2.7 million, or 62%, to $1.7 million in fiscal 2009, compared to $4.4 million in fiscal 2008, due to a decrease in cash, cash equivalents and investments. In addition, the average yield decreased from approximately 4.05% in fiscal 2008 to approximately 1.86% in fiscal 2009.

Foreign exchange gain (loss)

Foreign exchange loss was $1.3 million in fiscal 2009, compared to a foreign exchange gain of $0.1 million in fiscal 2008. The difference was primarily attributable to the relative change in value of the British pounds sterling compared to the US dollar during the two periods.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2010, our revenues were $13.9 million, our net losses were $52.1 million and our net cash used in operating activities was $46.1 million.

	Year Ended April 30,
	2010	2009

Net loss	$(19,132,008)	$(18,315,150)
Adjustments for noncash operating items	1,181,318	3,669,017

Net cash operating loss	(17,950,690)	(14,646,133)
Net change in assets and liabilities	2,180,006	(2,061,794)

Net cash used in operating activities	$(15,770,684)	$(16,707,927)

Net cash provided by (used in ) investing activities	$7,309,086	$(58,579,591)

Net cash (used in) provided by financing activities	$(99,841)	$207,199

Effect of exchange rates on cash and cash equivalents	$530,206	$(1,488,155)

Net cash used in operating activities

Net cash used in operating activities was $15.8 million for fiscal 2010 and $16.7 million for fiscal 2009. The change was the result of an increase in cash provided by operating assets and liabilities of $4.2 million, offset by an increase in net loss of $0.8 million, and a decrease in non-cash charges of $2.5 million.

The change in non-cash charges was primarily due to a change in foreign exchange gains (losses) of $1.8 million due to the relative change in the value of the British pound against the US dollar, a decrease in stock compensation expense of $0.4 million, a decrease in loss on disposal of equipment of $0.2 million and a decrease in Treasury note amortization of $0.1 million.

The increase in cash provided by operating assets and liabilities was primarily the result of an increase in cash provided by accounts payable of $1.3 million, an increase in cash provided by unearned revenues of $1.2 million, an increase in cash provided by unbilled receivables of $1.2 million and an increase in cash provided by other assets and liabilities of $1.4 million, partially offset by a decrease in cash provided by accounts receivable of $0.9 million. The change in accounts payable reflects a net increase in payables to the steel fabricator for our Reedsport, Oregon project due to timing of receipt of vendor invoices. The changes in unearned revenue and receivables were primarily due to the timing of billings to customers.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $7.3 million for fiscal 2010 and net cash used in investing activities was $58.6 million for fiscal 2009. The change was primarily the result of a net decrease in purchases of securities during fiscal 2010. Also, there was a $0.6 million decrease in purchases of equipment and a $0.3 million increase in restricted cash for fiscal 2010.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.1 million in fiscal 2010 and net cash provided by financing activities was $0.2 million in fiscal 2009, reflecting a net change in our loans from the State of New Jersey. During fiscal 2009, we received a $0.25 million loan under the New Jersey Board of Public Utilities Renewable Energy Business Venture Assistance Program.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents was a gain of $0.5 million in fiscal 2010 and a loss of $1.5 million in fiscal 2009. The change was primarily the result of gains on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

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

We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through fiscal 2012. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.

Contractual Obligations

Our major outstanding contractual obligations primarily relate to our facilities leases. We have summarized in the table below our fixed contractual cash obligations as of April 30, 2010.

	Payments Due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$345,000	$95,000	$100,000	$150,000	$—
Operating leases	842,000	331,000	511,000	—	—

Total	$1,187,000	$426,000	$611,000	$150,000	$—

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

Upon anticipating a loss on a contract, we recognize the full amount of the anticipated loss in the current period. We had loss reserves of $0.8 million as of April 30, 2010 related to one contract and $1.2 million as of April 30, 2009 related to two contracts. In fiscal 2009, we recognized a loss of $0.8 million on our contract for a wave power station off the coast of Spain. The additional anticipated loss in 2009 was recognized based on changes in estimated costs associated with this contract, a reduction in the expected contract value, and our decision in the fourth quarter of fiscal 2008 to absorb an additional $1.9 million in costs beyond our obligation for initial cost overruns and certain other costs as set forth in the agreement. Approximately $0.4 million of loss reserves related to the Spanish contract were no longer necessary and, accordingly, were reversed in fiscal 2010, contributing to the increase in gross profit. Modifications to contract provisions, such as those in connection with the Company’s Spain construction agreement, as well as modifications in contract loss estimates, may require changes in reserves established for anticipated contract losses.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Because our stock has been publicly traded in the United States only since April 2007, we do not have a significant observable share-price volatility for the United States capital markets; therefore, we estimate our expected volatility based on that of what we consider to be similar publicly-traded companies and expect to continue to do so until such time as we have adequate historical data from our traded share price in the United States. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange on which our shares have traded since October 2003, because we do not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market is an appropriate indicator of the expected volatility of our common stock. Prior to fiscal 2007, we estimated the expected term of our options using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. Beginning in fiscal 2007, we estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. If we determine another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Higher volatility and longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not as significant to the calculation of the fair value of our stock-based awards.

In addition, we are required to develop an estimate of the number of stock-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the consolidated financial statements during the quarter of the change. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements. These adjustments affect our cost of revenues, product development costs and selling, general and administrative costs. To date, the effect of forfeiture adjustments on our consolidated financial statements has been insignificant. The expense we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

The aggregate share-based compensation expense, related to all share-based transactions related to employees was approximately $1.1 million, $1.5 million and $1.8 million in fiscal 2010, 2009 and 2008, respectively.

Income taxes

We account for income taxes under the asset and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which was $33.1 million as of April 30, 2010 and $25.5 million as of April 30, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This new guidance applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, the Company applied the new guidance to business combinations occurring on or after May 1, 2009. As of April 30, 2010, the Company has not had any such transactions.

In December 2007, the FASB issued guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as a component of equity in the consolidated financial statements. This statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. It also requires that net losses be attributed to the noncontrolling interest even if they exceed the noncontrolling interest’s equity balance. Disclosure on the face of the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. The provisions of the new guidance are effective for the Company for interim periods and the fiscal year beginning May 1, 2009. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements other than the presentation of a noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. in the Company’s consolidated financial statements. Net income attributable to the noncontrolling interest in OPTA was $38,299 for the year ended April 30, 2010. For the years ended April 30, 2009 and 2008, the Company recorded 100% of the losses associated with OPTA. Had this current guidance been in place for fiscal 2009 and 2008, the Company would have recorded a net loss that was lower by $42,049 and $25,971, respectively.

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

In May 2009 (amended February 2010), the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The new guidance is effective for interim and annual periods ended after June 15, 2009.

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

Management estimates that had the average yield on our cash, cash equivalents, and investments decreased by 100 basis points, our interest income for the year ended April 30, 2010 would have decreased by $0.7 million. This estimate assumes that the decrease occurred on the first day of fiscal 2009 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, and investments.

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in US dollars and our functional currency is the US dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and the British pounds sterling, the Euro and the Australian dollar.

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of

$4.1 million as of April 30, 2010 and $8.5 million as of April 30, 2009, compared to our short-term and long-term investments and cash account balances of $66.8 million as of April 30, 2010 and $81.7 million as of April 30, 2009. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If the foreign currency exchange rates had fluctuated by 10% as of April 30, 2010, the impact on our foreign exchange gains and losses would have been $0.4 million.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pounds sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the year ended April 30, 2010 were recorded in Euros, British pounds sterling or Australian dollars.

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

The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is provided under “Report of Independent Registered Public Accounting Firm” on page F-3.

During the quarter ended April 30, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in the Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct” and “Corporate Governance and Board Matters,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

(3) Exhibits: See Exhibits Index on pages 61 to 62.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 14, 2010

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Charles F. Dunleavy Charles F. Dunleavy	Director, Chief Executive Officer (Principal Executive Officer)	July 14, 2010

/s/ George W. Taylor George W. Taylor	Executive Chairman of the Board of Directors	July 14, 2010

/s/ Brian M. Posner Brian M. Posner	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	July 14, 2010

/s/ Seymour S. Preston III Seymour S. Preston III	Director	July 14, 2010

/s/ Thomas J. Meaney Thomas J. Meaney	Director	July 14, 2010

/s/ Paul F. Lozier Paul F. Lozier	Director	July 14, 2010

/s/ J. Victor Chatigny J. Victor Chatigny	Director	July 14, 2010

Exhibits Index

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to Form 10-Q filed September 14, 2007)
3.2		Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to Form 10-Q filed September 14, 2007)
4.1		Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
10	.1+	Engineering, Procurement and Construction of a Wave Energy Power Plant at “Punta del Pescador” (Santoña, Spain), dated July 27, 2006, between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited (incorporated by reference from Exhibit 10.1 to Form S-1 filed November 13, 2006)
10	.2+	Contract Number N00014-05-C-0384, dated September 20, 2005, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as amended by the Amendment of Solicitation/Modification of Contract dated March 22, 2007 (incorporated by reference from Exhibit 10.2 to Form S-1 filed November 13, 2006)
10	.3+	Contract Number N00014-02-C-0053, dated February 8, 2002, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies Inc., as modified (incorporated by reference from Exhibit 10.3 to Form S-1 filed November 13, 2006)
10.4		Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006)
10.5		1994 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Form S-1 filed November 13, 2006)*
10.6		Incentive Stock Option Plan (incorporated by reference from Exhibit 10.6 to Form S-1 filed November 13, 2006)*
10.7		2001 Stock Plan (incorporated by reference from Exhibit 10.7 to Form S-1 filed November 13, 2006)*
10.8		2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.8 to Form S-1/A filed March 19, 2007)*
10.9		Amended and Restated Voting and Right of First Refusal Agreement, dated April 18, 2005, between Ocean Power Technologies, Inc., George W. Taylor and JoAnne E. Burns (incorporated by reference from Exhibit 10.9 to Form S-1 filed November 13, 2006)
10.10		Agreement to Refinance, dated November 14, 1993 between Joseph R. Burns, Michael Y. Epstein, George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.10 to Form S-1 filed November 13, 2006)
10.11		Amended and Restated Employment Agreement, dated April 8, 2009, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 13, 2009)*
10.12		Amended and Restated Employment Agreement, dated April 8, 2009, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 13, 2009)*
10.13		Consultant Agreement, dated August 1, 1999, between Thomas J. Meaney and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.13 to Form S-1 filed November 13, 2006)
10.14		Employment Agreement, dated September 9, 2004, between Mark R. Draper and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.14 to Form S-1 filed November 13, 2006)*
10.15		Lease Agreement, dated August 30, 2005 between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1, as amended on January 27, 2006 (incorporated by reference from Exhibit 10.16 to Form S-1 filed November 13, 2006)
10.16		Lease, dated January 15, 2007, between University of Warwick Science Park Innovation Centre Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.17 to Form S-1/A filed March 19, 2007)

Exhibit
Number	Description

10.17	Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)
10.18	Contract Number DM259735, dated September 17, 2005 between Lockheed Martin Corporation Maritime Systems and Sensors (MS2) and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.20 to Form S-1/A filed March 19, 2007)
10.19	Marketing Cooperation Agreement, dated September 9, 2006, between Ocean Power Technologies, Inc. and Lockheed Martin Corporation through its Maritime Systems and Sensors business unit (incorporated by reference from Exhibit 10.21 to Form S-1/A filed April 10, 2007)
10.20	Contract Number N00014-07-C-0617, dated May 24, 2007, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed June 8, 2007)
10.21	Modification of Contract, dated September 13, 2007, modifying Contract Number N00014-02-C-0053, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 17, 2007)
10.22	Modification of Contract, dated September 26, 2007, modifying Contract Number N00014-05-C-0384, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc., as modified. (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 17, 2007
10.23	Addendum to the Agreement for the Engineering, Procurement and Construction of a Wave Energy Power Plant at “Punta del Pescador” (Santoña, Spain), between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited, dated February 18, 2008 (incorporated by reference from Exhibit 10.27 to Form 10-K filed July 14, 2008)
10.24	Lease, dated February 1, 2008, between KUC Properties Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2008)
10.25	Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy date September 23, 2008 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 10, 2008)
10.26	Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 10, 2008)
10.27	Agreement between Ocean Power Technologies, Inc. and the Office of Naval Research of the US Navy dated October 31, 2008 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed December 10, 2008)
10.28	Employment Agreement, dated May 19, 2010, between Brian M. Posner and Ocean Power Technologies, Inc.
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.

*	Management contract or compensatory plan or arrangement

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Reports of Management

Management’s Report on Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Ocean Power Technologies, Inc.’s (the Company) management in conformity with generally accepted accounting principles to reflect the financial position of the Company and its operating results. The financial information appearing throughout this Annual Report is consistent with the consolidated financial statements. Management is responsible for the information and representations in such consolidated financial statements, including the estimates and judgments required for their preparation. The consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2010.

The effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/  CHARLES F. DUNLEAVY
Charles F. Dunleavy
Chief Executive Officer

/s/  BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited Ocean Power Technologies, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ocean Power Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ocean Power Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2010, and our report dated July 14, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 14, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ocean Power Technologies, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 14, 2010

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$4,236,597	12,267,830
Marketable securities	32,536,001	40,849,736
Accounts receivable	1,474,600	985,149
Unbilled receivables	448,686	988,418
Other current assets	1,005,885	1,082,696

Total current assets	39,701,769	56,173,829
Property and equipment, net	710,563	897,718
Patents, net	1,036,881	909,727
Restricted cash	1,205,288	951,552
Marketable securities	28,865,046	28,619,528
Other noncurrent assets	1,458,646	1,241,552

Total assets	$72,978,193	88,793,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,843,378	908,837
Accrued expenses	4,092,113	3,760,039
Unearned revenues	1,101,541	281,570
Current portion of long-term debt	95,386	93,398

Total current liabilities	7,132,418	5,043,844
Long-term debt	250,000	345,386
Deferred rent	—	21,649
Deferred credits	600,000	600,000
Other noncurrent liabilities	140,685	—

Total liabilities	8,123,103	6,010,879

Commitments and contingencies (note 13)
Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued and outstanding 10,390,563 and 10,210,354 shares, respectively	10,391	10,210
Treasury stock, 1,072 and 0 shares at cost, respectively	(6,443)	—
Additional paid-in capital	155,726,672	154,568,931
Accumulated deficit	(90,413,098)	(71,242,791)
Accumulated other comprehensive loss	(503,322)	(553,323)

Total Ocean Power Technologies, Inc. stockholders’ equity	64,814,200	82,783,027

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	40,890	—

Total equity	64,855,090	82,783,027

Total liabilities and stockholders’ equity	$72,978,193	88,793,906

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2010	2009	2008

Revenues	$5,101,311	4,049,445	4,772,017
Cost of revenues	4,298,955	4,840,403	7,960,042

Gross profit (loss)	802,356	(790,958)	(3,188,025)

Operating expenses:
Product development costs	13,001,550	8,372,244	8,255,123
Selling, general and administrative costs	9,063,482	9,529,071	7,732,577

Total operating expenses	22,065,032	17,901,315	15,987,700

Operating loss	(21,262,676)	(18,692,273)	(19,175,725)
Interest income, net	1,032,484	1,672,350	4,434,844
Other income	557,540	—	—
Foreign exchange gain (loss)	540,644	(1,295,227)	84,158

Net loss	(19,132,008)	(18,315,150)	(14,656,723)
Less: Net income attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(38,299)	—	—

Net loss attributable to Ocean Power Technologies, Inc	$(19,170,307)	(18,315,150)	(14,656,723)

Basic and diluted net loss per share	$(1.88)	(1.79)	(1.44)

Weighted average shares used to compute basic and diluted net loss per share	10,217,003	10,210,354	10,200,729

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

								Total Ocean
							Accumulated	Power
					Additional		Other	Technologies, Inc,
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity

Balance, May 1, 2007	10,186,254	$10,186	—	—	150,842,671	(38,270,918)	(40,730)	112,541,209	—	112,541,209

Net loss	—	—	—	—	—	(14,656,723)	—	(14,656,723)	—	(14,656,723)

Foreign currency translation adjustment	—	—	—	—	—	—	(495)	(495)	—	(495)

Total comprehensive loss								(14,657,218)	—	(14,657,218)

Compensation related to stock option grants issued to employees	—	—	—	—	1,788,841	—	—	1,788,841	—	1,788,841

Compensation related to stock option grants issued for services	—	—	—	—	137,982	—	—	137,982	—	137,982

Proceeds from exercise of stock options	24,100	24	—	—	287,771	—	—	287,795	—	287,795

Balance, April 30, 2008	10,210,354	10,210	—	—	153,057,265	(52,927,641)	(41,225)	100,098,609	—	100,098,609

Net loss	—	—	—	—	—	(18,315,150)	—	(18,315,150)	—	(18,315,150)

Foreign currency translation adjustment	—	—	—	—	—	—	(512,098)	(512,098)	—	(512,098)

Total comprehensive loss								(18,827,248)	—	(18,827,248)

Compensation related to stock option grants and restricted stock issued to employees	—	—	—	—	1,475,215	—	—	1,475,215	—	1,475,215

Compensation related to stock option grants and restricted stock issued for services	—	—	—	—	36,451	—	—	36,451	—	36,451

Balance, April 30, 2009	10,210,354	10,210	—	—	154,568,931	(71,242,791)	(553,323)	82,783,027	—	82,783,027

Net loss attributable to Ocean Power Technologies, Inc.	—	—	—	—	—	(19,170,307)	—	(19,170,307)	38,299	(19,132,008)

Foreign currency translation adjustment	—	—	—	—	—	—	50,001	50,001	2,591	52,592

Total comprehensive loss								(19,120,306)	40,890	(19,079,416)

Compensation related to stock option grants and restricted stock issued to employees	—	—	—	—	1,072,935	—	—	1,072,935	—	1,072,935

Compensation related to stock option grants and restricted stock issued to non-employees	—	—	—	—	45,000	—	—	45,000	—	45,000

Issuance of vested and unvested restricted stock to employees	168,000	168	—	—	(168)	—	—	—	—	—

Issuance of vested and unvested restricted stock to non-employees	12,209	13	—	—	39,974	—	—	39,987	—	39,987

Acquisition of treasury stock	—	—	(1,072)	(6,443)	—	—	—	(6,443)	—	(6,443)

Balance, April 30, 2010	10,390,563	$10,391	(1,072)	(6,443)	155,726,672	(90,413,098)	(503,322)	64,814,200	40,890	64,855,090

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(19,132,008)	(18,315,150)	(14,656,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(540,644)	1,295,227	(84,158)
Depreciation and amortization	365,755	299,405	241,721
Loss on disposal of equipment	113,087	268,976	—
Treasury note premium amortization	146,834	288,331	—
Compensation expense related to stock option grants and restricted stock	1,117,935	1,511,666	1,926,823
Deferred rent	(21,649)	5,412	5,412
Changes in operating assets and liabilities:
Accounts receivable	(474,407)	472,422	(878,643)
Unbilled receivables	603,765	(589,970)	(270,136)
Other current assets	77,278	140,418	(918,380)
Other noncurrent assets	(202,731)	(857,060)	(76,571)
Accounts payable	953,815	(354,740)	(122,323)
Accrued expenses	246,816	(454,682)	496,838
Unearned revenues	827,786	(418,182)	699,752
Other current liabilities	—	—	(26,106)
Other noncurrent liabilities	147,684	—	—

Net cash used in operating activities	(15,770,684)	(16,707,927)	(13,662,494)

Cash flows from investing activities:
Purchases of marketable securities	(33,884,604)	(124,675,859)	(21,201,607)
Maturities of marketable securities	41,838,886	67,151,702	17,358,316
Restricted cash	(252,080)	—	—
Purchases of equipment	(239,449)	(811,493)	(419,835)
Payments of patent costs	(153,667)	(243,941)	(112,705)
Investments in joint ventures and other noncurrent assets	—	—	(27,714)

Net cash provided by (used in) investing activities	7,309,086	(58,579,591)	(4,403,545)

Cash flows from financing activities:
Proceeds from long-term debt	—	250,000	—
Repayment of long-term debt	(93,398)	(42,801)	—
Sale of common stock, net of issuance costs	—	—	(870,116)
Proceeds from exercise of stock options	—	—	287,795
Acquisition of treasury stock	(6,443)	—	—

Net cash (used in) provided by financing activities	(99,841)	207,199	(582,321)

Effect of exchange rate changes on cash and cash equivalents	530,206	(1,488,155)	(20,809)

Net decrease in cash and cash equivalents	(8,031,233)	(76,568,474)	(18,669,169)
Cash and cash equivalents, beginning of period	12,267,830	88,836,304	107,505,473

Cash and cash equivalents, end of period	$4,236,597	12,267,830	88,836,304

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued expenses	$66,513	23,255	35,048
Capitalized purchases of equipment financed through accounts payable	6,360	96,304	36,964
Capitalized investment in joint ventures financed through accrued expenses	—	175,803	—

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Background

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

During the second quarter of fiscal 2010, the Company adopted The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP), which establishes the Codification as the sole source for authoritative US GAAP and has superseded all accounting standards in US GAAP, aside from those issued by the Securities and Exchange Commission (SEC). The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. As a result of the adoption of the Accounting Standards Codification (ASC), the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other US GAAP pronouncements.

(2)	Summary of Significant Accounting Policies

(a)	Consolidation and Cost Method Investment

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the caption “Noncontrolling interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. As of April 30, 2010, there was one noncontrolling interest, consisting of 11.8% of the Company’s Australian subsidiary.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of April 30, 2010, there are no such entities.

The Company has a 10% investment in Iberdrola Energias Renovables II, S.A. (Iberdrola Energias). Revenues to Iberdrola Energias for the years ended April 30, 2010, 2009 and 2008 were $178,215, $601,736, and $1,431,983, respectively. Additionally, aggregate accounts receivable and unbilled receivables from Iberdrola Energias were $556,491 and $288,203 as of April 30, 2010 and 2009, respectively. See Note 13(c).

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

The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. During the years ended April 30, 2009 and 2008, the Company recorded provisions of approximately $810,000 and $2,370,000, respectively, related to anticipated losses on contracts. During the year ended April 30, 2010, the Company reversed approximately $400,000 of the loss reserves established in fiscal year 2009 as these loss reserves were no longer necessary as of April 30, 2010. During the years ended April 30, 2009 and 2008 the Company recorded reductions in the contract loss reserves of $1,728,000 and $2,080,000, respectively. Reserves related to loss contracts in the amounts of approximately $785,000 and $1,152,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2010 and 2009, respectively. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 13), as well as modifications in contract loss estimates, may require changes in reserves established for anticipated contract losses.

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

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include $1,590,000 and $4,337,000 of certificates of deposit with initial maturities of less than three months at April 30, 2010 and 2009, respectively, and $192,000 and $6,530,000 invested in a money market fund as of April 30, 2010 and 2009, respectively.

(e)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2010 and 2009, all of the Company’s investments were classified as held-to-maturity.

(f)	Restricted Cash and Credit Facility

The Company had $1,205,288 and $951,552 of restricted cash as of April 30, 2010 and April 30, 2009, respectively. The cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of April 30, 2010, approximately €720,000 is included in restricted cash.

The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). During the year ended April 30, 2009, the Company received a recoverable grant award from the NJBPU. Under this agreement, the Company was required to assign to the NJBPU a certificate of deposit in an amount equal

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

to the outstanding grant balance. In July 2009, the Company assigned a certificate of deposit in the amount of $250,000 to the NJBPU, which is outstanding as of April 30, 2010.

(g)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation was $324,596, $259,696 and $213,977 for the years ended April 30, 2010, 2009 and 2008, respectively.

(h)	Other Income

Other income consists of transactions that the Company considers to be outside the normal scope of its operations and operating activities. The Company recognized other income of $557,540 during the year ended April 30, 2010, primarily in connection with the settlement of a claim that it had against a supplier that provided engineering services to the Company.

(i)	Foreign Exchange Gains and Losses

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $4,131,000 and $8,541,000 as of April 30, 2010 and 2009, respectively. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations. Foreign exchange gain (loss) was $540,644, ($1,295,227) and $84,158 for the years ended April 30, 2010, 2009 and 2008, respectively.

(j)	Patents

External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $41,064, $39,613 and $27,744 for the years ended April 30, 2010, 2009 and 2008, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of April 30, 2010 is estimated to be approximately $60,000 per year.

(k)	Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the years ended April 30, 2010, and 2009.

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

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Years Ended April 30,
Customer	2010	2009	2008

US Navy	80%	67%	58%
Iberdrola and Total	4%	18%	31%
Scottish Government	5%	8%	10%

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

In computing diluted net loss per share, 1,528,453, 1,672,263 and 1,445,302 options to purchase shares of common stock, non-vested restricted stock and shares to be issued to non-employee directors were excluded from the computations for the years ended April 30, 2010, 2009 and 2008, respectively.

(n)	Stock-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2010, 2009 and 2008 under SFAS No. 123R was approximately $1,073,000, $1,475,000 and $1,789,000 respectively.

Valuation Assumptions for Options Granted During the Years Ended April 30, 2010, 2009 and 2008

The fair value of each stock option granted during the years ended April 30, 2010, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Years Ended April 30,
	2010	2009	2008

Risk-free interest rate	2.98%	3.36%	4.69%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6.42 years	6.29 years	5.99 years
Expected volatility	81.8%	79.3%	77.9%

The above assumptions were used to determine the weighted average per share fair value of $4.42, $6.33 and $10.87 for stock options granted during the years ended April 30, 2010, 2009 and 2008, respectively.

(o)	Income Taxes

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date, with limited exceptions. This new guidance applies to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, the Company applied the new guidance to business combinations occurring on or after May 1, 2009. As of April 30, 2010, the Company has not had any such transactions.

In December 2007, the FASB issued guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be recorded as a component of equity in the consolidated financial statements. This statement also requires that consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest. It also requires that net losses be attributed to the noncontrolling interest even if they exceed the noncontrolling interest’s equity balance. Disclosure on the face of the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required. The provisions of the new guidance became effective for the Company for interim periods and fiscal years beginning May 1, 2009. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements other than the presentation of a noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. in the Company’s consolidated financial statements. Net

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

income attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd. was $38,299 for the year ended April 30, 2010. For the years ended April 30, 2009 and 2008, the Company recorded 100% of the losses associated with Ocean Power Technologies (Australasia) Pty Ltd. Had this current guidance been in place for fiscal 2009 and 2008, the Company would have recorded a net loss which was lower by $42,049 and $25,971, respectively.

In April 2009, the FASB issued additional guidance for fair value measurement, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. In addition, this guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The new guidance became effective for interim and annual reporting periods ending after June 15, 2009. Adoption of the new guidance did not have any impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance which changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The new guidance became effective for interim and annual reporting periods ended after June 15, 2009. Adoption of the new guidance did not have any impact on the Company’s financial position or results of operations.

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

In May 2009 (amended February 2010), the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The new guidance is effective for interim and annual periods ended after June 15, 2009.

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

Marketable securities with initial maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets and are summarized as follows:

	April 30,
	2010	2009

Certificates of deposit denominated in USD	$—	3,685,370
Certificates of deposit denominated in GBP	—	3,217,152
Certificates of deposit denominated in AUD	519,232	—
US Treasury obligations	32,016,769	33,947,214

	$32,536,001	40,849,736

The Company’s marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets and are all classified as held-to-maturity, carried at amortized cost and are summarized as follows. All non-current marketable securities mature within three years from April 30, 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

April 30, 2010
US Treasury obligations	$25,058,238	158,672	—	25,216,910
Certificate of deposit	3,806,808	—	—	3,806,808

	$28,865,046	158,672	—	29,023,718

April 30, 2009
US Treasury obligations	$28,619,528	423,095	(20,963)	29,021,660

The April 30, 2009 balance of marketable securities was changed to increase the current portion and decrease the noncurrent portion by $12,009,000 to reflect the maturities of the securities as of such date.

(4)	Property and Equipment

The components of property and equipment are as follows:

		April 30,
	Life	2010	2009

Computers and software	3 years	$654,400	581,790
Equipment	3 to 7 years	661,120	699,838
Office furniture and equipment	3 to 7 years	303,918	290,812
Leasehold improvements	3 to 8 years	147,640	141,129

		1,767,078	1,713,569
Less accumulated depreciation and amortization		(1,056,515)	(815,851)

		$710,563	897,718

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Accrued Expenses

The components of accrued expenses are as follows:

	April 30,
	2010	2009

Project costs	$1,072,635	262,166
Contract loss reserves	785,000	1,152,216
Employee incentive payments	682,400	672,286
Other	308,514	227,739
Employee-related costs	491,621	150,786
Payroll tax withholdings	374,208	306,228
Investment in joint venture	176,121	175,803
Legal and accounting fees	154,567	484,459
Value-added tax	47,047	328,356

	$4,092,113	3,760,039

(6)	Related Party Transactions

In August 1999, the Company entered into a consulting agreement with an individual for marketing services. Currently, this agreement is at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $72,000, $61,000 and $62,000 during the years ended April 30, 2010, 2009 and 2008, respectively. In addition, this individual is also the chief executive officer of a company that provided engineering and technical services to the Company. For the year ended April 30, 2010, the Company incurred expense of approximately $213,000 for such services. There was no such expense incurred for the years ended April 30, 2009 and 2008.

(7)	Debt

During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $154,614, and the remaining $95,386 due has been classified as current portion of long-term debt on the accompanying balance sheet as of April 30, 2010.

During the year ended April 30, 2009, the Company received $250,000 representing the first half of a recoverable grant award from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in May 2012. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company received the remaining $250,000 under the grant award in June 2010.

(8)	Deferred Credits

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of April 30, 2010 and 2009. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).

(9)	Common Stock

On April 30, 2007, the Company completed an initial public offering in the United States on the NASDAQ Global Market by issuing 5,000,000 shares of its common stock for a purchase price of $20.00 per share, resulting in net proceeds to the Company of approximately $89,900,000.

(10)	Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2010 and 2009, no shares of preferred stock had been issued.

(11)	Share-Based Compensation

Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. As of April 30, 2010, the Company had 264,000 shares remaining of common stock for issuance under these plans. There are no options available for future grant under these plans as of April 30, 2010.

In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2010, the Company had issued or reserved 468,878 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares were authorized for issuance under the 2006 Stock Incentive Plan. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. As of April 30, 2010, the Company had issued share-based awards for 822,784 shares of common stock and had reserved an additional 830,431 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vest 50% at the time of grant and 50% one year later. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(a)	Stock Options

A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)

Outstanding May 1, 2007	1,303,574	$14.49
Forfeited	(154,214)	16.01
Exercised	(24,100)	11.94
Granted	320,042	15.59

Outstanding April 30, 2008	1,445,302	14.61	5.2

Forfeited	(130,510)	15.40
Granted	317,471	8.88

Outstanding April 30, 2009	1,632,263	13.43	5.1

Forfeited	(588,018)	13.21
Granted	331,208	6.10

Outstanding April 30, 2010	1,375,453	11.87	5.2

Exercisable April 30, 2010	892,115	13.64	3.4

The total intrinsic value of outstanding and exercisable options as of April 30, 2010 was $202,000. As of April 30, 2010, approximately 483,000 additional options were expected to vest, which had $173,000 of intrinsic value and a weighted average remaining contractual term of 8.5 years. There was approximately $913,000, $1,417,000 and $1,709,000 of total recognized compensation cost during the years ended April 30, 2010, 2009 and 2008, respectively. As of April 30, 2010, there was approximately $2,040,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.3 years. The Company normally issues new shares to satisfy option exercises under these plans.

Certain options were granted to consultants during the years ended April 30, 2010, 2009 and 2008. The Company has charged compensation expense of $45,000, $36,451 and $137,982 related to these option grants, which has been included in selling, general and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2010, 2009 and 2008, respectively.

(b)	Restricted Stock

Compensation expense for restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. There were 150,000 and 40,000 shares of restricted stock granted to employees with service and/or performance-based vesting requirements during the years ended April 30, 2010 and 2009, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share

Issued and unvested at May 1, 2008	—	$—
Granted	40,000	6.48
Forfeited	—	—
Vested	—	—

Issued and unvested at April 30, 2009	40,000	6.48

Granted	150,000	6.36
Forfeited	(22,000)	6.27
Vested	(15,000)	6.48

Issued and unvested at April 30, 2010	153,000	6.39

There was approximately $160,000 and $58,000 of total recognized compensation cost during the year ended April 30, 2010 and 2009, respectively. As of April 30, 2010, there was approximately $825,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized under a weighted average period of 2.6 years.

(c)	Common Stock

During the year ended April 30, 2009, 4,992 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the year ended April 30, 2009 related to the shares was approximately $40,000, which represents the fair value on the date of grant. The shares were not issued as of April 30, 2009 but were issued during the year ended April 30, 2010.

During the year ended April 30, 2010, 7,217 shares of common stock were awarded to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the year ended April 30, 2010 related to the shares was approximately $40,000, which represents the fair value on the date of grant.

(d)	Treasury Stock

During the year ended April 30, 2010, 1,072 shares of common stock were purchased by the Company.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12)	Income Taxes

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2010	2009

Deferred tax assets:
Federal net operating loss carryforwards	$20,818,000	15,519,000
Foreign net operating loss carryforwards	3,777,000	3,380,000
New Jersey state operating loss carryforwards	3,035,000	1,792,000
Federal research and development tax credits	1,562,000	1,089,000
Foreign research and development tax credits	670,000	646,000
Stock compensation	2,307,000	2,151,000
Unrealized foreign exchange loss	231,000	224,000
Accrued expenses	428,000	515,000
Other	271,000	233,000

Gross deferred tax assets	33,099,000	25,549,000

Valuation allowance	(33,099,000)	(25,549,000)

Net deferred tax assets	$—	—

The effective income tax rate differed from the percentages computed by applying the US Federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended April 30,
	2010	2009	2008

Computed “expected” tax benefit	(34)%	(34)%	(34)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(5)	(5)	(6)
Stock-based compensation expense	1	1	5
Federal research and development tax credits	(2)	(1)	(1)
Foreign research and development tax credits	—	—	(6)
Foreign rate differential	—	1	—
Other non-deductible expenses	2	1	—
Other	(1)	4	—
Increase in valuation allowance	39	33	42

	—%	—%	—%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or utilized. As of April 30, 2010 and 2009, based upon the level of historical taxable losses, valuation allowances of $33,099,000 and $25,549,000, respectively, were recorded. The valuation allowance increased $7,550,000, $6,097,000 and $6,249,000 during the years ended April 30, 2010, 2009 and 2008, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of April 30, 2010, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $61,200,000, which begin to expire in 2011. The Company also had Federal research and development tax credit carryforwards of approximately $1,562,000 as of April 30, 2010, which begin to expire in 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company’s US initial public offering in April 2007. The Company’s annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year’s available limitation. As of April 30, 2010, the Company had state net operating loss carryforwards of approximately $49,100,000, which begin to expire in 2026. As of April 30, 2010, the Company had foreign net operating loss carryforwards of approximately $13,400,000, which begin to expire in 2024. The ability to utilize these carryforwards may be limited in the event of an ownership change.

On May 1, 2007, the Company adopted new authoritative guidance issued by the FASB, for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At April 30, 2010, 2009 and 2008, the Company had no unrecognized tax positions requiring recognition. The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions. The Company files federal and state income tax returns. US federal and state income tax returns were audited through fiscal 2007. Years subsequent to fiscal 2007 remain open to tax examinations.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.

(13)	Commitments and Contingencies

(a)	Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in New Jersey, Warwick, United Kingdom and Santander, Spain under operating leases that expire on various dates through April 30, 2013. Rent expense under operating leases was approximately $579,000, $606,000 and $438,000 for the years ended April 30, 2010, 2009 and 2008, respectively. Future minimum lease payments under operating leases as of April 30, 2010 are as follows:

Year ending April 30:
2011	$331,000
2012	263,000
2013	248,000

$842,000

(b)	Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c)	Spain Construction Agreement

The Company is currently engaged in discussions with Iberdrola Energias (see Note 2(a)) regarding modifications to its agreement for the first phase of the construction of a wave power station off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of April 30, 2010, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

(14)	Quarterly Financial Data (Unaudited)

	Three Months Ended
Fiscal Year 2010	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$1,310,937	581,875	856,482	2,352,017
Gross profit	286,710	53,727	165,392	296,527
Operating loss	(3,240,961)	(5,562,854)	(6,073,657)	(6,385,204)
Net loss attributable to Ocean Power Technologies, Inc	(2,098,477)	(5,191,771)	(5,649,496)	(6,230,563)
Basic and diluted net loss per share	$(0.21)	(0.51)	(0.55)	(0.61)

	Three Months Ended
Fiscal Year 2009	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$1,786,628	667,124	964,803	630,890
Gross (loss) profit	(161,518)	(702,454)	326,211	(253,197)
Operating loss	(4,416,283)	(5,426,265)	(3,882,472)	(4,967,253)
Net loss attributable to Ocean Power Technologies, Inc	(3,893,164)	(6,115,701)	(3,597,665)	(4,708,620)
Basic and diluted net loss per share	$(0.38)	(0.60)	(0.35)	(0.46)

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

Geographic information is as follows:

	Year Ended April 30, 2010
	North America	Europe	Australia	Total

Revenues from external customers	$4,580,872	431,801	88,638	5,101,311
Operating loss	(20,068,920)	(934,638)	(259,118)	(21,262,676)
Long-lived assets	448,022	262,541	—	710,563
Total assets	$67,424,387	4,684,104	869,702	72,978,193

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Year Ended April 30, 2009
	North America	Europe	Australia	Total

Revenues from external customers	$2,944,361	1,016,223	88,861	4,049,445
Operating loss	(15,870,696)	(2,475,659)	(345,918)	(18,692,273)
Long-lived assets	524,231	373,429	58	897,718
Total assets	$81,006,430	7,677,316	110,160	88,793,906

	Year Ended April 30, 2008
	North America	Europe	Australia	Total

Revenues from external customers	$2,831,122	1,940,895	—	4,772,017
Operating loss	(15,695,543)	(3,221,882)	(258,300)	(19,175,725)
Long-lived assets	392,980	234,497	977	628,454
Total assets	$103,873,654	3,624,686	52,625	107,550,965