Form 10-Q
period 2010-07-31
Ocean Power Technologies, Inc.
filed 2010-09-09
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 31, 2010, the number of outstanding shares of common stock of the registrant was 10,410,491.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2010
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
     Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2010 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.
     You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 31, 2010	April 30, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,925,600	4,236,597
Marketable securities	23,501,253	32,536,001
Accounts receivable, net	917,771	1,474,600
Unbilled receivables	344,999	448,686
Other current assets	2,204,606	1,005,885

Total current assets	30,894,229	39,701,769

Property and equipment, net	653,601	710,563
Patents, net	1,047,203	1,036,881
Restricted cash	1,439,168	1,205,288
Marketable securities	31,891,457	28,865,046
Other noncurrent assets	807,972	1,458,646

Total assets	$66,733,630	72,978,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,407,986	1,843,378
Accrued expenses	3,420,453	4,092,113
Unearned revenues	1,588,592	1,101,541
Current portion of long-term debt	89,378	95,386

Total current liabilities	6,506,409	7,132,418

Long-term debt	500,000	250,000

Deferred credits	600,000	600,000
Other noncurrent liabilities	—	140,685

Total liabilities	7,606,409	8,123,103

Commitments and contingencies (note 9)

Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,411,563 and 10,390,563 shares, respectively	10,412	10,391
Treasury stock, at cost; 1,072 shares	(6,443)	(6,443)
Additional paid-in capital	156,137,219	155,726,672
Accumulated deficit	(96,679,691)	(90,413,098)
Accumulated other comprehensive loss	(370,402)	(503,322)

Total Ocean Power Technologies, Inc. stockholders’ equity	59,091,095	64,814,200

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	36,126	40,890

Total equity	59,127,221	64,855,090

Total liabilities and stockholders’ equity	$66,733,630	72,978,193

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2010	2009
Revenues	$1,374,407	1,310,937
Cost of revenues	1,588,246	1,024,227

Gross (loss) profit	(213,839)	286,710

Operating expenses:
Product development costs	4,025,786	1,361,400
Selling, general and administrative costs	2,028,910	2,166,271

Total operating expenses	6,054,696	3,527,671

Operating loss	(6,268,535)	(3,240,961)

Interest income, net	237,465	285,220
Other income	—	506,630
Foreign exchange (loss) gain	(239,002)	401,691

Net loss	(6,270,072)	(2,047,420)
Less: Net loss (income) attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	3,479	(51,057)

Net loss attributable to Ocean Power Technologies, Inc.	$(6,266,593)	(2,098,477)

Basic and diluted net loss per share	$(0.61)	(0.21)

Weighted average shares used to compute basic and diluted net loss per share	10,236,466	10,210,354

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,270,072)	(2,047,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	239,002	(401,691)
Depreciation and amortization	92,156	88,567
Treasury note premium amortization	30,784	49,837
Compensation expense related to stock option grants	410,568	348,199
Deferred rent	—	(5,412)
Changes in operating assets and liabilities:
Accounts receivable	556,320	89,052
Unbilled receivables	103,687	119,031
Other current assets	(1,151,380)	401,607
Other noncurrent assets	635,565	(34,953)
Accounts payable	(423,257)	(17,973)
Accrued expenses	(637,798)	(1,275,636)
Unearned revenues	490,677	130,031
Other noncurrent liabilities	(137,438)	104,831

Net cash used in operating activities	(6,061,186)	(2,451,930)

Cash flows from investing activities:
Purchases of marketable securities	(6,035,907)	(24,228,410)
Maturities of marketable securities	11,998,844	19,357,547
Restricted cash	(250,000)	(250,000)
Purchases of equipment	(21,719)	(102,046)
Payments of patent costs	(80,637)	(38,405)

Net cash provided by (used in) investing activities	5,610,581	(5,261,314)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—
Repayment of long-term debt	(6,008)	(93,398)

Net cash provided by (used in) financing activities	243,992	(93,398)

Effect of exchange rate changes on cash and cash equivalents	(104,384)	875,568

Net decrease in cash and cash equivalents	(310,997)	(6,931,074)
Cash and cash equivalents, beginning of period	4,236,597	12,267,830

Cash and cash equivalents, end of period	$3,925,600	5,336,756

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued expenses	$7,832	13,239
Capitalized purchases of equipment financed through accounts payable	5,000	21,955
See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(Unaudited)

								Total
							Accumulated	Ocean Power
					Additional		Other	Technologies, Inc,
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balance, April 30, 2009	10,210,354	$10,210	—	—	154,568,931	(71,242,791)	(553,323)	82,783,027	—	82,783,027
Net loss	—	—	—	—	—	(2,098,477)	—	(2,098,477)	51,057	(2,047,420)
Foreign currency translation adjustment	—	—	—	—	—	—	698,118	698,118		698,118

Total comprehensive loss								(1,400,359)	51,057	(1,349,302)
Compensation related to stock option grants and restricted stock issued to employees	—	—	—	—	348,199	—	—	348,199		348,199

Balance, July 31, 2009	10,210,354	$10,210	—	—	154,917,130	(73,341,268)	144,795	81,730,867	51,057	81,781,924

Balance, April 30, 2010	10,390,563	$10,391	(1,072)	$(6,443)	155,726,672	(90,413,098)	(503,322)	64,814,200	40,890	64,855,090

Net loss	—	—	—	—	—	(6,266,593)	—	(6,266,593)	(3,479)	(6,270,072)

Foreign currency translation adjustment	—	—	—	—	—	—	132,920	132,920	(1,285)	131,635

Total comprehensive loss								(6,133,673)	—	(6,138,437)

Compensation related to stock option grants and restricted stock issued to employees	—	—	—	—	410,568	—	—	410,568	—	410,568
Net issuance of vested and unvested restricted stock to employees	21,000	21	—	—	(21)	—	—	—	—	—

Balance, July 31, 2010	10,411,563	$10,412	(1,072)	$(6,443)	156,137,219	(96,679,691)	(370,402)	59,091,095	36,126	59,127,221

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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 filed with the Securities and Exchange Commission (SEC) and elsewhere in this Form 10-Q.
     During the second quarter of fiscal 2010, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP), which establishes the Codification as the sole source for authoritative U.S. GAAP and has superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. As a result of the adoption of the ASC, the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.
(2) Summary of Significant Accounting Policies
(a) Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the caption “Noncontrolling interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. As of July 31, 2010, there was one noncontrolling interest, consisting of 11.8% of the Company’s Australian subsidiary.
     In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of July 31, 2010, there are no such entities.
     The Company has a 10% investment in Iberdrola Energias Renovables II, S.A. (Iberdrola Energias). Revenues from Iberdrola Energias for the three months ended July 31, 2010 and 2009 were $(231,000) and $115,000, respectively. Additionally, gross accounts receivable from Iberdrola Energias aggregated $548,000 and $556,000 as of July 31, 2010 and April 30, 2010, respectively. See Note 2 (c) and Note 9.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(c) Revenue Recognition
     The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. Accruals related to losses on contracts in the amount of approximately $785,000 are included in accrued expenses in the accompanying consolidated balance sheets as of July 31, 2010 and April 30, 2010. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 9), as well as modifications in contract loss estimates, may require changes in accruals established for anticipated contract losses. During the three months ended July 31, 2010, the Company reduced revenue by approximately $231,000 due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.
     Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.
(d) Cash and Cash Equivalents
     Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include zero and $1,590,000 of certificates of deposit with an initial term of less than three months at July 31, 2010 and April 30, 2010, respectively, and $24,000 and $192,000 invested in a money market fund as of July 31, 2010 and April 30, 2010, respectively.
(e) Marketable Securities
     Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity securities is amortized over the remaining term of the security and added to or subtracted from the acquisition cost and interest income. As of July 31, 2010 and April 30, 2010, all of the Company’s marketable securities were classified as held-to-maturity.
(f) Restricted Cash and Credit Facility
     The Company had $1,439,168 and $1,205,288 of restricted cash as of July 31, 2010 and April 30, 2010, respectively. The cash is restricted under the terms of two security agreements.
     One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of July 31, 2010, approximately €720,000 is included in restricted cash.
     The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company has assigned certificates of deposit in the amount of $500,000 to the NJBPU, which are outstanding as of July 31, 2010. See Note 6.
(g) Property and Equipment
     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation was $80,521 and $78,490 for the three months ended July 31, 2010 and 2009, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(h) Other Income
     Other income consists of transactions that the Company considers to be outside the normal scope of its operations and operating activities. The Company recognized other income of $506,630 during the three months ended July 31, 2009, primarily in connection with the settlement of a claim that it had against a supplier that provided engineering services to the Company.
(i) Foreign Exchange Gains and Losses
     The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $5,206,100 and $4,131,000 as of July 31, 2010 and April 30, 2010, respectively. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations. Foreign exchange (loss) gain was $(239,002) and $401,691 for the three months ended July 31, 2010 and 2009, respectively.
(j) Patents
     External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years). Expenses for the development of technology are charged to operations as incurred. Amortization expense was $11,635 and $10,077 for the three months ended July 31, 2010 and 2009, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of July 31, 2010 is estimated to be approximately $63,000 per year.
(k) Long-Lived Assets
     Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the three months ended July 31, 2010.
(l) Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, bank certificates of deposit and trade receivables. The Company invests its excess cash in highly liquid investments (principally, short-term bank deposits, Treasury bills, Treasury notes and a money market fund) and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund or certificates of deposit.
     The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three Months Ended
	July 31,
Customer	2010(1)	2009
US Navy	83%	92%
US Department of Energy	19%	2%
Scottish Government	11%	(3)%

(1)	Total equals 113% due to a negative revenue adjustment made to another customer (see Note 2 (c)).
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
     In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,715,520 and 1,789,405 for the three months ended July 31, 2010 and 2009, respectively, were excluded from the computations as the effect would be anti-dilutive due to the Company’s losses.
(n) Stock-Based Compensation
     Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense related to all share-based transactions recorded in the consolidated statements of operations was approximately $411,000 and $348,000 for the three months ended July 31, 2010 and 2009, respectively.
Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2010 and 2009
     The fair value of each stock option granted during the three months ended July 31, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Three Months Ended July 31,
	2010	2009
Risk-free interest rate	2.4%	3.3%
Expected dividend yield	0.0%	0.0%
Expected life	6.4 years	6.5 years
Expected volatility	93.8%	75.4%
     The above assumptions were used to determine the weighted average per share fair value of $4.21 and $4.82 for stock options granted during the three months ended July 31, 2010 and 2009, respectively.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     Excluding the loss for the three months ended July 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $61,200,000, which begin to expire in 2011 (approximately $2,300,000 will expire in 2011). The Company also had federal research and development tax credit carryforwards as of July 31, 2010, which begin to expire in 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company’s US initial public offering in April 2007. The Company’s annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year’s available limitation. The Company had foreign loss before income taxes for the periods ended July 31, 2010 and July 31, 2009. As of July 31, 2010, the Company had foreign net operating loss carryforwards, which begin to expire in 2024. The ability to utilize these carryforwards may be limited in the event of an ownership change.
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
(q) Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (FASB) issued additional guidance for fair value measurement, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. In addition, this guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The new guidance was effective for interim and annual reporting periods ending after June 15, 2009. Adoption of the new guidance did not have any impact on the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     In April 2009, the FASB issued new guidance which changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The new guidance was effective for interim and annual reporting periods ended after June 15, 2009. Adoption of the new guidance did not have any impact on the Company’s financial position or results of operations.
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
(3) Marketable Securities
     Marketable securities with initial maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets and are summarized as follows:

	July 31, 2010	April 30, 2010
Certificates of deposit denominated in AUD	$504,616	519,232
US Treasury obligations	22,996,637	32,016,769

	$23,501,253	32,536,001

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     The Company’s marketable securities that mature more than one year from the balance sheet date and less than three years from the balance sheet date are classified as noncurrent assets, are all classified as held-to-maturity, carried at amortized cost and are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
July 31, 2010

US Treasury obligations	$28,084,649	326,976	—	28,411,625
Certificate of deposit	3,806,808	—	—	3,806,808

	$31,891,457	326,976	—	32,218,433

April 30, 2010

US Treasury obligations	$25,058,238	158,672	—	25,216,910
Certificate of deposit	3,806,808	—	—	3,806,808

	$28,865,046	158,672	—	29,023,718

(4) Accrued Expenses
     The components of accrued expenses are as follows:

	July 31, 2010	April 30, 2010
Project costs	$551,200	1,072,635
Contract loss reserves	785,000	785,000
Employee incentive payments	194,304	682,400
Other	291,288	308,514
Employee-related costs	769,063	491,621
Payroll tax withholdings	316,160	374,208
Investment in joint venture	173,526	176,121
Legal and accounting fees	189,410	154,567
Value-added tax	150,502	47,047

	$3,420,453	4,092,113

(5) Related Party Transactions
     In August 1999, the Company entered into a consulting agreement with an individual for marketing services. Currently this agreement is at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $21,000 and $14,000 during the three months ended July 31, 2010 and 2009, respectively. In addition, this individual is also the chief executive officer of a company that provided engineering and technical services to the Company. For the three months ended July 31, 2010, the Company incurred expense of approximately $57,000 for such services. There was no such expense incurred for the three months ended July 31, 2009.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(6) Debt
     During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $161,000. As of July 31, 2010, the remaining amount due of $89,000 was included in current portion of long-term debt on the accompanying consolidated balance sheet.
     The Company was awarded a recoverable grant totaling $500,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in May 2012. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company received $250,000, representing the first half of the grant, during the year ended April 30, 2010, and the remaining $250,000 was received in June 2010. See Note 2(f).
(7) Deferred Credits
     During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of July 31, 2010 and April 30, 2010. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).
(8) Share-Based Compensation
     Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. The Company had reserved 264,000 shares of common stock for issuance under these plans. There are no options available for future grant under these plans as of July 31, 2010.
     In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of July 31, 2010, the Company had issued or reserved 451,291 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.
     On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares were authorized for issuance under the 2006 Stock Incentive Plan. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. As of July 31, 2010, the Company had issued awards for 1,044,830 shares of common stock and had reserved an additional 608,385 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) an option to purchase 2,000 shares of common stock that is fully vested at the time of grant, or (b) shares of common stock worth $10,000, which vests 50% at the time of grant and 50% one year later. As of July 31, 2010, there are 3,608 shares of non-vested restricted stock relating to the non-employee director program. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(a) Stock Options
     A summary of stock options under the plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Term
			(In Years)
Outstanding April 30, 2010	1,375,453	11.87
Forfeited	(70,746)	11.98
Exercised	—	—
Granted	239,205	5.38

Outstanding July 31, 2010	1,543,912	10.86	5.7

Exercisable July 31, 2010	944,156	13.28	3.6

     The total intrinsic value of outstanding and exercisable options as of July 31, 2010 was $76,000. As of July 31, 2010, approximately 600,000 additional options are expected to vest, which have $75,000 intrinsic value and a weighted average remaining contractual term of 9.1 years. There was approximately $301,000 of total recognized compensation cost for the three months ended July 31, 2010 related to stock options. As of July 31, 2010, there was approximately $2,695,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.6 years. The Company normally issues new shares to satisfy option exercises under these plans.
(b) Restricted Stock
     Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2010, there were 26,000 shares of non-vested restricted stock granted to employees with service and/or performance-based vesting requirements.
     A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share
Issued and unvested at April 30, 2009	153,000	$6.39
Granted	26,000	5.34
Forfeited	(5,000)	6.40
Vested	(6,000)	6.10

Issued and unvested at July 31, 2010	168,000	6.24

     There was approximately $110,000 of total recognized compensation cost for the three months ended July 31, 2010, related to restricted stock. As of July 31, 2010, there was approximately $828,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.4 years.

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
Spain Construction Agreement
     The Company is currently engaged with Iberdrola Energias in discussions regarding modifications to its agreement for the first phase of the construction of a wave power project off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of July 31, 2010, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.
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
     Geographic information is as follows:

	North America	Europe		Australia	Total

Three months ended July 31, 2010
Revenues from external customers	$1,452,135	(77,728	)(1)	—	1,374,407
Operating loss	(5,732,219)	(498,672)		(37,644)	(6,268,535)

Three months ended July 31, 2009
Revenues from external customers	1,236,325	74,612		—	1,310,937
Operating loss	(2,853,585)	(306,256)		(81,120)	(3,240,961)

July 31, 2010
Long-lived assets	410,322	243,279		—	653,601
Total assets	60,200,460	5,712,980		820,190	66,733,630

April 30, 2010
Long-lived assets	448,022	262,541		—	710,563
Total assets	$67,424,387	4,684,104		869,702	72,978,193
(1) See Note 2(c).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2011 refers to the year ending April 30, 2011).
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
     As of July 31, 2010, our backlog was $6.5 million, an increase of $0.8 million from April 30, 2010.
     For the three months ended July 31, 2010, we generated revenues of $1.4 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $6.3 million, compared to revenues of $1.3 million and a net loss attributable to Ocean Power Technologies, Inc. of $2.1 million for the three months ended July 31, 2009. As of July 31, 2010, our accumulated deficit was $96.7 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that, over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and may, over time, represent the majority of our revenues.
     The marine energy industry, including wave, tidal and ocean current energy technologies, is expected to benefit from various legislative initiatives that have been undertaken or are planned by state and federal agencies. For example, the US production tax credit was expanded to include marine energy, as part of the Energy Improvement and Extension Act of 2008, signed into law in October 2008. Production tax credit provisions, that were previously in place, served only to benefit other renewable energy sources such as wind and solar. This legislation enables owners of wave power projects in the US to receive federal production tax credits, which, by their prospective effect of lowering income taxes for our customers based on energy produced, should improve the comparative economics of wave power as a renewable energy source.

     Further, it is expected that the US federal and state governments will continue to increase their investments in the renewable energy sector under various economic stimulus measures. The American Recovery and Reinvestment Act of 2009 provides significant grants, tax incentives and policy initiatives to stimulate investment and innovation in the “cleantech” sector. The US Department of Energy (DOE) has also issued requests for proposals to be funded under government programs to further investment in marine energy technologies. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the uncertainties surrounding the scope and size of these government programs, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.
     The continued global economic downturn may have a negative effect on our business, financial condition and results of operations because the utility companies with which we contract or propose to contract may decrease their investment in new power generation equipment in response to the downturn. However, the various legislative initiatives described above may diminish the effect of any decrease in such capital expenditures by these utility companies insofar as they may relate to renewable energy generation equipment. As discussed above, the timing, scope and size of these new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. In addition, we do not believe the recent global economic downturn will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom, standard parts found in many regions of the world.
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
     Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed upon fee. Revenue is typically recorded using percentage-of-completion based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amount resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost sharing. Under firm fixed price contracts, we receive an agreed upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using percentage-of-completion based on the contract amount. Depending on whether actual costs are more or less than the agreed upon amount, there is a profit or loss on the project. Under cost sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense.
     The US Navy has been our largest customer since fiscal 2002. The US Navy accounted for approximately 83% and 92% of our revenues for the three months ended July 31, 2010 and 2009, respectively. We anticipate that, if our commercialization efforts are successful, the relative contribution of the US Navy to our revenue may decline in the future.
The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2010 and 2009:

	Three months ended July 31,
	($ millions)
Customer	2010	2009
US Navy	$1.1	$1.2
US Department of Energy	0.3	—
Iberdrola S.A. and Total S.A.	(0.2)	0.1
Scottish Government	0.2	—

	$1.4	$1.3

     During the three months ended July 31, 2010, the Company reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.
     We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and the east coast of Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the three months ended July 31, 2010 and 2009:

	Three months ended July 31,
Customer Location	2010	2009
United States	106%	94%
Europe	(6%)	6%
Australia	0%	0%

	100%	100%

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
     We operated at a gross loss of $0.2 million for the three months ended July 31, 2010 and a gross profit of $0.3 million for the three months ended July 31, 2009. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.
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
Interest income
     Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $60.8 million as of July 31, 2010, compared to $80.9 million as of July 31, 2009. Interest income in the three months ended July 31, 2010 decreased compared to the three months ended July 31, 2009 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.
     We anticipate that our interest income reported in fiscal 2011 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash.
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

     We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $5.2 million as of July 31, 2010 and $9.9 million as of July 31, 2009, compared to our total cash, cash equivalents, restricted cash, and marketable security balances of $60.8 million as of July 31, 2010 and $80.9 million as of July 31, 2009. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2010 and 2009 were recorded in Euros, British pounds sterling or Australian dollars.
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

Results of Operations
Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009
     The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	July 31, 2010		July 31, 2009		%Change
		As a % of		As a % of	2010 Period to
	Amount	Revenues	Amount	Revenues (1)	2009 Period
Revenues	$1,374,407	100%	$1,310,937	100%	5%
Cost of revenues	1,588,246	116	1,024,227	78	55

Gross (loss) profit	(213,839)	(16)	286,710	22	(175)

Operating expenses:
Product development costs	4,025,786	293	1,361,400	104	196
Selling, general and administrative costs	2,028,910	148	2,166,271	165	(6)

Total operating expenses	6,054,696	441	3,527,671	269	72

Operating loss	(6,268,535)	(456)	(3,240,961)	(247)	93
Interest income, net	237,465	17	285,220	22	(17)
Other income	—	—	506,630	39	—
Foreign exchange (loss) gain	(239,002)	(17)	401,691	31	(159)

Net loss	(6,270,072)	(456)	(2,047,420)	(156)	(206)
Less: Net loss (income) attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	3,479	—	(51,057)	(4)	107

Net loss attributable to Ocean Power Technologies, Inc	$(6,266,593)	(456)%	$(2,098,477)	(160)%	(199)%

(1)	Certain subtotals may not add due to rounding.
Revenues
     Revenues increased by $0.1 million in the three months ended July 31, 2010, or 5%, to $1.4 million, as compared to $1.3 million in the three months ended July 31, 2009. The change in revenues was attributable to the following factors:
•	Revenues relating to our autonomous PowerBuoy system increased by $0.4 million as a result an increase in billable work on our project to provide our PowerBuoy technology to the US Navy’s Littoral Expeditionary Autonomous PowerBuoy, or LEAP, program. This was partially offset by a decrease in billable work on the US Navy’s Deep Water Active Detection System.

•	Revenues relating to our utility PowerBuoy system decreased by $0.3 million due primarily to a decrease in billable work on our wave power project off the coast of Spain, as work under this phase of the project neared completion, and to a reduction during the three months ended July 31, 2010 in revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement. In addition, there was a decrease in revenue related to our Hawaii project for the US Navy, partially offset by an increase in revenue related to our project off the coast of Reedsport, Oregon and our project in Orkney, Scotland.
Cost of revenues
     Cost of revenues increased by $0.6 million, or 55%, to $1.6 million in the three months ended July 31, 2010, as compared to $1.0 million in the three months ended July 31, 2009. This increase in the cost of revenue reflected the increased activity related to the LEAP program, the 150kW PowerBuoy project off the coast of Reedsport, Oregon, and our 150kW PowerBuoy project in Scotland, offset by a lower level of activity on our Hawaii project for the US Navy and our wave power project off the coast of Spain.

     We operated at a gross loss of $0.2 million in the three months ended July 31, 2010 and a gross profit of $0.3 million in the three months ended July 31, 2009. Certain of our projects in the three months ended July 31, 2010 and 2009 were under cost sharing contracts. Under cost sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion based on the amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. During the three months ended July 31, 2010, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement, and there was no corresponding reduction in cost of revenues. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.
Product development costs
     Product development costs increased by $2.6 million, or 196%, to $4.0 million in the three months ended July 31, 2010 as compared to $1.4 million in the three months ended July 31, 2009. Product development costs were primarily attributable to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. It is our intent to fund the majority of our research and development expenses over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may continue to increase.
Selling, general and administrative costs
     Selling, general and administrative costs decreased $0.2 million, or 6%, to $2.0 million for the three months ended July 31, 2010, as compared to $2.2 million for the three months ended July 31, 2009. The decrease was primarily attributable to a decrease in legal, accounting and travel expenses partially offset by increased marketing and business development expenses.
Interest income
     Interest income decreased by $0.1 million, or 17%, to $0.2 million for the three months ended July 31, 2010, compared to $0.3 million for the three months ended July 31, 2009, due to a decrease in cash, cash equivalents and marketable securities. The average yield was approximately 1.49% during the three months ended July 31, 2010 and 1.39% during the three months ended July 31, 2009.
Other income
     We recognized no other income for the three months ended July 31, 2010, compared to $0.5 million for the three months ended July 31, 2009. During the three months ended July 31, 2009, we settled a claim which we had against a supplier of engineering services, which resulted in a settlement in our favor.
Foreign exchange (loss) gain
     Foreign exchange loss was $0.2 million for the three months ended July 31, 2010, compared to a foreign exchange gain of $0.4 million for the three months ended July 31, 2009. The difference was primarily attributable to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Liquidity and Capital Resources
     Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2010, our revenues were $13.9 million, our net losses were $52.1 million and our net cash used in operating activities was $46.1 million.

	Three Months Ended July 31,
	2010	2009
Net loss	$(6,270,072)	$(2,047,420)

Adjustments for noncash operating items	772,510	79,500

Net cash operating loss	(5,497,562)	(1,967,920)

Net change in operating assets and liabilities	(563,624)	(484,010)

Net cash used in operating activities	$(6,061,186)	$(2,451,930)

Net cash provided by (used in) investing activities	$5,610,581	$(5,261,314)

Net cash provided by (used in) financing activities	$243,992	$(93,398)

Effect of exchange rates on cash and cash equivalents	$(104,384)	$875,568

Net cash used in operating activities
     Net cash used in operating activities was $6.1 million and $2.5 million for the three months ended July 31, 2010 and 2009, respectively. The change was the result of an increase in net loss of $4.2 million, an increase in non-cash charges of $0.7 million and an increase in cash used in operating assets and liabilities of $0.1 million.
     The change in non-cash charges was primarily due to a change in foreign exchange gains (losses) of $0.6 million due to the relative change in the value of the British pound sterling against the US dollar.
Net cash provided by (used in) investing activities
     Net cash provided by investing activities was $5.6 million for the three months ended July 31, 2010 and net cash used in investing activities was $5.3 million for the three months ended July 31, 2009. The change was primarily the result of a net decrease in purchases of securities during the three months ended July 31, 2010.
Net cash provided by (used in) financing activities
     Net cash provided by financing activities was $0.2 million in the three months ended July 31, 2010 and net cash used in financing activities was $0.1 million in the three months ended July 31, 2009. During the three months ended July 31, 2010, we received a $0.25 million loan under the New Jersey Board of Public Utilities Renewable Energy Business Venture Assistance Program.
Effect of exchange rates on cash and cash equivalents
     The effect of exchange rates on cash and cash equivalents was a loss of $0.1 million in the three months ended July 31, 2010 and a gain of $0.9 million in the three months ended July 31, 2009. The change was primarily the result of gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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
     We estimate that if the average yield on our cash, cash equivalents and marketable securities had decreased by 100 basis points, during the three months ended July 31, 2010, our interest income for the period would have decreased by approximately $0.2 million. This estimate assumes that the decrease occurred on the first day of the fiscal period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and marketable securities.
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
     We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $5.2 million as of July 31, 2010 compared to our total cash, cash equivalents, marketable securities and restricted cash account balances of $60.8 million as of July 31, 2010. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If foreign currency exchange rates had fluctuated by 10% as of July 31, 2010, the impact on our foreign exchange gains and losses would have been $0.5 million.
     In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2010 were recorded in Euros, British pounds sterling or Australian dollars.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of July 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2010. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 14, 2010.

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
     From the effective date of the registration statement through July 31, 2010, we used $4.4 million to construct demonstration PowerBuoys, $21.4 million to fund the continued development and commercialization of our PowerBuoy system, $4.4 million to expand our sales and marketing capabilities and $0.7 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in marketable securities, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.
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

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2010

By:	/s/ Brian M. Posner
Brian M. Posner
Chief Financial Officer (Principal Financial Officer)

Date: September 9, 2010

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