Form 10-Q
period 2010-10-31
Ocean Power Technologies, Inc.
filed 2010-12-10
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 30, 2010, the number of outstanding shares of common stock of the registrant was 10,418,111.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010
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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31, 2010	April 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,497,663	4,236,597
Marketable securities	13,802,594	32,536,001
Accounts receivable, net	456,590	1,474,600
Unbilled receivables	499,832	448,686
Other current assets	723,612	1,005,885

Total current assets	25,980,291	39,701,769
Property and equipment, net	599,787	710,563
Patents, net	1,076,690	1,036,881
Restricted cash	1,504,544	1,205,288
Marketable securities	31,877,543	28,865,046
Other noncurrent assets	754,441	1,458,646

Total assets	$61,793,296	72,978,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$980,713	1,843,378
Accrued expenses	4,177,678	4,092,113
Unearned revenues	1,205,101	1,101,541
Current portion of long-term debt	89,378	95,386

Total current liabilities	6,452,870	7,132,418
Long-term debt	500,000	250,000
Deferred credits	600,000	600,000
Other noncurrent liabilities	—	140,685

Total liabilities	7,552,870	8,123,103

Commitments and contingencies (note 9)
Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,419,183 and 10,390,563 shares, respectively	10,419	10,391
Treasury stock, at cost; 1,072 shares	(6,443)	(6,443)
Additional paid-in capital	156,518,657	155,726,672
Accumulated deficit	(102,178,883)	(90,413,098)
Accumulated other comprehensive loss	(134,639)	(503,322)

Total Ocean Power Technologies, Inc. stockholders’ equity	54,209,111	64,814,200

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	31,315	40,890

Total equity	54,240,426	64,855,090

Total liabilities and stockholders’ equity	$61,793,296	72,978,193

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Revenues	$1,864,407	581,875	3,238,814	1,892,812
Cost of revenues	1,776,980	528,148	3,365,226	1,552,375

Gross profit (loss)	87,427	53,727	(126,412)	340,437

Operating expenses:
Product development costs	3,679,470	3,425,348	7,705,256	4,786,748
Selling, general and administrative costs	2,146,845	2,191,233	4,175,755	4,357,504

Total operating expenses	5,826,315	5,616,581	11,881,011	9,144,252

Operating loss	(5,738,888)	(5,562,854)	(12,007,423)	(8,803,815)
Interest income, net	160,884	247,601	398,349	532,821
Other income	—	24,960	—	531,590
Foreign exchange gain (loss)	71,192	100,698	(167,810)	502,389

Net loss	(5,506,812)	(5,189,595)	(11,776,884)	(7,237,015)
Less: Net loss (income) attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	7,620	(2,176)	11,099	(53,233)

Net loss attributable to Ocean Power Technologies, Inc.	$(5,499,192)	(5,191,771)	(11,765,785)	(7,290,248)

Basic and diluted net loss per share	$(0.54)	(0.51)	(1.15)	(0.71)

Weighted average shares used to compute basic and diluted net loss per share	10,245,168	10,210,354	10,240,817	10,210,354

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(11,776,884)	(7,237,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	167,810	(502,389)
Depreciation and amortization	184,083	184,424
Loss on disposals of property, plant and equipment	923	—
Treasury note premium amortization	44,268	93,691
Compensation expense related to stock option grants and restricted stock	792,013	739,969
Deferred rent	—	(10,824)
Changes in operating assets and liabilities:
Accounts receivable	1,035,153	206,452
Unbilled receivables	(37,578)	213,990
Other current assets	291,575	150,207
Other noncurrent assets	730,413	(192,362)
Accounts payable	(859,251)	13,652
Accrued expenses	67,957	(767,723)
Unearned revenues	103,096	273,117
Other noncurrent liabilities	(141,101)	110,955

Net cash used in operating activities	(9,397,523)	(6,723,856)

Cash flows from investing activities:
Purchases of marketable securities	(6,775,252)	(35,407,938)
Maturities of marketable securities	22,504,766	35,863,482
Restricted cash	(250,000)	(250,000)
Purchases of equipment	(41,743)	(155,298)
Payments of patent costs	(113,538)	(61,054)

Net cash provided by (used in) investing activities	15,324,233	(10,808)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—
Repayment of debt	(6,008)	(93,398)

Net cash provided by (used in) financing activities	243,992	(93,398)

Effect of exchange rate changes on cash and cash equivalents	90,364	908,138

Net increase (decrease) in cash and cash equivalents	6,261,066	(5,919,924)
Cash and cash equivalents, beginning of period	4,236,597	12,267,830

Cash and cash equivalents, end of period	$10,497,663	6,347,906

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued expenses	$16,431	8,746
Capitalized purchases of equipment financed through accounts payable and accrued expenses	5,715	13,239
See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and
Comprehensive Loss
(Unaudited)

							Accumulated
					Additional		Other	Total Ocean Power
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Technologies, Inc,	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stockholders Equity	Interest	Total Equity

Balance, April 30, 2009	10,210,354	$10,210	—	$—	154,568,931	(71,242,791)	(553,323)	82,783,027	—	82,783,027
Net loss	—	—	—	—	—	(7,290,248)	—	(7,290,248)	53,233	(7,237,015)
Foreign currency translation adjustment	—	—	—	—	—	—	778,372	778,372	—	778,372

Total comprehensive loss								(6,511,876)	53,233	(6,458,643)

Compensation related to stock option grants and restricted stock issued to employees	—	—	—	—	694,967	—	—	694,967	—	694,967

Compensation related to stock option grants and restricted stock issued to non-employees	—	—	—	—	5,002	—	—	5,002	—	5,002

Balance, October 31, 2009	10,210,354	$10,210	—	$—	155,268,900	(78,533,039)	225,049	76,971,120	53,233	77,024,353

Balance, April 30, 2010	10,390,563	$10,391	(1,072)	$(6,443)	155,726,672	(90,413,098)	(503,322)	64,814,200	40,890	64,855,090
Net loss	—	—	—	—	—	(11,765,785)	—	(11,765,785)	(11,099)	(11,776,884)
Foreign currency translation adjustment	—	—	—	—	—	—	368,683	368,683	1,524	370,207

Total comprehensive loss								(11,397,102)	(9,575)	(11,406,677)

Compensation related to stock option grants and restricted stock issued to employees	—	—	—	—	729,370	—	—	729,370	—	729,370

Compensation related to stock option grants and restricted stock issued to non-employees	—	—	—	—	62,643	—	—	62,643	—	62,643

Issuance of vested and unvested restricted stock to employees, net	21,000	21	—	—	(21)	—	—	—	—	—

Issuance of vested and unvested restricted stock to non-employees, net	7,620	7	—	—	(7)	—	—	—	—	—

Balance, October 31, 2010	10,419,183	$10,419	(1,072)	$(6,443)	156,518,657	(102,178,883)	(134,639)	54,209,111	31,315	54,240,426

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
Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company’s Consolidated Balance Sheets and Statements of Operations, which adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. As of October 31, 2010, there was one noncontrolling interest, consisting of 11.8% of the Company’s Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd.
In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of October 31, 2010, there were no such entities.
The Company has a 10% investment in Iberdrola Energias Renovables, S.A. (Iberdrola Energias). Revenues from Iberdrola Energias for the six months ended October 31, 2010 and 2009 were $(237,000) and $139,000, respectively. Additionally, accounts receivable from Iberdrola Energias aggregated $321,000 and $556,000 as of October 31, 2010 and April 30, 2010, respectively. See Note 2 (a) and Note 9.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(2) Summary of Significant Accounting Policies
(a) Revenue Recognition
The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. Accruals related to losses on contracts in the amount of approximately $785,000 are included in accrued expenses in the accompanying consolidated balance sheets as of October 31, 2010 and April 30, 2010. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 9), as well as modifications in contract loss estimates, may require changes in accruals established for anticipated contract losses. During the six months ended October 31, 2010, the Company reduced revenue by approximately $237,000 due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.
(b) Cash and Cash Equivalents
Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following: $3,530,000 and $1,590,000 of certificates of deposit with an initial term of less than three months at October 31, 2010 and April 30, 2010, respectively; $1,999,000 and zero of US Treasury obligations with an initial term of less than three months at October 31, 2010 and April 30, 2010, respectively; and $1,657,000 and $192,000 invested in a money market fund as of October 31, 2010 and April 30, 2010, respectively.
(c) Restricted Cash and Credit Facility
The Company had $1,504,544 and $1,205,288 of restricted cash as of October 31, 2010 and April 30, 2010, respectively. The cash is restricted under the terms of two security agreements.
One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of October 31, 2010, approximately €720,000 is included in restricted cash.
The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company has assigned certificates of deposit in the amount of $500,000 to the NJBPU, which are outstanding as of October 31, 2010. See Note 6.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(d) Other Income
Other income consists of transactions that the Company considers to be outside the normal scope of its operations and operating activities. The Company recognized other income of $24,960 and $531,590 during the three and six months ended October 31, 2009, primarily in connection with the settlement of a claim that it had against a supplier that provided engineering services to the Company.
(e) Foreign Exchange Gains and Losses
The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $6,861,716 and $4,131,000 as of October 31, 2010 and April 30, 2010, respectively. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations. Foreign exchange gain (loss) was $71,192 and $100,698 for the three months ended October 31, 2010 and 2009, respectively, and $(167,810) and $502,389 for the six months ended October 31, 2010 and 2009, respectively.
(f) Long-Lived Assets
Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the six months ended October 31, 2010.
(g) Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, bank certificates of deposit and trade receivables. The Company invests its excess cash in highly liquid investments (principally, short-term bank deposits, Treasury bills, Treasury notes and a money market fund) and does not believe that it is exposed to any significant risks.
The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
Customer	2010	2009 (1)	2010	2009

US Navy	50%	66%	62%	84%
US Department of Energy	31%	(12)%	28%	(2)%
South West of England Regional Development Authority	15%	—	9%	—
Scottish Government	—	35%	—	—
Leighton	—	13%	—	4%

	96%	102%	99%	86%

(1)	Total equals 102% due to a negative revenue adjustment made to another customer.
The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company’s financial position or results of operations. The Company does not require collateral from its customers.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(h) Net Loss per Common Share
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
In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,747,751 and 1,889,292 for the three and six months ended October 31, 2010 and 2009, respectively, were excluded from the computations as the effect would be anti-dilutive due to the Company’s losses.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(3) Marketable Securities
Marketable securities with initial maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets and are summarized as follows:

	October 31,	April 30,
	2010	2010
Certificates of deposit denominated in AUD	$805,527	519,232
US Treasury obligations	12,997,067	32,016,769

	$13,802,594	32,536,001

The Company’s marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. These marketable securities all mature in less than three years, are all classified as held-to-maturity, are carried at amortized cost and are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
October 31, 2010

US Treasury obligations	$28,070,735	358,920	—	28,429,655
Certificate of deposit	3,806,808	—	—	3,806,808

	$31,877,543	358,920	—	32,236,463

April 30, 2010

US Treasury obligations	$25,058,238	158,672	—	25,216,910
Certificate of deposit	3,806,808	—	—	3,806,808

	$28,865,046	158,672	—	29,023,718

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(4) Balance Sheet Detail

	October 31, 2010	April 30, 2010

Property and Equipment
Property and Equipment	$1,831,286	1,767,078
Accumulated depreciation and amortization	(1,231,499)	(1,056,515)

	$599,787	710,563

Patents
Patents	$1,385,793	1,322,335
Accumulated amortization	(309,103)	(285,454)

	$1,076,690	1,036,881

Accrued Expenses
Project costs	$1,326,609	1,072,635
Contract loss reserves	785,000	785,000
Employee incentive payments	751,681	682,400
Other	165,912	308,514
Employee-related costs	412,552	491,621
Payroll tax withholdings	317,398	374,208
Investment in joint venture	185,645	176,121
Legal and accounting fees	169,169	154,567
Value-added tax	63,712	47,047

	$4,177,678	4,092,113

(5) Related Party Transactions
In August 1999, the Company entered into a consulting agreement with an individual for marketing services. Currently, this agreement is at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $21,000 and $16,000 during the three months ended October 31, 2010 and 2009, respectively, and $42,000 and $30,000 during the six months ended October 31, 2010 and 2009, respectively. In addition, this individual is also the chief executive officer of a company that provided engineering and technical services to the Company. The Company incurred expenses of approximately $124,000 and $42,000 for such services during the six months ended October 31, 2010 and 2009, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(6) Debt
During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement. Based upon the terms of the award, the Company has repaid approximately $161,000. As of October 31, 2010, the remaining amount due of $89,000 was included in current portion of long-term debt on the accompanying consolidated balance sheet.
The Company was awarded a recoverable grant totaling $500,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in May 2012. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company received $250,000, representing the first half of the grant, during the year ended April 30, 2010, and the remaining $250,000 was received in June 2010. See Note 2(c).
(7) Deferred Credits
During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of October 31, 2010 and April 30, 2010. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).
(8) Share-Based Compensation
Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense related to all share-based transactions recorded in the consolidated statements of operations was approximately $792,000 and $740,000 for the six months ended October 31, 2010 and 2009, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(a) Stock Options
Valuation Assumptions for Options Granted During the Six Months Ended October 31, 2010 and 2009
The fair value of each stock option granted during the six months ended October 31, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Six Months Ended October 31,
	2010	2009
Risk-free interest rate	2.3%	3.0%
Expected dividend yield	0.0%	0.0%
Expected life	6.4 years	6.4 years
Expected volatility	93.8%	80.6%
The above assumptions were used to determine the weighted average per share fair value of $5.36 and $4.28 for stock options granted during the six months ended October 31, 2010 and 2009, respectively.
A summary of stock options under the plans is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Underlying	Exercise	Contractual
	Options	Price	Term
			(In Years)
Outstanding April 30, 2010	1,375,453	11.87
Forfeited	(82,027)	12.26
Exercised	—	—
Granted	283,705	5.36

Outstanding October 31, 2010	1,577,131	10.68	5.7

Exercisable October 31, 2010	961,935	13.03	3.6

The total intrinsic value of outstanding and exercisable options as of October 31, 2010 was $445,000. As of October 31, 2010, approximately 615,000 additional options are expected to vest, which have $398,000 intrinsic value and a weighted average remaining contractual term of 8.9 years. There was approximately $533,000 of total recognized compensation cost for the six months ended October 31, 2010 related to stock options. As of October 31, 2010, there was approximately $2,477,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.4 years. The Company normally issues new shares to satisfy option exercises under these plans.
(b) Restricted Stock
Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2010, there were 26,000 shares of non-vested restricted stock granted to employees with service and/or performance-based vesting requirements.

A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share

Issued and unvested at April 30, 2010	153,000	$6.39
Granted	26,000	4.34
Forfeited	(5,000)	6.4
Vested	(11,000)	6.24

Issued and unvested at October 31, 2010	163,000	6.24

There was approximately $197,000 of total recognized compensation cost for the six months ended October 31, 2010 related to restricted stock. As of October 31, 2010, there was approximately $745,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.2 years.
(c) Common Stock
During the six months ended October 31, 2010, the Company awarded 7,620 shares of common stock to non-employee directors pursuant to annual retainer arrangements. The aggregate share-based compensation expense recorded in the consolidated statement of operations for the six months ended October 31, 2010 related to the shares was approximately $40,000, which represents the fair value on the date of grant.
(9) Commitments and Contingencies
Litigation
The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.
Spain Construction Agreement
The Company is currently engaged with Iberdrola Energias in discussions regarding modifications to its agreement for the first phase of the construction of a wave power project off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of October 31, 2010, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(10) Income Taxes
The Company did not recognize any consolidated income tax benefit (expense) for the three and six month periods ended October 31, 2010 and 2009. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.
During the six months ended October 31, 2010, the Company had no material changes in uncertain tax positions.
(11) Operating Segments and Geographic Information
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
Geographic information is as follows:

	North America	Europe	Australia	Total
Three months ended October 31, 2010
Revenues from external customers	$1,577,993	277,380	9,034	1,864,407
Operating loss	(5,322,111)	(341,705)	(75,072)	(5,738,888)

Three months ended October 31, 2009
Revenues from external customers	280,903	224,740	76,232	581,875
Operating loss	(5,395,872)	(155,489)	(11,493)	(5,562,854)

Six months ended October 31, 2010
Revenues from external customers	3,030,128	199,652	9,034	3,238,814
Operating loss	(11,054,330)	(840,377)	(112,716)	(12,007,423)

Six months ended October 31, 2009
Revenues from external customers	1,517,228	299,352	76,232	1,892,812
Operating loss	(8,249,457)	(461,745)	(92,613)	(8,803,815)

October 31, 2010
Long-lived assets	378,690	221,097	—	599,787
Total assets	54,519,158	6,393,198	880,940	61,793,296

April 30, 2010
Long-lived assets	448,022	262,541	—	710,563
Total assets	$67,424,387	4,684,104	869,702	72,978,193

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a still on-going project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation, or Lockheed Martin, in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system.
As of October 31, 2010, our backlog was $7.5 million, an increase of $1.0 million from July 31, 2010.
For the three months ended October 31, 2010, we generated revenues of $1.9 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $5.5 million, compared to revenues of $0.6 million and a net loss attributable to Ocean Power Technologies, Inc. of $5.2 million for the three months ended October 31, 2009. For the six months ended October 31, 2010, we generated revenues of $3.2 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $11.8 million, compared to revenues of $1.9 million and a net loss attributable to Ocean Power Technologies, Inc. of $7.3 million for the six months ended October 31, 2009. As of October 31, 2010, our accumulated deficit was $102.2 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that, over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and may, over time, represent the majority of our revenues.
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

Further, it is expected that the US federal and state governments will continue to increase their investments in the renewable energy sector under various economic stimulus measures. The American Recovery and Reinvestment Act of 2009 provides significant grants, tax incentives and policy initiatives to stimulate investment and innovation in the “cleantech” sector. The US Department of Energy (DOE) has also accepted proposals to be funded under government programs to further investment in marine energy technologies. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the uncertainties surrounding the scope and size of these government programs, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.
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
The US Navy has been our largest customer since fiscal 2002. The US Navy accounted for approximately 50% and 62% of our revenues for the three and six months ended October 31, 2010, respectively, and approximately 66% and 84% of our revenues for the three and six months ended October 31, 2009, respectively. We anticipate that, if our commercialization efforts are successful, the relative contribution of the US Navy to our revenue may decline in the future.
The following table provides information regarding the breakdown of our revenues by customer for the six months ended October 31, 2010 and 2009:

	Three months ended October 31,		Six months ended October 31,
	($ millions)		($ millions)
Customer	2010	2009	2010	2009

US Navy	$0.9	$0.4	$2.0	$1.6
US Department of Energy	0.6	—	0.9	—
South West of England Regional Development Authority	0.3	—	0.3	—
Iberdrola	—	—	(0.2)	0.1
Scottish Government	—	0.2	0.2	0.2
Other	0.1	—	—	—

	$1.9	$0.6	$3.2	$1.9

During the six months ended October 31, 2010, the Company reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the six months ended October 31, 2010 and 2009:

	Six months ended October 31,
Customer Location	2010	2009

United States	94%	80%
Europe	6%	16%
Australia	0%	4%

	100%	100%

Cost of revenues
Our cost of revenues consists primarily of incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy system delivery and deployment expenses and anticipated losses at completion on certain contracts.
We operated at a gross profit of $0.1 million and a gross loss of $0.1 million for the three and six months ended October 31, 2010, respectively, and a gross profit of $0.1 million and $0.3 million for the three and six months ended October 31, 2009, respectively. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.
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
Interest income
Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $57.7 million as of October 31, 2010, compared to $76.7 million as of October 31, 2009. Interest income in the six months ended October 31, 2010 decreased compared to the six months ended October 31, 2009 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.
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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $6.9 million as of October 31, 2010 and $7.9 million as of October 31, 2009, compared to our total cash, cash equivalents, restricted cash, and marketable security balances of $57.7 million as of October 31, 2010 and $76.7 million as of October 31, 2009. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.
In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and six months ended October 31, 2010 and 2009 were recorded in Euros, British pounds sterling or Australian dollars.
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

Results of Operations
Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009
The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	October 31, 2010		October 31, 2009		% Change
		As a % of		As a % of	2010 Period to
	Amount	Revenues (1)	Amount	Revenues (1)	2009 Period
Revenues	$1,864,407	100%	$581,875	100%	220%
Cost of revenues	1,776,980	95	528,148	91	236

Gross profit	87,427	5	53,727	9	63

Operating expenses:
Product development costs	3,679,470	197	3,425,348	589	7
Selling, general and administrative costs	2,146,845	115	2,191,233	377	(2)

Total operating expenses	5,826,315	313	5,616,581	965	4

Operating loss	(5,738,888)	(308)	(5,562,854)	(956)	3
Interest income, net	160,884	9	247,601	43	(35)
Other income	—	—	24,960	4	—
Foreign exchange gain	71,192	4	100,698	17	(29)

Net loss	(5,506,812)	(295)	(5,189,595)	(892)	(6)
Less: Net income (loss) attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	7,620	—	(2,176)	—	450

Net loss attributable to Ocean Power Technologies, Inc.	$(5,499,192)	(295)%	$(5,191,771)	(892)%	(6)%

(1)	Certain subtotals may not add due to rounding.
Revenues
Revenues increased by $1.3 million in the three months ended October 31, 2010, or 220%, to $1.9 million, as compared to $0.6 million in the three months ended October 31, 2009. The change in revenues was attributable to the following factors:
•
Revenues relating to our autonomous PowerBuoy system increased by $0.8 million as a result of an increase in billable work on our project to provide our PowerBuoy technology to the US Navy’s Littoral Expeditionary Autonomous PowerBuoy, or LEAP, program.

•
Revenues relating to our utility PowerBuoy system increased by $0.5 million due primarily to an increase in billable work on our PB500 next generation PowerBuoy development project and our project off the coast of Reedsport, Oregon. This was partially offset by a decrease in revenue related to our Hawaii project for the US Navy and our 150kW PowerBuoy project in Scotland, as these projects neared completion.

Cost of revenues
Cost of revenues increased by $1.3 million, or 236%, to $1.8 million in the three months ended October 31, 2010, as compared to $0.5 million in the three months ended October 31, 2009. This increase in the cost of revenue reflected the increased activity related to the LEAP program, the 150kW PowerBuoy project off the coast of Reedsport, Oregon, and our PB500 next generation PowerBuoy development project. This was partially offset by a lower level of activity on our Hawaii project for the US Navy and our 150kW PowerBuoy project in Scotland.

We operated at a gross profit of $0.1 million in each of the three month periods ended October 31, 2010 and 2009. Certain of our projects in the three months ended October 31, 2010 and 2009 were under cost sharing contracts. Under cost sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion based on the amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. During the three months ended October 31, 2009, there was a reduction in cost of revenues resulting from the reversal of $0.3 million in the provision for loss reserves related to our project off the coast of Spain, as the reserve was no longer considered necessary as of October 31, 2009. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.
Product development costs
Product development costs increased by $0.3 million, or 7%, to $3.7 million in the three months ended October 31, 2010, as compared to $3.4 million in the three months ended October 31, 2009. Product development costs were primarily attributable to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. It is our intent to fund the majority of our research and development expenses over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may continue to increase.
Selling, general and administrative costs
Selling, general and administrative costs decreased less than $0.1 million, or 2%, to $2.1 million for the three months ended October 31, 2010, as compared to $2.2 million for the three months ended October 31, 2009. The decrease was primarily attributable to a decrease in payroll and benefits, partially offset by increased marketing and business development expenses.
Interest income
Interest income decreased approximately $0.1 million, or 35%, to $0.2 million for the three months ended October 31, 2010, due to a decrease in cash, cash equivalents and marketable securities and average yield. The average yield was approximately 1.09% during the three months ended October 31, 2010 and 1.26% during the three months ended October 31, 2009.
Foreign exchange gain
Foreign exchange gain was $0.1 million in each of the three month periods ended October 31, 2010 and 2009. The gains were primarily attributable to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Six Months Ended October 31, 2010 Compared to six Months Ended October 31, 2009
The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2010 and 2009:

	Six Months Ended		Six Months Ended
	October 31, 2010		October 31, 2009		% Change
		As a % of		As a % of	2010 Period to
	Amount	Revenues (1)	Amount	Revenues (1)	2009 Period
Revenues	$3,238,814	100%	$1,892,812	100%	71%
Cost of revenues	3,365,226	104	1,552,375	82	117

Gross (loss) profit	(126,412)	(4)	340,437	18	(137)

Operating expenses:
Product development costs	7,705,256	238	4,786,748	253	61
Selling, general and administrative costs	4,175,755	129	4,357,504	230	(4)

Total operating expenses	11,881,011	367	9,144,252	483	30

Operating loss	(12,007,423)	(371)	(8,803,815)	(465)	36
Interest income, net	398,349	12	532,821	28	(25)
Other income	—	—	531,590	28	—
Foreign exchange (loss) gain	(167,810)	(5)	502,389	27	(133)

Net loss	(11,776,884)	(364)	(7,237,015)	(382)	(63)
Less: Net income (loss) attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	11,099	—	(53,233)	(3)	121

Net loss attributable to Ocean Power Technologies, Inc.	$(11,765,785)	(363)%	$(7,290,248)	(385)%	(61)%

(1)	Certain subtotals may not add due to rounding.
Revenues
Revenues increased by $1.3 million in the six months ended October 31, 2010, or 71%, to $3.2 million, as compared to $1.9 million in the six months ended October 31, 2009. The change in revenues was attributable to the following factors:
•	Revenues relating to our autonomous PowerBuoy system increased by $1.2 million as a result of an increase in billable work on our project to provide our PowerBuoy technology to the LEAP program. This was partially offset by a decrease in billable work on the US Navy’s Deep Water Active Detection System.

•	Revenues relating to our utility PowerBuoy system increased by $0.1 million due primarily to an increase in billable work on our PB500 next generation PowerBuoy development project and our 150kW PowerBuoy project off the coast of Reedsport, Oregon. This was partially offset by a decrease in revenue related to our Hawaii project for the US Navy and our wave power project off the coast of Spain, as these projects neared completion. Also, during the six months ended October 31, 2010, there was a reduction in revenue of approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.
Cost of revenues
Cost of revenues increased by $1.8 million, or 117%, to $3.4 million in the six months ended October 31, 2010, as compared to $1.6 million in the six months ended October 31, 2009. This increase in the cost of revenue reflected the increased activity related to the LEAP program, the 150kW PowerBuoy project off the coast of Reedsport, Oregon, and our PB500 next generation PowerBuoy development project. This was partially offset by a lower level of activity on our Hawaii project for the US Navy and our wave power project off the coast of Spain.

We operated at a gross loss of $0.1 million in the six months ended October 31, 2010 and a gross profit of $0.3 million in the six months ended October 31, 2009. Certain of our projects in the six months ended October 31, 2010 and 2009 were under cost sharing contracts. Under cost sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion based on the amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. During the six months ended October 31, 2010, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement, and there was no corresponding reduction in cost of revenues. During the six months ended October 31, 2009, there was a reduction in cost of revenues resulting from the reversal of $0.4 million in the provision for loss reserves related to our project off the coast of Spain as the reserve was no longer considered necessary as of October 31, 2009. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.
Product development costs
Product development costs increased by $2.9 million, or 61%, to $7.7 million in the six months ended October 31, 2010, as compared to $4.8 million in the six months ended October 31, 2009. Product development costs were primarily attributable to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. It is our intent to fund the majority of our research and development expenses over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may continue to increase.
Selling, general and administrative costs
Selling, general and administrative costs decreased $0.2 million, or 4%, to $4.2 million for the six months ended October 31, 2010, as compared to $4.4 million for the six months ended October 31, 2009. The decrease was primarily attributable to a decrease in payroll and benefits, legal, accounting and travel expenses partially offset by increased marketing and business development expenses.
Interest income
Interest income decreased approximately $0.1 million, or 25%, to $0.4 million for the six months ended October 31, 2010, compared to $0.5 million for the six months ended October 31, 2009, primarily due to a decrease in cash, cash equivalents and marketable securities. The average yield was approximately 1.28% during the six months ended October 31, 2010 and 1.34% during the six months ended October 31, 2009.
Other income
We recognized no other income for the six months ended October 31, 2010, compared to $0.5 million for the six months ended October 31, 2009. During the six months ended October 31, 2009, we settled a claim which we had against a supplier of engineering services, which resulted in a settlement in our favor.
Foreign exchange (loss) gain
Foreign exchange loss was $0.2 million for the six months ended October 31, 2010, compared to a foreign exchange gain of $0.5 million for the six months ended October 31, 2009. The difference was primarily attributable to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Liquidity and Capital Resources
Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2010, our revenues were $13.9 million, our net losses were $52.1 million and our net cash used in operating activities was $46.1 million.

	Six Months Ended October 31,
	2010	2009
Net loss	$(11,776,884)	$(7,237,015)

Adjustments for noncash operating items	1,189,098	504,871

Net cash operating loss	(10,587,786)	(6,732,144)

Net change in operating assets and liabilities	1,190,263	8,288

Net cash used in operating activities	$(9,397,523)	$(6,723,856)

Net cash provided by (used in) investing activities	$15,324,233	$(10,808)

Net cash provided by (used in) by financing activities	$243,992	$(93,398)

Effect of exchange rates on cash and cash equivalents	$90,364	$908,138

Net cash used in operating activities
Net cash used in operating activities was $9.4 million and $6.7 million for the six months ended October 31, 2010 and 2009, respectively. The change was the result of an increase in net loss of $4.5 million, offset by increases in non-cash charges of $0.7 million and in cash provided by operating assets and liabilities of $1.2 million.
The change in non-cash charges was primarily due to a change in foreign exchange gains (losses) of $0.7 million due to the relative change in the value of the British pound sterling against the US dollar.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $15.3 million for the six months ended October 31, 2010 and net cash used in investing activities was $11,000 for the six months ended October 31, 2009. The change was primarily the result of a net decrease in purchases of securities during the six months ended October 31, 2010.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $0.2 million in the six months ended October 31, 2010 and net cash used in financing activities was $0.1 million in the six months ended October 31, 2009. During the six months ended October 31, 2010, we received a $0.25 million loan under the New Jersey Board of Public Utilities Renewable Energy Business Venture Assistance Program.
Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on cash and cash equivalents was a gain of $0.1 million in the six months ended October 31, 2010 and a gain of $0.9 million in the six months ended October 31, 2009. The change was primarily the result of gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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
We estimate that if the average yield on our cash, cash equivalents and marketable securities had decreased by 100 basis points, during the six months ended October 31, 2010, our interest income for the period would have decreased by approximately $0.3 million. This estimate assumes that the decrease occurred on the first day of the fiscal period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and marketable securities.
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
We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $6.9 million as of October 31, 2010 compared to our total cash, cash equivalents, marketable securities and restricted cash account balances of $57.7 million as of October 31, 2010. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If foreign currency exchange rates had fluctuated by 10% as of October 31, 2010, the impact on our foreign exchange gains and losses would have been $0.7 million.
In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the six months ended October 31, 2010 were recorded in Euros, British pounds sterling or Australian dollars.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of October 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
From the effective date of the registration statement through October 31, 2010, we used $6.2 million to construct demonstration PowerBuoys, $23.1 million to fund the continued development and commercialization of our PowerBuoy system, $4.7 million to expand our sales and marketing capabilities and $0.7 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in marketable securities, in accordance with our investment policy. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning ten percent or more of our common stock or to any affiliate of ours. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.

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
Date: December 10, 2010

By:	/s/ Brian M. Posner Brian M. Posner
Chief Financial Officer
(Principal Financial Officer)
Date: December 10, 2010

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