Form 10-K
period 2011-04-30
Ocean Power Technologies, Inc.
filed 2011-07-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $63.5 million based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market.

The number of shares outstanding of the registrant’s common stock as of June 30, 2011 was 10,402,722.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of the Form 10-K into Which Incorporated

Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders	III

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

Overview

We develop and are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The energy in ocean waves is predictable, and electricity from wave energy can be produced on a consistent basis at numerous sites located near major population centers worldwide. Wave energy is an emerging segment of the renewable energy market. Based on our proprietary technology, considerable ocean experience, existing products and expanding commercial relationships, we believe we are a leading wave energy company. Our latest PB150 PowerBuoy has been certified by the Lloyd’s Register Group, Intertek has certified our grid connection system, and an independent environmental assessment of the PB40 PowerBuoy in Hawaii has resulted in the highest rating.

We currently offer two products as part of our line of PowerBuoy® systems: a utility PowerBuoy system and an autonomous PowerBuoy system. Our PowerBuoy system is based on modular, ocean-going buoys, which we have been ocean testing for nearly fifteen years. The rising and falling of the waves moves the buoy-like structure creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology using proven equipment and processes in novel applications and have deployed and maintained our systems in the ocean. The PowerBuoy technology has the unique, patented capability to electronically “tune” itself automatically as wave characteristics change. This enables the PowerBuoy to optimize its efficiency and resulting power output in dynamic ocean wave conditions. Our two PowerBuoy products are designed for the following applications:

•	Our utility PowerBuoy system is capable of supplying electricity to a local or regional electric power grid. Our wave power stations will be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems, plus the remaining components required to deliver electricity to a power grid. We intend to sell our utility PowerBuoy system to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. In July 2007, our PowerBuoy interface with the electrical utility power grid was certified as compliant with international standards. Intertek, an independent laboratory, provided testing and evaluation services to certify that our grid connection systems comply with designated national and international standards. The PowerBuoy grid interface bears the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid. In September 2010, working in conjunction with the US Navy and Hawaii Electric Company, our 40 kilowatt (kW)-rated PowerBuoy, located at Marine Corps Base Hawaii, became the first-ever grid connected wave energy device in the United States. In January 2011, our utility scale PB150 structure and mooring system achieved independent certification from Lloyd’s Register. This certification confirms that the PB150 design complies with certain international standards promulgated for floating offshore installations. The Lloyd’s Register process included detailed design analysis and appraisals, addressing the PB150’s structure, hydrodynamics, mooring and anchoring.

•	Our autonomous PowerBuoy system is designed to generate power for use independent of the power grid in remote locations. We believe there are a variety of potential applications for this system, including homeland security, off-shore oil and gas platforms, aquaculture and ocean -based communication and data gathering such as for tsunami warnings.

Our product development and engineering efforts currently are focused on increasing the reliability and peak-rated output of our utility PowerBuoy system to 150kW, and, to a lesser extent increasing the peak rated output of the system to 500kW. In addition, we are researching and developing new products, product applications and complementary technologies. We believe that by increasing the maximum rated output of our utility PowerBuoy system, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kilowatt hour of the energy generated.

We expect to market our undersea substation pod (“USP”) and undersea power connection infrastructure services to other companies in the marine energy sector. We completed the successful in-ocean trials of our USP in

2009. The USP, based on our proprietary design, has been developed to facilitate the collection, networking and transforming of power and data generated by multiple offshore energy devices. The USP has been built as an open platform, and can provide connectivity for the PowerBuoy as well as offshore energy systems developed by other companies. The required switching and protection circuits for the individual PowerBuoys are also included in the USP.

In addition, we are focusing on expanding our key commercial opportunities for both the utility and the autonomous PowerBuoy systems. We currently have commercial relationships with the following:

•	The United States Navy:

•	To develop and build wave power systems at the US Marine Corps base in Hawaii.

•	To provide our PowerBuoy wave conversion system to the Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) Program.

•	To provide PowerBuoy technology to a unique program for ocean data gathering. Under this program, we have built an autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System.

•	Pacific Northwest Generating Cooperative (PNGC Power) and the US Department of Energy, both of which are providing funding toward the construction, ocean installation, and ocean trials of a 150kW PowerBuoy near Reedsport, Oregon.

•	The Scottish Government, to develop a 150kW PowerBuoy ,which was deployed off the coast of Invergordon, Scotland in April 2011.

•	Iberdrola S.A., or Iberdrola, which is a large electric utility company located in Spain and one of the largest renewable energy producers in the world, Total S.A. (Total), which is one of the world’s largest oil and gas companies, and two Spanish governmental agencies, for the first phase of the construction of a wave power station off the coast of Santoña, Spain.

•	The US Department of Energy (DOE) and the UK Government’s Technology Strategy Board (TSB) to help fund the scale-up of the power output per PowerBuoy from the current level of 150kW to 500kW.

•	Mitsui Engineering and Shipbuilding, with which we are working to develop a wave power project in Japan.

•	Leighton Contractors, a major Australian construction and infrastructure company, for the development of a wave power station in Victoria, Australia.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware. Our principal executive offices are located at 1590 Reed Road, Pennington, New Jersey 08534, and our telephone number is (609) 730-0400. Our website address is www.oceanpowertechnologies.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with the Securities and Exchange Commission, or SEC. The information on our website is not a part of this Annual Report. Our common stock was listed on the AIM market of the London Stock Exchange plc in October 2003. We voluntarily delisted our common shares from the AIM market effective January 14, 2011. Our common stock has been listed on the NASDAQ Global Market since April 24, 2007, the date on which we commenced our initial public offering in the United States.

Our Market

Global demand for electric power is expected to increase from 18.8 trillion kilowatt hours in 2007 to 35.2 trillion kilowatt hours by 2035, according to the Energy Information Administration’s Annual Energy Outlook 2010 (AEO 2010). To meet this demand, the International Energy Agency, or the IEA, estimates that investments in new generating capacity will be $6.8 trillion in the period from 2007 to 2030, of which new renewable energy generation equipment is expected to account for approximately half of the total projected investment in electricity generation.

According to the AEO 2010, fossil fuels such as coal, oil and natural gas generated over 67% of the world’s electricity in 2007. However, a variety of factors are contributing to the increasing development of renewable energy systems that capture energy from replenishable natural resources, including ocean waves, tides, flowing water, wind and sunlight, and convert it into electricity.

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

As a result of these and other factors, the AEO 2010 projects that grid-connected renewable generating capacity will continue to grow over the next 25 years.

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

There are a variety of benefits to using wave energy for electricity generation.

•	Scalability within a small site area. Due to the tremendous energy in ocean waves, wave power stations with high capacity — 50 megawatts (MW) and above — can be installed in a relatively small area. We estimate that, upon completion of the development of our 500kW PowerBuoy system, we would be able to construct a wave power station that would occupy less of the ocean surface than an offshore wind power station of equivalent capacity.

•	Predictability. The supply of electricity from wave energy can be forecasted several days in advance. The amount of energy a wave hundreds of miles away will have when it arrives at a wave power station days later can be calculated based on satellite images and meteorological data with a high degree of accuracy. Power producers can use this information to develop sourcing plans to meet their short-term electricity needs.

•	Constant source of energy. The annual flow of waves at specific sites can be relatively constant. Based on our studies and analysis of our target sites, we believe our wave power stations will be able to produce usable electricity for approximately 90% of all hours during a year.

•	Close to population centers. The proximity of large population areas to large bodies of water means that power transmission infrastructure is often already in place and may be utilized for wave energy generation projects.

There are currently several approaches, in different stages of development, for capturing wave energy and converting it into electricity. Methods for generating electricity from wave energy can be divided into two general categories: onshore systems and offshore systems. Our PowerBuoy system is an offshore system. Offshore systems are typically located one to five miles offshore and in water depths of between 100 and 200 feet. The system can be above, on or below the ocean surface. Many offshore systems utilize a floatation device to harness wave energy. The heaving or pitching of the floatation device due to the force of the waves creates mechanical energy, which is converted into electricity by various technologies. Onshore and nearshore systems are often located on a shore cliff or a breakwater, or a short distance at sea from the shore line, and typically must concentrate the wave energy first before using it to drive an electrical generator. Although maintenance costs of onshore systems may be less than those associated with offshore systems, there are a variety of disadvantages to these systems. As waves approach the shore, the energy in the waves decreases; onshore and nearshore wave power stations, therefore, do not take full advantage of the amount of energy that waves in deeper water produce. In addition, there are a limited number of suitable sites for onshore and nearshore systems and there are environmental and possible aesthetic issues with these wave power stations due to their size and location at or near the seashore.

Our Products

We offer two types of PowerBuoy systems: our utility PowerBuoy system, which is designed to supply electricity to a local or regional electric power grid, and our autonomous PowerBuoy system, which is designed to generate power for use independent of the power grid in remote locations. Both products use the same PowerBuoy technology.

Pictured below is our 150kW-rated PowerBuoy system installed during fiscal year 2011 and in operation off Invergordon, Scotland:

Our PowerBuoy system consists of a floating buoy-like device that is loosely moored to the seabed so that it can freely move up and down in response to the rising and falling of the waves, as well as a power take-off device, an electrical generator, a power electronics system and our control system, all of which are sealed in the unit.

The power take-off device converts the mechanical stroking created by the movement of the unit caused by ocean waves into rotational mechanical energy, which, in turn, drives the electrical generator. The power electronics system then conditions the output from the generator into grid-ready electricity. The operation of the PowerBuoy system is controlled by our customized control system.

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

Our 150kW PowerBuoy system has a maximum diameter of 36 feet near the surface, and is 135 feet long, with approximately 30 feet of the PowerBuoy system protruding above the surface of the ocean. At anticipated deployment distances, generally the system has minimal visability from the shore.

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

Status of Utility PowerBuoy System

Ocean trials of our first 150kW PowerBuoy commenced in April 2011. These ocean trials are being conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. Since deployment for preliminary tests, our 150kW rated PowerBuoy has produced power in excess of our expectations of performance. A second PB150 is now under construction and is expected to be ready for deployment off the coast of Reedsport, Oregon in late 2011, with deployment timing principally dependent on weather conditions. Our utility scale PB150 structure and mooring system achieved independent certification from Lloyd’s Register.

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

The following is a picture of the USP being lowered into the water for ocean trials:

In September 2010, working in conjunction with the US Navy, our 40kW-rated PowerBuoy located at Marine Corps Base Hawaii became the first-ever grid connected wave energy device in the United States.

We have also initiated product development efforts in connection with our 500kW PowerBuoy. Concept development of the PB500’s major subsystems is in progress, and wave tank testing of models has been completed.

Autonomous PowerBuoy System

The autonomous PowerBuoy system is based on similar technology to the utility PowerBuoy system, but is designed for electricity generation of relatively low amounts of power for use independent of the power grid, in remote deep-ocean locations. The autonomous PowerBuoy range of products has rated output from 300 Watts to 40kW, depending on the application. In addition, the PB150 may be utilized in an autonomous mode. Our autonomous PowerBuoy system is designed to operate anywhere in the ocean and in any depth of water.

We believe there are a variety of potential applications for this system, including homeland security, off-shore oil and gas platforms, aquaculture and ocean -based communication and data gathering such as for tsunami warnings.

Status of Autonomous PowerBuoy System

We received a contract from the US Navy to provide our PowerBuoy to the Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) program. The LEAP program has been established to enhance the US Navy’s anti-terrorism and force protection capability by providing persistent power at sea for port maritime surveillance in near coast, harbor, and offshore areas. In September 2010, the US Navy appropriated $2.6 million in additional funding to us for the second stage of this program. During the first stage of the LEAP program, we successfully completed delivery of the design and on-land testing of a new power take-off system for the autonomous LEAP PowerBuoy. In the second stage of the program, which is now in progress, we will build and ocean-test a LEAP PowerBuoy structure, incorporating that new power take-off system, off the coast of New Jersey. Deployment of this PowerBuoy is expected to take place in the second half of calendar year 2011.

We also have received several contracts from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this program, the Navy has conducted an ocean test of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System, and we have substantially completed work under a contract for ocean testing by the Navy of an advanced version of the autonomous PowerBuoy for the Navy’s operational requirements.

Our Competitive Advantages

We believe that our technology for generating electricity from wave energy and our commercial relationships give us several potential competitive advantages in the renewable energy market.

Our PowerBuoy system uses an ocean-tested technology to generate electricity.

•	We have been conducting ocean tests for nearly 15 years in order to demonstrate the viability of our technology. We initiated our first ocean installation in 1997 and have had several deployments of our systems for testing and operation since then. Our grid-connected Hawaii system has been operating since December 2009. Subsequent to its installation in Hawaii, our 40kW-rated PowerBuoy has produced power consistent with our predictive models for the incoming wave conditions. Since its deployment off the coast of Scotland in April 2011 for preliminary tests, our 150kW-rated PowerBuoy has produced power in excess of our expectations of performance. Our PowerBuoy systems have endured hurricanes, winter storms and tsunami-driven waves while installed in the ocean.

Our PowerBuoy system’s grid connection has been certified and one of our PowerBuoys has been connected to a grid.

•	In July 2007, we announced that our PowerBuoy grid connection system had been certified as compliant with designated national and international standards. This qualifies our technology for integration into utility grid systems. In September 2010, our PowerBuoy located at the US Marine Corps Base in Hawaii became the first-ever grid-connected wave energy device in the United States.

Our PowerBuoy system design is efficient in harnessing wave energy.

•	Our PowerBuoy system is designed to efficiently convert wave energy into electricity by using onboard sensors to detect actual wave conditions and then to automatically adjust, or “tune”, the performance of the generator using our proprietary electrical and electronics-based control systems in response to that information.

•	One measure of the efficiency of an electric power generation system is capacity factor. The capacity factor is the percent of kilowatt hours produced by a specific system in a given period as compared to the maximum kilowatt hours that could be produced by the system in that period. A high capacity factor indicates a high degree of utilization of the capacity of the system and provides a means to compare the effectiveness of different energy sources. Based on our research and analysis, and in-ocean experience to date, we believe the design capacity factor for a PowerBuoy wave power station located at many of our targeted sites would be favorably positioned in the range of 30% to 45%.

Numerous potential sites for our wave power stations are located near major population centers worldwide.

•	Our systems are designed to work in sites with average annual wave energy of at least 20kW per meter of wave front, which can be found in many coastal locations around the world. In particular, we are currently targeting the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. These potential sites not only have appropriate natural resources for harnessing wave energy, but they are also located near large population centers with access to existing power transmission infrastructure and significant and increasing electricity requirements.

We have significant commercial relationships.

•	Our current projects with PNGC Power, the US Department of Energy, the US Navy, Mitsui Engineering and Shipbuilding, the Scottish Government, and the UK Government’s Technology Strategy Board (TSB), provide us with an initial opportunity to sell our wave power stations for utility applications. By collaborating with leaders in renewable energy development, we believe we are able to accelerate both our in-house knowledge of the utility power generation market and our reputation as a credible renewable energy equipment supplier. If these projects are successful, we intend to leverage our experiences with our projects to add wave power stations, new customers and complementary revenue streams from operations and maintenance contracts.

•	With the funding from the US Navy, we have been able to refine our PowerBuoy system while simultaneously preparing for commercial deployment to address a particular customer need. We believe that the successful deployment of our PowerBuoy system for the US Navy will significantly enhance market visibility.

Our PowerBuoy system has the potential to offer a cost competitive renewable energy power generation solution.

•	Our product development and engineering efforts are focused on increasing the maximum rated output and reliability of the design of our utility PowerBuoy system. Currently we are marketing PowerBuoys rated at 40kW and 150kW. Assuming we are able to reach significant manufacturing volume levels of our 500kW PowerBuoy systems per year, we believe, based upon our research and analysis, that the economies of scale we would have with our fabricators would allow us to offer a renewable electricity solution that competes with other existing renewable energy systems and, in certain cases, with existing fossil fuel systems in key markets.

•	Prior to achieving full production levels of the 500kW PowerBuoy system, if we achieve economies of scale for our 150kW PowerBuoy systems, we expect to be able to offer a renewable electricity solution that competes with the price of electricity in certain local markets where the current retail price of electricity is relatively high or where sufficient subsidies are available.

Our systems are environmentally benign and aesthetically non-intrusive.

•	We believe that our PowerBuoy system does not present significant risks to marine life and does not emit significant levels of pollutants. In connection with our project at the US Marine Corps Base in Hawaii, our customer, the US Navy, obtained an independent environmental assessment of our PowerBuoy system prior to installation, as required by the National Environmental Policy Act. This assessment resulted in a Finding of No Significant Impact, the highest such level of approval. Although our project for the US Navy only contemplates an array of up to six PowerBuoy systems in Hawaii, we believe that PowerBuoy systems deployed in other geographic locations, including larger PowerBuoy systems under development and multiple-buoy wave power stations, would have minimal environmental impact due to the physical similarities with the tested system.

•	Since our PowerBuoy systems are typically located one to five miles offshore, PowerBuoy wave power stations are usually not visible from the shore. Visual impact is often cited as one of the reasons that many communities have opposed plans to develop power stations, in particular wind power stations. Our PowerBuoy system has the distinct advantage of having only a minimal visual profile. Only a small portion of the unit is visible at close range, with the bulk of the unit hidden below the water.

Customers/Projects

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Years Ended April 30,
	2011	2010	2009

US Navy	52%	80%	67%
US Department of Energy	28%	9%	4%
Iberdrola Cantabria	(4)%	4%	15%
UK Government’s Technical Strategy Board	14%	—	—

During fiscal 2011, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.

We expect an increasing proportion of our future revenues to be contributed by commercial customers.

Our potential customer base for our utility PowerBuoy systems consists of public utilities, independent power producers and other governmental entities and agencies. Our potential customer base for our autonomous PowerBuoy systems consists of different public and private entities that use electricity in and near the ocean. Our efforts to identify new customers are concentrated on four geographic markets: the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. Our efforts to identify new customers are currently led and coordinated by our Executive Chairman. We also use consultants and other personnel to assist us in locating potential customers.

US Navy

Since September 2001, we have entered into a series of contracts with the United States Office of Naval Research for the development and construction of wave power systems at the Marine Corps base in Oahu, Hawaii. Under the contract for the current phase of the project, which was entered into in September 2005 and will expire in September 2011, we are reimbursed for costs and paid a fixed fee, and over this period had been awarded contracts for total potential revenue of $6.1 million. The current PowerBuoy now in operation at the Marine Corps base was deployed in December 2009 and connected to the grid in September 2010. This PowerBuoy has produced power consistent with our predictive models. We expect to continue operation of this grid-connected PowerBuoy for the foreseeable future.

Pictured below are views of our 40kW-rated PowerBuoy system being lowered into the ocean in Oahu, and after deployment.

In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy conducted an ocean test in October 2008 of our autonomous PowerBuoy as the power source for the Navy’s Deep Water Active Detection System. In October 2008, we received a $3.0 million contract from the US Navy to expand the program and ocean-test an advanced version of our autonomous PowerBuoy. We have substantially completed performance under this contract.

In September 2009, we received $2.4 million from the US Navy for the first stage of a contract to provide our PowerBuoy to the Navy’s LEAP program. In September 2010, the US Navy awarded $2.6 million in additional funding to us for the second stage of this program. The LEAP program is being developed to enhance the US Navy’s anti-terrorism and force protection capability by providing persistent power at sea for port maritime surveillance in the near coast, harbor, piers and offshore areas. This contract expires in September 2011, and we expect it to be extended.

Reedsport, Oregon Project

We are evaluating the feasibility of a location off the coast of Reedsport, Oregon for the proposed construction and operation of a wave power station with a total potential maximum rated output of up to 50MW, of which the first 1.5 MW would be a demonstration wave power station. In February 2007, we signed a cooperative agreement with PNGC Power, an Oregon-based electric power cooperative, as a utility partner for the development of the wave power station. In July 2007, we filed a Pre-Application Document and Notice of Intent with the US Federal Energy Regulatory Commission (FERC) for the Reedsport project, which provides notice of our intent to seek a license for the Reedsport power station and information regarding the project. In February 2010, we filed with FERC a full application to build, deploy and connect to the grid a 10-PowerBuoy array (1.5 MW). In March 2011, FERC granted us a second preliminary permit to continue to evaluate the feasibility of the Reedsport project. We believe these filings were the first Pre-Application Document, Notice of Intent, and full License Application filed by a wave power company, and is an important step in the full licensing process for the Reedsport project. We will need additional authorization from FERC to sell electric power generated from the Reedsport wave power station into the wholesale or retail markets.

In August 2007, we announced the award of a $0.5 million contract from PNGC Power, providing funding toward the fabrication and installation of a 150kW PowerBuoy system for the Reedsport project. In October 2008, we received a $2.0 million award from the DOE in support of the project. This DOE grant is being used to help fund the fabrication and factory testing of the first PowerBuoy to be installed at the Reedsport site. This was the first award for the building of ocean wave energy systems by the DOE. In September 2010, we announced the award of another grant from the DOE of $2.4 million. This award will be used for final assembly, deployment and ocean trials of the first PowerBuoy. We believe these grants are indicative of the growing recognition and support of wave energy in the US federal and state governments.

This PowerBuoy is expected to be ready for deployment by the end of 2011, with deployment timing principally dependent on weather conditions.

The following photographs show manufacturing activity associated with our PB150 PowerBuoy being built in Oregon:

We continue to make progress on the overall permitting and licensing process while working extensively with interested stakeholder groups at local, county, state and federal agency levels. In August 2010, we announced a Settlement Agreement with 11 federal and state agencies and three non-governmental stakeholders. This first-ever wave energy settlement agreement was reached after extensive technical, policy, and legal discussions regarding appropriate prevention, mitigation and enhancement measures, and study requirements. It covers a broad array of resource areas including aquatic resources, water quality, recreation, public safety, crabbing and fishing, terrestrial resources and cultural resources. The Settlement Agreement includes an innovative Adaptive Management Plan that will be used to identify and implement environmental studies that may be required, and to provide a blueprint for the application of this new information as the wave power station develops.

Next Generation PB500 PowerBuoy

In April 2010, we received a $1.5 million award from the DOE for the development of our next generation 500kW PowerBuoy wave power system, the PB500. In the fiscal year ended April 30, 2011, we received awards of an additional $4.7 million for development of the PB500, $2.4 million from the DOE and $2.3 million from the UK Government’s Technology Strategy Board. We intend to use proceeds from these grants to help fund the scale-up of the power output per PowerBuoy from the current level of 150kW to 500kW. In addition, the technology development effort will focus on increasing the power extraction efficiency and reliability. Concept design of the PB500 major subsystems is in progress, and wave tank testing of the models has been completed.

Scotland Project

In 2007, we received a $1.8 million contract from the Scottish Executive toward the construction and testing of a 150kW grid-connected PowerBuoy system. We are now conducting ocean trials of the buoy at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. Since its deployment off the coast of Scotland in April 2011 for preliminary tests, our 150kW rated PowerBuoy has produced power in excess of our expectations of performance. We are seeking a customer for the commercial utilization of the buoy after the ocean trial phase is completed, including its deployment at various potential sites.

The following pictures show manufacturing and deployment activity in Scotland associated with our PB150 PowerBuoy:

Spain

In July 2006, after exploratory studies were conducted, Iberdrola Energias Marinas de Cantabria, S.A., or Iberdrola Cantabria, was formed for the purpose of constructing and operating a wave power station off the coast of Santoña, Spain. Iberdrola Energias Renovables II, S.A. (Iberdrola Energias), an affiliate of Iberdrola, is the largest shareholder of Iberdrola Cantabria. Minority shareholders include us, Sociedad para el Desarrollo Regional de Cantabria, S.A., or SODERCAN, which is the industrial development agency of the Spanish region of Cantabria, Total Eolica, an affiliate of Total S.A., and Instituto para la Diversificacion y Ahorro de la Energia, S.A., (IDAE), a Spanish government agency dedicated to energy conservation and diversification efforts. Funding is shared among the shareholders based on agreed-upon percentages that reflect the parties’ anticipated ownership interest in the wave power station. We own 10% of Iberdrola Cantabria.

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station with our customer, Iberdrola Cantabria. In January 2007, the parties entered into a corresponding operations and maintenance agreement. Under the Spain construction agreement, we agreed to manufacture and deploy one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems by December 31, 2009. The terms of the construction of the nine additional PowerBuoy units and the installation of the underwater transmission cable and underwater substation pod were not covered by the Spain construction agreement and were to be separately agreed upon.

The initial PB40 PowerBuoy system for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. If no modification to the Spain construction agreement is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement without the obligation to make further milestone payments and, potentially, collect reimbursement for direct damages, limited as specified in the Spain construction agreement, for the failure of the PowerBuoy to meet certain performance thresholds. While we do not expect the termination of the Spain construction agreement or potential liability for damages to materially adversely affect our financial condition, the new Santoña project does represent a portion of our anticipated revenue stream. If we are unable to successfully meet the terms of the existing Spain construction agreement, if Iberdrola Cantabria were to terminate the agreement, or if we are not able to successfully negotiate a subsequent contract or contracts with Iberdrola Cantabria, we may lose that revenue stream.

In November 2010, we agreed to negotiate with Iberdrola Cantabria with the goal of cancelling the remaining obligations between the parties under the Spain construction and operations and maintenance agreements, transferring ownership of the equipment manufactured or purchased by us under the construction agreement to Iberdrola Cantabria, and having Iberdrola Cantabria pay certain amounts due to us. We further agreed to work toward a new project with Iberdrola Cantabria. Under this new project, we would provide project management of the installation and connection of the sub-sea cable and underwater substation pod at Santoña. In addition, we would provide a proposal to perform maintenance on the assets transferred to Iberdrola Cantabria. Negotiations are underway for such efforts.

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

Other Projects

In February 2006, we received approval from the UK Government’s Technology Strategy Board (TSB) to install a demonstration wave power station off the coast of Cornwall, England as part of TSB’s “Wave Hub” project, a planned offshore facility for demonstrating and testing wave energy generation devices. TSB has obtained the necessary permits for this Wave Hub project, and the project received over £40 million of funding for construction of the Wave Hub infrastructure, which was completed during 2010. We are in the planning and development stage for our part of the project, and we are seeking funding for the deployment of our PowerBuoy systems at this site.

In October 2008, we signed an exclusive agreement with a consortium of three Japanese companies to develop a demonstration wave power station in Japan. The Japanese consortium comprises Idemitsu Kosan Co., Mitsui Engineering & Shipbuilding Co. (MES), and Japan Wind Development Co. We are presently working with MES to identify prospective sites for the wave power station. In 2011, we signed a $220,000 contract with MES to develop a new mooring system for our PowerBuoy. We also worked with MES to conduct certain development engineering in connection with the project, and to perform tests at MES’s wave tank facilities.

In December 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (Leighton) for the development of wave power projects off the east and south coasts of Australia. Over the past 50 years, Leighton has played an active role in building Australia’s ports and marine facilities, transportation infrastructure, and energy projects including projects within the wind and offshore oil and gas sectors. In 2009, Leighton formed Victorian Wave Partners Pty. Ltd. (VWP), a special purpose company for the development of a 19MW power wave power project off the coast of Victoria, Australia. In November 2009, we announced that VWP was awarded an A$66.46 million grant from the Federal Government of Australia for the 19MW wave power project. The grant is conditional on the Funding Deed which sets out the terms of the grant, including funding milestones. Victorian Wave Partners is currently seeking the significant additional funding required to enable the completion of the 19MW wave power station.

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

Backlog

At April 30, 2011, our total negotiated backlog was $8.9 million compared with $5.7 million at April 30, 2010. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months. Our backlog includes both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $6.9 million and $5.2 million at April 30, 2011 and 2010, respectively.

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

Our Business Strategy

Our goal is to strengthen our leadership in developing wave energy technologies and commercializing wave power stations and related services. In order to achieve this goal, we are pursuing the following business strategies:

•	Sell turn-key power stations and operating and maintenance contracts. Our fundamental business plan is to sell turn-key power stations, rather than to take on the capital requirements of building and owning power stations and selling the energy generated. In addition, in order to create recurring revenue streams, we seek to sell operating and maintenance (O&M) contracts over the life-cycle of the plants.

•	Outsource most of the plant construction and deployment. We outsource all metal fabrication, anchoring, mooring, cabling supply and deployment in order to minimize our capital requirements as we scale up production volumes. The high value-added “smart part” of the system is assembled and tested at our facilities and shipped to project sites for integration into the PowerBuoys.

•	Concentrate sales and marketing efforts on four geographic markets. We are currently focusing our sales and marketing efforts on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. We believe that each of these areas represents a strong potential market for our PowerBuoy wave power stations because they combine appropriate wave conditions, political and economic stability, large population centers, high levels of industrialization and significant and increasing electricity requirements.

•	Continue to increase PowerBuoy system output. Our product development and engineering efforts are focused on increasing the rated output of the design of our PowerBuoy systems from 40kW to 150kW, and thereafter to 500kW. If we increase the size of a PowerBuoy system or increase its energy conversion efficiency, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. We believe that by increasing system output of the individual PowerBuoy, and also by increasing volume production of the PowerBuoys, we will be able to decrease the cost per kW of our PowerBuoy system and the cost per kilowatt hour of the energy generated.

•	Leverage customer relationships to enhance the commercial acceptance of our utility PowerBuoy system. We believe that our project at the US Marine Corps base in Oahu, Hawaii will serve as a prototype wave power station for the installation of wave power stations at other US Navy bases. Our relationship with PNGC Power regarding our Reedsport, Oregon project is the first such utility relationship on the west coast of the United States. We intend to build on these existing commercial relationships both by expanding the number and size of projects we have with our current customers and by entering into new alliances and commercial relationships with other utilities and independent power producers.

•	Expand revenue streams from our autonomous PowerBuoy system. The autonomous PowerBuoy system addresses specific power generation needs of customers requiring off-grid electricity generation in remote locations in the open ocean. Since our PowerBuoy systems are well suited for many of these uses, we do not expect that they will require subsidies or other price incentives for commercial acceptance. We believe there are a variety of potential applications for this system, including homeland security, off-shore oil and gas platforms, aquaculture and ocean -based communication and data gathering such as for tsunami warnings. We have entered into contracts with the US Navy for the testing of our autonomous PowerBuoy in connection with a unique program for ocean data gathering, as well as for the LEAP program for homeland security. We believe that successful testing of our autonomous PowerBuoy System under these contracts may result in additional revenues from the US Navy and other prospective customers.

•	Maximize customer funding of technology development. We actively seek to obtain external funding for the development of our technology, including cost-sharing obligations under some of our customer contracts. In April 2010, we were awarded $1.5 million from the US Department of Energy for the development of our PB500 product. In fiscal year 2011, we were awarded an additional $2.4 million from the US Department of Energy and $2.3 million from the UK Government’s Technology Strategy Board for PB500 development.

•	Expand our partnerships in key market areas. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and core competences. We have formed such partnerships more recently with Leighton Contractors in Australia, Mitsui Engineering and Shipbuilding in Japan, and Lockheed Martin in the US.

Marketing and Sales

We are developing our sales capabilities and have begun commercial marketing and selling of our PowerBuoy systems. Because our products use a new commercial technology, the decision process of a customer requires substantial educational efforts.

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

Autonomous PowerBuoy System Marketing

There are a variety of potential customers, such as companies within the offshore oil and gas industry, the US Department of Homeland Security and US Department of Defense, that have specific needs for off-grid power generation that can be supplied by our autonomous PowerBuoy system. Potential applications for off-grid power supply include homeland security, off-shore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings.

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

The following are pictures showing the PowerBuoy deployment process:

Research and Development

Our research and development team consists of employees with a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We engage in extensive research and development efforts to improve PowerBuoy efficiency, reliability and power output and to reduce manufacturing cost and complexity. Our research and development efforts are currently focused on product development, in particular increasing the output and reliability of our utility PowerBuoy system including the 150kW PowerBuoy system and to our research and development of new products, product applications and complementary technologies. We are also conducting research on improvements to our current technology.

Research and development expenses are reflected on our consolidated statements of operations as product development costs. Research and development expenses were $13.3 million for fiscal 2011, $13.0 million for fiscal 2010 and $8.4 million for fiscal 2009.

We are currently working on the design for our 500kW PowerBuoy. The key to increasing the rated output of the PowerBuoy system is to increase the system’s efficiency as well as its diameter. If we increase the size and efficiency of the wave capture portion of the PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the float’s diameter, we will approximately quadruple its power capacity. We believe that we will be able to further increase the output capacity of the PowerBuoy system using technology that we have already developed, so our focus is on the design, manufacture, testing and deployment of the higher capacity systems. We are exploring design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and safely without damage. For example, our 40kW PowerBuoy systems are transported to the onshore deployment sites using standard flatbed trucks; however, the assembled 150kW PowerBuoy systems are too large for these trucks and need to be transported in modules and assembled on-site. In addition, we will need to adjust the mooring system to account for the larger-sized PowerBuoy systems.

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

Ocean trials of our first 150kW PowerBuoy commenced in April 2011. The ocean trials are being conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. We are seeking a customer for the commercial utilization of the buoy after the ocean trial phase is completed, including its deployment at various potential sites.

We also plan to continue our technology development of specific applications for our PowerBuoy systems to expand our growth opportunities. For example, we are exploring applications that would allow our PowerBuoys to provide power for desalination of water, hydrogen production, water treatment and natural resource processing.

It is our intent to fund the majority of our research and development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may continue to increase.

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

As of April 30, 2011, we owned a total of 46 issued United States patents and 15 United States patent applications. We have pending foreign counterparts to 19 of our issued patents and 9 of our pending non-provisional patent applications.

Our patent portfolio includes patents and patent applications with claims directed to:

•	system design;

•	control systems;

•	power conversion;

•	anchoring and mooring; and

•	wave farm architecture.

The expiration dates for our issued United States patents range from 2015 to 2028. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with US federal government funding are subject to certain government rights as described in “Risk Factors — Risks Relating to Intellectual Property.”

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy ®, Talk on Watertm and CellBuoytm marks and our Making Waves in Powersm service mark, and we have filed applications to register our PowerTower mark in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Sale and Transmission of Electricity

The US government regulates the electricity wholesale and transmission business through FERC. FERC regulates the rates and terms for sales of electricity at the wholesale level, and the organization, governance and financing of the companies engaged in electricity sales. As a result, FERC regulates the rates charged for sales of electric power from a wave power station into the wholesale market, although it is possible to obtain an exemption from FERC that would allow those sales to occur at market-based rates. FERC also regulates the construction, operation and maintenance of any dam, water conduit, reservoir or powerhouse along or in any of the navigable waters of the United States for the purpose of generating electric power. As a result, the construction and operation of a wave power station in the United States requires the issuance of a license by FERC. In July 2007, we filed a Pre-Application Document and Notice of Intent with FERC for the Reedsport project, which provides notice of our intent to seek a license for the Reedsport power station and information regarding the project. In February 2010, we filed with FERC a full application to build, deploy and connect to the grid a 10-PowerBuoy array (1.5 MW).In March 2011, FERC granted us a second preliminary permit to continue to evaluate the feasibility of the Reedsport project. We believe these filings were the first Pre-Application Document, Notice of Intent, and full License Application filed by a wave power company, and is an important step in the full licensing process for the Reedsport project. We will need additional authorization from FERC to sell electric power generated from the Reedsport wave power station into the wholesale or retail markets.

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

Site Approval

Generally, we expect that we will deploy our PowerBuoy systems in the range of one to five miles from the shore, subject to water depth and overall wave heights. Although regulations regarding the use of ocean space vary around the world, we generally do not expect significant delay in obtaining site approvals, as governments have to date encouraged the use of renewable energy sources. Our customers for the Spain project, and the organizers of the Cornwall, England project, are responsible for obtaining the necessary siting permits for their projects.

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

In 2008, the US enacted the Energy Improvement and Extension Act of 2008, which enables owners of wave power projects in the US to receive federal tax credits, thereby improving the long-term economics of wave power as a renewable energy source. The Act expands the definition of qualifying facilities for the Production Tax Credit (PTC) to include those that generate power from marine renewables (including wave and tidal sources). As a result, the PTC is now available for electricity produced and generated after October 3, 2008 from marine renewable energy facilities with a “nameplate capacity” of at least 150kW, and that are placed in service anytime between October 3, 2008 and December 31, 2013. The credit rate for marine renewables is $0.01 per kilowatt hour, and the duration of the credit will be ten years after the facility is placed in service.

The American Recovery and Reinvestment Act of 2009 provides significant grants, tax incentives and policy initiatives to stimulate investment and innovation in the “cleantech” sector. At times, the DOE has also issued requests for proposal to be funded under programs it has established to further investment in marine energy technologies. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the uncertainties surrounding the scope and size of government programs, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.

The State of Oregon has enacted the Business Energy Tax Credit program that allows companies that invest in renewable energy capital projects an Oregon State income tax credit of up to 50% of the first $20.0 million of capital costs. This program is scheduled to expire on June 30, 2012.

Each of the member states of the EU has a country-specific target for the level of consumption of electricity from renewable sources that it should attain by 2020. The United Kingdom Renewables Obligation of April 2002 included a target of 15% of electricity generation to come from renewable sources by 2015, which will continue until 2027. Electricity suppliers that are unable to otherwise meet their renewables obligation have to pay a buy-out price (currently £0.033 per kilowatt hour) or purchase Renewables Obligation Certificates from companies that generate electricity from renewable resources.

The UK Department of Energy and Climate Change and Department of Business Innovation and Skills are examining measures for the support of the renewable energy market. In 2011, it is expected that the UK Government will announce new policies on Electricity Market Reform (EMR) which may include among other measures: a floor price for carbon for electricity generators; and a Feed-in-Tariff, for renewable energy to replace the existing system of Renewable Obligation Certificates (ROCs). Additionally, it is anticipated that specific funding will be made available for both capital and revenue support for marine energy (wave and tidal stream) projects. These measures will supersede the earlier Marine Renewables Deployment Fund.

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

Employees

As of April 30, 2011, we had 51 employees, including 18 employees in manufacturing, 16 in research, development and engineering functions and 17 in selling, general and administrative functions. Of these employees, 42 are located in Pennington, New Jersey and 9 are located in Warwick, UK. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $20.4 million in fiscal 2011, $19.2 million in fiscal 2010, and $18.3 million in fiscal 2009. As of April 30, 2011, we had an accumulated deficit of $110.8 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. We expect to increase certain of our operating expenses significantly as we continue to expand our infrastructure and commercialization activities. As a result, we will need to generate significant revenues to cover these costs and achieve profitability.

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

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoy systems may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoy systems. As we begin to manufacture, market, sell and deploy our PowerBuoy systems in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of our PowerBuoy systems, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoy systems in quantities necessary to generate competitively-priced electricity.

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

Our product development costs have increased and may continue to increase.

Our product development costs primarily relate to our efforts to increase the maximum rated output of our utility PowerBuoy system to 150kW and to 500kW. Our product development costs were $13.3 million in fiscal 2011 compared to $13.0 million in fiscal 2010 and $8.4 million in fiscal 2009. It is our intent to fund the majority of our research and development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund research and development expenses, in which case our product development costs may continue to increase.

We have invested, and will continue to invest, funds to construct demonstration wave power stations that may generate little or no direct revenue.

We have constructed, and may construct in the future, demonstration wave power stations to establish the feasibility of wave energy technology and to encourage the market adoption of our wave power stations. Demonstration wave power stations allow potential customers to see first-hand the viability of wave energy technology as a source of electricity. We incur significant costs in constructing and maintaining these demonstration wave power stations, and we may generate little or no direct revenue from them.

Our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 30-year useful life.

We began developing and testing wave energy technology nearly 15 years ago. However, to date we have only manufactured 14 PowerBuoy systems for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy system has been from December 2009 to the present. As a result, our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 30-year useful life. Our technology has not yet demonstrated that our engineering and test results can be duplicated in volume commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy system. If our PowerBuoy system ultimately proves ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoy systems perform below expectations, we could lose customers and face substantial repair and replacement expense which could in turn adversely affect our business, financial condition and results of operations.

Our future success in the utility power markets depends on our ability to increase the maximum rated power output of our utility PowerBuoy system. If we are unable to increase the maximum rated output of our utility PowerBuoy system, the commercial prospects for our utility PowerBuoy system would be adversely affected.

One of our goals is to increase the maximum rated output of our utility PowerBuoy system, which is currently 150kW to 500kW. Our success in meeting this objective depends on our ability to significantly increase the power output of our PowerBuoy system in a cost-effective and timely manner and our ability to overcome the engineering and deployment hurdles that we face, including developing design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage, and developing adjustments to the mooring system to account for the larger-sized PowerBuoy systems. We have experienced problems and delays in the development and deployment of our PowerBuoy system in the past, and could experience similar delays or other difficulties in the future. If we cannot increase the power output of the utility PowerBuoy system, or if it takes us longer to do so than we anticipate, we may be unable to expand our utility business, maintain our competitive position, satisfy our contractual obligations or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations will be adversely affected.

If we do not reach full commercial scale, we may not be able to offer a cost competitive power station and the commercial prospects of our utility PowerBuoy system would be adversely affected.

Unless we reach full commercial scale, we may not be able to offer an electricity solution that competes on a non-subsidized basis with today’s price of wholesale electricity in key markets in certain parts in the world. If we do not reach full commercial scale, the commercial prospects for our utility PowerBuoy system would be adversely affected.

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

We will need to build larger buoys in order to increase the output of our current PowerBuoy systems. The larger buoys will be more difficult than our current buoys to deploy cost effectively and without damage. Our current deployment methodologies, including transportation to the installation site and the mooring of the PowerBuoy systems, will need to be revised as PowerBuoy systems achieve greater output. If we cannot develop cost effective methodologies for deployment of the larger PowerBuoy systems, or if it takes us longer to do so than we anticipate, we may not be able to deploy such systems in the time we anticipate or at all. Therefore, even if we succeed in increasing the output of our PowerBuoy systems to 500kW, if we are unable to deploy these larger PowerBuoy systems or encounter problems in doing so, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable.

If we are not successful in completing the development of wave power stations in Spain, it could adversely affect our business, financial condition and results of operations.

The initial PB40 PowerBuoy system for our Spain project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. In November 2010, we agreed to negotiate with Iberdrola Cantabria with the goal of cancelling the remaining obligations between the parties under the Spain construction and operations and maintenance agreements, transferring ownership of the equipment manufactured or purchased by us under the construction agreement to Iberdrola Cantabria, and having Iberdrola Cantabria pay certain amounts due to us. We further agreed to work toward a new project with Iberdrola Cantabria. Under this new project, we would provide project management of the installation and connection of the sub-sea cable and underwater substation pod at Santoña. In addition, we would provide a proposal to maintain the assets transferred to Iberdrola Cantabria. Negotiations are underway for such efforts. If negotiations are unsuccessful and no modification to the existing Spain construction agreement is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement without the obligation to make further milestone payments and, potentially, collect reimbursement for direct damages, limited as specified in the Spain construction agreement, for failure of the PowerBuoy to meet certain performance thresholds. While we do not expect the termination of the Spain construction agreement or potential liability for damages to materially adversely affect our financial condition, the new Santoña project does represent a portion of our anticipated revenue stream. If we are unable to successfully meet the terms of the existing Spain construction agreement, if Iberdrola Cantabria were to terminate the agreement, or if we are not able to successfully negotiate a subsequent contract or contracts with Iberdrola Cantabria, we may lose that revenue stream.

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

The US Navy, our largest customer, accounted for 52% of our revenues and the DOE accounted for 28% of our revenues, during fiscal 2011. In fiscal 2010, revenues from the US Navy accounted for 80% of our total revenues. Our current contract for our LEAP project with the US Navy expires in September 2011. We will be required to enter into additional contracts with the US Navy for this project, which will require appropriation by the US Congress and the US Navy in order to receive additional funding. Additional funding for our project with the US Navy may not be approved or we may not be able to negotiate future agreements with the US Navy on acceptable terms, if at all.

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

The renewable energy industry, particularly in our targeted markets of the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan, is highly competitive and continually evolving as participants strive to distinguish themselves and compete with the larger electric power industry. Competition in the renewable energy industry is likely to continue to increase with the advent of several renewable energy technologies, including tidal and ocean current technologies. Competition may arise from other companies manufacturing similar products, developing different products that produce energy more efficiently than our products, or making improvements to traditional energy-producing methods or technologies, any of which could make our products less attractive or render them obsolete. If we are not successful in manufacturing systems that generate competitively priced electricity, we will not be able to respond effectively to competitive pressures from other renewable energy technologies or improvements to existing technologies.

Moreover, the success of renewable energy generation technologies may cause larger electric utility and other energy companies with substantial financial resources to enter into the renewable energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned than us to develop new or improve existing technologies.

Our inability to respond effectively to such competition could adversely affect our business, financial condition and results of operations.

We have limited manufacturing experience. If we are unable to increase our manufacturing capacity in a cost-effective manner, our business will be materially harmed.

We plan to manufacture key components of our PowerBuoy systems, including the advanced control and generation systems. However, we have only manufactured our PowerBuoy systems in limited quantities for use in development and testing and have limited commercial manufacturing experience. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. In order to meet our growth objectives, we will need to increase our engineering and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel, and we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

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

We derive a significant portion of our revenue from US federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2011 and fiscal 2010, we derived 52% and 80%, respectively, of our total revenue from contracts with the US Navy.

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

We market and plan to market our products in a number of foreign countries, including the United Kingdom, Spain, Australia and Japan, and we are therefore subject to risks associated with having international operations. International customers accounted for, 16% of our revenues in fiscal 2011, 11% of our revenues in fiscal 2010, and 27% of our revenues in fiscal 2009. Risks inherent in international operations include, but are not limited to, the following:

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

Our reporting currency is the US dollar, and we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. A large percentage of our revenues may be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the US dollar could affect our revenues and cost of revenues, and could result in exchange losses. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

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

Our agreements with the US Navy and US Department of Energy help fund research and development of our PowerBuoy system. When new technologies are developed with US federal government funding, the government obtains certain rights in any resulting patents, technical data and software, generally including, at a minimum, a nonexclusive license authorizing the government to use the invention, technical data or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights. March-in rights refer to the right of the US government to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. US government-funded inventions must be reported to the government. US government funding must be disclosed in any resulting patent applications, and our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions and march-in rights.

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

In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, if we were to license our intellectual property to others, we may be required to indemnify our licensee if the licensed intellectual property is found to be infringing on a third party’s rights. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. For the period ended April 30, 2011, the 52-week high and low prices for our common stock were $7.20 and $4.55, respectively. The stock market in general has recently experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

We also have an office and warehouse facilities in Warwick, United Kingdom, where we occupy 3,840 square feet under leases expiring on January 1, 2012 and December 18, 2011, respectively. Nine employees, all members of the executive, engineering, administration and business development teams, operate out of this office, which serves as a hub for our European presence.

We also have warehouse facilities in Santander, Spain, where we occupy 1,350 square feet under a lease expiring on August 6, 2011. We use these facilities for storage related to our project in Spain.

In the future, we may add sales, marketing and engineering offices in additional locations, including Australia, Japan, continental Europe and the west coast of the United States.

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

Stock Price Information and Stockholders

Our common stock has been listed on the Nasdaq Global Market since April 24, 2007 under the symbol “OPTT.” For a portion of fiscal 2011, our stock was listed on the AIM market of the London Stock Exchange under the symbol “OPT”. We voluntarily delisted from AIM on January 14, 2011. As of June 30, 2011, there were 309 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

The following table sets forth the high and the low sale prices of our common stock as quoted by the Nasdaq Global Market for the period indicated.

	Nasdaq Global Market
	High	Low

Year Ended April 30, 2011
First quarter	$7.20	$4.82
Second quarter	6.85	4.55
Third quarter	6.80	5.12
Fourth quarter	5.73	4.70
Year Ended April 30, 2010
First quarter	$7.72	$4.73
Second quarter	9.50	3.81
Third quarter	11.22	6.00
Fourth quarter	7.69	6.00

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On April 30, 2007, we sold 5,000,000 shares of our common stock in our initial public offering in the United States at a price of $20.00 per share, pursuant to a registration statement on Form S-1 (File No. 333-138595), which was declared effective by the SEC on April 24, 2007. The net proceeds to us resulting from the offering were $89.9 million. From the effective date of the registration statement through April 30, 2011, we used $7.8 million to construct demonstration PowerBuoys, $27.4 million to fund the continued development and commercialization of our PowerBuoy system, $5.4 million to expand our sales and marketing capabilities, and $1.0 million to fund the expansion of assembly, test and field service facilities. We have invested the balance of the net proceeds from the offering in marketable securities, in accordance with our investment policy. We intend to allocate the remaining $48.3 million of proceeds towards working capital and general corporate purposes, which we believe will give us needed flexibility in responding to opportunities for future growth.

The following table contains information about our purchases of our equity securities during February, March and April 2011.

Approximate
			Total Number of	Dollar Value that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of A	Purchased Under
Period	Purchased(1)	per Share	Announced Plan	the Plan

February 1-28, 2011	1,012	5.37	—	—
March 1-31, 2011	—	—	—	—
April 1-30, 2011	—	—	—	—

(1)	Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares, at an average of $5.37 per share.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Years Ended April 30,
	2011	2010	2009	2008	2007

Consolidated Statement of Operations Data:
Revenues	$6,691,082	$5,101,311	$4,049,445	$4,772,017	$2,531,315
Cost of revenues	6,255,437	4,298,955	4,840,403	7,960,042	3,983,742

Gross profit (loss)	435,645	802,356	(790,958)	(3,188,025)	(1,452,427)

Operating expenses:
Product development costs	13,319,110	13,001,550	8,372,244	8,255,123	6,219,893
Selling, general and administrative costs	8,399,325	9,063,482	9,529,071	7,732,577	4,893,580

Total operating expenses	21,718,435	22,065,032	17,901,315	15,987,700	11,113,473

Operating loss	(21,282,790)	(21,262,676)	(18,692,273)	(19,175,725)	(12,565,900)
Interest income, net	689,276	1,032,484	1,672,350	4,434,844	1,389,702
Other income	—	557,540	—	—	13,906
Foreign exchange (loss) gain	(229,415)	540,644	(1,295,227)	84,158	1,523,527

Loss before income taxes	(20,822,929)	(19,132,008)	(18,315,150)	(14,656,723)	(9,638,765)
Income tax benefit	364,105	—	—	—	—

Net loss	(20,458,824)	(19,132,008)	(18,315,150)	(14,656,723)	(9,638,765)
Less: Net loss (income) attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	22,950	(38,299)	—	—	—

Net loss attributable to Ocean Power Technologies, Inc.	$(20,435,874)	$(19,170,307)	$(18,315,150)	$(14,656,723)	$(9,638,765)

Basic and diluted net loss per share	$(1.99)	$(1.88)	$(1.79)	$(1.44)	$(1.83)

Basic and diluted weighted average shares outstanding	10,246,921	10,217,003	10,210,354	10,200,729	5,260,794

	As of April 30,
	2011	2010	2009	2008	2007

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,394,730	$36,772,598	$53,117,566	$88,836,304	$115,895,619	(1)
Working capital	26,957,108	32,569,351	51,129,985	85,870,307	111,187,195
Long-term investments	16,323,016	28,865,046	28,619,528	12,233,437	—
Total assets	53,552,578	72,978,193	88,793,906	107,550,965	119,711,546
Long-term debt, net of current portion	450,000	250,000	345,386	188,784	231,585
Accumulated deficit	(110,848,972)	(90,413,098)	(71,242,791)	(52,927,641)	(38,270,918)
Total Ocean Power Technologies, Inc. stockholders’ equity	46,469,550	64,814,200	82,783,027	100,098,609	112,541,209

(1)	On April 30, 2007, we completed our initial public offering in the United States resulting in net proceeds to us of $89.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At April 30, 2011, our total negotiated backlog was $8.9 million compared with $5.7 million at April 30, 2010. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months. Our backlog includes both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $6.9 million and $5.2 million at April 30, 2011 and 2010, respectively.

Our fiscal year ends on April 30. For fiscal 2011, we generated revenues of $6.7 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $20.4 million, and for fiscal 2010, we generated revenues of $5.1 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $19.2 million. As of April 30, 2011, our accumulated deficit was $110.8 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and may, in the future, represent the majority of our revenues.

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

Further, it is expected that the US federal and state governments will increase their investments in the renewable energy sector under various economic stimulus measures. The American Recovery and Reinvestment Act of 2009 provides significant grants, tax incentives and policy initiatives to stimulate investment and innovation in the “cleantech” sector. At times, the Department of Energy (DOE) has also issued requests for proposal to be funded under programs it has established to further investment in marine energy technologies. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the uncertainties surrounding the scope and size of the government programs, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.

The recent global economic uncertainty may have a negative effect on our business, financial condition and results of operations because the utility companies with which we contract or propose to contract may decrease their investment in new power generation equipment in response to the uncertainty. However, the various legislative initiatives described above may diminish the effect of any decrease in such capital expenditures by these utility companies insofar as they may relate to renewable energy generation equipment. As discussed above, the timing, scope and size of these new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. We do not believe the recent global economic uncertainty will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom, standard parts found in many regions of the world.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using percentage-of-completion based on the maximum awarded contract amount. In certain cases we may choose to incur costs in excess of the maximum awarded contract amount resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost sharing. Under firm fixed price contracts we receive an agreed upon amount for providing products and services which are specified in the contract. Revenue is typically recorded using percentage-of-completion based on the contract amount. Depending on whether actual costs are more or less than the agreed upon amount, there is a profit or loss on the project. Under cost sharing contracts the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense.

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2011, 2010 and 2009:

	Years Ended April 30,
	2011	2010	2009
	($ millions)

US Navy	$3.5	$4.1	$2.7
US Department of Energy	1.9	0.4	0.2
Iberdrola Cantabria	(0.2)	0.2	0.7
UK Government’s Technical Strategy Board	0.9	—	—
Others	0.6	0.4	0.4

	$6.7	$5.1	$4.0

During fiscal 2011, the Company reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.

The revenue increase for fiscal 2011 reflected significant increase in revenue from the DOE related to our project off the coast of Reedsport, Oregon and revenue from the DOE and the UK Government’s Technology Strategy Board (TSB) in connection with development of our PB500 PowerBuoy. In addition, revenue attributable to the US Navy’s Littoral Expeditionary Autonomous PowerBuoy or LEAP, program contributed to the increase. The increased revenue was partially offset by a decrease in revenue from the US Navy related to the Hawaii project and the Deep Water Active Detection System (DWADS) project.

The revenue increase for fiscal 2010 reflected a significant increase in revenue from the US Navy related to autonomous PowerBuoy projects and also an increase in revenue related to our project off the coast of Reedsport, Oregon. The increased revenue was partially offset by a decrease in revenue from our construction project in Spain and our Hawaii project for the US Navy.

The US Navy has been our largest customer since fiscal 2002. The US Navy accounted for 52% of our revenues in fiscal 2011, 80% of our revenues in fiscal 2010 and 67% of our revenues in fiscal 2009. We anticipate that, if our commercialization efforts are successful, the relative contribution of the US Navy to our revenue may decline in the future.

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and the east coast of Japan. The following table shows the percentage of our revenues by geographical location of our customers for fiscal years 2011, 2010 and 2009:

	Years Ended April 30,
	2011	2010	2009

United States	84%	89%	73%
Europe	13%	9%	25%
Asia and Australia	3%	2%	2%

	100%	100%	100%

Cost of revenues

Our cost of revenues consists primarily of incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy system delivery and deployment expenses and may include anticipated losses at completion on some contracts.

We operated at a gross profit of $0.4 million in fiscal 2011, a gross profit of $0.8 million in fiscal 2010 and a gross loss of $0.8 million in fiscal 2009. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts. During fiscal 2011, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement, and there was no corresponding reduction in cost of revenues. Additionally, approximately $0.4 million of costs related to revenue activity during fiscal 2009 had been previously anticipated and accrued as contract loss reserves as of April 30, 2009. These loss reserves were no longer necessary and, accordingly, reversed in fiscal year 2010, contributing to the increase in gross profit.

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

Interest income, net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $48.3 million as of April 30, 2011, $66.8 million as of April 30, 2010 and $82.7 million as of April 30, 2009. Interest income decreased due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.

Foreign exchange (loss) gain

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $4.8 million as of April 30, 2011 and $4.1 million as of April 30, 2010, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $48.3 million as of April 30, 2011 and $66.8 million as of April 30, 2010.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pounds sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. Our international revenues for the years ended April 30, 2011, 2010, and 2009 were recorded in Euros, British pounds sterling, Australian dollars or Japanese yen.

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

Income taxes

As of April 30, 2011, we had federal and foreign net operating loss carryforwards of $70.5 million and $17.5 million, respectively, and federal and foreign research and development tax credits of $1.9 million and $0.7 million, respectively, which may be used to offset future taxable income. As of April 30, 2011, we had state net operating loss carryforwards of $58.1 million. If not utilized, the net operating loss carryforwards and credit carryforwards will expire at various dates through 2031. We may not achieve profitability in time to utilize the tax credit and net operating loss carryforwards in full or at all. In addition, we have determined that the future utilization of our net operating loss carryforwards is subject to limitations based upon changes in ownership including changes resulting from our initial public offering in April 2007, pursuant to regulations promulgated under the Internal Revenue Code. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $39.9 million as of April 30, 2011 and $33.1 million as of April 30, 2010.

During the year ended April 30, 2011, we sold $4,446,000 of our New Jersey State net operating losses resulting in the recognition of an income tax benefit of $364,105 recorded in our Statement of Operations.

Outlook

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $20.4 million in fiscal 2011, $19.2 million in fiscal 2010 and $18.3 million in fiscal 2009. As of April 30, 2011, we had an accumulated deficit of $110.8 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. We expect to increase certain of our operating expenses as we continue to expand our commercialization activities. To achieve profitability, we believe we will need to increase revenues, control our fixed costs and reduce our unfunded research and development expenditures.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Results of Operations

Fiscal Years Ended April 30, 2011 and 2010

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2011 and 2010:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2011		April 30, 2010
		As a % of		As a % of
	Amount	Revenues(1)	Amount	Revenues

Revenues	$6,691,082	100%	$5,101,311	100%
Cost of revenues	6,255,437	93	4,298,955	84

Gross profit	435,645	7	802,356	16

Operating expenses:
Product development costs	13,319,110	199	13,001,550	255
Selling, general and administrative costs	8,399,325	126	9,063,482	178

Total operating expenses	21,718,435	325	22,065,032	433

Operating loss	(21,282,790)	(318)	(21,262,676)	(417)
Interest income, net	689,276	10	1,032,484	20
Other income	—	—	557,540	11
Foreign exchange (loss) gain	(229,415)	(3)	540,644	11

Loss before income taxes	(20,822,929)	(311)	(19,132,008)	(375)
Income tax benefit	364,105	5	—	—

Net loss	(20,458,824)	(306)	(19,132,008)	(375)
Less: Net loss (income) attributable to the noncontrolling interest	22,950	—	(38,299)	(1)

Net loss attributable to Ocean Power Technologies, Inc.	$(20,435,874)	(305)%	$(19,170,307)	(376)%

(1)	Certain subtotals may not add due to rounding.

Revenues

Revenues increased by $1.6 million in fiscal 2011, or 31%, to $6.7 million as compared to $5.1 million in fiscal 2010. The change in revenues was attributable primarily to the following factors:

•	Revenues relating to our utility PowerBuoy system increased by $1.1 million due primarily to an increase in billable work on our PB500 PowerBuoy development project and our 150kW PowerBuoy project off the coast of Reedsport, Oregon. This was partially offset by a decrease in revenue related to our Hawaii project for the US Navy and our wave power project off the coast of Spain, as these projects were completed. Also, during fiscal 2011, there was a reduction in revenue of approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.

•	Revenues relating to our autonomous PowerBuoy system increased by $0.5 million as a result of an increase in billable work on our project to provide our PowerBuoy technology to the US Navy’s LEAP program. This was partially offset by a decrease in billable work on the US Navy’s DWADS project.

Cost of revenues

Cost of revenues increased by $2.0 million, or 46%, to $6.3 million in fiscal 2011, as compared to $4.3 million in fiscal 2010. This increase in the cost of revenues reflected the increased activity related to the LEAP program, the 150kW PowerBuoy project off the coast of Reedsport, Oregon, and our PB500 PowerBuoy development project. This was partially offset by a lower level of activity on our Hawaii project for the US Navy, the US Navy’s DWADS project and our wave power project off the coast of Spain. During fiscal 2010, there was a reduction in cost of revenues resulting from the reversal of $0.4 million in the provision for loss reserves related to our project off the coast of Spain as the reserve was no longer considered necessary.

We operated at a gross profit of $0.4 million and $0.8 million in fiscal 2011 and 2010, respectively. Certain of our projects in fiscal 2011 and 2010 were under cost sharing contracts. Under cost sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. During fiscal 2011, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement, and there was no corresponding reduction in cost of revenues. During fiscal 2010, there was a reduction in cost of revenues resulting from the reversal of $0.4 million in the provision for loss reserves related to our project off the coast of Spain as the reserve was no longer considered necessary. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Product development costs increased by $0.3 million, or 2% to $13.3 million in fiscal 2011, as compared to $13.0 million in fiscal 2010. Product development costs were primarily attributable to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. It is our intent to fund the majority of our research and development expenses, including cost-sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund research and development expenses, in which case our product development costs may continue to increase.

Selling, general and administrative costs

Selling, general and administrative costs decreased $0.7 million, or 7%, to $8.4 million in fiscal 2011, as compared to $9.1 million in fiscal 2010. The decrease was attributable primarily to a decrease in compensation and recruiting expenses.

Interest income

Interest income decreased by $0.3 million, or 33%, to $0.7 million in fiscal 2011, compared to $1.0 million in fiscal 2010, due to a decrease in cash, cash equivalents and marketable securities and a decrease in interest rates. The average interest yield was approximately 1.20% during fiscal 2011 and approximately 1.40% during fiscal 2010.

Other income

Other income was $0.6 million in fiscal 2010. During the first quarter of fiscal 2010, we settled a claim which we had against a supplier of engineering services, which resulted in a settlement in our favor. There was no other income in fiscal 2011.

Foreign exchange (loss) gain

Foreign exchange loss was $0.2 million in fiscal 2011, compared to a foreign exchange gains of $0.5 million in fiscal 2010. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income tax benefit

During fiscal 2011, we sold New Jersey net operating tax loss carryforwards of $4.4 million for cash of $0.4 million which resulted in an income tax benefit of the same amount.

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

Revenues

Revenues increased by $1.1 million in fiscal 2010, or 26%, to $5.1 million as compared to $4.0 million in fiscal 2009. The change in revenues was attributable primarily to the following factors:

•	Revenues relating to our autonomous PowerBuoy system increased by $1.8 million as a result of work on projects with the US Navy to provide our PowerBuoy technology to the US Navy’s DWADS and LEAP programs.

•	Revenues relating to our utility PowerBuoy system decreased by $0.7 million due primarily to a decrease in billable work on our wave power station off the coast of Spain, as work under this phase of the project neared completion, coupled with a reduction in the expected contract value of this project in late fiscal 2009. There was also a decrease in revenue related to our Hawaii project for the US Navy, partially offset by an increase in revenue related to our project off the coast of Reedsport, Oregon.

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

Product development costs

Product development costs increased by $4.6 million, or 55% to $13.0 million in fiscal 2010, as compared to $8.4 million in fiscal 2009. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. It is our intent to fund the majority of our research and development expenses, including cost-sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund research and development expenses, in which case our product development costs may continue to increase.

Selling, general and administrative costs

Selling, general and administrative costs decreased $0.4 million, or 5%, to $9.1 million in fiscal 2010, as compared to $9.5 million in fiscal 2009. The decrease was attributable primarily to a decrease in consulting, legal, accounting and investor relations expenses partially offset by increased personnel-related expenses.

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

Foreign exchange gain (loss)

Foreign exchange gain was $0.5 million in fiscal 2010, compared to a foreign exchange loss of $1.3 million in fiscal 2009. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2011, our revenues were $15.8 million, our net losses were $57.9 million and our net cash used in operating activities was $51.2 million.

	Year Ended April 30,
	2011	2010

Net loss	$(20,458,824)	$(19,132,008)
Adjustments for noncash operating items	2,112,952	1,181,318

Net cash operating loss	(18,345,872)	(17,950,690)
Net change in assets and liabilities	(424,230)	2,180,006

Net cash used in operating activities	$(18,770,102)	$(15,770,684)

Net cash provided by investing activities	$18,431,358	$7,309,086

Net cash provided by (used in) financing activities	$207,701	$(99,841)

Effect of exchange rates on cash and cash equivalents	$270,582	$530,206

Net cash used in operating activities

Net cash used in operating activities was $18.8 million for fiscal 2011 and $15.8 million for fiscal 2010. The change was the result of an increase in net loss of $1.3 million and a decrease in cash provided by operating assets and liabilities of $2.6 million, offset by an increase in cash provided by non-cash charges of $0.9 million.

The change in non-cash charges was due primarily to a change in foreign exchange gains (losses) of $0.8 million due to the relative change in the value of the British pound against the US dollar, an increase in stock compensation expense of $0.3 million, a decrease in loss on disposal of equipment of $0.1 million and a decrease in Treasury note amortization of $0.1 million.

The decrease in cash provided by operating assets and liabilities was primarily the result of a decrease in cash provided by accounts payable of $1.9 million, a decrease in cash provided by unearned revenues of $1.6 million, a decrease in cash provided by unbilled receivables of $0.6 million and a decrease in cash provided by other noncurrent liabilities of $0.3 million, partially offset by an increase in cash provided by other non-current assets of $1.1 million and an increase in cash provided by accounts receivable of $0.8 million. The change in accounts payable reflects a decrease in payables to the steel fabricator for our Reedsport, Oregon project. The changes in unearned revenue and receivables were primarily due to the timing of billings to customers.

Net cash provided by investing activities

Net cash provided by investing activities was $18.4 million and $7.3 million for fiscal 2011 and 2010, respectively. The change was primarily the result of a net decrease in purchases of marketable securities during fiscal 2011.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $0.2 million in fiscal 2011 and net cash used in financing activities was $0.1 million in fiscal 2010, reflecting a net change in our loans from the State of New Jersey. During fiscal 2011, we received a $0.25 million loan under the New Jersey Board of Public Utilities Renewable Energy Business Venture Assistance Program.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents was an increase in cash of $0.3 million and $0.5 million in fiscal 2011 and 2010, respectively. The change was primarily the result of gains on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through fiscal 2013. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain necessary financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.

Contractual Obligations

Our major outstanding contractual obligations relate primarily to our facilities leases. We have summarized in the table below our fixed contractual cash obligations as of April 30, 2011.

	Payments Due by Period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$589,000	$139,000	$200,000	$200,000	$50,000
Operating leases	574,000	326,000	248,000	—	—

Total	$1,163,000	$465,000	$448,000	$200,000	$50,000

Our long-term debt consists of a recoverable grant award from the New Jersey Board of Public Utilities. Under the recoverable grant award, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011.

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

Upon anticipating a loss on a contract, we recognize the full amount of the anticipated loss in the current period. We had loss reserves of $0.8 million as of April 30, 2011 and 2010 related to one contract. In fiscal 2009, we recognized a loss of $0.8 million on our contract for a wave power station off the coast of Spain. The additional anticipated loss in 2009 was recognized based on changes in estimated costs associated with this contract, a reduction in the expected contract value, and our decision in the fourth quarter of fiscal 2008 to absorb an additional $1.9 million in costs beyond our obligation for initial cost overruns and certain other costs as set forth in the agreement. Approximately $0.4 million of loss reserves related to the Spanish contract were no longer necessary and, accordingly, were reversed in fiscal 2010, contributing to the increase in gross profit. In fiscal 2011, we reduced revenues by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement, and there was no corresponding reduction in cost of revenues. Modifications to contract provisions, such as those in connection with the Company’s Spain construction agreement, as well as modifications in contract loss estimates, may require changes in reserves established for anticipated contract losses.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Because our stock has been publicly traded in the United States only since April 2007, we do not have a significant observable share-price volatility for the United States capital markets; therefore, we estimate our expected volatility based on that of what we consider to be similar publicly-traded companies and expect to continue to do so until such time as we have adequate historical data from our traded share price in the United States. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange on which our shares traded from October 2003 to January 2011, because we do not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market is an appropriate indicator of the expected volatility of our common stock. We voluntarily delisted from the AIM market effective January 14, 2011. Prior to fiscal 2007, we estimated the expected term of our options using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. Beginning in fiscal 2007, we estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. If we determine another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Higher volatility and longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not as significant to the calculation of the fair value of our stock-based awards.

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

The aggregate share-based compensation expense, related to all share-based transactions related to employees was approximately $1.4 million, $1.1 million and $1.5 million in fiscal 2011, 2010 and 2009, respectively.

Income taxes

We account for income taxes under the asset and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which was $39.9 million as of April 30, 2011 and $33.1 million as of April 30, 2010. We recognized a tax benefit in fiscal 2011 of $0.4 million related to the sale of $4.4 million of New Jersey state net operating losses.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We are currently assessing the impact of the guidance.

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

Management estimates that had the average yield on our cash, cash equivalents, and investments decreased by 100 basis points, our interest income for the year ended April 30, 2011 would have decreased by $0.6 million. This estimate assumes that the decrease occurred on the first day of fiscal 2011 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, and investments.

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $4.8 million as of April 30, 2011 and $4.1 million as of April 30, 2010, compared to our total cash, cash equivalents, marketable securities and restricted cash account balances of $48.3 million as of April 30, 2011 and $66.8 million as of April 30, 2010. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If the foreign currency exchange rates had fluctuated by 10% as of April 30, 2011, the impact on our foreign exchange gains and losses would have been $0.5 million.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pounds sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the year ended April 30, 2011 were recorded in Euros, British pounds sterling or Australian dollars.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective in providing reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the US Securities and Exchange Commission (SEC).

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

During the quarter ended April 30, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in the Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Date: July 14, 2011

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Charles F. Dunleavy Charles F. Dunleavy	Director, Chief Executive Officer (Principal Executive Officer)	July 14, 2011

/s/ George W. Taylor George W. Taylor	Executive Chairman of the Board of Directors	July 14, 2011

/s/ Brian M. Posner Brian M. Posner	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	July 14, 2011

/s/ Seymour S. Preston III Seymour S. Preston III	Director	July 14, 2011

/s/ Thomas J. Meaney Thomas J. Meaney	Director	July 14, 2011

/s/ Paul F. Lozier Paul F. Lozier	Director	July 14, 2011

/s/ J. Victor Chatigny J. Victor Chatigny	Director	July 14, 2011

Exhibits Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to Form 10-Q filed September 14, 2007)
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to Form 10-Q filed September 14, 2007)
4.1	Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
10.1	Engineering, Procurement and Construction of a Wave Energy Power Plant at “Punta del Pescador” (Santoña, Spain), dated July 27, 2006, between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited (incorporated by reference from Exhibit 10.1 to Form S-1 filed November 13, 2006)
10.2	Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006)
10.3	1994 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Form S-1 filed November 13, 2006)*
10.4	Incentive Stock Option Plan (incorporated by reference from Exhibit 10.6 to Form S-1 filed November 13, 2006)*
10.5	2001 Stock Plan (incorporated by reference from Exhibit 10.7 to Form S-1 filed November 13, 2006)*
10.6	2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.8 to Form S-1/A filed March 19, 2007)*
10.7	Amended and Restated Voting and Right of First Refusal Agreement, dated April 18, 2005, between Ocean Power Technologies, Inc., George W. Taylor and JoAnne E. Burns (incorporated by reference from Exhibit 10.9 to Form S-1 filed November 13, 2006)
10.8	Agreement to Refinance, dated November 14, 1993 between Joseph R. Burns, Michael Y. Epstein, George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.10 to Form S-1 filed November 13, 2006)
10.9	Amended and Restated Employment Agreement, dated April 8, 2009, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 13, 2009)*
10.10	Amended and Restated Employment Agreement, dated April 8, 2009, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 13, 2009)*
10.11	Consultant Agreement, dated August 1, 1999, between Thomas J. Meaney and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.13 to Form S-1 filed November 13, 2006)
10.12	Employment Agreement, dated September 9, 2004, between Mark R. Draper and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.14 to Form S-1 filed November 13, 2006)*
10.13	Lease Agreement, dated August 30, 2005 between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1, as amended on January 27, 2006 (incorporated by reference from Exhibit 10.16 to Form S-1 filed November 13, 2006)
10.14	Lease, dated January 15, 2007, between University of Warwick Science Park Innovation Centre Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.17 to Form S-1/A filed March 19, 2007)
10.15	Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)
10.16	Contract Number DM259735, dated September 17, 2005 between Lockheed Martin Corporation Maritime Systems and Sensors (MS2) and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.20 to Form S-1/A filed March 19, 2007)

Exhibit
Number	Description

10.17	Marketing Cooperation Agreement, dated September 9, 2006, between Ocean Power Technologies, Inc. and Lockheed Martin Corporation through its Maritime Systems and Sensors business unit (incorporated by reference from Exhibit 10.21 to Form S-1/A filed April 10, 2007)
10.18	Contract Number N00014-07-C-0617, dated May 24, 2007, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed June 8, 2007)
10.19	Addendum to the Agreement for the Engineering, Procurement and Construction of a Wave Energy Power Plant at “Punta del Pescador” (Santoña, Spain), between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited, dated February 18, 2008 (incorporated by reference from Exhibit 10.27 to Form 10-K filed July 14, 2008)
10.20	Lease, dated February 1, 2008, between KUC Properties Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2008)
10.21	Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy date September 23, 2008 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 10, 2008)
10.22	Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 10, 2008)
10.23	Agreement between Ocean Power Technologies, Inc. and the Office of Naval Research of the US Navy dated October 31, 2008 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed December 10, 2008)
10.24	Employment Agreement, dated May 19, 2010, between Brian M. Posner and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2010)*
10.25	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011)*
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Reports of Management

Management’s Report on Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the management of Ocean Power Technologies, Inc. (the Company) in conformity with generally accepted accounting principles to reflect the financial position of the Company and its operating results. The financial information appearing throughout this Annual Report is consistent with the consolidated financial statements. Management is responsible for the information and representations in such consolidated financial statements, including the estimates and judgments required for their preparation. The consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2011.

The effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/  CHARLES F. DUNLEAVY
Charles F. Dunleavy
Chief Executive Officer

/s/  BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited Ocean Power Technologies, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ocean Power Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ocean Power Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2011, and our report dated July 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ocean Power Technologies, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 14, 2011

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$4,376,136	4,236,597
Marketable securities	26,018,594	32,536,001
Accounts receivable	1,285,000	1,474,600
Unbilled receivables	456,316	448,686
Other current assets	832,142	1,005,885

Total current assets	32,968,188	39,701,769
Property and equipment, net	792,092	710,563
Patents, net	1,222,368	1,036,881
Restricted cash	1,624,669	1,205,288
Marketable securities	16,323,016	28,865,046
Other noncurrent assets	622,245	1,458,646

Total assets	$53,552,578	72,978,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,224,728	1,843,378
Accrued expenses	4,302,952	4,092,113
Unearned revenues	344,022	1,101,541
Current portion of long-term debt	139,378	95,386

Total current liabilities	6,011,080	7,132,418
Long-term debt	450,000	250,000
Deferred credits	600,000	600,000
Other noncurrent liabilities	—	140,685

Total liabilities	7,061,080	8,123,103

Commitments and contingencies (note 13)
Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,419,183 and 10,390,563 shares, respectively	10,419	10,391
Treasury stock, at cost; 7,685 and 1,072 shares, respectively	(42,734)	(6,443)
Additional paid-in capital	157,174,930	155,726,672
Accumulated deficit	(110,848,972)	(90,413,098)
Accumulated other comprehensive loss	175,907	(503,322)

Total Ocean Power Technologies, Inc. stockholders’ equity	46,469,550	64,814,200

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	21,948	40,890

Total equity	46,491,498	64,855,090

Total liabilities and stockholders’ equity	$53,552,578	72,978,193

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2011	2010	2009

Revenues	$6,691,082	5,101,311	4,049,445
Cost of revenues	6,255,437	4,298,955	4,840,403

Gross profit (loss)	435,645	802,356	(790,958)

Operating expenses:
Product development costs	13,319,110	13,001,550	8,372,244
Selling, general and administrative costs	8,399,325	9,063,482	9,529,071

Total operating expenses	21,718,435	22,065,032	17,901,315

Operating loss	(21,282,790)	(21,262,676)	(18,692,273)
Interest income, net	689,276	1,032,484	1,672,350
Other income	—	557,540	—
Foreign exchange (loss) gain	(229,415)	540,644	(1,295,227)

Loss before income taxes	(20,822,929)	(19,132,008)	(18,315,150)
Income tax benefit	364,105	—	—

Net loss	(20,458,824)	(19,132,008)	(18,315,150)
Less: Net loss (income) attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	22,950	(38,299)	—

Net loss attributable to Ocean Power Technologies, Inc.	$(20,435,874)	(19,170,307)	(18,315,150)

Basic and diluted net loss per share	$(1.99)	(1.88)	(1.79)

Weighted average shares used to compute basic and diluted net loss per share	10,246,921	10,217,003	10,210,354

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

								Total Ocean
							Accumulated	Power
					Additional		Other	Technologies, Inc,
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity

Balance, May 1, 2008	10,210,354	$10,210	—	$—	153,057,265	(52,927,641)	(41,225)	100,098,609	—	100,098,609

Net loss	—	—	—	—	—	(18,315,150)	—	(18,315,150)	—	(18,315,150)

Foreign currency translation adjustment	—	—	—	—	—		(512,098)	(512,098)	—	(512,098)

Total comprehensive loss								(18,827,248)	—	(18,827,248)

Stock-based compensation	—	—	—	—	1,453,350	—	—	1,453,350	—	1,453,350

Issuance of restricted stock	—	—	—	—	58,316	—	—	58,316	—	58,316

Balance, April 30, 2009	10,210,354	$10,210			154,568,931	(71,242,791)	(553,323)	82,783,027	—	82,783,027

Net loss	—	—	—	—	—	(19,170,307)	—	(19,170,307)	38,299	(19,132,008)

Foreign currency translation adjustment	—	—	—	—	—	—	50,001	50,001	2,591	52,592

Total comprehensive loss								(19,120,306)	40,890	(19,079,416)

Stock-based compensation	—	—	—	—	918,235	—	—	918,235	—	918,235

Issuance of restricted stock	180,209	181	—	—	239,506	—	—	239,687	—	239,687

Acquisition of treasury stock	—	—	(1,072)	(6,443)	—	—	—	(6,443)	—	(6,443)

Balance, April 30, 2010	10,390,563	10,391	(1,072)	(6,443)	155,726,672	(90,413,098)	(503,322)	64,814,200	40,890	64,855,090

Net loss	—	—	—	—	—	(20,435,874)	—	(20,435,874)	(22,950)	(20,458,824)

Foreign currency translation adjustment	—	—	—	—	—	—	679,229	679,229	4,009	683,238

Total comprehensive loss								(19,756,645)	(18,942)	(19,775,587)

Stock-based compensation	—	—	—	—	964,000	—	—	964,000	—	964,000

Issuance of restricted stock	28,620	28	—	—	484,258	—	—	484,286	—	484,286

Acquisition of treasury stock	—	—	(6,613)	(36,291)	—	—	—	(36,291)	—	(36,291)

Balance, April 30, 2011	10,419,183	$10,419	(7,685)	$(42,734)	157,174,930	(110,848,972)	175,907	46,469,550	21,948	46,491,498

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2011	2010	2009

Cash flows from operating activities:
Net loss	$(20,458,824)	(19,132,008)	(18,315,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	229,415	(540,644)	1,295,227
Depreciation and amortization	358,722	365,755	299,405
Loss on disposal of equipment	5,293	113,087	268,976
Treasury note premium amortization	71,236	146,834	288,331
Compensation expense related to stock option grants and restricted stock	1,448,286	1,117,935	1,511,666
Deferred rent	—	(21,649)	5,412
Changes in operating assets and liabilities:
Accounts receivable	277,115	(474,407)	472,422
Unbilled receivables	1,396	603,765	(589,970)
Other current assets	198,569	77,278	140,418
Other noncurrent assets	903,729	(202,731)	(857,060)
Accounts payable	(891,417)	1,047,213	(448,138)
Accrued expenses	(7,923)	153,418	(361,284)
Unearned revenues	(761,473)	827,786	(418,182)
Other noncurrent liabilities	(144,226)	147,684	—

Net cash used in operating activities	(18,770,102)	(15,770,684)	(16,707,927)

Cash flows from investing activities:
Purchases of marketable securities	(7,993,642)	(33,884,604)	(124,675,859)
Maturities of marketable securities	27,059,601	41,838,886	67,151,702
Restricted cash	(302,871)	(252,080)	—
Purchases of equipment	(72,998)	(239,449)	(811,493)
Payments of patent costs	(258,732)	(153,667)	(243,941)

Net cash provided by (used in) investing activities	18,431,358	7,309,086	(58,579,591)

Cash flows from financing activities:
Proceeds from long-term debt	250,000	—	250,000
Repayment of long-term debt	(6,008)	(93,398)	(42,801)
Acquisition of treasury stock	(36,291)	(6,443)	—

Net cash provided by (used in) financing activities	207,701	(99,841)	207,199

Effect of exchange rate changes on cash and cash equivalents	270,582	530,206	(1,488,155)

Net increase (decrease) in cash and cash equivalents	139,539	(8,031,233)	(76,568,474)
Cash and cash equivalents, beginning of period	4,236,597	12,267,830	88,836,304

Cash and cash equivalents, end of period	$4,376,136	4,236,597	12,267,830

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued expenses	$41,722	66,513	23,255
Capitalized purchases of equipment financed through accounts payable	314,824	6,360	96,304
Investment in joint ventures financed through accrued expenses	—	—	175,803

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Background

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

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the caption “Noncontrolling interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. For the years presented in the accompanying consolidated financial statements, there was one noncontrolling interest, consisting of 11.8% of the Company’s Australian subsidiary.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. For the years presented in the accompanying consolidated financial statements, there were no such entities.

The Company has a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (Iberdrola Cantabria). Revenues from Iberdrola Cantabria for the years ended April 30, 2011, 2010 and 2009 were ($242,614), $178,215, and $601,736, respectively. Additionally, aggregate accounts receivable and unbilled receivables from Iberdrola Cantabria were $341,286 and $556,491 as of April 30, 2011 and 2010, respectively. See Note 13(c).

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

The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. During the year ended April 30, 2011, the Company reduced revenue by approximately $243,000 due to a change in estimated revenue to be recognized in connection with the Company’s construction agreement relating to development of a PowerBuoy system off Santoña, Spain. During the year ended April 30, 2009, the Company recorded provisions of approximately $810,000, related to anticipated losses on contracts. During the year ended April 30, 2010, the Company reversed approximately $400,000 of the loss reserves established in fiscal year 2009 as these loss reserves were no longer necessary as of April 30, 2010. During the year

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

ended April 30, 2009, the Company recorded reductions in the contract loss reserves of $1,728,000. Reserves related to loss contracts in the amount of approximately $785,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2011 and 2010. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 13), as well as modifications in contract loss estimates, may require changes in reserves established for anticipated contract losses.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using percentage-of-completion based on the maximum awarded contract amount. In certain cases we may choose to incur costs in excess of the maximum awarded contract amount resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts we receive an agreed-upon amount for providing products and services specified in the contract. Revenue is typically recorded using percentage-of-completion based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense.

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

Cash equivalents consist of investments in short-term financial instruments with original maturities of three months or less from the date of purchase. Cash and cash equivalents include $273,000 and $1,590,000 of certificates of deposit with initial maturities of less than three months at April 30, 2011 and 2010, respectively, and $482,000 and $192,000 invested in a money market fund as of April 30, 2011 and 2010, respectively.

(e)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2011 and 2010, all of the Company’s investments were classified as held-to-maturity.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(f)	Restricted Cash and Credit Facility

The Company had $1,624,669 and $1,205,288 of restricted cash as of April 30, 2011 and April 30, 2010, respectively. The cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s subsidiaries, under a €800,000 ($1,187,000 at April 30, 2011) credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of April 30, 2011, there were €266,000 ($395,000) in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of April 30, 2011 and 2010, approximately €720,000 ($1,068,000 and $953,000 at April 30, 2011 and 2010, respectively) is included in restricted cash.

The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU in two installments in fiscal year 2011 and 2010. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. As of April 30, 2011 and 2010, the Company has assigned certificates of deposit in the amount of $500,000 and $250,000, respectively, to the NJBPU. See Note 7.

(g)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Depreciation was $310,268, $324,596 and $259,696 for the years ended April 30, 2011, 2010 and 2009, respectively.

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

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $4,793,000 and $4,131,000 as of April 30, 2011 and 2010, respectively. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying consolidated balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange (loss) gain in the accompanying consolidated statements of operations. Foreign exchange (loss) gain was ($229,415), $540,644 and ($1,295,227) for the years ended April 30, 2011, 2010 and 2009, respectively.

(j)	Patents

External costs related to the filing of patents, including legal and filing fees, are capitalized. Amortization is calculated using the straight-line method over the life of the patents (17 years, beginning upon issuance of the patent). Expenses for the development of technology are charged to operations as incurred. Amortization expense

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

was $47,877, $41,064, and $39,613 for the years ended April 30, 2011, 2010 and 2009, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of April 30, 2011 is estimated to be approximately $70,000 per year. Accumulated amortization was $333,909 and $285,454 at April 30, 2011 and 2010, respectively.

(k)	Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the years ended April 30, 2011, 2010 or 2009.

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

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Years Ended April 30,
	2011	2010	2009

US Navy	52%	80%	67%
US Department of Energy	28%	9%	4%
Iberdrola Cantabria	(4)%	4%	15%
UK Government’s Technical Strategy Board	14%	—	—

During fiscal 2011, the Company reduced revenue by approximately $243,000 due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.

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

In computing diluted net loss per share, 1,504,888, 1,532,577 and 1,676,631 options to purchase shares of common stock, non-vested restricted stock and shares to be issued to non-employee directors were excluded from the computations for the years ended April 30, 2011, 2010 and 2009, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(n)	Stock-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2011, 2010 and 2009 was approximately $1,448,000, $1,118,000 and $1,512,000 respectively.

Valuation Assumptions for Options Granted During the Years Ended April 30, 2011, 2010 and 2009

The fair value of each stock option granted during the years ended April 30, 2011, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Years Ended April 30,
	2011	2010	2009

Risk-free interest rate	2.29%	2.98%	3.36%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6.39 years	6.42 years	6.29 years
Expected volatility	93.8%	81.8%	79.3%

The above assumptions were used to determine the weighted average per share fair value of $4.18, $4.42 and $6.33 for stock options granted during the years ended April 30, 2011, 2010 and 2009, respectively.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses, to the extent incurred.

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

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company is currently assessing the impact of the guidance.

(r)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets and are summarized as follows:

	April 30,
	2011	2010

Certificates of deposit denominated in AUD	$491,895	519,232
US Treasury obligations	25,526,699	32,016,769

	$26,018,594	32,536,001

The Company’s marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets and are all classified as held-to-maturity, carried at amortized cost and are summarized as follows. All non-current marketable securities mature within two years from April 30, 2011.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

April 30, 2011
US Treasury obligations	$12,516,208	164,107	—	12,680,315
Certificate of deposit	3,806,808	—	—	3,806,808

	$16,323,016	164,107	—	16,487,123

April 30, 2010
US Treasury obligations	$25,058,238	158,672	—	25,216,910
Certificate of deposit	3,806,808	—	—	3,806,808

	$28,865,046	158,672	—	29,023,718

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Property and Equipment

The components of property and equipment are as follows:

		April 30,
	Life	2011	2010

Computers and software	3 years	$713,779	654,400
Equipment	3 to 7 years	990,283	661,120
Office furniture and equipment	3 to 7 years	297,612	303,918
Leasehold improvements	3 to 8 years	149,505	147,640

		2,151,179	1,767,078
Less accumulated depreciation and amortization		(1,359,087)	(1,056,515)

		$792,092	710,563

(5)	Accrued Expenses

The components of accrued expenses are as follows:

	April 30,
	2011	2010

Project costs	$1,505,981	1,072,635
Contract loss reserves	785,000	785,000
Employee incentive payments	749,464	682,400
Other	282,999	308,514
Employee-related costs	364,799	491,621
Payroll tax withholdings	219,632	374,208
Investment in joint venture	197,318	176,121
Legal and accounting fees	157,616	154,567
Value-added tax	40,143	47,047

	$4,302,952	4,092,113

(6)	Related Party Transactions

In August 1999, the Company entered into a consulting agreement with an individual for marketing services. Currently, this agreement is at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $85,000, $72,000 and $61,000 during the years ended April 30, 2011, 2010 and 2009, respectively. The amount of these consulting fees payable at April 30, 2011, 2010 and 2009 was $7,000, $7,000 and $5,000, respectively. In addition, this individual is also the chief executive officer of a company that provided engineering and technical services to the Company. The Company incurred expenses of approximately $207,000 and $213,000 for such services during the years ended April 30, 2011 and 2010, respectively, of which $56,000 and $65,000 was payable at April 30, 2011 and 2010, respectively. There was no such expense incurred for the year ended April 30, 2009. The Company also provided services to the company where this individual is the chief executive officer. The Company recorded revenue of approximately $77,000 and $15,000 for such services during the years ended April 30, 2011 and 2009, respectively, of which $27,000 and $6,000 was receivable at April 30, 2011 and 2010, respectively. There was no revenue earned during the year ended April 30, 2010.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Debt

During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by January 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement, with any remaining amount due on January 15, 2012. Based upon the terms of the award, the Company has repaid approximately $161,000, and the remaining $89,000 due has been classified as current portion of long-term debt on the accompanying balance sheet as of April 30, 2011.

The Company was awarded a recoverable grant totaling $500,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. As of April 30, 2011, $50,000 was included in current portion of long-term debt and $450,000 was included in long-term debt on the accompanying consolidated balance sheet. The terms also require the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company received $250,000, representing the first half of the grant during the year ended April 30, 2010 and the remaining $250,000 was received during the year ended April 30, 2011. See Note 2(f).

(8)	Deferred Credits

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of April 30, 2011 and 2010. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).

(9)	Common Stock

On April 30, 2007, the Company completed an initial public offering in the United States on the NASDAQ Global Market by issuing 5,000,000 shares of its common stock for a purchase price of $20.00 per share, resulting in net proceeds to the Company of approximately $89,900,000.

(10)	Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2011 and 2010, no shares of preferred stock had been issued.

(11)	Share-Based Compensation

Prior to August 2001, the Company maintained qualified and nonqualified stock option plans. As of April 30, 2011, the Company had 90,000 shares remaining of common stock for issuance under these plans. There are no options available for future grant under these plans as of April 30, 2011.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2011, the Company had issued or reserved 430,675 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

On April 24, 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 803,215 shares were authorized for issuance under the 2006 Stock Incentive Plan. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. As of April 30, 2011, the Company had issued share-based awards for 1,042,089 shares of common stock and had reserved an additional 611,126 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Members of the board of directors who are not full-time employees receive, as part of their annual compensation, a choice of either (a) shares of common stock worth $20,000, which vest proportionately over three years, starting on the first anniversary of the grant, or (b) an equivalent amount of options based on the Black-Scholes formula, to purchase shares of common stock that is fully vested at the time of grant. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company’s board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company’s employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

(a)	Stock Options

A summary of stock options under the plans described above is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)

Outstanding May 1, 2008	1,445,302	$14.61
Forfeited	(130,510)	15.40
Granted	317,471	8.88

Outstanding April 30, 2009	1,632,263	13.43	5.1

Forfeited	(588,018)	13.21
Granted	331,208	6.10

Outstanding April 30, 2010	1,375,453	11.87	5.2

Forfeited	(305,223)	12.79
Granted	283,705	5.36

Outstanding April 30, 2011	1,353,935	10.30	5.7

Exercisable April 30, 2011	795,163	12.68	3.8

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic value of outstanding and exercisable options as of April 30, 2011 was $453. As of April 30, 2011, approximately 559,000 additional options were expected to vest, which had $792 of intrinsic value and a weighted average remaining contractual term of 8.4 years. There was $940,309, $913,233 and $1,416,899 of total recognized compensation cost related to employees for stock options during the years ended April 30, 2011, 2010 and 2009, respectively. As of April 30, 2011, there was approximately $1,842,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.2 years. The Company normally issues new shares to satisfy option exercises under these plans.

Certain options were granted to consultants during the years ended April 30, 2011, 2010 and 2009. The Company has charged compensation expense of $23,691, $5,002 and $36,451 related to these option grants, which has been included in selling, general and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2011, 2010 and 2009, respectively.

(b)	Restricted Stock

Compensation expense for restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. There were 33,620, 157,217 and 44,992 shares of restricted stock granted to employees and non-employee board members with service and/or performance-based vesting requirements during the years ended April 30, 2011, 2010 and 2009, respectively.

A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share

Issued and unvested at May 1, 2008	—	—
Granted	44,992	6.65
Forfeited	—	—
Vested	(624)	8.01

Issued and unvested at April 30, 2009	44,368	6.63

Granted	157,217	6.29
Forfeited	(22,000)	6.27
Vested	(22,461)	6.55

Issued and unvested at April 30, 2010	157,124	6.35

Granted	33,620	5.32
Forfeited	(5,000)	6.40
Vested	(34,791)	6.17

Issued and unvested at April 30, 2011	150,953	6.16

There was $476,789, $159,700 and $58,316 of total recognized compensation cost relating to restricted stock granted to employees during the years ended April 30, 2011, 2010 and 2009, respectively. Certain shares of restricted stock were granted to non-employee directors during the years ended April 30, 2011, 2010 and 2009, respectively. The Company recorded compensation expenses of $7,497, $40,000 and $39,987 in 2011, 2010 and 2009, respectively. In 2009, the shares were not issued as of April 30, 2009, and accordingly the liability was included in accrued expense. As of April 30, 2011, there was approximately $508,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 1.9 years.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c)	Treasury Stock

During the years ended April 30, 2011 and 2010, 6,613 and 1,072 shares of common stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(12)	Income Taxes

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended April 30,
	2011	2010	2009

Computed “expected” tax benefit	(34)%	(34)%	(34)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(5)	(5)	(5)
Stock-based compensation expense	1	1	1
Federal research and development tax credits	(2)	(2)	(1)
Foreign rate differential	1	—	1
Other non-deductible expenses	1	2	1
Other	3	(1)	4
Increase in valuation allowance	33	39	33

Income tax benefit	(2)%	—%	—%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2011	2010

Deferred tax assets:
Federal net operating loss carryforwards	$23,978,000	20,818,000
Foreign net operating loss carryforwards	4,905,000	3,777,000
New Jersey state net operating loss carryforwards	3,587,000	3,035,000
Federal research and development tax credits	1,914,000	1,562,000
Foreign research and development tax credits	731,000	670,000
Stock based compensation	2,548,000	2,307,000
Capitalized research and development costs, net of amortization	766,000	—
Unrealized foreign exchange loss	333,000	231,000
Accrued expenses	737,000	428,000
Other	407,000	271,000

Gross deferred tax assets	39,906,000	33,099,000

Less: Valuation allowance	(39,906,000)	(33,099,000)

Net deferred tax assets	$—	—

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or are utilized. As of April 30, 2011 and 2010, based upon the level of historical taxable losses, valuation allowances of $39,906,000 and $33,099,000, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $6,807,000, $7,550,000 and $6,097,000 during the years ended April 30, 2011, 2010 and 2009, respectively.

As of April 30, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $70,500,000, which begin to expire in 2012. The Company also had federal research and experimental tax credit carryforwards of approximately $1,914,000 as of April 30, 2011, which begin to expire in 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company’s US initial public offering in April 2007. The Company’s annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year’s available limitation. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2011, the Company had state net operating loss carryforwards of approximately $58,100,000, which begin to expire in 2026, which also may be limited to utilization limitations. As of April 30, 2011, the Company had foreign net operating loss carryforwards of approximately $17,500,000, which begin to expire in 2024. The ability to utilize these carryforwards may also be limited in the event of a historic ownership change.

During the year ended April 30, 2011, the Company sold $4,446,000 of its New Jersey State net operating losses resulting in the recognition of an income tax benefit of $364,105 recorded in the Company’s Statement of Operations.

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At April 30, 2011, 2010 and 2009, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. US federal and state income tax returns were audited through fiscal 2007. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(13)	Commitments and Contingencies

(a)	Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in Pennington, New Jersey, Warwick, United Kingdom and Santander, Spain under operating leases that expire on various dates through April 30, 2013. Rent expense under operating leases was approximately $525,000, $579,000 and $606,000 for the years ended

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

April 30, 2011, 2010 and 2009, respectively. Future minimum lease payments under operating leases as of April 30, 2011 are as follows:

Year ending April 30:
2012	$326,000
2013	248,000

$574,000

(b)	Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

(c)	Spain Construction Agreement

The Company is currently engaged in discussions with Iberdrola Cantabria (see Note 2(a)) regarding modifications to its agreement for the first phase of the construction of a wave power station off the coast of Spain. This phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of April 30, 2011, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

(14)	Quarterly Financial Data (Unaudited)

	Three Months Ended
Fiscal Year 2011	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$1,374,407	1,864,407	1,523,601	1,928,667
Gross (loss) profit	(213,839)	87,427	70,204	491,853
Operating loss	(6,268,535)	(5,738,888)	(3,841,082)	(5,434,285)
Net loss attributable to Ocean Power Technologies, Inc.	(6,266,593)	(5,499,192)	(3,362,818)	(5,307,271)
Basic and diluted net loss per share	$(0.61)	(0.54)	(0.33)	(0.51)

	Three Months Ended
Fiscal Year 2010	Jul 31	Oct 31	Jan 31	Apr 30

Revenues	$1,310,937	581,875	856,482	2,352,017
Gross profit	286,710	53,727	165,392	296,527
Operating loss	(3,240,961)	(5,562,854)	(6,073,657)	(6,385,204)
Net loss attributable to Ocean Power Technologies, Inc.	(2,098,477)	(5,191,771)	(5,649,496)	(6,230,563)
Basic and diluted net loss per share	$(0.21)	(0.51)	(0.55)	(0.61)

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(15)	Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US, one subsidiary in the UK and one subsidiary in Australia.

Geographic information is as follows:

	Year Ended April 30, 2011
			Asia and
	North America	Europe	Australia	Total

Revenues from external customers	$5,609,789	853,939	227,354	6,691,082
Operating loss	(19,443,565)	(1,676,354)	(162,871)	(21,282,790)
Long-lived assets	619,861	172,231	—	792,092
Total assets	$47,697,028	4,935,922	919,628	53,552,578

	Year Ended April 30, 2010
			Asia and
	North America	Europe	Australia	Total

Revenues from external customers	$4,580,872	431,801	88,638	5,101,311
Operating loss	(20,068,920)	(934,638)	(259,118)	(21,262,676)
Long-lived assets	448,022	262,541	—	710,563
Total assets	$67,424,387	4,684,104	869,702	72,978,193

	Year Ended April 30, 2009
			Asia and
	North America	Europe	Australia	Total

Revenues from external customers	$2,944,361	1,016,223	88,861	4,049,445
Operating loss	(15,870,696)	(2,475,659)	(345,918)	(18,692,273)
Long-lived assets	524,231	373,429	58	897,718
Total assets	$81,006,430	7,677,316	110,160	88,793,906