Form 10-Q
period 2011-07-31
Ocean Power Technologies, Inc.
filed 2011-09-09
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 31, 2011, the number of outstanding shares of common stock of the registrant was 10,394,720.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED July 31, 2011

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of July 31, 2011 and April 30, 2011	3

Consolidated Statements of Operations for the Three Months Ended July 31, 2011 and 2010	4

Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2011 and 2010	5

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Three Months Ended July 31, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 5. Other Information	28

Item 6. Exhibits	29

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.2: CERTIFICATION
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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
Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2011 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.
You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,898,701	4,376,136
Marketable securities	25,092,913	26,018,594
Accounts receivable	982,323	1,285,000
Unbilled receivables	1,321,853	456,316
Other current assets	716,186	832,142

Total current assets	37,011,976	32,968,188
Property and equipment, net	796,059	792,092
Patents, net	1,247,951	1,222,368
Restricted cash	1,591,189	1,624,669
Marketable securities	7,516,214	16,323,016
Other noncurrent assets	627,500	622,245

Total assets	$48,790,889	53,552,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$826,833	1,224,728
Accrued expenses	3,869,988	4,302,952
Unearned revenues	1,244,562	344,022
Current portion of long-term debt	75,000	139,378

Total current liabilities	6,016,383	6,011,080
Long-term debt	425,000	450,000
Deferred credits	600,000	600,000

Total liabilities	7,041,383	7,061,080

Commitments and contingencies (note 9)
Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,411,295 and 10,419,183 shares, respectively	10,411	10,419
Treasury stock, at cost; 13,485 and 7,685 shares, respectively	(65,877)	(42,734)
Additional paid-in capital	157,545,820	157,174,930
Accumulated deficit	(115,844,036)	(110,848,972)
Accumulated other comprehensive income	85,835	175,907

Total Ocean Power Technologies, Inc. stockholders’ equity	41,732,153	46,469,550

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	17,353	21,948

Total equity	41,749,506	46,491,498

Total liabilities and stockholders’ equity	$48,790,889	53,552,578

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2011	2010
Revenues	$1,910,852	1,374,407
Cost of revenues	1,901,902	1,588,246

Gross profit (loss)	8,950	(213,839)

Operating expenses:
Product development costs	3,100,587	4,025,786
Selling, general and administrative costs	2,019,742	2,028,910

Total operating expenses	5,120,329	6,054,696

Operating loss	(5,111,379)	(6,268,535)
Interest income, net	120,768	237,465
Foreign exchange loss	(9,041)	(239,002)

Net loss	(4,999,652)	(6,270,072)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	4,588	3,479

Net loss attributable to Ocean Power Technologies, Inc.	$(4,995,064)	(6,266,593)

Basic and diluted net loss per share	$(0.49)	(0.61)

Weighted average shares used to compute basic and diluted net loss per share	10,268,155	10,236,466

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(4,999,652)	(6,270,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	9,041	239,002
Depreciation and amortization	99,140	92,156
Loss on disposals of property, plant and equipment	356	—
Treasury note premium amortization	13,914	30,784
Compensation expense related to stock option grants and restricted stock	370,882	410,568
Changes in operating assets and liabilities:
Accounts receivable	282,099	556,320
Unbilled receivables	(865,244)	103,687
Other current assets	112,335	(1,151,380)
Other noncurrent assets	(17,994)	635,565
Accounts payable	(397,069)	(423,257)
Accrued expenses	(373,541)	(637,798)
Unearned revenues	900,540	490,677
Other noncurrent liabilities	—	(137,438)

Net cash used in operating activities	(4,865,193)	(6,061,186)

Cash flows from investing activities:
Purchases of marketable securities	(271,005)	(6,035,907)
Maturities of marketable securities	10,000,000	11,998,844
Restricted cash	—	(250,000)
Purchases of equipment	(82,658)	(21,719)
Payments of patent costs	(56,836)	(80,637)

Net cash provided by investing activities	9,589,501	5,610,581

Cash flows from financing activities:
Proceeds from long-term debt	—	250,000
Repayment of debt	(89,378)	(6,008)
Acquisition of treasury stock	(23,143)	—

Net cash (used in) provided by financing activities	(112,521)	243,992

Effect of exchange rate changes on cash and cash equivalents	(89,222)	(104,384)

Net increase (decrease) in cash and cash equivalents	4,522,565	(310,997)
Cash and cash equivalents, beginning of period	4,376,136	4,236,597

Cash and cash equivalents, end of period	$8,898,701	3,925,600

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued expenses	$24,332	7,832
Capitalized purchases of equipment financed through accounts payable and accrued expenses	19,795	5,000
See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and
Comprehensive Loss
(Unaudited)

							Accumulated
					Additional		Other	Total Ocean Power
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Technologies, Inc,	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stockholders Equity	Interest	Total Equity

Balance, April 30, 2010	10,390,563	$10,391	(1,072)	$(6,443)	155,726,672	(90,413,098)	(503,322)	64,814,200	40,890	64,855,090
Net loss	—	—	—	—	—	(6,266,593)	—	(6,266,593)	(3,479)	(6,270,072)
Foreign currency translation adjustment	—	—	—	—	—	—	132,920	132,920	(1,285)	131,635

Total comprehensive loss								(6,133,673)	—	(6,138,437)
Stock based compensation	—	—	—	—	301,292	—	—	410,568	—	410,568
Issuance (forfeiture) of restricted stock, net	21,000	21	—	—	109,255	—	—	—	—	—

Balance, July 31, 2010	10,411,563	$10,412	(1,072)	$(6,443)	156,137,219	(96,679,691)	(370,402)	59,091,095	36,126	59,127,221

Balance, April 30, 2011	10,419,183	$10,419	(7,685)	$(42,734)	157,174,930	(110,848,972)	175,907	46,469,550	21,948	46,491,498
Net loss	—	—	—	—	—	(4,995,064)	—	(4,995,064)	(4,588)	(4,999,652)
Foreign currency translation adjustment	—	—	—	—	—	—	(90,072)	(90,072)	(7)	(90,079)

Total comprehensive loss	—	—	—	—	—	—	—	(5,085,136)	—	(5,089,731)
Stock based compensation	—	—	—	—	316,462	—	—	316,462	—	316,462
Issuance (forfeiture) of restricted stock, net	(7,888)	(8)	—	—	54,428	—	—	54,420	—	54,420
Acquisition of treasury stock	—	—	(5,800)	(23,143)	—	—	—	(23,143)	—	(23,143)

Balance, July 31, 2011	10,411,295	$10,411	(13,485)	$(65,877)	157,545,820	(115,844,036)	85,835	41,732,153	17,353	41,749,506

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(1) Background and Basis of Presentation
Ocean Power Technologies, Inc. (the “Company”) was incorporated on April 19, 1984 in New Jersey, commenced commercial operations in 1994 and re-incorporated in Delaware in April 2007. The Company develops and is commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets and sells its products in the United States and internationally.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.
Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company’s Consolidated Balance Sheets and Statements of Operations, which adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. As of July 31, 2011, there was one noncontrolling interest, consisting of 11.8% of the Company’s Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd.
In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of July 31, 2011, there were no such entities.
The Company has a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (“Iberdrola Cantabria”). Revenues from Iberdrola Cantabria for the three months ended July 31, 2011 and 2010 were $0 and $(231,000), respectively. Additionally, accounts receivable from Iberdrola Cantabria aggregated $331,000 and $341,000 as of July 31, 2011 and April 30, 2011, respectively. See Note 2(a) and Note 9.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(2) Summary of Significant Accounting Policies
(a) Revenue Recognition
The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. Accruals related to losses on contracts in the amount of approximately $785,000 are included in accrued expenses in the accompanying consolidated balance sheets as of July 31, 2011 and April 30, 2011. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 9), as well as modifications in contract loss estimates, may require changes in accruals established for anticipated contract losses. During the three months ended July 31, 2010, the Company’s revenue was reduced by approximately $231,000 due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.
Generally, the Company recognizes revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if the Company is unable to reasonably estimate the total costs of the project prior to completion. Because the Company has a small number of contracts, revisions to the percentage-of-completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on revenue for the periods involved. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period.
Generally the Company’s contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases the Company may choose to incur costs in excess of the maximum awarded contract amount, resulting in a loss on the contract. Currently, the Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. The Company funds the remainder of the costs as part of its product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings and cash collections exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.
(b) Cash and Cash Equivalents
Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following: $2,500,000 and $273,000 of certificates of deposit with an initial term of less than three months at July 31, 2011 and April 30, 2011, respectively and $2,562,000 and $482,000 invested in money market funds as of July 31, 2011 and April 30, 2011, respectively.
(c) Restricted Cash and Credit Facility
The Company had $1,591,189 and $1,624,669 of restricted cash as of July 31, 2011 and April 30, 2011, respectively. The cash is restricted under the terms of two security agreements.
One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s wholly-owned subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of July 31, 2011 there were €266,000 in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of July 31, 2011, approximately €720,000 is included in restricted cash.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (“NJBPU”). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company has assigned to the NJBPU certificates of deposit in the amount of $500,000, which are outstanding as of July 31, 2011. See Note 6.
(d) Foreign Exchange Gains and Losses
The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $5,214,000 and $4,793,000 as of July 31, 2011 and April 30, 2011, respectively. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which gains and losses are included in foreign exchange (loss) gain in the accompanying consolidated statements of operations. Foreign exchange (loss) was $(9,041) and $(239,002) for the three months ended July 31, 2011 and 2010, respectively.
(e) Long-Lived Assets
Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the three months ended July 31, 2011.
(f) Concentration of Credit Risk
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
The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
Customer	2011	2010 (1)

US Navy	60%	79%
US Department of Energy	25%	24%
UK Government’s Technology Strategy Board	12%	—
Scottish Government	—	11%

	97%	114%

(1)	Total exceeds 100% due to a negative revenue adjustment made to another customer (see Note 2(a)).
The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company’s financial position or results of operations. The Company does not require collateral from its customers.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(g) Net Loss per Common Share
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
In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,560,178 for the three months ended July 31, 2011 and 1,715,520 for the three months ended July 31, 2010, were excluded from the computations as the effect would be anti-dilutive due to the Company’s losses.
(h) Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company is currently assessing the impact of the guidance.
In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in financial statements. This amendment provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011. The adoption of this new guidance will not impact the Company’s financial position, results of operations or cash flows.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(3) Marketable Securities
Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	July 31,	April 30,
	2011	2011

Certificates of deposit denominated in Australian dollars	$773,326	491,895

Certificate of deposit denominated in US dollars	3,806,808	—

US Treasury obligations	20,512,779	25,526,699

	$25,092,913	26,018,594

The Company’s marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. These marketable securities all mature in less than three years, are all classified as held-to-maturity, are carried at amortized cost and are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
July 31, 2011

US Treasury obligations	$7,516,214	92,716	—	7,608,930

	$7,516,214	92,716	—	7,608,930

April 30, 2011

US Treasury obligations	$12,516,208	164,107	—	12,680,315
Certificate of deposit	3,806,808	—	—	3,806,808

	$16,323,016	164,107	—	16,487,123

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(4) Balance Sheet Detail

	July 31, 2011	April 30, 2011

Property and Equipment
Property and Equipment	$2,234,763	2,151,179
Accumulated depreciation and amortization	(1,438,704)	(1,359,087)

	$796,059	792,092

Patents
Patents	$1,595,723	1,556,277
Accumulated amortization	(347,772)	(333,909)

	$1,247,951	1,222,368

Accrued Expenses
Project costs	$1,545,339	1,505,981
Contract loss reserves	785,000	785,000
Employee incentive payments	190,579	749,464
Other	271,074	282,999
Employee-related costs	417,173	364,799
Payroll tax withholdings	169,043	219,632
Investment in joint venture	191,296	197,318
Legal and accounting fees	234,573	157,616
Value-added tax	65,911	40,143

	$3,869,988	4,302,952

(5) Related Party Transactions
In August 1999, the Company entered into a consulting agreement with an individual for the provision of marketing services. Currently, this agreement provides for fees at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $21,000 during each of the three month periods ended July 31, 2011 and 2010, respectively. The amount of consulting fees payable to this individual at July 31, 2011 and April 30, 2011 was $7,000. In addition, this individual is also the chief executive officer of a company that provides engineering and technical services to the Company. The Company incurred expenses of approximately $22,000 and $57,000 for such services during the three months ended July 31, 2011 and 2010, respectively. The amount payable to the individual’s company was $5,000 and $56,000 at July 31, 2011 and April 30, 2011, respectively. The Company also provides services to the company where this individual is the chief executive officer. The Company recorded revenue of approximately $16,000 for such services during the three months ended July 31, 2011. There was no such revenue recorded during the three months ended July 31, 2010. There were no amounts receivable from the individual’s company at July 31, 2011 and July 31, 2010, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(6) Debt
During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by July 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement. The Company has repaid the entire award of $250,000, as of July 31, 2011. The final payment of $89,378 was paid during the three months ended July 31, 2011.
The Company was awarded a recoverable grant totaling $500,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. As of July 31, 2011, $75,000 was included in current portion of long-term debt on the accompanying consolidated balance sheet. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company received $250,000, representing the first half of the grant, during the year ended April 30, 2010, and the remaining $250,000 was received in June 2010. See Note 2(c).
(7) Deferred Credits
During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of July 31, 2011 and April 30, 2011. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).
(8) Stock-Based Compensation
Costs resulting from all stock-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $371,000 and $411,000 for the three months ended July 31, 2011 and 2010, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(a) Stock Options
Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2011 and 2010
The fair value of each stock option granted during the three months ended July 31, 2011 and 2010 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Three Months Ended July 31,
	2011	2010
Risk-free interest rate	2.1%	2.4%
Expected dividend yield	0.0%	0.0%
Expected life	6.3 years	6.4 years
Expected volatility	94.0%	93.8%
The above assumptions were used to determine the weighted average per share fair value of $3.15 and $4.21 for stock options granted during the three months ended July 31, 2011 and 2010, respectively.
A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2011	1,353,935	$10.30
Forfeited	(144,350)	11.30
Exercised	—	—
Granted	229,641	4.05

Outstanding as of July 31, 2011	1,439,226	9.20	6.6

Exercisable as of July 31, 2011	777,272	12.23	4.8

There was no intrinsic value of outstanding and exercisable options as of July 31, 2011. As of July 31, 2011, approximately 662,000 additional options are expected to vest, which options have no intrinsic value and a weighted average remaining contractual term of 8.8 years. There was approximately $316,000 of total recognized compensation cost for the three months ended July 31, 2011 related to stock options. As of July 31, 2011, there was approximately $2,232,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.3 years. The Company normally issues new shares to satisfy option exercises under these plans. During the three months ended July 31, 2011, stock options granted included 16,996 stock options which were subject to performance-based vesting requirements. Stock options outstanding as of July 31, 2011 included 16,996 stock options subject to performance-based vesting requirements.
(b) Restricted Stock
Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the three months ended July 31, 2011, there were 9,000 shares of non-vested restricted stock granted to employees with performance-based vesting requirements. During the three months ended July 31, 2011, 16,888 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives. Restricted stock issued and unvested at July 31, 2011, included 71,999 shares of non-vested restricted stock subject to performance-based vesting requirements.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share

Issued and unvested at April 30, 2011	150,953	$6.16
Granted	9,000	4.05
Forfeited	(16,888)	6.13
Vested	(22,113)	6.06

Issued and unvested at July 31, 2011	120,952	6.03

There was approximately $54,000 of total recognized compensation cost for the three months ended July 31, 2011 related to restricted stock. As of July 31, 2011, there was approximately $314,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.8 years.
(c) Treasury Stock
During the three months ended July 31, 2011, 5,800 shares of common stock were purchased by the Company.
(9) Commitments and Contingencies
Litigation
The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.
Spain Construction Agreement
The Company is currently engaged with Iberdrola Cantabria in discussions regarding modifications to its agreement for the first phase of the construction of a wave power project off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of July 31, 2011, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(10) Income Taxes
The Company did not recognize any consolidated income tax benefit (expense) for the three month periods ended July 31, 2011 and 2010. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.
During the three months ended July 31, 2011, the Company had no material changes in uncertain tax positions.
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
Geographic information is as follows:

				Asia and
	North America	Europe		Australia	Total

Three months ended July 31, 2011
Revenues from external customers	$1,688,551	222,301		—	1,910,852
Operating loss	(4,647,691)	(413,622)		(50,066)	(5,111,379)

Three months ended July 31, 2010
Revenues from external customers	1,452,135	(77,728	)(1)	—	1,374,407
Operating loss	(5,732,219)	(498,672)		(37,644)	(6,268,535)

July 31, 2011
Long-lived assets	568,436	227,623		—	796,059
Total assets	42,679,671	5,210,906		900,312	48,790,889

April 30, 2011
Long-lived assets	619,861	172,231		—	792,092
Total assets	$47,697,028	4,935,922		919,628	53,552,578

(1)	See Note 2(a).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2012 refers to the year ending April 30, 2012).
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
The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a still on-going project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation, or Lockheed Martin, in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. In August 2011, we deployed an autonomous PowerBuoy for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program. The LEAP PowerBuoy, incorporating a unique power take-off and on-board storage system, is significantly smaller and more compact than our standard utility PowerBuoy. It provides persistent, off-grid clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications.
At July 31, 2011, our total negotiated backlog was $7.1 million compared with $6.5 million at July 31, 2010. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months. Our backlog includes both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $5.1 million and $5.9 million at July 31, 2011 and 2010, respectively.
For the three months ended July 31, 2011, we generated revenues of $1.9 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $5.0 million, compared to revenues of $1.4 million and a net loss attributable to Ocean Power Technologies, Inc. of $6.3 million for the three months ended July 31, 2010. As of July 31, 2011, our accumulated deficit was $115.8 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Since fiscal 2002, the US Navy has accounted for a significant portion of our revenues. We expect that, over time, revenues derived from utilities and other non-government commercial customers will increase more rapidly than sales to government customers and may, over time, represent the majority of our revenues.

The marine energy industry, including wave, tidal and ocean current energy technologies, is expected to benefit from various legislative initiatives that have been undertaken or are planned by state and federal agencies. For example, the US production tax credit was expanded to include marine energy as part of the Energy Improvement and Extension Act of 2008, signed into law in October 2008. Production tax credit provisions, that were previously in place, served only to benefit other renewable energy sources such as wind and solar. This legislation enables owners of wave power projects in the US to receive federal production tax credits, which, by their prospective effect of lowering income taxes for our customers based on energy produced, should improve the comparative economics of wave power as a renewable energy source.
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
The recent global economic uncertainty may have a negative effect on our business, financial condition and results of operations because the utility companies with which we contract or propose to contract may decrease their investment in new power generation equipment in response to the uncertainty. However, the various legislative initiatives described above may diminish the effect of any decrease in such capital expenditures by these utility companies insofar as they may relate to renewable energy generation equipment. As discussed above, the timing, scope and size of these new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. In addition, we do not believe the recent global economic uncertainty will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom, standard parts found in many regions of the world.
According to the International Energy Agency, $3.4 trillion is expected to be spent for new renewable energy generation equipment in the period from 2007 to 2030. This equates to annual global expenditures of approximately $150 billion. We plan to take advantage of these global drivers of demand for renewable energy as we continue to refine and expand our proprietary technology.

Financial Operations Overview
The following describes certain line items in our consolidated statements of operations and some of the factors that affect our operating results.
Revenues
Generally, we recognize revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage-of-completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on our revenue for the periods involved. Upon anticipating a loss on a contract, we recognize the full amount of the anticipated loss in the current period.
Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed upon amount, there is a profit or loss on the project. Under cost sharing contracts, the fixed amount agreed-upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense.
The US Navy has been our largest customer since fiscal 2002. The US Navy accounted for approximately 60% and 79% of our revenues for the three months ended July 31, 2011 and 2010, respectively. We anticipate that, if our commercialization efforts are successful, the relative contribution of the US Navy to our revenue may decline in the future.
The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2011 and 2010:

	Three months ended July 31,
	($ millions)
Customer	2011	2010

US Navy	$1.1	$1.1
US Department of Energy	0.5	0.3
UK Government’s Technology Strategy Board	0.2	—
Iberdrola Cantabria	—	(0.2)
Scottish Government	—	0.2
Other	0.1	—

	$1.9	$1.4

During the three months ended July 31, 2010, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the three months ended July 31, 2011 and 2010:

	Three months ended July 31,
Customer Location	2011	2010

United States	88%	106%
Europe	12%	(6	)%(1)
Asia and Australia	—	—

	100%	100%

(1)	During the three months ended July 31, 2010, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.
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
Interest income
Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $43.1 million as of July 31, 2011, compared to $60.8 million as of July 31, 2010. Interest income in the three months ended July 31, 2011 decreased compared to the three months ended July 31, 2010 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.
We anticipate that our interest income reported in fiscal 2012 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash.

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
We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $5.2 million at both July 31, 2011 and July 31, 2010, compared to our total cash, cash equivalents, restricted cash, and marketable security balances of $43.1 million as of July 31, 2011 and $60.8 million as of July 31, 2010. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.
In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2011 and 2010 were recorded in Euros, British pounds sterling or Australian dollars.
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

Results of Operations
Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010
The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	July 31, 2011		July 31, 2010		% Change
		As a % of		As a % of	2011 Period to
	Amount	Revenues (1)	Amount	Revenues (1)	2010 Period
Revenues	$1,910,852	100%	$1,374,407	100%	39%
Cost of revenues	1,901,902	100	1,588,246	116	20

Gross profit (loss)	8,950	—	(213,839)	(16)	104

Operating expenses:
Product development costs	3,100,587	162	4,025,786	293	23
Selling, general and administrative costs	2,019,742	106	2,028,910	148	—

Total operating expenses	5,120,329	268	6,054,696	441	15

Operating loss	(5,111,379)	(267)	(6,268,535)	(456)	18
Interest income, net	120,768	6	237,465	17	49
Foreign exchange loss	(9,041)	—	(239,002)	(17)	96

Net loss	(4,999,652)	(262)	(6,270,072)	(456)	20
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	4,588	—	3,479	—	32

Net loss attributable to Ocean Power Technologies, Inc.	$(4,995,064)	(261)%	$(6,266,593)	(456)%	20%

(1)	Certain subtotals may not add due to rounding.
Revenues
Revenues increased by $0.5 million in the three months ended July 31, 2011, or 39%, to $1.9 million, as compared to $1.4 million in the three months ended July 31, 2010. The change in revenues was attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system increased by $0.4 million due primarily to an increase in billable work on our PB500 PowerBuoy development. This was partially offset by a decrease in revenue related to our 150kW PowerBuoy project off the coast of Scotland, as this project nears completion. Additionally, during the three months ended July 31, 2010, revenue was reduced by $0.2 million due to a change in estimate of revenue to be recognized in connection with our Spain construction agreement.

•	Revenues relating to our autonomous PowerBuoy system increased by $0.1 million as a result of an increase in billable work on our project to provide our PowerBuoy technology to the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program. This was partially offset by a decrease in billable work on the US Navy’s Deep Water Active Detection System (“DWADS”), as this project neared completion.
Cost of revenues
Cost of revenues increased by $0.3 million, or 20%, to $1.9 million in the three months ended July 31, 2011, as compared to $1.6 million in the three months ended July 31, 2010. This increase in the cost of revenues reflected the increased activity related to our PB500 PowerBuoy development project and the US Navy’s LEAP program. This was partially offset by a lower level of activity on our 150kW PowerBuoy project off the coast of Scotland and the US Navy’s DWADS project, as these projects neared completion.

We operated at a break-even gross profit in the three months ended July 31, 2011 and a gross loss of $0.2 million for the three months ended July 31, 2010. Certain of our projects in the three months ended July 31, 2011 and 2010 were under cost sharing contracts. Under cost sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using percentage-of-completion applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price commercial contracts. During the three months ended July 31, 2010, revenue was reduced by $0.2 million due to a change in estimate of revenue to be recognized in connection with our Spain construction agreement. There was no corresponding reduction in cost of revenue. This resulted in a $0.2 million gross loss being recognized on the Spain project during the three months ended July 31, 2010.
Product development costs
Product development costs decreased by $0.9 million, or 23%, to $3.1 million in the three months ended July 31, 2011, as compared to $4.0 million in the three months ended July 31, 2010. Product development costs were primarily attributable to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. The decrease in product development costs is primarily related to a decrease in spending related to our 150kW PowerBuoy project off the coast of Scotland, as the construction phase of the project was completed. This was partially offset by an increase in spending related to our 150kW PowerBuoy project off the coast of Oregon. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing obligations under some of our customer contracts, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may increase. During the three months ended July 31, 2011, the majority of funding for our PB500 PowerBuoy development project was from external sources.
Selling, general and administrative costs
Selling, general and administrative costs were $2.0 million for the three months ended July 31, 2011 and for the three months ended July 31, 2010.
Interest income
Interest income decreased approximately $0.1 million, or 49%, to $0.1 million for the three months ended July 31, 2011, as compared to $0.2 million in the three months ended July 31, 2010, due to a decrease in cash, cash equivalents and marketable securities and average yield. The average yield was approximately 1.06% during the three months ended July 31, 2011 and 1.49% during the three months ended July 31, 2010.
Foreign exchange (loss) gain
Foreign exchange loss was $9,000 for the three months ended July 31, 2011, compared to a foreign exchange loss of $0.2 million for the three months ended July 31, 2010. The difference was primarily attributable to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Liquidity and Capital Resources
Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2011, our revenues were $15.8 million, our net losses were $57.9 million and our net cash used in operating activities was $51.2 million.
Cash flows for the three months ended July 31, 2011 and 2010 are as follows:

	Three Months Ended July 31,
	2011	2010
Net loss	$(4,999,652)	$(6,270,072)

Adjustments for noncash operating items	493,333	772,510

Net cash operating loss	(4,506,319)	(5,497,562)

Net change in operating assets and liabilities	(358,874)	(563,624)

Net cash used in operating activities	$(4,865,193)	$(6,061,186)

Net cash provided by investing activities	$9,589,501	$5,610,581

Net cash (used in) provided by financing activities	$(112,521)	$243,992

Effect of exchange rates on cash and cash equivalents	$(89,222)	$(104,384)

Net cash used in operating activities
Net cash used in operating activities was $4.9 million and $6.1 million for the three months ended July 31, 2011 and 2010, respectively. The change was the result of a decrease in net loss of $1.3 million and in cash used by operating assets and liabilities of $0.2 million, offset by a decrease in non-cash charges of $0.3 million.
The change in non-cash charges was primarily due to a change in foreign exchange losses of $0.2 million resulting from the relative change in the value of the British pound sterling against the US dollar.
Net cash provided by investing activities
Net cash provided by investing activities was $9.6 million and $5.6 million for the three months ended July 31, 2011 and 2010, respectively. The change was primarily the result of a net decrease in purchases of marketable securities during the three months ended July 31, 2011.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $0.1 million in the three months ended July 31, 2011 and net cash provided by financing activities was $0.2 million in the three months ended July 31, 2010. During the three months ended July 31, 2011, we repaid $0.1 million under a loan from the New Jersey Economic Development Authority. During the three months ended July 31, 2010, we received a $0.25 million loan under the NJBPU Renewable Energy Business Venture Assistance Program.
Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on cash and cash equivalents was a loss of $0.1 million in the three months ended July 31, 2011 and a loss of $0.1 million in the three months ended July 31, 2010. The effect of exchange rates on cash and cash equivalents primarily results from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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
We estimate that if the average yield on our cash, cash equivalents and marketable securities had decreased by 100 basis points, during the three months ended July 31, 2011, our interest income for the period would have decreased by approximately $0.1 million. This estimate assumes that the decrease occurred on the first day of the fiscal period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and marketable securities.
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
We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $5.2 million as of July 31, 2011 compared to our total cash, cash equivalents, marketable securities and restricted cash account balances of $43.1 million as of July 31, 2011. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If foreign currency exchange rates had fluctuated by 10% as of July 31, 2011, the impact on our foreign exchange gains and losses would have been $0.5 million.
In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2011 were recorded in Euros, British pounds sterling or Australian dollars.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of July 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2011. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 14, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details the Company’s share repurchases during the quarter:

Approximate
			Total Number of	Dollar Value that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of A	Purchased Under
Period	Purchased (1)	per Share	Announced Plan	the Plan

May 1-31, 2011	—	—	—	—
June 1-30, 2011	5,800	3.99	—	—
July 1-31, 2011	—	—	—	—

(1)	Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, filed September 9, 2011: (i) Consolidated Balance Sheets – July 31, 2011 (unaudited) and April 30, 2011, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited) – Three Months Ended July 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Charles F. Dunleavy

Charles F. Dunleavy
Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2011

By:	/s/ Brian M. Posner

Brian M. Posner
Chief Financial Officer
(Principal Financial Officer)

Date: September 9, 2011

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

101
The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, filed September 9, 2011: (i) Consolidated Balance Sheets – July 31, 2011 (unaudited) and April 30, 2011, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited) – Three Months Ended July 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.