Form 10-Q
period 2011-10-31
Ocean Power Technologies, Inc.
filed 2011-12-12
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 30, 2011, the number of outstanding shares of common stock of the registrant was 10,414,389.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011

Page
Number

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of October 31, 2011 and April 30, 2011	3

Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2011 and 2010	4

Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2011 and 2010	5

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Six Months Ended October 31, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 5. Other Information	30

Item 6. Exhibits	31

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,756,438	4,376,136
Marketable securities	29,568,777	26,018,594
Accounts receivable	657,178	1,285,000
Unbilled receivables	560,008	456,316
Other current assets	901,232	832,142

Total current assets	37,443,633	32,968,188

Property and equipment, net	764,136	792,092
Patents, net	1,296,698	1,222,368
Restricted cash	1,518,224	1,624,669
Marketable securities	3,019,224	16,323,016
Other noncurrent assets	534,411	622,245

Total assets	$44,576,326	53,552,578

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$595,888	1,224,728
Accrued expenses	3,689,028	4,302,952
Unearned revenues	1,145,275	344,022
Current portion of long-term debt	100,000	139,378

Total current liabilities	5,530,191	6,011,080

Long-term debt	400,000	450,000
Deferred credits	600,000	600,000

Total liabilities	6,530,191	7,061,080

Commitments and contingencies (note 9)

Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,414,389 and 10,419,183 shares, respectively	10,414	10,419
Treasury stock, at cost; 16,575 and 7,685 shares, respectively	(81,601)	(42,734)
Additional paid-in capital	157,878,805	157,174,930
Accumulated deficit	(119,726,393)	(110,848,972)
Accumulated other comprehensive (loss) income	(43,219)	175,907

Total Ocean Power Technologies, Inc. stockholders’ equity	38,038,006	46,469,550

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	8,129	21,948

Total equity	38,046,135	46,491,498

Total liabilities and stockholders’ equity	$44,576,326	53,552,578

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Revenues	$1,515,437	1,864,407	3,426,289	3,238,814
Cost of revenues	1,483,590	1,776,980	3,385,492	3,365,226

Gross profit (loss)	31,847	87,427	40,797	(126,412)

Operating expenses:
Product development costs	2,062,540	3,679,470	5,163,127	7,705,256
Selling, general and administrative costs	2,015,108	2,146,845	4,034,850	4,175,755

Total operating expenses	4,077,648	5,826,315	9,197,977	11,881,011

Operating loss	(4,045,801)	(5,738,888)	(9,157,180)	(12,007,423)

Interest income, net	125,602	160,884	246,370	398,349
Foreign exchange gain (loss)	29,334	71,192	20,293	(167,810)

Net loss	(3,890,865)	(5,506,812)	(8,890,517)	(11,776,884)

Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	8,508	7,620	13,096	11,099

Net loss attributable to Ocean Power Technologies, Inc.	$(3,882,357)	(5,499,192)	(8,877,421)	(11,765,785)

Basic and diluted net loss per share	$(0.38)	(0.54)	(0.86)	(1.15)

Weighted average shares used to compute basic and diluted net loss per share	10,275,964	10,245,168	10,272,059	10,240,817

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(8,890,517)	(11,776,884)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(20,293)	167,810
Depreciation and amortization	196,078	184,083
Loss on disposals of property, plant and equipment	9,614	923
Treasury note premium amortization	27,828	44,268
Compensation expense related to stock option grants and restricted stock	703,801	792,013
Changes in operating assets and liabilities:
Accounts receivable	588,779	1,035,153
Unbilled receivables	(108,395)	(37,578)
Other current assets	(75,511)	291,575
Other noncurrent assets	67,360	730,413
Accounts payable	(605,704)	(859,251)
Accrued expenses	(583,477)	67,957
Unearned revenues	801,253	103,096
Other noncurrent liabilities	—	(141,101)

Net cash used in operating activities	(7,889,184)	(9,397,523)

Cash flows from investing activities:
Purchases of marketable securities	(860,380)	(6,775,252)
Maturities of marketable securities	10,580,936	22,504,766
Restricted cash	54,470	(250,000)
Purchases of equipment	(127,975)	(41,743)
Payments of patent costs	(96,039)	(113,538)

Net cash provided by investing activities	9,551,012	15,324,233

Cash flows from financing activities:

Proceeds from long-term debt	—	250,000
Repayment of debt	(89,378)	(6,008)
Acquisition of treasury stock	(38,867)	—

Net cash (used in) provided by financing activities	(128,245)	243,992

Effect of exchange rate changes on cash and cash equivalents	(153,281)	90,364

Net increase in cash and cash equivalents	1,380,302	6,261,066

Cash and cash equivalents, beginning of period	4,376,136	4,236,597

Cash and cash equivalents, end of period	$5,756,438	10,497,663

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued expenses	$47,694	16,431
Capitalized purchases of equipment financed through accounts payable and accrued expenses	38,461	5,715
See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and
Comprehensive Loss
(Unaudited)

							Accumulated
					Additional		Other	Total Ocean Power
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Technologies, Inc,	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stockholders Equity	Interest	Total Equity
Balance, April 30, 2010	10,390,563	$10,391	(1,072)	$(6,443)	155,726,672	(90,413,098)	(503,322)	64,814,200	40,890	64,855,090
Net loss	—	—	—	—	—	(11,765,785)	—	(11,765,785)	(11,099)	(11,776,884)
Foreign currency translation adjustment	—	—	—	—	—	—	368,683	368,683	1,524	370,207

Total comprehensive loss								(11,397,102)	(9,575)	(11,406,677)
Stock based compensation	—	—	—	—	555,392	—	—	555,392	—	555,392
Issuance (forfeiture) of restricted stock, net	28,620	28	—	—	236,593	—	—	236,621	—	236,621

Balance, October 31, 2010	10,419,183	$10,419	(1,072)	$(6,443)	156,518,657	(102,178,883)	(134,639)	54,209,111	31,315	54,240,426

Balance, April 30, 2011	10,419,183	$10,419	(7,685)	$(42,734)	157,174,930	(110,848,972)	175,907	46,469,550	21,948	46,491,498
Net loss	—	—	—	—	—	(8,877,421)	—	(8,877,421)	(13,096)	(8,890,517)
Foreign currency translation adjustment	—	—	—	—	—	—	(219,126)	(219,126)	(723)	(219,849)

Total comprehensive loss	—	—	—	—	—	—	—	(9,096,547)	(13,819)	(9,110,366)
Stock based compensation	—	—	—	—	621,579	—	—	621,579	—	621,579
Issuance (forfeiture) of restricted stock, net	(4,794)	(5)	—	—	82,296	—	—	82,291	—	82,291
Acquisition of treasury stock	—	—	(8,890)	(38,867)	—	—	—	(38,867)	—	(38,867)

Balance, October 31, 2011	10,414,389	$10,414	(16,575)	$(81,601)	157,878,805	(119,726,393)	(43,219)	38,038,006	8,129	38,046,135

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
Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company’s Consolidated Balance Sheets and Statements of Operations, which adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. As of October 31, 2011, there was one noncontrolling interest, consisting of 11.8% of the Company’s Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd.
In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of October 31, 2011, there were no such entities.
The Company has a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (“Iberdrola Cantabria”). Revenues from Iberdrola Cantabria for the six months ended October 31, 2011 and 2010 were $0 and $(237,000), respectively. Additionally, accounts receivable from Iberdrola Cantabria aggregated $325,000 and $341,000 as of October 31, 2011 and April 30, 2011, respectively. See Note 2(a) and Note 9.
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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(2) Summary of Significant Accounting Policies
(a) Revenue Recognition
The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. Accruals related to losses on contracts in the amount of approximately $785,000 are included in accrued expenses in the accompanying consolidated balance sheets as of October 31, 2011 and April 30, 2011. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 9), as well as modifications in contract loss estimates, may require changes in accruals established for anticipated contract losses. During the six months ended October 31, 2010, the Company’s revenue was reduced by approximately $237,000 due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.
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
Generally the Company’s contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, the Company may choose to incur costs in excess of the maximum awarded contract amount, resulting in a loss on the contract. Currently, the Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. The Company funds the remainder of the costs as part of its product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense.
Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings and cash collections exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues. During the six months ended October 31, 2011, the Company received a $1.1 million advance payment, which was recorded as unearned revenues, related to a grant from the European Union for the WavePort project in Spain.
(b) Cash and Cash Equivalents
Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following: $0 and $273,000 of certificates of deposit with an initial term of less than three months at October 31, 2011 and April 30, 2011, respectively, and $2,906,000 and $482,000 invested in money market funds as of October 31, 2011 and April 30, 2011, respectively.
(c) Restricted Cash and Credit Facility
The Company had $1,518,224 and $1,624,669 of restricted cash as of October 31, 2011 and April 30, 2011, respectively. The cash is restricted under the terms of two security agreements.
One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s wholly-owned subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of October 31, 2011 there were €266,000 in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of October 31, 2011, approximately €720,000 was included in restricted cash related to this arrangement.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (“NJBPU”). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company has assigned to the NJBPU certificates of deposit in the amount of $500,000, which were outstanding as of October 31, 2011. See Note 6.
(d) Foreign Exchange Gains and Losses
The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. Such certificates of deposit and cash accounts had a balance of approximately $4,088,000 and $4,793,000 as of October 31, 2011 and April 30, 2011, respectively. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which gains and losses are included in foreign exchange (loss) gain in the accompanying consolidated statements of operations. Foreign exchange gain (loss) was $29,334 and $71,192 for the three months ended October 31, 2011 and 2010, respectively, and $20,293 and $(167,810) for the six months ended October 31, 2011 and 2010, respectively.
(e) Long-Lived Assets
Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the six months ended October 31, 2011.
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
The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
Customer	2011	2010	2011	2010
US Navy	31%	50%	47%	62%
US Department of Energy	23%	31%	24%	28%
UK Government’s Technology Strategy Board	32%	15%	21%	9%
European Union (WavePort project)	11%	—	5%	—

	97%	96%	97%	99%

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
In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,551,433 for the three and six months ended October 31, 2011 and 1,747,751 for the three and six months ended October 31, 2010, were excluded from the computations as the effect would be anti-dilutive due to the Company’s losses.
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
(i) Reclassifications
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
Notes to Consolidated Financial Statements
(Unaudited)
(3) Marketable Securities
Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	October 31,	April 30,
	2011	2011

Certificates of deposit denominated in Australian dollars	$766,115	491,895

Certificate of deposit denominated in US dollars	3,806,808	—

US Treasury obligations	24,995,854	25,526,699

	$29,568,777	26,018,594

The Company’s marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. These marketable securities all mature in less than three years, are all classified as held-to-maturity, are carried at amortized cost and are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
October 31, 2011

US Treasury obligations	$3,019,224	29,046	—	3,048,270

	$3,019,224	29,046	—	3,048,270

April 30, 2011

US Treasury obligations	$12,516,208	164,107	—	12,680,315
Certificate of deposit	3,806,808	—	—	3,806,808

	$16,323,016	164,107	—	16,487,123

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(4) Balance Sheet Detail

	October 31, 2011	April 30, 2011
Property and Equipment
Property and Equipment	$2,278,453	2,151,179
Accumulated depreciation and amortization	(1,514,317)	(1,359,087)

	$764,136	792,092

Patents
Patents	$1,658,288	1,556,277
Accumulated amortization	(361,590)	(333,909)

	$1,296,698	1,222,368

Accrued Expenses
Project costs	$1,336,102	1,505,981
Contract loss reserves	785,000	785,000
Employee incentive payments	368,786	749,464
Other	206,612	282,999
Employee-related costs	432,611	364,799
Payroll tax withholdings	166,162	219,632
Investment in joint venture	188,027	197,318
Legal and accounting fees	202,361	157,616
Value-added tax	3,367	40,143

	$3,689,028	4,302,952

(5) Related Party Transactions
In August 1999, the Company entered into a consulting agreement with an individual for the provision of marketing services. Currently, this agreement provides for fees at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. Under this consulting agreement, the Company expensed approximately $23,000 and $21,000 during the three month periods ended October 31, 2011 and 2010, respectively, and $44,000 and $42,000 during the six months ended October 31, 2011 and 2010, respectively. The amount of consulting fees payable to this individual at both October 31, 2011 and 2010 was $7,000.
In addition, this individual is also the chief executive officer of a company that provides engineering and technical services to the Company. The Company incurred expenses of approximately $7,000 and $42,000 for such services during the three months ended October 31, 2011 and 2010, respectively, and $29,000 and $99,000 during the six months ended October 31, 2011 and 2010, respectively. There was no amount payable to the individual’s company at October 31, 2011, and $21,000 was payable as of October 31, 2010.
The Company also provides services to the company where this individual is the chief executive officer. The Company recorded revenue of approximately $50,000 and $11,000 for such services during the three months ended October 31, 2011 and 2010, respectively, and $67,000 and $11,000 during the six months ended October 31, 2011 and 2010, respectively. There were no amounts receivable from the individual’s company at October 31, 2011 or October 31, 2010.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(6) Debt
During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company must repay the amount funded, without interest, by July 15, 2012. The amounts to be repaid each year are determined as a percentage of revenues (as defined in the loan agreement) the Company receives that year from its customer contracts that meet criteria specified in the loan agreement. The Company has repaid the entire award of $250,000 as of October 31, 2011. The final payment of $89,378 was paid in May 2011.
The Company was awarded a recoverable grant totaling $500,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. As of October 31, 2011 and April 30, 2011, $100,000 and $50,000, respectively, was included in current portion of long-term debt on the accompanying consolidated balance sheet. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company received $250,000, representing the first half of the grant, during the year ended April 30, 2010, and the remaining $250,000 was received in June 2010. See Note 2(c).
(7) Deferred Credits
During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits in the accompanying consolidated balance sheets as of October 31, 2011 and April 30, 2011. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).
(8) Stock-Based Compensation
Costs resulting from all stock-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $704,000 and $792,000 for the six months ended October 31, 2011 and 2010, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(a) Stock Options
Valuation Assumptions for Options Granted During the Six Months Ended October 31, 2011 and 2010
The fair value of each stock option granted during the six months ended October 31, 2011 and 2010 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Six Months Ended October 31,
	2011	2010
Risk-free interest rate	1.8%	2.3%
Expected dividend yield	0.0%	0.0%
Expected life	5.8 years	6.4 years
Expected volatility	94.5%	93.8%
The above assumptions were used to determine the weighted average per share fair value of $2.98 and $5.36 for stock options granted during the six months ended October 31, 2011 and 2010, respectively.
A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2011	1,353,935	$10.30
Forfeited	(190,830)	12.78
Exercised	—	—
Granted	266,822	3.98

Outstanding as of October 31, 2011	1,429,927	8.79	6.6

Exercisable as of October 31, 2011	798,333	11.26	5.0

The total intrinsic value of outstanding and exercisable options as of October 31, 2011 was $7,000. As of October 31, 2011, approximately 632,000 additional options are expected to vest in the future, which options have no intrinsic value and a weighted average remaining contractual term of 8.6 years. There was approximately $622,000 of total recognized compensation cost for the six months ended October 31, 2011 related to stock options. As of October 31, 2011, there was approximately $1,990,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.2 years. The Company normally issues new shares to satisfy option exercises under these plans. During the six months ended October 31, 2011, stock options granted included 16,996 stock options which were subject to performance-based vesting requirements. Stock options outstanding as of October 31, 2011 included 16,996 stock options subject to performance-based vesting requirements.
(b) Restricted Stock
Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the six months ended October 31, 2011, there were 9,000 shares of non-vested restricted stock granted to employees with performance-based vesting requirements and 5,634 shares of non-vested restricted stock granted to a member of the Board of Directors with service based requirements. During the six months ended October 31, 2011, 16,888 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives and 2,540 shares of non-vested restricted stock subject to service-based requirements were forfeited. Restricted stock issued and unvested at October 31, 2011 included 71,999 shares of non-vested restricted stock subject to performance-based vesting requirements.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share

Issued and unvested at April 30, 2011	150,953	$6.16
Granted	14,634	3.86
Forfeited	(19,428)	6.01
Vested	(24,653)	5.98

Issued and unvested at October 31, 2011	121,506	5.95

There was approximately $82,000 of total recognized compensation cost for the six months ended October 31, 2011 related to restricted stock. As of October 31, 2011, there was approximately $240,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 1.6 years.
(c) Treasury Stock
During the six months ended October 31, 2011, 8,890 shares of common stock were purchased by the Company.
(9) Commitments and Contingencies
Litigation
The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.
Spain Construction Agreement
The Company is currently engaged with Iberdrola Cantabria in discussions regarding modifications to its agreement for the first phase of the construction of a wave power project off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of October 31, 2011, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(10) Income Taxes
The Company did not recognize any consolidated income tax benefit (expense) for the three and six month periods ended October 31, 2011 and 2010. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.
During the six months ended October 31, 2011, the Company had no material changes in uncertain tax positions.
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
Geographic information is as follows:

			Asia and
	North America	Europe	Australia	Total

Three months ended October 31, 2011
Revenues from external customers	$1,027,483	487,954	—	1,515,437
Operating loss	(3,633,509)	(330,622)	(81,670)	(4,045,801)

Three months ended October 31, 2010
Revenues from external customers	1,577,993	277,380	9,034	1,864,407
Operating loss	(5,322,111)	(341,705)	(75,072)	(5,738,888)

Six months ended October 31, 2011
Revenues from external customers	2,716,034	710,255	—	3,426,289
Operating loss	(8,281,200)	(744,244)	(131,736)	(9,157,180)

Six months ended October 31, 2010
Revenues from external customers	3,030,128	199,652	9,034	3,238,814
Operating loss	(11,054,330)	(840,377)	(112,716)	(12,007,423)

October 31, 2011
Long-lived assets	578,568	185,568	—	764,136
Total assets	39,872,578	3,856,636	847,112	44,576,326

April 30, 2011
Long-lived assets	619,861	172,231	—	792,092
Total assets	$47,697,028	4,935,922	919,628	53,552,578

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
Overview
We develop and are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer two PowerBuoy products, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system. We also offer our customers operations and maintenance services for our PowerBuoy systems, which are expected to provide a source of recurring revenues. In addition, we market our undersea substation pod and undersea power connection infrastructure services to other companies in the marine energy sector. Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our product development efforts. Our goal, over time, is to generate revenues from utilities and other non-government commercial customers and to have such revenues increase more rapidly than those from government customers, and to have them represent the majority of our revenues in the future. In addition, we expect that in the future an increased portion of our revenues will be from the sale of products and maintenance services, as compared to revenue to support our product development efforts.
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
The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation, or Lockheed Martin, in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy system as a power source for the Navy’s Deep Water Active Detection System (“DWADS”). From August to October 2011, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program. The LEAP PowerBuoy, incorporating a unique power take-off and on-board storage system, is significantly smaller and more compact than our standard utility PowerBuoy. It provides persistent, off-grid clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications.
During the three months ended October 31, 2011, we received a $3.0 million grant from the European Union related to our WavePort project to enhance the efficiency of our PowerBuoy. At October 31, 2011, our total negotiated backlog was $8.8 million compared with $7.5 million at October 31, 2010. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months. Most of our backlog at October 31, 2011 and October 31, 2010 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog includes both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $6.8 million and $6.9 million at October 31, 2011 and 2010, respectively.

For the three months ended October 31, 2011, we generated revenues of $1.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $3.9 million, compared to revenues of $1.9 million and a net loss attributable to Ocean Power Technologies, Inc. of $5.5 million for the three months ended October 31, 2010. For the six months ended October 31, 2011, we generated revenues of $3.4 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $8.9 million, compared to revenues of $3.2 million and a net loss attributable to Ocean Power Technologies, Inc. of $11.8 million for the six months ended October 31, 2010. As of October 31, 2011, our accumulated deficit was $119.7 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.
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
Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed-upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense.
The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2011 and 2010:

	Three months ended October 31,		Six months ended October 31,
	($ millions)		($ millions)
Customer	2011	2010	2011	2010

US Navy	$0.5	$0.9	$1.6	$2.0
US Department of Energy	0.3	0.6	0.8	0.9
UK Government’s Technology Strategy Board	0.5	0.3	0.7	0.3
European Union (WavePort project)	0.2	—	0.2	—
Iberdrola Cantabria	—	—	—	(0.2)
Scottish Government	—	—	—	0.2
Other	—	0.1	0.1	—

	$1.5	$1.9	$3.4	$3.2

During the six months ended October 31, 2010, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the six months ended October 31, 2011 and 2010:

	Six months ended October 31,
Customer Location	2011	2010

United States	75%	94%
Europe	25%	6%
Asia and Australia	—	—

	100%	100%

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
Product development costs
Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the output of our utility PowerBuoy system, primarily the 150kW PowerBuoy system, and to our research and development of new products, product applications and complementary technologies.
Selling, general and administrative costs
Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.
Interest income
Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $39.9 million as of October 31, 2011, compared to $57.7 million as of October 31, 2010. Interest income in the six months ended October 31, 2011 decreased compared to the six months ended October 31, 2010 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.
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
We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $4.1 million as of October 31, 2011 and $6.9 million as of October 31, 2010, compared to our total cash, cash equivalents, restricted cash, and marketable security balances of $39.9 million as of October 31, 2011 and $57.7 million as of October 31, 2010. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.
In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and six months ended October 31, 2011 and 2010 were recorded in Euros, British pounds sterling or Australian dollars.
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

Results of Operations
Three Months Ended October 31, 2011 Compared to Three Months Ended October 31, 2010
The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	October 31, 2011		October 31, 2010		% Change
		As a % of		As a % of	2011 Period to
	Amount	Revenues (1)	Amount	Revenues (1)	2010 Period
Revenues	$1,515,437	100%	$1,864,407	100%	19%
Cost of revenues	1,483,590	98	1,776,980	95	17

Gross profit	31,847	2	87,427	5	64

Operating expenses:
Product development costs	2,062,540	136	3,679,470	197	44
Selling, general and administrative costs	2,015,108	133	2,146,845	115	6

Total operating expenses	4,077,648	269	5,826,315	313	30

Operating loss	(4,045,801)	(267)	(5,738,888)	(308)	30
Interest income, net	125,602	8	160,884	9	22
Foreign exchange gain	29,334	2	71,192	4	59

Net loss	(3,890,865)	(257)	(5,506,812)	(295)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	8,508	—	7,620	—	12

Net loss attributable to Ocean Power Technologies, Inc.	$(3,882,357)	(256)%	$(5,499,192)	(295)%	29%

(1)	Certain subtotals may not add due to rounding.
Revenues
Revenues decreased by $0.4 million, or 19%, to $1.5 million, in the three months ended October 31, 2011, as compared to $1.9 million in the three months ended October 31, 2010. The change in revenues was attributable to the following factors:
•	Revenues relating to our autonomous PowerBuoy system decreased by $0.5 million as a result of a decrease in billable work on our projects to provide our PowerBuoy technology to the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program and the US Navy’s Deep Water Active Detection System (“DWADS”), as these projects neared completion.

•	Revenues relating to our utility PowerBuoy system increased by $0.1 million due primarily to an increase in billable work on our PB500 PowerBuoy development project and our WavePort project off the coast of Spain. This was partially offset by a decrease in revenue related to our 150kW PowerBuoy project off the coast of Oregon, due primarily to a decrease in billable work on the project, which is currently in a testing phase.
Cost of revenues
Cost of revenues decreased by $0.3 million, or 17%, to $1.5 million in the three months ended October 31, 2011, as compared to $1.8 million in the three months ended October 31, 2010. This decrease in the cost of revenues reflected the decreased activity related to our 150kW PowerBuoy project off the coast of Oregon and our LEAP and DWADS projects with the US Navy. This was partially offset by the increased activity on our PB500 PowerBuoy development project and our WavePort project off the coast of Spain.

We operated at a break-even gross profit in the three months ended October 31, 2011 and a gross profit of $0.1 million for the three months ended October 31, 2010. Certain of our projects in the three months ended October 31, 2011 and 2010 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price commercial contracts.
Product development costs
Product development costs decreased by $1.6 million, or 44%, to $2.1 million in the three months ended October 31, 2011, as compared to $3.7 million in the three months ended October 31, 2010. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. The decrease in product development costs was related primarily to a decrease in billable work related to our 150kW PowerBuoy project off the coast of Oregon, as the project is in an on-shore testing phase. Costs related to the Oregon project may increase in future quarters, as work on the PowerBuoy progresses. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may increase. During the three months ended October 31, 2011, the majority of funding for our PB500 PowerBuoy development project was from external sources.
Selling, general and administrative costs
Selling, general and administrative costs were $2.0 million for the three months ended October 31, 2011 and $2.1 million for the three months ended October 31, 2010. The decrease was due primarily to a decrease in legal and consulting expenses.
Interest income
Interest income decreased approximately 22%, to $0.1 million for the three months ended October 31, 2011, as compared to $0.2 million in the three months ended October 31, 2010, due to a decrease in cash, cash equivalents and marketable securities.
Foreign exchange gain (loss)
Foreign exchange gain was $29,000 for the three months ended October 31, 2011, compared to a foreign exchange gain of $71,000 for the three months ended October 31, 2010. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Six Months Ended October 31, 2011 Compared to Six Months Ended October 31, 2010
The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2011 and 2010:

	Six Months Ended		Six Months Ended
	October 31, 2011		October 31, 2010		% Change
		As a % of		As a % of	2011 Period to
	Amount	Revenues (1)	Amount	Revenues (1)	2010 Period
Revenues	$3,426,289	100%	$3,238,814	100%	6%
Cost of revenues	3,385,492	99	3,365,226	104	1

Gross profit (loss)	40,797	1	(126,412)	(4)	132

Operating expenses:
Product development costs	5,163,127	151	7,705,256	238	33
Selling, general and administrative costs	4,034,850	118	4,175,755	129	3

Total operating expenses	9,197,977	268	11,881,011	367	23

Operating loss	(9,157,180)	(267)	(12,007,423)	(371)	24
Interest income, net	246,370	7	398,349	12	38
Foreign exchange gain (loss)	20,293	1	(167,810)	(5)	112

Net loss	(8,890,517)	(259)	(11,776,884)	(364)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	13,096	—	11,099	—	18

Net loss attributable to Ocean Power Technologies, Inc.	$(8,877,421)	(259)%	$(11,765,785)	(363)%	25%

(1)	Certain subtotals may not add due to rounding.
Revenues
Revenues increased by $0.2 million, or 6%, to $3.4 million in the six months ended October 31, 2011 as compared to $3.2 million in the six months ended October 31, 2010. The change in revenues was attributable to the following factors:
•	Revenues relating to our utility PowerBuoy system increased by $0.5 million due primarily to an increase in billable work on our PB500 PowerBuoy development project and our WavePort project off the coast of Spain. This was partially offset by a decrease in revenue related to our 150kW PowerBuoy project off the coast of Oregon, due primarily to a decrease in billable work on the project, which is currently in a testing phase. Additionally, during the six months ended October 31, 2010, revenue was reduced by $0.2 million due to a change in estimate of revenue to be recognized in connection with our Spain construction agreement.

•	Revenues relating to our autonomous PowerBuoy system decreased by $0.3 million as a result of a decrease in billable work on our DWADS project with the US Navy, as the project neared completion. This was partially offset by an increase in revenues related to our project to provide our PowerBuoy technology to the US Navy’s LEAP program.
Cost of revenues
Cost of revenues was $3.4 million for the six months ended October 31, 2011 and for the six months ended October 31, 2010. Cost of revenues increases related to our PB500 PowerBuoy development project, our LEAP project with the US Navy and our WavePort project off the coast of Spain were offset by decreases in the cost of revenues related to our 150kW PowerBuoy project off the coast of Oregon and our DWADS projects with the US Navy.

We operated at a break-even gross profit in the six months ended October 31, 2011 and a gross loss of $0.1 million for the six months ended October 31, 2010. Certain of our projects in the six months ended October 31, 2011 and 2010 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price commercial contracts. During the six months ended October 31, 2010, revenue was reduced by $0.2 million due to a change in estimate of revenue to be recognized in connection with our Spain construction agreement. There was no corresponding reduction in cost of revenue. This resulted in a $0.2 million gross loss being recognized on the Spain project during the six months ended October 31, 2010.
Product development costs
Product development costs decreased by $2.5 million, or 33%, to $5.2 million in the six months ended October 31, 2011, as compared to $7.7 million in the six months ended October 31, 2010. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. The decrease in product development costs is related primarily to decreases in activity related to our 150kW PowerBuoy project off the coast of Scotland and our Hawaii project with the US Navy, as these projects neared completion, and to our 150kW PowerBuoy project off the coast of Oregon, as the project entered an on-shore testing phase. Costs related to the Oregon project may increase in future quarters as work on the PowerBuoy progresses. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may reduce our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may increase. During the six months ended October 31, 2011, the majority of funding for our PB500 PowerBuoy development project was from external sources.
Selling, general and administrative costs
Selling, general and administrative costs were $4.0 million for the six months ended October 31, 2011 and $4.2 million for the six months ended October 31, 2010. The decrease was due primarily to a decrease in business development, marketing and legal expenses.
Interest income
Interest income decreased approximately 38%, to $0.2 million for the six months ended October 31, 2011, as compared to $0.4 million in the six months ended October 31, 2010, due primarily to a decrease in cash, cash equivalents and marketable securities.
Foreign exchange gain (loss)
Foreign exchange gain was $20,000 for the six months ended October 31, 2011, compared to a foreign exchange loss of $168,000 for the six months ended October 31, 2010. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Liquidity and Capital Resources
Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2011, our revenues were $15.8 million, our net losses were $57.9 million and our net cash used in operating activities was $51.2 million.
Cash flows for the six months ended October 31, 2011 and 2010 were as follows:

	Six Months Ended October 31,
	2011	2010
Net loss	$(8,890,517)	$(11,776,884)

Adjustments for noncash operating items	917,028	1,189,098

Net cash operating loss	(7,973,489)	(10,587,786)

Net change in operating assets and liabilities	84,305	1,190,263

Net cash used in operating activities	$(7,889,184)	$(9,397,523)

Net cash provided by investing activities	$9,551,012	$15,324,233

Net cash (used in) provided by financing activities	$(128,245)	$243,992

Effect of exchange rates on cash and cash equivalents	$(153,281)	$90,364

Net cash used in operating activities
Net cash used in operating activities was $7.9 million and $9.4 million for the six months ended October 31, 2011 and 2010, respectively. The change was the result of a decrease in net loss of $2.9 million, offset by a decrease in non-cash charges of $0.3 million and a decrease in cash provided by operating assets and liabilities of $1.1 million.
The change in non-cash charges was due primarily to a change in foreign exchange losses of $0.2 million resulting from the relative change in the value of the British pound sterling against the US dollar.
Net cash provided by investing activities
Net cash provided by investing activities was $9.6 million and $15.3 million for the six months ended October 31, 2011 and 2010, respectively. The change was primarily the result of a net decrease in maturities of marketable securities, partially offset by a net decrease in purchases of marketable securities during the six months ended October 31, 2011.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $0.1 million in the six months ended October 31, 2011 and net cash provided by financing activities was $0.2 million in the six months ended October 31, 2010. During the six months ended October 31, 2011, we repaid $0.1 million under a loan from the New Jersey Economic Development Authority. During the six months ended October 31, 2010, we received a $0.25 million loan under the NJBPU Renewable Energy Business Venture Assistance Program.
Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on cash and cash equivalents was a decrease of $0.2 million in the six months ended October 31, 2011 and an increase of $0.1 million in the six months ended October 31, 2010. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity and Capital Resources Outlook
We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoy system. Our future capital requirements will depend on a number of factors, including:
•	the cost of development efforts for our PowerBuoy systems;

•	the success of our commercial relationships with major customers;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional customer relationships;

•	the implementation of our expansion plans, including the hiring of new employees;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.
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
We estimate that if the average yield on our cash, cash equivalents and marketable securities had decreased by 100 basis points, during the six months ended October 31, 2011, our interest income for the period would have decreased by approximately $0.1 million. This estimate assumes that the decrease occurred on the first day of the fiscal period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and marketable securities.
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
We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $4.1 million as of October 31, 2011 compared to our total cash, cash equivalents, marketable securities and restricted cash account balances of $39.9 million as of October 31, 2011. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If foreign currency exchange rates had fluctuated by 10% as of October 31, 2011, the impact on our foreign exchange gains and losses would have been $0.4 million.
In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the six months ended October 31, 2011 were recorded in Euros, British pounds sterling or Australian dollars.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of October 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details the Company’s share repurchases during the quarter:

Approximate
			Total Number of	Dollar Value that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of A	Purchased Under
Period	Purchased (1)	per Share	Announced Plan	the Plan

August 1–31, 2011	1,530	$5.74	—	—
September 1–30, 2011	1,560	$4.45	—	—
October 1–31, 2011	—	—	—	—

(1)	Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.
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

101
The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, filed December 12, 2011: (i) Consolidated Balance Sheets — October 31, 2011 (unaudited) and April 30, 2011, (ii) Consolidated Statements of Operations (unaudited) — Three and Six Months Ended October 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows (unaudited) — Six Months Ended October 31, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited) — Six Months Ended October 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.*

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
Date: December 12, 2011

By:	/s/ Brian M. Posner Brian M. Posner
Chief Financial Officer
(Principal Financial Officer)
Date: December 12, 2011

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

101
The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, filed December 12, 2011: (i) Consolidated Balance Sheets — October 31, 2011 (unaudited) and April 30, 2011, (ii) Consolidated Statements of Operations (unaudited) — Three and Six Months Ended October 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows (unaudited) — Six Months Ended October 31, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited) — Six Months Ended October 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.