Form 10-Q
period 2012-01-31
Ocean Power Technologies, Inc.
filed 2012-03-12
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 29, 2012, the number of outstanding shares of common stock of the registrant was 10,414,389.

OCEAN POWER TECHNOLOGIES, INC.

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012

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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2012	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,829,751	4,376,136
Marketable securities	25,466,356	26,018,594
Accounts receivable	886,428	1,285,000
Unbilled receivables	133,982	456,316
Other current assets	801,009	832,142

Total current assets	35,117,526	32,968,188
Property and equipment, net	734,734	792,092
Patents, net	1,349,857	1,222,368
Restricted cash	1,446,944	1,624,669
Marketable securities	3,015,708	16,323,016
Other noncurrent assets	520,647	622,245

Total assets	$42,185,416	53,552,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$458,571	1,224,728
Accrued expenses	3,360,517	4,302,952
Deferred credits payable	600,000	—
Unearned revenues	1,264,608	344,022
Current portion of long-term debt	100,000	139,378

Total current liabilities	5,783,696	6,011,080
Long-term debt	375,000	450,000
Deferred credits	—	600,000

Total liabilities	6,158,696	7,061,080

Commitments and contingencies (note 9)
Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,414,389 and 10,419,183 shares, respectively	10,414	10,419
Treasury stock, at cost; 22,195 and 7,685 shares, respectively	(98,517)	(42,734)
Additional paid-in capital	158,110,305	157,174,930
Accumulated deficit	(121,893,079)	(110,848,972)
Accumulated other comprehensive (loss) income	(90,266)	175,907

Total Ocean Power Technologies, Inc. stockholders’ equity	36,038,857	46,469,550

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(12,137)	21,948

Total equity	36,026,720	46,491,498

Total liabilities and stockholders’ equity	$42,185,416	53,552,578

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Revenues	$923,619	1,523,601	4,349,908	4,762,415
Cost of revenues	934,142	1,453,397	4,319,634	4,818,623

Gross (loss) profit	(10,523)	70,204	30,274	(56,208)

Operating expenses:
Product development costs	1,388,380	2,026,336	6,551,507	9,731,592
Selling, general and administrative costs	1,822,806	1,884,950	5,857,656	6,060,705

Total operating expenses	3,211,186	3,911,286	12,409,163	15,792,297

Operating loss	(3,221,709)	(3,841,082)	(12,378,889)	(15,848,505)
Interest income, net	95,261	148,480	341,631	546,829
Foreign exchange loss	(113,373)	(38,014)	(93,080)	(205,824)

Loss before income taxes	(3,239,821)	(3,730,616)	(12,130,338)	(15,507,500)
Income tax benefit	1,053,427	364,105	1,053,427	364,105

Net loss	(2,186,394)	(3,366,511)	(11,076,911)	(15,143,395)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	19,708	3,693	32,804	14,792

Net loss attributable to Ocean Power Technologies, Inc	$(2,166,686)	(3,362,818)	(11,044,107)	(15,128,603)

Basic and diluted net loss per share	$(0.21)	(0.33)	(1.07)	(1.48)

Weighted average shares used to compute basic and diluted net loss per share	10,276,788	10,248,092	10,273,636	10,242,528

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,076,911)	(15,143,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	93,080	205,824
Depreciation and amortization	294,820	270,209
Loss on disposals of property, plant and equipment	9,715	933
Treasury note (discount) premium amortization	(31,633)	57,752
Compensation expense related to stock option grants and restricted stock	935,370	953,738
Changes in operating assets and liabilities:
Accounts receivable	334,946	776,316
Unbilled receivables	316,084	(192,577)
Other current assets	20,340	325,440
Other noncurrent assets	54,183	756,172
Accounts payable	(761,241)	(715,927)
Accrued expenses	(860,101)	(787,537)
Unearned revenues	928,016	(351,625)
Other noncurrent liabilities	—	(142,586)

Net cash used in operating activities	(9,743,332)	(13,987,263)

Cash flows from investing activities:
Purchases of marketable securities	(12,849,207)	(7,528,436)
Maturities of marketable securities	26,727,857	27,011,971
Restricted cash	53,936	(250,000)
Purchases of equipment	(210,316)	(67,356)
Payments of patent costs	(138,889)	(190,547)

Net cash provided by investing activities	13,583,381	18,975,632

Cash flows from financing activities:
Proceeds from long-term debt	—	250,000
Repayment of debt	(114,378)	(6,008)
Acquisition of treasury stock	(55,783)	(30,859)

Net cash (used in) provided by financing activities	(170,161)	213,133

Effect of exchange rate changes on cash and cash equivalents	(216,273)	64,525

Net increase in cash and cash equivalents	3,453,615	5,266,027
Cash and cash equivalents, beginning of period	4,376,136	4,236,597

Cash and cash equivalents, end of period	$7,829,751	9,502,624

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued expenses	$73,019	6,429
Capitalized purchases of equipment financed through accounts payable and accrued expenses	14,871	1,956

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and

Comprehensive Loss

(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Ocean Power Technologies, Inc, Stockholders Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, April 30, 2010	10,390,563	$10,391	(1,072)	$(6,443)	155,726,672	(90,413,098)	(503,322)	64,814,200	40,890	64,855,090
Net loss	—	—	—	—	—	(15,128,603)	—	(15,128,603)	(14,792)	(15,143,395)
Foreign currency translation adjustment	—	—	—	—	—	—	300,586	300,586	1,990	302,576

Total comprehensive loss	—	—	—	—	—	—	—	(14,828,017)	(12,802)	(14,840,819)
Stock based compensation	—	—	—	—	753,022	—	—	753,022	—	753,022
Issuance (forfeiture) of restricted stock, net	28,620	28	—	—	200,688	—	—	200,716	—	200,716
Acquisition of treasury stock	—	—	(5,601)	(30,859)	—	—	—	(30,859)	—	(30,859)

Balance, January 31, 2011	10,419,183	$10,419	(6,673)	$(37,302)	156,680,382	(105,541,701)	(202,736)	50,909,062	28,088	50,937,150

Balance, April 30, 2011	10,419,183	$10,419	(7,685)	$(42,734)	157,174,930	(110,848,972)	175,907	46,469,550	21,948	46,491,498
Net loss	—	—	—	—	—	(11,044,107)	—	(11,044,107)	(32,804)	(11,076,911)
Foreign currency translation adjustment	—	—	—	—	—	—	(266,173)	(266,173)	(1,281)	(267,454)

Total comprehensive loss	—	—	—	—	—	—	—	(11,310,280)	(34,085)	(11,344,365)
Stock based compensation	—	—	—	—	841,602	—	—	841,602	—	841,602
Issuance (forfeiture) of restricted stock, net	(4,794)	(5)	—	—	93,773	—	—	93,768	—	93,768
Acquisition of treasury stock	—	—	(14,510)	(55,783)	—	—	—	(55,783)	—	(55,783)

Balance, January 31, 2012	10,414,389	$10,414	(22,195)	$(98,517)	158,110,305	(121,893,079)	(90,266)	36,038,857	(12,137)	36,026,720

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Background and Basis of Presentation

Ocean Power Technologies, Inc. (the “Company”) was incorporated on April 19, 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in April 2007. The Company develops and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its products in the United States and internationally. Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts. The Company’s goal, over time, is to generate revenues from utilities and other non-government commercial customers and to have such revenues represent a greater portion of its total revenues. In addition, the Company expects that in the future an increased portion of its revenues will be from the sale of products and maintenance services, as compared to revenue to support its product development efforts.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company’s Consolidated Balance Sheets and Statements of Operations, which adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary. As of January 31, 2012, there was one noncontrolling interest, consisting of 11.8% of the Company’s Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of January 31, 2012, there were no such entities.

The Company has a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (“Iberdrola Cantabria”). Revenues from Iberdrola Cantabria for the nine months ended January 31, 2012 and 2011 were $0 and $(240,000), respectively. Additionally, accounts receivable from Iberdrola Cantabria aggregated $302,000 and $341,000 as of January 31, 2012 and April 30, 2011, respectively. See Note 2(a) and Note 9.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment and patents; valuation allowances for receivables and deferred income tax assets; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment, particularly the macroeconomic pressures in certain European countries, has increased the degree of uncertainty inherent in those estimates and assumptions.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(2) Summary of Significant Accounting Policies

(a) Revenue Recognition

The Company primarily recognizes revenue under the percentage-of-completion method. The percentage of completion is determined by relating the costs incurred to date to the estimated total costs. The cumulative effects resulting from revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring revision become known. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. Accruals related to losses on contracts in the amount of approximately $785,000 are included in accrued expenses in the accompanying consolidated balance sheets as of January 31, 2012 and April 30, 2011. Modifications to contract provisions, such as those currently being discussed in connection with the Company’s Spain construction agreement (see Note 9), as well as modifications in contract loss estimates, may require changes in accruals established for anticipated contract losses. During the nine months ended January 31, 2011, the Company’s revenue was reduced by approximately $240,000 due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.

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

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings and cash collections exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues. During the nine months ended January 31, 2012, the Company received a $1.1 million advance payment, which was recorded as unearned revenues, related to a grant from the European Union for the WavePort project in Spain. As of January 31, 2012, $687,237 of the advanced payment remained in unearned revenue.

(b) Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	January 31, 2012	April 30, 2011
Checking and savings accounts	$2,981,926	3,621,136
Certificates of deposits and US Treasury obligations	2,499,945	273,000
Money market funds	2,347,880	482,000

	$7,829,751	4,376,136

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(c) Restricted Cash and Credit Facility

The Company had $1,446,944 and $1,624,669 of restricted cash as of January 31, 2012 and April 30, 2011, respectively. The cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the restricted cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company’s wholly-owned subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees, and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of January 31, 2012, there were €266,000 in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of January 31, 2012, approximately €720,000 was included in restricted cash related to this arrangement.

The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (“NJBPU”). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company has assigned to the NJBPU certificates of deposit in the amount of $500,000, which were included in restricted cash at January 31, 2012. See Note 6.

(d) Foreign Exchange Gains and Losses

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying consolidated balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which gains and losses are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Foreign exchange gain (loss)	$(113,373)	(38,014)	(93,080)	(205,824)

	January 31, 2012	April 30, 2011
Foreign currency denominated certificates of deposit and cash accounts	$3,562,000	4,793,000

(e) Long-Lived Assets

Long-lived assets, such as property and equipment and patents subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the nine months ended January 31, 2012.

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

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
Customer	2012	2011	2012	2011
US Navy	1%	33%	37%	53%
US Department of Energy	42%	39%	28%	31%
UK Government’s Technology Strategy Board	30%	22%	23%	13%
European Union (WavePort project)	19%	—	8%	—

	92%	94%	96%	97%

The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to post collateral.

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

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,534,767 for the three and nine months ended January 31, 2012, and 1,691,900 for the three and nine months ended January 31, 2011, were excluded from the computations as the effect would be anti-dilutive due to the Company’s losses.

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

Notes to Consolidated Financial Statements

(Unaudited)

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	January 31, 2012	April 30, 2011
Certificates of deposit denominated in Australian dollars	$664,478	491,895
Certificate of deposit denominated in US dollars	3,806,808	—
US Treasury obligations	20,995,070	25,526,699

	$25,466,356	26,018,594

The Company’s marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. These marketable securities all mature in less than three years, are all classified as held-to-maturity, are carried at amortized cost and are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
January 31, 2012
US Treasury obligations	$3,015,708	24,132	—	3,039,840

	$3,015,708	24,132	—	3,039,840

April 30, 2011
US Treasury obligations	$12,516,208	164,107	—	12,680,315
Certificate of deposit	3,806,808	—	—	3,806,808

	$16,323,016	164,107	—	16,487,123

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(4) Balance Sheet Detail

	January 31, 2012	April 30, 2011
Property and Equipment
Property and Equipment	$2,320,733	2,151,179
Accumulated depreciation and amortization	(1,585,999)	(1,359,087)

	$734,734	792,092

Patents
Patents	$1,726,463	1,556,277
Accumulated amortization	(376,606)	(333,909)

	$1,349,857	1,222,368

Accrued Expenses
Project costs	$1,051,425	1,505,981
Contract loss reserves	785,000	785,000
Employee incentive payments	413,645	749,464
Other	268,707	282,999
Employee-related costs	285,031	364,799
Payroll tax withholdings	190,814	219,632
Investment in joint venture	174,874	197,318
Legal and accounting fees	183,193	157,616
Value-added tax	7,828	40,143

	$3,360,517	4,302,952

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Related party consulting expense	$21,000	21,000	65,000	63,000
Expenses for services provided by related party company	—	30,000	29,000	130,000
Revenue for services provided to related party company	55,000	24,000	122,000	36,000

	January 31, 2012	April 30, 2011
Consulting fees payable to related party	$7,000	7,000
Payable to related party company	—	56,000
Receivable from related party company	—	27,000

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(6) Debt

During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company was required to repay the amount funded, without interest, by July 15, 2012. The amounts to be repaid each year were determined as a percentage of revenues (as defined in the loan agreement) the Company received that year from its customer contracts that met criteria specified in the loan agreement. The Company has repaid the entire award of $250,000 as of January 31, 2012, with the final payment of $89,378 made in May 2011.

The Company was awarded a recoverable grant totaling $500,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. As of January 31, 2012 and April 30, 2011, $100,000 and $50,000, respectively, was included in current portion of long-term debt on the accompanying consolidated balance sheets. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company received $250,000, representing the first half of the grant, during the year ended April 30, 2010, and the remaining $250,000 was received in June 2010. See Note 2(c).

(7) Deferred Credits Payable and Deferred Credits

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits payable and deferred credits in the accompanying consolidated balance sheets as of January 31, 2012 and April 30, 2011, respectively. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). As of January 31, 2012, the Company has not generated any emissions credits eligible for purchase under the agreement and the Company does not expect to generate any eligible emissions credits before December 31, 2012. Accordingly, this amount has been classified as a current liability as of January 31, 2012.

(8) Stock-Based Compensation

Costs resulting from all stock-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award’s original estimated fair value. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $935,000 and $954,000 for the nine months ended January 31, 2012 and 2011, respectively.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(a) Stock Options

Valuation Assumptions for Options Granted During the Nine Months Ended January 31, 2012 and 2011

The fair value of each stock option granted during the nine months ended January 31, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option’s expected life, calculated on a daily basis.

	Nine Months Ended January 31,
	2012	2011
Risk-free interest rate	1.8%	2.3%
Expected dividend yield	0.0%	0.0%
Expected life	5.8 years	6.4 years
Expected volatility	94.5%	93.8%

The above assumptions were used to determine the weighted average per share fair value of $2.98 and $5.36 for stock options granted during the nine months ended January 31, 2012 and 2011, respectively.

A summary of stock options under the plans is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2011	1,353,935	$10.30
Forfeited	(190,830)	12.78
Exercised	—	—
Granted	266,822	3.98

Outstanding as of January 31, 2012	1,429,927	8.79	6.3

Exercisable as of January 31, 2012	817,163	11.15	4.8

There was no intrinsic value of outstanding and exercisable options as of January 31, 2012, because the exercise price of the options exceeded the market price of the Company’s common stock. As of January 31, 2012, approximately 613,000 additional options are expected to vest in the future, which options have no intrinsic value and a weighted average remaining contractual term of 8.4 years. There was approximately $842,000 and $753,000 of total recognized compensation cost related to stock options for the nine months ended January 31, 2012 and 2011, respectively. As of January 31, 2012, there was approximately $1,775,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.0 years. The Company normally issues new shares to satisfy option exercises under these plans. During the nine months ended January 31, 2012, stock options granted included 16,996 stock options which were subject to performance-based vesting requirements. Stock options outstanding as of January 31, 2012 included 16,996 stock options subject to performance-based vesting requirements.

(b) Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the nine months ended January 31, 2012, there were 9,000 shares of non-vested restricted stock granted to employees with performance-based vesting requirements and 5,634 shares of non-vested restricted stock granted to a member of the Board of Directors with service based requirements. During the nine months ended January 31, 2012, 16,888 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives and 2,540 shares of non-vested restricted stock subject to service-based requirements were forfeited. Restricted stock issued and unvested at January 31, 2012 included 71,999 shares of non-vested restricted stock subject to performance-based vesting requirements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

A summary of non-vested restricted stock under the plans is as follows:

	Number of Shares	Weighted Average Price per Share
Issued and unvested at April 30, 2011	150,953	$6.16
Granted	14,634	3.86
Forfeited	(19,428)	6.01
Vested	(41,319)	6.15

Issued and unvested at January 31, 2012	104,840	5.89

There was approximately $93,000 and $201,000 of total recognized compensation cost related to restricted stock for the nine months ended January 31, 2012 and 2011, respectively. As of January 31, 2012, there was approximately $170,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 1.3 years.

(c)Treasury Stock

During the nine months ended January 31, 2012, 14,510 shares of common stock were purchased by the Company.

(9) Commitments and Contingencies

Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

Spain Construction Agreement

The Company is currently engaged with Iberdrola Cantabria in discussions regarding modifications to its agreement for the first phase of the construction of a wave power project off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of January 31, 2012, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(10) Income Taxes

During the three and nine months ended January 31, 2012, the Company recorded an income tax benefit of $1,053,427, representing the proceeds from the sale of $12,862,000 of New Jersey net operating loss carryforwards. During the three and nine months ended January 31, 2011, the Company recorded an income tax benefit of $364,105, representing the proceeds from the sale of $4,446,000 of New Jersey net operating loss carryforwards.

Other than as a result of the sale of New Jersey net operating loss carryforwards, the Company did not recognize any consolidated income tax benefit (expense) for the three and nine month periods ended January 31, 2012 and 2011. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the nine months ended January 31, 2012, the Company had no material changes in uncertain tax positions.

(11) Operating Segments and Geographic Information

The Company views its business as one segment, which is the development and sale of its PowerBuoy product for wave energy applications. The Company operates on a worldwide basis with one operating company in the US, one operating subsidiary in the UK and one operating subsidiary in Australia, which are categorized below as North America, Europe, and Asia and Australia, respectively. Revenues are generally attributed to the operating unit that bills the customers.

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended January 31, 2012
Revenues from external customers	$651,036	272,583	—	923,619
Operating loss	(2,707,718)	(336,482)	(177,509)	(3,221,709)

Three months ended January 31, 2011
Revenues from external customers	1,194,094	329,208	299	1,523,601
Operating loss	(3,422,876)	(374,869)	(43,337)	(3,841,082)

Nine months ended January 31, 2012
Revenues from external customers	3,367,070	982,838	—	4,349,908
Operating loss	(10,988,918)	(1,080,726)	(309,245)	(12,378,889)

Nine months ended January 31, 2011
Revenues from external customers	4,224,222	528,860	9,333	4,762,415
Operating loss	(14,477,206)	(1,215,246)	(156,053)	(15,848,505)

January 31, 2012
Long-lived assets	579,017	155,717	—	734,734
Total assets	38,158,211	3,234,095	793,110	42,185,416

April 30, 2011
Long-lived assets	619,861	172,231	—	792,092
Total assets	$47,697,028	4,935,922	919,628	53,552,578

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2012 refers to the year ending April 30, 2012).

Overview

We develop and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer two PowerBuoy products, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system. We also offer our customers operations and maintenance services for our PowerBuoy systems, which are expected to provide a source of recurring revenues. In addition, we market our undersea substation pod and undersea power connection infrastructure services to other companies in the marine energy sector. Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our product development efforts. Our goal, over time, is to generate revenues from utilities and other non-government commercial customers and to have such revenues represent a greater portion of our total revenues. In addition, we expect that in the future an increased portion of our revenues will be from the sale of products and maintenance services, as compared to revenue to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net decrease in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

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

We were incorporated in New Jersey in April 1984, began business operations in 1994, and were re-incorporated in Delaware in 2007. We currently have three wholly-owned subsidiaries, Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, and Oregon Wave Energy Partners I, LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd.

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation, or Lockheed Martin, in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy system as a power source for the Navy’s Deep Water Active Detection System (“DWADS”). From August to October 2011, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program. The LEAP PowerBuoy, incorporating a unique power take-off and on-board storage system, is significantly smaller and more compact than our standard utility PowerBuoy. It is designed to provide persistent, off-grid clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications.

During the three months ended October 31, 2011, we received a $3.0 million grant from the European Union related to our WavePort project to enhance the efficiency of our PowerBuoy. At January 31, 2012, our total negotiated backlog was $7.8 million compared with $5.8 million at January 31, 2011. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months. Most of our backlog at January 31, 2012 and 2011 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog includes both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy (“DOE”) for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $5.8 million and $5.3 million at January 31, 2012 and 2011, respectively.

For the three months ended January 31, 2012, we generated revenues of $0.9 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $2.2 million, compared to revenues of $1.5 million and a net loss attributable to Ocean Power Technologies, Inc. of $3.4 million for the three months ended January 31, 2011. For the nine months ended January 31, 2012, we generated revenues of $4.3 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $11.0 million, compared to revenues of $4.8 million and a net loss attributable to Ocean Power Technologies, Inc. of $15.1 million for the nine months ended January 31, 2011. As of January 31, 2012, our accumulated deficit was $121.9 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

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

Further, it is expected that the US federal and state governments will continue to increase their investments in the renewable energy sector under various economic stimulus measures. The American Recovery and Reinvestment Act of 2009 provides significant grants, tax incentives and policy initiatives to stimulate investment and innovation in the “cleantech” sector. The DOE has also accepted proposals for funding under government programs to further investment in marine energy technologies. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the uncertainties surrounding the scope and size of these government programs, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.

The recent global economic uncertainty, particularly the macroeconomic pressures in certain European countries, may have a negative effect on our business, financial condition and results of operations because the utility companies with which we contract or propose to contract may decrease their investment in new power generation equipment in response to the uncertainty. However, the various legislative initiatives described above may diminish the effect of any decrease in such capital expenditures by these utility companies insofar as they may relate to renewable energy generation equipment. As discussed above, the timing, scope and size of these new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. In addition, we do not believe the recent global economic uncertainty will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom, standard parts found in many regions of the world.

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

The following table provides information regarding the breakdown of our revenues by customer for the three and nine months ended January 31, 2012 and 2011:

Customer	Three months ended January 31,		Nine months ended January 31,
($ millions)	2012	2011	2012	2011
US Navy	$—	$0.5	$1.6	$2.5
US Department of Energy	0.4	0.6	1.2	1.5
UK Government’s Technology Strategy Board	0.3	0.3	1.0	0.6
European Union (WavePort project)	0.2	—	0.3	—
Iberdrola Cantabria	—	—	—	(0.2)
Scottish Government	—	—	—	0.2
Other	—	0.1	0.2	0.2

	$0.9	$1.5	$4.3	$4.8

During the nine months ended January 31, 2011, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the Spain construction agreement.

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the nine months ended January 31, 2012 and 2011:

	Nine months ended January 31,
Customer Location	2012	2011
United States	70%	89%
Europe	30%	11%
Asia and Australia	—	—

	100%	100%

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

Interest income

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $37.8 million as of January 31, 2012, compared to $52.8 million as of January 31, 2011. Interest income in the nine months ended January 31, 2012 decreased compared to the nine months ended January 31, 2011 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.

We anticipate that our interest income reported in fiscal 2012 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash.

Income tax benefit

During the nine months ended January 31, 2012 and 2011, we sold New Jersey net operating tax loss carryforwards resulting in income tax benefits of $1.1 million and $0.4 million, respectively.

Foreign exchange gain (loss)

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in US dollars and our functional currency is the US dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and the British pound sterling, the Euro and the Australian dollar. Due to the macroeconomic pressures in certain European countries, foreign exchange rates may become more volatile in the future.

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $3.6 million as of January 31, 2012 and $6.8 million as of January 31, 2011, compared to our total cash, cash equivalents, restricted cash, and marketable security balances of $37.8 million as of January 31, 2012 and $52.8 million as of January 31, 2011. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and nine months ended January 31, 2012 and 2011 were recorded in Euros, British pounds sterling or Australian dollars.

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

Results of Operations

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2012 and 2011:

	Three Months Ended January 31, 2012		Three Months Ended January 31, 2011		% Change 2012 Period to 2011 Period
	Amount	As a % of Revenues (1)	Amount	As a % of Revenues (1)
Revenues	$923,619	100%	$1,523,601	100%	(39)%
Cost of revenues	934,142	101	1,453,397	95	(36)

Gross (loss) profit	(10,523)	(1)	70,204	5	(115)

Operating expenses:
Product development costs	1,388,380	150	2,026,336	133	(31)
Selling, general and administrative costs	1,822,806	197	1,884,950	124	(3)

Total operating expenses	3,211,186	348	3,911,286	257	(18)

Operating loss	(3,221,709)	(349)	(3,841,082)	(252)	16
Interest income, net	95,261	10	148,480	10	(36)
Foreign exchange loss	(113,373)	(12)	(38,014)	(2)	(198)

Loss before income taxes	(3,239,821)	(351)	(3,730,616)	(245)	13
Income tax benefit	1,053,427	114	364,105	24	189

Net loss	(2,186,394)	(237)	(3,366,511)	(221)	35
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	19,708	—	3,693	—	434

Net loss attributable to Ocean Power Technologies, Inc	$(2,166,686)	(235)%	$(3,362,818)	(221)%	36%

(1)	Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $0.6 million, or 39%, to $0.9 million in the three months ended January 31, 2012, as compared to $1.5 million in the three months ended January 31, 2011. The change in revenues was attributable to the following factors:

•

Revenues relating to our autonomous PowerBuoy system decreased by $0.5 million as a result of a decrease in billable work on our projects to provide our PowerBuoy technology to the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program and the US Navy’s Deep Water Active Detection System (“DWADS”). The LEAP project has been completed and the DWADS project is nearing completion.

•

Revenues relating to our utility PowerBuoy system decreased by $0.1 million due primarily to a decrease in revenue related to our 150kW PowerBuoy project off the coast of Oregon, reflecting a decrease in billable work on the project, which is currently in a land-based cycle testing phase. This was partially offset by an increase in billable work on our WavePort project off the coast of Spain.

Cost of revenues

Cost of revenues decreased by $0.5 million, or 36%, to $0.9 million in the three months ended January 31, 2012, as compared to $1.5 million in the three months ended January 31, 2011. This decrease in the cost of revenues reflected the decreased activity related to our 150kW PowerBuoy project off the coast of Oregon and our LEAP and DWADS projects with the US Navy. This was partially offset by the increased activity on our WavePort project off the coast of Spain.

We operated at an approximate break-even gross profit (loss) in the three months ended January 31, 2012 and a gross profit of $0.1 million for the three months ended January 31, 2011. Certain of our projects in the three months ended January 31, 2012 and 2011 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $0.6 million, or 31%, to $1.4 million in the three months ended January 31, 2012, as compared to $2.0 million in the three months ended January 31, 2011. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. The decrease in product development costs was related primarily to a decrease in activity related to our 150kW PowerBuoy project off the coast of Scotland, as the project is substantially complete. This was partially offset by an increase in costs related to our 150kW PowerBuoy project off the coast of Oregon. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may increase. During the three months ended January 31, 2012, the majority of funding for our PB500 PowerBuoy development project was from external sources.

Selling, general and administrative costs

Selling, general and administrative costs were $1.8 million for the three months ended January 31, 2012 and $1.9 million for the three months ended January 31, 2011. The decrease was due primarily to a decrease in compensation and marketing expenses, partially offset by an increase in travel expenses.

Interest income

Interest income decreased approximately 36% to $95,000 for the three months ended January 31, 2012, as compared to $148,000 in the three months ended January 31, 2011, due to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange loss

Foreign exchange loss was $113,000 for the three months ended January 31, 2012, compared to a foreign exchange loss of $38,000 for the three months ended January 31, 2011. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income tax benefit

During the three months ended January 31, 2012 and 2011, we sold New Jersey net operating tax loss carryforwards resulting in income tax benefits of $1.1 million and $0.4 million, respectively.

Nine Months Ended January 31, 2012 Compared to Nine Months Ended January 31, 2011

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2012 and 2011:

	Nine Months Ended January 31, 2012		Nine Months Ended January 31, 2011		% Change 2012 Period to 2011 Period
	Amount	As a % of Revenues (1)	Amount	As a % of Revenues (1)
Revenues	$4,349,908	100%	$4,762,415	100%	(9)%
Cost of revenues	4,319,634	99	4,818,623	101	(10)

Gross profit (loss)	30,274	1	(56,208)	(1)	154

Operating expenses:
Product development costs	6,551,507	151	9,731,592	204	(33)
Selling, general and administrative costs	5,857,656	135	6,060,705	127	(3)

Total operating expenses	12,409,163	285	15,792,297	332	(21)

Operating loss	(12,378,889)	(285)	(15,848,505)	(333)	22
Interest income, net	341,631	8	546,829	11	(38)
Foreign exchange loss	(93,080)	(2)	(205,824)	(4)	55

Loss before income taxes	(12,130,338)	(279)	(15,507,500)	(326)	22
Income tax benefit	1,053,427	24	364,105	8	189

Net loss	(11,076,911)	(255)	(15,143,395)	(318)	27
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	32,804	—	14,792	—	122

Net loss attributable to Ocean Power Technologies, Inc	$(11,044,107)	(254)%	$(15,128,603)	(318)%	27%

(1)	Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $0.5 million, or 9%, to $4.3 million in the nine months ended January 31, 2012, as compared to $4.8 million in the nine months ended January 31, 2011. The change in revenues was attributable to the following factors:

•

Revenues relating to our utility PowerBuoy system increased by $0.3 million due primarily to an increase in billable work on our PB500 PowerBuoy development project and our WavePort project off the coast of Spain. This was partially offset by a decrease in revenue related to our 150kW PowerBuoy project off the coast of Oregon, reflecting a decrease in billable work on the project, which is currently in a land-based cycle testing phase. Additionally, during the nine months ended January 31, 2011, revenue was reduced by $0.2 million due to a change in estimate of revenue to be recognized in connection with our Spain construction agreement.

•

Revenues relating to our autonomous PowerBuoy system decreased by $0.8 million as a result of a decrease in billable work on our DWADS and LEAP projects with the US Navy. The LEAP project has been completed and the DWADS project is nearing completion.

Cost of revenues

Cost of revenues decreased by $0.5 million, or 10%, to $4.3 million in the nine months ended January 31, 2012, as compared to $4.8 million in the nine months ended January 31, 2011. This decrease in the cost of revenues reflected the decreased activity related to our 150kW PowerBuoy project off the coast of Oregon and our DWADS project with the US Navy. This was partially offset by the increased activity on our PB500 PowerBuoy development project and WavePort project off the coast of Spain.

We operated at an approximate break-even gross profit (loss) in the nine months ended January 31, 2012 and a gross loss of $0.1 million for the nine months ended January 31, 2011. Certain of our projects in the nine months ended January 31, 2012 and 2011 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts. During the nine months ended January 31, 2011, revenue was reduced by $0.2 million due to a change in estimate of revenue to be recognized in connection with our Spain construction agreement. There was no corresponding reduction in cost of revenue. This resulted in a $0.2 million gross loss being recognized on the Spain project during the nine months ended January 31, 2011.

Product development costs

Product development costs decreased by $3.1 million, or 33%, to $6.6 million in the nine months ended January 31, 2012, as compared to $9.7 million in the nine months ended January 31, 2011. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. The decrease in product development costs is related primarily to decreases in activity related to our 150kW PowerBuoy project off the coast of Scotland and our Hawaii project with the US Navy, as these projects neared completion. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may reduce our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may increase. During the nine months ended January 31, 2012, the majority of funding for our PB500 PowerBuoy development project was from external sources.

Selling, general and administrative costs

Selling, general and administrative costs were $5.9 million for the nine months ended January 31, 2012 and $6.1 million for the nine months ended January 31, 2011. The decrease was due primarily to a decrease in consulting, marketing and legal expenses and a reduction in expenses resulting from our voluntary delisting from the AIM market of the London Stock Exchange, partially offset by an increase in travel expenses.

Interest income

Interest income decreased approximately 38% to $0.3 million for the nine months ended January 31, 2012, as compared to $0.5 million in the nine months ended January 31, 2011, due primarily to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange loss

Foreign exchange loss was $0.1 million for the nine months ended January 31, 2012, compared to a foreign exchange loss of $0.2 million for the nine months ended January 31, 2011. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income tax benefit

During the nine months ended January 31, 2012 and 2011, we sold New Jersey net operating tax loss carryforwards resulting in income tax benefits of $1.1 million and $0.4 million, respectively.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the three years ended April 30, 2011, our revenues were $15.8 million, our net losses were $57.9 million and our net cash used in operating activities was $51.2 million.

Cash flows for the nine months ended January 31, 2012 and 2011 were as follows:

	Nine Months Ended January 31,
	2012	2011
Net loss	$(11,076,911)	$(15,143,395)
Adjustments for noncash operating items	1,301,352	1,488,457

Net cash operating loss	(9,775,559)	(13,654,938)
Net change in operating assets and liabilities	32,227	(332,325)

Net cash used in operating activities	$(9,743,332)	$(13,987,263)

Net cash provided by investing activities	$13,583,381	$18,975,632

Net cash (used in) provided by financing activities	$(170,161)	$213,133

Effect of exchange rates on cash and cash equivalents	$(216,273)	$64,525

Net cash used in operating activities

Net cash used in operating activities was $9.7 million and $14.0 million for the nine months ended January 31, 2012 and 2011, respectively. The change was the result of a decrease in net loss of $4.1 million, and an increase in cash provided by operating assets and liabilities of $0.4 million, offset by a decrease in noncash adjustments to income of $0.2 million.

Included in the net loss amounts are the cash receipts related to income tax benefits of $1.1 million and $0.4 million for the nine months ended January 31, 2012 and 2011, respectively.

Net cash provided by investing activities

Net cash provided by investing activities was $13.6 million and $19.0 million for the nine months ended January 31, 2012 and 2011, respectively. The change was primarily the result of a net increase in purchases of marketable securities during the nine months ended January 31, 2012.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.2 million in the nine months ended January 31, 2012 and net cash provided by financing activities was $0.2 million in the nine months ended January 31, 2011. During the nine months ended January 31, 2012, we repaid $0.1 million under loans from the New Jersey Economic Development Authority and the NJBPU Renewable Energy Business Venture Assistance Program. During the nine months ended January 31, 2011, we received a $0.25 million loan under the NJBPU Renewable Energy Business Venture Assistance Program.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $0.2 million in the nine months ended January 31, 2012 and an increase of $0.1 million in the nine months ended January 31, 2011. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We estimate that if the average yield on our cash, cash equivalents and marketable securities had decreased by 100 basis points during the nine months ended January 31, 2012, our interest income for the period would have decreased by approximately $0.1 million. This estimate assumes that the decrease occurred on the first day of the fiscal period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and marketable securities.

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated cash accounts had a balance of $3.6 million as of January 31, 2012 compared to our total cash, cash equivalents, marketable securities and restricted cash account balances of $37.8 million as of January 31, 2011. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations. If foreign currency exchange rates had fluctuated by 10% as of January 31, 2012, the impact on our foreign exchange gains and losses would have been $0.4 million.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the nine months ended January 31, 2012 were recorded in Euros, British pounds sterling or Australian dollars.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of January 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 1-30, 2011	—	—	—	—
December 1-31, 2011	—	—	—	—
January 1-31, 2012	5,620	$3.01	—	—

(1)	Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, filed March 12, 2012: (i) Consolidated Balance Sheets – January 31, 2012 (unaudited) and April 30, 2011, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended January 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended January 31, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited) – Nine Months Ended January 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2012

By:	/s/ Brian M. Posner
Brian M. Posner
Chief Financial Officer
(Principal Financial Officer)

Date: March 12, 2012

EXHIBITS INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, filed March 12, 2012: (i) Consolidated Balance Sheets – January 31, 2012 (unaudited) and April 30, 2011, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended January 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended January 31, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited) – Nine Months Ended January 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.