Form 10-K
period 2012-04-30
Ocean Power Technologies, Inc.
filed 2012-07-13
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.
20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-33417

Delaware (State or other jurisdiction of incorporation or organization)	22-2535818 (I.R.S. Employer Identification No.)
1590 REED ROAD
PENNINGTON, NJ 08534
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (609) 730-0400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $37.1 million based on the closing sale price of the registrant's common stock on that date as reported on the Nasdaq Global Market.

The number of shares outstanding of the registrant's common stock as of June 30, 2012 was 10,382,060.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of the Form 10-K into Which Incorporated

Proxy Statement for the registrant's 2012 Annual Meeting of Stockholders	III

OCEAN POWER
TECHNOLOGIES, INC.

PowerBuoy® is a registered trademark of Ocean Power Technologies, Inc. The Ocean Power Technologies logo, CellBuoy®, Talk on Water®, Making Waves in Power® and Powertower® are trademarks or service marks of Ocean Power Technologies, Inc. All other trademarks appearing in this annual report are the property of their respective holders.

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the "Annual Report") in, among other sections, Item 1 — "Business," Item 1A — "Risk Factors," Item 3 — "Legal Proceedings," and Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "anticipate" and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A — "Risk Factors." In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

We develop and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer two PowerBuoy products, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system. We also offer our customers operations and maintenance services for our PowerBuoy systems. In addition, we market our undersea substation pod product and undersea power connection infrastructure services to other companies in the marine energy sector.  Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of our revenues.  These revenues were largely for the support of our product development efforts. Our goal, over time, is to generate revenues from utilities and other non-government commercial customers and to have such revenues represent a greater portion of our total revenues.  In addition, our goal in the future is that an increased portion of our revenues will be from the sale of products and maintenance services, as compared to revenue to support our product development efforts.

Our PowerBuoy system is based on modular, ocean-going buoys, which we have been ocean testing for nearly fifteen years. The rising and falling of the waves moves the buoy-like structure creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology using proven equipment and processes in novel applications and have deployed and maintained our systems in the ocean. The PowerBuoy technology has the unique, patented capability to electronically "tune" itself automatically as wave characteristics change. This enables the PowerBuoy to optimize its efficiency and resulting power output in dynamic ocean wave conditions. Our two PowerBuoy products are designed for the following applications:

•
Our utility PowerBuoy system is capable of supplying electricity to a local or regional electric power grid. Our wave power stations will be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems, plus the remaining components required to deliver electricity to a power grid. We intend to sell our utility PowerBuoy system to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. In July 2007, our PowerBuoy interface with the electrical utility power grid was certified as compliant with international standards. Intertek, an independent laboratory, provided testing and evaluation services to certify that our grid connection systems comply with designated national and international standards. The PowerBuoy grid interface bears the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid. In September 2010, working in conjunction with the US Navy and Hawaii Electric Company, our 40 kilowatt (kW)-rated PowerBuoy, located at Marine Corps Base Hawaii, became the first-ever grid connected wave energy device in the United States. In January 2011, our utility scale PB150 structure and mooring system achieved independent certification from Lloyd’s Register. This certification confirms that the PB150 design complies with certain international standards promulgated for floating offshore installations. The Lloyd’s Register process included detailed design analysis and appraisals, addressing the PB150’s structure, hydrodynamics, mooring and anchoring. This PowerBuoy was deployed off the coast of Scotland from April 2011 through October 2011. We are currently seeking a commercial partner or customer for this buoy.

•
Our autonomous PowerBuoy system is designed to generate power for use independent of the power grid in remote locations. We have successfully operated an autonomous PowerBuoy® off the coast of New Jersey, which we designed and manufactured under the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) program for coastal security and maritime surveillance. The LEAP PowerBuoy structure, incorporating a unique power take-off and onboard system for energy storage and management, is significantly smaller than our standard utility PowerBuoy. With the funding from the US Navy, we have been able to refine our PowerBuoy system while simultaneously preparing for commercial deployment to address a particular customer need. We believe that the successful deployment of our PowerBuoy system for the US Navy has enhanced our market visibility. We believe there are a variety of potential applications for this system, including homeland security, offshore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys.

Our product development and engineering efforts are focused primarily on increasing energy output, reliability and scalability of the design of our utility PowerBuoy system. Currently, we are marketing PowerBuoys rated at levels up to 150kW. We have also initiated product development efforts in connection with our 500kW PowerBuoy. Structural development of the PB500’s major subsystems is in progress, and wave tank testing of models has been completed. Assuming we are able to reach significant annual manufacturing volume levels of our 500kW PowerBuoy systems and increase the energy output of our PowerBuoy systems, we believe we will be able to offer a renewable electricity solution that competes with other existing renewable energy systems and, in certain cases, with existing fossil fuel systems in key markets.

If we achieve economies of scale for our 150kW PowerBuoy systems and improve energy conversion efficiencies, we expect them to be able to provide a renewable electricity solution that competes in certain local markets where wave energy resources are very strong, where the current retail price of electricity is relatively high, or where sufficient subsidies are available.

We expect to market our undersea substation pod (USP) and marine energy infrastructure services to other companies in the marine energy sector. We completed the successful in-ocean trials of our USP in 2009. The USP, based on our proprietary design, has been developed to facilitate the collection, networking and transforming of power and data generated by multiple offshore energy devices. The USP has been built as an open platform, and can provide connectivity for the PowerBuoy as well as offshore energy systems developed by other companies. The required switching and protection circuits for the individual PowerBuoys are also included in the USP.

In addition, we are focusing on expanding our key commercial opportunities for both the utility and the autonomous PowerBuoy systems. Our recent commercial relationships are with the following:

•	The United States Navy:

-
From 2009 to 2012, we ocean-tested our PowerBuoy at the US Marine Corps Base Hawaii at Kanehoe Bay. The Oahu PowerBuoy was launched under our program with the US Navy for ocean testing and demonstration of PowerBuoys, including connection to the Oahu grid.

-
We operated in 2011 an autonomous PowerBuoy off the coast of New Jersey, designed and manufactured by us under the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) Program for coastal security and maritime security.

	-	We have built an autonomous PowerBuoy as the power source for the Navy's Deep Water Active Detection System (DWADS).

•
Pacific Northwest Generating Cooperative (PNGC Power) and the US Department of Energy (DOE), both of which are providing funding toward the construction, ocean installation, and ocean trials of a 150kW PowerBuoy near Reedsport, Oregon.

•	The Scottish Government, to develop a 150kW PowerBuoy, which was deployed off the coast of Invergordon, Scotland in 2011.

•	The European Union has awarded funding to deploy a PowerBuoy off the coast of Santoña, Spain. We commenced work under the European Union grant in fiscal year 2012.

•	The DOE and the UK Government’s Technology Strategy Board to help fund the scale-up of the power output per PowerBuoy from the current level of 150kW to 500kW.

•	Mitsui Engineering and Shipbuilding, with which we are working to develop a wave power project in Japan.

•
Lockheed Martin, which is providing design, manufacturing, system integration and supply chain management expertise to enhance our technology, under the DOE grant we received for the 150kW PowerBuoy project near Reedsport Oregon. This builds on previous work conducted by Lockheed Martin and OPT. In addition, both companies entered into a teaming agreement with the goal of developing a 19MW wave energy project in Victoria, Australia.

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

Our Market

According to the World Energy Council, wave energy has the potential to produce around 2,000 terawatt hours of electricity a year, or enough power to meet 10% of the world’s current energy needs. Global demand for electric power is expected to increase from 19.1 trillion kilowatt hours in 2008 to 35.2 trillion kilowatt hours by 2035 according to Energy Information Administration’s Outlook 2011.

According to a January 11, 2011 report from Bloomberg New Energy Finance, nearly $243 billion was invested in low carbon energy worldwide during 2010, representing a 23% increase over 2009 investments.  This includes wind, solar, biomass, geothermal and hydropower, increased efficiencies and smart-grid technologies and biofuels, as well as carbon capture and storage technologies. There are a variety of factors contributing to the increasing development of renewable energy systems that capture energy from replenishable natural resources, including ocean waves, tides, flowing water, wind and sunlight, and convert it into electricity. These factors include:

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

•
Scalability within a small site area.  Due to the tremendous energy in ocean waves, wave power stations with high capacity — 50 megawatts (MW) and above — can be installed in a relatively small area. We estimate that, upon completion of the development of our 500kW PowerBuoy system, we would be able to construct a wave power station that we expect would occupy less of the ocean surface than an offshore wind power station of equivalent capacity.

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

The power take-off device converts the mechanical stroking created by the movement of the unit caused by ocean waves into rotational mechanical energy, which, in turn, drives the electrical generator. The power electronics system then conditions the output from the generator into grid-ready electricity. The operation of the PowerBuoy system is controlled by our customized, proprietary control system.

The control system uses sophisticated sensors and an onboard computer to continuously monitor the PowerBuoy subsystems as well as the height, frequency and shape of the waves interacting with the PowerBuoy system. The control system collects data from the sensors and uses proprietary algorithms to electronically adjust the performance of the PowerBuoy system in real-time. By making these electrical adjustments automatically, the PowerBuoy system is able to maximize the amount of usable electricity generated from the waves. We believe that this ability to optimize the performance of the PowerBuoy system in real-time is a significant advantage of our product.

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

Utility PowerBuoy System

The utility PowerBuoy system is designed to transmit electricity to shore by an underwater power cable, which would then be connected to a power grid. Our current utility PowerBuoy systems presently being marketed to customers have rated capacities of up to 150kW. The utility PowerBuoy system is designed to be positioned in water with a depth of 100 to 200 feet, which can usually be found one to five miles offshore. This depth allows the system to capture meaningful amounts of energy from the waves, since decreasing water depth depletes the energy in the waves.

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

Status of Utility PowerBuoy System

Ocean trials of our first 150kW PowerBuoy were conducted in 2011. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. During the ocean trials, our 150kW rated PowerBuoy produced power in excess of our expectations of performance. A second PB150 is expected to be ready for deployment off the coast of Reedsport, Oregon in 2012, with deployment timing dependent principally on weather conditions. Our utility scale PB150 structure and mooring system achieved independent certification from Lloyd’s Register.

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

In September 2010, working in conjunction with the US Navy, our 40kW-rated PowerBuoy located at Marine Corps Base Hawaii became the first-ever grid connected wave energy device in the United States. This PowerBuoy was deployed from December 2009 to January 2012.

Our product development and engineering efforts are focused primarily on increasing energy output, reliability and scalability of the design of our utility PowerBuoy system. Currently we are marketing PowerBuoys rated at levels up to 150kW. We have also initiated product development efforts in connection with our 500kW PowerBuoy. Structural development of the PB500’s major subsystems is in progress, and wave tank testing of models has been completed. Assuming we are able to reach significant annual manufacturing volume levels of our 500kW PowerBuoy systems and increase the energy output of our PowerBuoy systems, we believe we will be able to offer a renewable electricity solution that competes with other existing renewable energy systems and, in certain cases, with existing fossil fuel systems in key markets.

If we achieve economies of scale for our 150kW PowerBuoy systems and improve energy conversion efficiencies, we expect them to be able to provide a renewable electricity solution that competes in certain local markets where wave energy resources are very strong, where the current retail price of electricity is relatively high, or where sufficient subsidies are available.

Autonomous PowerBuoy System

The autonomous PowerBuoy system is based on similar technology to the utility PowerBuoy system, but is designed for persistent electricity generation of relatively low amounts of continuous power for use independent of the power grid, in remote deep-ocean locations. The autonomous PowerBuoy range of products has rated output from 2kW to 40kW, depending on the application. In addition, the PB150 may be utilized in an autonomous mode. Our autonomous PowerBuoy system is designed to operate anywhere in the ocean and in any depth of water.

We believe there are a variety of potential applications for this system, including homeland security, offshore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys.

Status of Autonomous PowerBuoy System

We received a contract from the US Navy to provide our PowerBuoy to the Navy's Littoral Expeditionary Autonomous PowerBuoy (LEAP) program. The LEAP program has been established to enhance the US Navy's anti-terrorism and force protection capability by providing persistent power at sea for port maritime surveillance in near coast, harbor, and offshore areas. In September 2010, the US Navy provided $2.75 million in additional funding to us for the second stage of this program. During the first stage of the LEAP program, we successfully completed delivery of the design and on-land testing of a new power take-off system for the autonomous LEAP PowerBuoy. In the second stage of the program, we built and in 2011 deployed off the coast of New Jersey a LEAP PowerBuoy structure incorporating that new power take-off system. The ocean test of the LEAP PowerBuoy further supported the use of our technology as a persistent power source for systems requiring remote power at sea.

We also have received several contracts from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this program, the Navy has conducted an ocean test of our autonomous PowerBuoy as the power source for the Navy's Deep Water Active Detection System, and we have substantially completed work under a contract for ocean testing by the Navy of an advanced version of the autonomous PowerBuoy for the Navy's operational requirements.

Our Competitive Advantages

We believe that our technology for generating electricity from wave energy and our commercial relationships give us several potential competitive advantages in the renewable energy market.

Our PowerBuoy system uses an ocean-tested technology to generate electricity.

•
We have been conducting ocean tests for nearly 15 years in order to demonstrate the viability of our technology. We initiated our first ocean installation in 1997 and have had several deployments of our systems for testing and operation since then. Our grid-connected Hawaii system was deployed from December 2009 to January 2012. During its period of operation in Hawaii, our 40kW-rated PowerBuoy produced power consistent with our predictive models for the incoming wave conditions. Ocean trials of our first 150kW PowerBuoy were conducted in 2011. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. During the ocean trials, our 150kW rated PowerBuoy produced power in excess of our expectations of performance. The 2011 ocean test of the LEAP PowerBuoy further supported the use of our technology as a persistent power source for systems requiring remote power at sea. Our PowerBuoy systems have endured hurricanes, winter storms and tsunami-driven waves while installed in the ocean.

In 2011, The DOE assessed our 150kW rated PowerBuoy as the highest-rated wave energy system for commercial readiness (Technology Readiness Level 7-8).

Our PowerBuoy system's grid connection has been certified and one of our PowerBuoys has been successfully connected to a grid.

•
In July 2007, we announced that our PowerBuoy grid connection system had been certified as compliant with designated national and international standards. This qualifies our technology for integration into utility grid systems. In September 2010, our PowerBuoy, which was tested at the US Marine Corps Base in Hawaii, became the first-ever grid-connected wave energy device in the United States.

Our PowerBuoy system design is efficient in harnessing wave energy.

•
Our PowerBuoy system is designed to efficiently convert wave energy into electricity by using onboard sensors to detect actual wave conditions and then to automatically adjust, or "tune", the performance of the generator using our proprietary electrical and electronics-based control systems in response to that information.

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

•
Our recent projects with PNGC Power, the DOE, the US Navy, Lockheed Martin, Mitsui Engineering and Shipbuilding, the European Union, and the UK Government’s Technology Strategy Board, provide us with an initial opportunity to sell our wave power stations for utility applications. By collaborating with leaders in renewable energy development, we believe we are able to accelerate both our in-house knowledge of the utility power generation market and our reputation as a credible renewable energy equipment supplier. If these projects are successful, we intend to leverage our experiences with our projects to add wave power stations, new customers and complementary revenue streams from operations and maintenance contracts.

•
With the funding from the US Navy, we have been able to refine our PowerBuoy system while simultaneously preparing for commercial deployment to address a particular customer need. We believe that the successful deployment of our PowerBuoy system for the US Navy has enhanced our market visibility.

Our systems are environmentally benign and aesthetically non-intrusive.

•
We believe that our PowerBuoy system does not present significant risks to marine life and does not emit significant levels of pollutants. For example, in connection with our project at the US Marine Corps Base in Hawaii, the US Navy obtained an independent environmental assessment of our PowerBuoy system prior to installation, as required by the National Environmental Policy Act. This assessment resulted in a “Finding of No Significant Impact,” the highest rating. We believe that PowerBuoy systems deployed, including larger PowerBuoy systems under development and multiple-buoy wave power stations, would have minimal environmental impact due to the physical similarities with the tested system. In addition, we received a “Finding of No Significant Impact,” from the DOE after environmental assessment in connection with our Reedsport, Oregon project.

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

Customers/Projects

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Years Ended April 30,
	2012	2011	2010

US Department of Energy	32%	28%	9%
US Navy	29%	52%	80%
UK Government's Technology Strategy Board	20%	14%	-
European Union (WavePort project)	13%	-	-

These revenues were largely for the support of our product development efforts. Our goal, over time, is to generate revenues from utilities and other non-government commercial customers and to have such revenues represent a greater portion of our total revenues.  In addition, our goal in the future is that an increased portion of our revenues will be from the sale of products and maintenance services, as compared to revenue to support our product development efforts.

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

US Navy

Hawaii

Beginning in September 2001, we entered into a series of contracts with the United States Office of Naval Research for the development and construction of wave power systems at the Marine Corps base in Oahu, Hawaii. Under the contract for the final phase of the project, which was entered into in 2005 and expired in late 2011, we were reimbursed for costs and paid a fixed fee. From December 2009 to January 2012, we deployed our PB40-rated PowerBuoy. The PowerBuoy was connected to the grid in September 2010 in Hawaii. This project successfully met its objective by demonstrating the potential of wave power to reduce fossil fuel consumption at Navy and Marine bases around the world. We are currently exploring other potential wave power system projects in Hawaii with the US Navy.

LEAP

In September 2009, we received $2.4 million from the US Navy for the first stage of a contract to provide our PowerBuoy to the Navy's LEAP program. In September 2010, the US Navy awarded $2.75 million in additional funding to us for the second stage of this program. The LEAP program is being developed to enhance the US Navy's anti-terrorism and force protection capability by providing persistent power at sea for port maritime surveillance in the near coast, harbor, piers and offshore areas. During the first stage of the LEAP program, we successfully completed delivery of the design and on-land testing of a new power take-off system for the autonomous LEAP PowerBuoy. In the second stage of the program, we built and deployed a LEAP PowerBuoy structure, incorporating that new power take-off system. The LEAP system was deployed in 2011 by a US Coast Guard vessel and was ocean-tested approximately 20 miles off the coast of New Jersey. It was integrated with the Rutgers University-operated land-based radar network that provides ocean current mapping data for the National Oceanographic and Atmospheric Administration (NOAA) and US Coast Guard search and rescue operations. The ocean test of the LEAP vessel detection system demonstrated dual-use capability of the radar network and helped to verify our technology as a persistent power source for systems requiring remote power at sea. The LEAP PowerBuoy continued to operate during Hurricane Irene.

DWADS

In June 2007, we received a $1.7 million contract from the US Navy to provide our PowerBuoy technology to a unique program for data gathering in the ocean. Under this 18-month program, the US Navy conducted an ocean test in October 2008 of our autonomous PowerBuoy as the power source for the Navy's Deep Water Active Detection System. In October 2008, we received a $3.0 million contract from the US Navy to expand the program and ocean-test an advanced version of our autonomous PowerBuoy. We have substantially completed performance under this contract.

Reedsport, Oregon Project

We are developing what we expect will be the first US commercial wave park off the coast of Reedsport, Oregon. The project will be built in phases: one PB150 (non-grid connected); up to ten PB150s for a total of 1.5MW, grid-connected, scaling up to 50MW, grid-connected. Phases subsequent to the deployment and commissioning of the initial PB150 are dependent upon us achieving additional project funding. In February 2007, we signed a cooperative agreement with PNGC Power, an Oregon-based electric power cooperative, as a utility partner for the development of the wave power station. In July 2007, we filed a Pre-Application Document and Notice of Intent with the US Federal Energy Regulatory Commission (FERC) for the Reedsport project, which provides notice of our intent to seek a license for the Reedsport power station and information regarding the project. In February 2010, we filed with FERC a full application to build, deploy and connect to the grid a 10-PowerBuoy array (1.5 MW). In March 2011, FERC granted us a second preliminary permit to continue to evaluate the feasibility of the 50MW Reedsport project. We believe these filings were the first Pre-Application Document, Notice of Intent, and full License Application filed by a wave power company, and is an important step in the full licensing process for the Reedsport project. We will need additional authorization from FERC to sell electric power generated from the Reedsport wave power station into the wholesale or retail markets.

In August 2007, we announced the award of a $0.5 million contract from PNGC Power, providing funding toward the fabrication and installation of a 150kW PowerBuoy system for the Reedsport project. In October 2008, we received a $2.0 million award from the DOE in support of the project. This DOE grant is being used to help fund the fabrication and factory testing of the first PowerBuoy to be installed at the Reedsport site. This was the first award for the building of ocean wave energy systems by the DOE. In September 2010, we announced the award of another grant for the Reedsport project from the DOE of $2.4 million. This award will be used for final assembly, deployment and ocean trials of the first PowerBuoy.

This PowerBuoy is expected to be ready for deployment in 2012, with deployment timing principally dependent on weather conditions.

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

In September 2011, we announced that we will collaborate with Lockheed Martin in connection with our proposed commercial-scale wave power generation project at Reedsport. Under this collaboration, Lockheed Martin is providing design, manufacturing, system integration and supply chain management expertise to enhance our PowerBuoy technology. This builds on previous work conducted by Lockheed Martin and us.

Next Generation PB500 PowerBuoy

In April 2010, we received a $1.5 million award from the DOE for the development of our next generation 500kW PowerBuoy wave power system, the PB500. In the fiscal year ended April 30, 2011, we received awards of an additional $4.7 million for development of the PB500, $2.4 million from the DOE and $2.3 million from the UK Government’s Technology Strategy Board. We intend to use proceeds from these grants to help fund the scale-up of the power output per PowerBuoy from the current level of 150kW to 500kW. In addition, the technology development effort will focus on increasing the power extraction efficiency and reliability. Structural design of the PB500 major subsystems is in progress, and wave tank testing of the models has been completed.

Scotland Project

In 2007, we received a $1.8 million contract from the Scottish Executive toward the construction and testing of a 150kW grid-connected PowerBuoy system. Ocean trials of our first 150kW PowerBuoy were conducted in 2011. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. During the ocean trials, our 150kW rated PowerBuoy produced power in excess of our expectations of performance. Our utility scale PB150 structure and mooring system achieved independent certification from Lloyd’s Register. This certification from Lloyd’s Register confirms that the PB150 design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

We are seeking a customer for the commercial utilization of the buoy, including its deployment at various potential sites.

Spain

2006 Spain Project

In July 2006, after exploratory studies were conducted, Iberdrola Energias Marinas de Cantabria, S.A., or Iberdrola Cantabria, was formed for the purpose of constructing and operating a wave power station off the coast of Santoña, Spain. Iberdrola Energias Renovables II, S.A. (Iberdrola Energias), an affiliate of Iberdrola, is the largest shareholder of Iberdrola Cantabria. Minority shareholders include us, Sociedad para el Desarrollo Regional de Cantabria, S.A., or SODERCAN, which is the industrial development agency of the Spanish region of Cantabria, Total Eolica, an affiliate of Total S.A., and Instituto para la Diversificacion y Ahorro de la Energia, S.A., (IDAE), a Spanish government agency dedicated to energy conservation and diversification efforts. Funding is shared among the shareholders based on agreed-upon percentages that reflect the parties' anticipated ownership interest in the wave power station. We own 10% of Iberdrola Cantabria.

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station with our customer, Iberdrola Cantabria (2006 Spain Construction Agreement). In January 2007, the parties entered into a corresponding operations and maintenance agreement.  Under the construction agreement, we agreed to manufacture and deploy one 40kW PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional 150kW PowerBuoy systems by December 31, 2009. The terms of the construction of the nine additional PowerBuoy units and the installation of the underwater transmission cable and underwater substation pod were not covered by the construction agreement and were to be separately agreed upon.

The initial PB40 PowerBuoy system for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. In November 2010, we agreed to negotiate with Iberdrola Cantabria with the goal of cancelling the remaining obligations between the parties under the construction and operations and maintenance agreements, transferring ownership of the equipment manufactured or purchased by us under the construction agreement to Iberdrola Cantabria, and having Iberdrola Cantabria pay certain amounts due to us. Negotiations are underway for such efforts and are still ongoing. If no modification to the 2006 Spain Construction Agreement is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement without the obligation to make further milestone payments and, potentially, collect reimbursement for direct damages, limited as specified in the construction agreement, for the failure of the PowerBuoy to meet certain performance thresholds. We do not expect the termination of the 2006 Spain Construction Agreement or potential liability for damages to materially adversely affect our financial condition.

WavePort Project

In March 2010, we announced the award of €2.2 million under the European Commission's Seventh Framework Programme (FP7) by the European Commission's Directorate responsible for new and renewable sources of energy, energy efficiency and innovation. This grant is part of a total award of €4.5 million to a consortium of companies, including us, to deliver a PowerBuoy wave energy device under a project entitled WavePort, with an innovative wave prediction capability and a "wave-by-wave" tuning system. It is anticipated that the PowerBuoy will be deployed at the Santoña site in Spain.  We commenced work under this grant in fiscal 2012.

Australia

In December 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (Leighton) for the development of wave power projects off the east and south coasts of Australia. In 2009, Leighton formed Victorian Wave Partners Pty. Ltd. (VWP), a special purpose company for the development of a 19MW wave power project off the coast of Victoria, Australia. In November 2009, we announced that VWP was awarded an A$66.46 million grant from the Federal Government of Australia for the 19MW wave power project. The grant is subject to certain terms, including funding milestones, which require significant additional funding to enable the receipt of the grant funds and the completion of the project.

In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty Ltd acquired 100% ownership of Victorian Wave Partners from Leighton. Leighton may still participate as a service provider to the project.

In July 2012, we entered into a teaming agreement with Lockheed Martin with the goal of developing a 19MW wave energy project in Victoria, Australia. In order to expedite development of this project, Lockheed Martin plans to assist us with PowerBuoy design, lead the production and system integration of the wave energy converters, and support overall program management. Working with Lockheed Martin, we are assessing various financing opportunities for the project as well as potential purchase power agreements with local industry and utilities.

Japan

We are presently working with Mistui Engineering & Shipbuilding Co. (MES) to identify prospective sites for a demonstration wave power station in Japan. In 2011, we signed a $220,000 contract with MES to develop a new mooring system for our PowerBuoy. We also worked with MES to conduct certain development engineering in connection with the project, and to perform tests at MES’s wave tank facilities. In 2012, we are currently working with MES in testing the feasibility of our technology to perform in Japanese sea conditions, with the near-term goal of deploying one of our PowerBuoys in Japan and a longer-term goal of a Japan-based scaleable power station of at least 10MW capacity. In 2012, we recorded $191,000 of revenue in connection with these efforts with MES.

United Kingdom

In February 2006, we received approval from the UK Government’s Technology Strategy Board to install a demonstration wave power station off the coast of Cornwall, England as part of TSB’s "Wave Hub" project, a planned offshore facility for demonstrating and testing wave energy generation devices. TSB has obtained the necessary permits for this Wave Hub project, and the project received over £40 million of funding for construction of the Wave Hub infrastructure, which was completed during 2010. We are seeking funding for the deployment of our PowerBuoy systems at this site.

Backlog

At April 30, 2012, our total negotiated backlog was $6.8 million compared with $8.9 million at April 30, 2011. This backlog consists largely of orders to support our product development.  We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months. Our backlog includes both funded amounts, which are unfilled firm orders for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $4.8 million and $6.9 million at April 30, 2012 and 2011, respectively.

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

•
Outsource most of the plant construction and deployment.  We outsource all metal fabrication, anchoring, mooring, cabling supply and deployment in order to minimize our capital requirements as we scale up production volumes. The high value-added "smart part" of the system is assembled and tested at our facilities and shipped to project sites for integration into the PowerBuoys.

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

•
Continue to increase PowerBuoy system output.  Our product development and engineering efforts are focused on increasing the energy output of the design of our PowerBuoy systems from up to 40kW, and 150kW, and thereafter to 500kW. If we increase the size of a PowerBuoy system or increase its energy conversion efficiency, we will be able to increase the amount of wave energy the system can capture and increase the output of the system. We believe that by increasing system output of the individual PowerBuoy, and also by increasing volume production of the PowerBuoys, we will be able to decrease the cost per kilowatt of our PowerBuoy system and the cost per kilowatt hour of the energy generated.

•
Leverage customer relationships to enhance the commercial acceptance of our utility PowerBuoy system.  We believe that our project at the US Marine Corps base in Oahu, Hawaii may serve as a prototype wave power station for the installation of wave power stations at other US Navy bases and at other international sites. Our relationship with PNGC Power regarding our Reedsport, Oregon project is the first such utility relationship on the west coast of the United States. We intend to build on these existing commercial relationships both by expanding the number and size of projects we have with our current customers and by entering into new alliances and commercial relationships with other utilities and independent power producers.

•
Expand revenue streams from our autonomous PowerBuoy system.  The autonomous PowerBuoy system addresses specific power generation needs of customers requiring off-grid electricity generation in remote locations in the open ocean. Since our autonomous PowerBuoy systems are well suited for many of these uses, we do not expect that they will require subsidies or other price incentives for commercial acceptance. We believe there are a variety of potential applications for this system, including homeland security, offshore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys. We have entered into contracts with the US Navy for the testing of our autonomous PowerBuoy in connection with a unique program for ocean data gathering, as well as for the LEAP program for homeland security. We believe that successful testing of our autonomous PowerBuoy system under these contracts may result in additional revenues from the US Navy and other prospective customers.

•
Maximize customer funding of technology development.  We actively seek to obtain external funding for the development of our technology, including cost-sharing obligations under some of our customer contracts. In April 2010, we were awarded $1.5 million from the US Department of Energy for the development of our PB500 product. In fiscal year 2011, we were awarded an additional $2.4 million from the DOE and $2.3 million from the UK Government’s Technology Strategy Board for PB500 development.

•
Expand our partnerships in key market areas.  We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and core competences. We have formed such partnerships more recently with Lockheed Martin in the US and Australia, and with Mitsui Engineering and Shipbuilding in Japan.

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

Autonomous PowerBuoy System Marketing

There are a variety of potential customers, such as companies within the offshore oil and gas industry, the US Department of Homeland Security and US Department of Defense, that have specific needs for off-grid power generation that can be supplied by our autonomous PowerBuoy system. Potential applications for off-grid power supply include homeland security, offshore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings.

Manufacturing and Deployment

Manufacturing and Raw Materials

We engage in two types of manufacturing activities: the manufacturing of the high value-added components, or "smart part" modules, for systems control, power generation and power conversion for each PowerBuoy system, and the contracting to outside companies for the fabrication of the buoy-like structure, anchoring and mooring, and cabling.

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

Each step in the deployment process for our existing and currently planned deployments is outsourced to subcontractors located near the project site. First the mooring system, consisting of floats, anchors and chains, is brought to the wave power station's ultimate ocean location by workboats or barges. At the same time, the cable to transmit the generated electricity is laid by a subcontractor. Next, the PowerBuoy system is towed to the ocean location and fixed to the mooring system. The PowerBuoy system would then be connected to the USP, which would then be connected to the grid or the distributed power site. At this point, we would have a fully assembled PowerBuoy, which subject to final testing, would be ready for operation. An array of PowerBuoys would be installed using a similar approach, but would add the deployment of the USP to serve as an aggregator for the energy output of multiple PowerBuoys.

We expect that the subcontractor services required for deployment of a wave power station will be readily available in the locations where we currently plan to deploy our systems, although we are dependent on third parties for the entire process. We actively manage each step with personnel who have significant project management and deployment experience.

Research and Development

Our research and development team consists of employees with a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We engage in extensive research and development efforts to improve PowerBuoy efficiency, reliability and power output and to reduce manufacturing cost and complexity. Our research and development efforts are currently focused on increasing the output and reliability of our utility PowerBuoy system including the 150kW PowerBuoy system and to our research and development of new products, product applications and complementary technologies. We are also conducting research on improvements to our current technology.

Research and development expenses are reflected on our consolidated statements of operations as product development costs. Research and development expenses were $8.3 million for fiscal 2012, $13.3 million for fiscal 2011 and $13.0 million for fiscal 2010.

We are currently working on the design for our 500kW PowerBuoy. The key to increasing the energy output of the PowerBuoy system is to increase the system's efficiency as well as its diameter. If we increase the size and efficiency of the wave capture portion of the PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the float's diameter, we will approximately quadruple its power capacity. We believe that we will be able to further increase the output capacity of the PowerBuoy system using technology that we are developing, as well as our work on design, manufacture, testing and deployment of the higher capacity systems. We are exploring design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and safely without damage. For example, our complete 40kW PowerBuoy systems are transported to the onshore deployment sites using standard flatbed trucks; however, the fully-assembled 150kW PowerBuoy systems are too large for these trucks and need to be transported in modules and assembled on-site. In addition, we will need to adjust the mooring system to account for the larger-sized PowerBuoy systems.

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

As of April 30, 2012, we owned a total of 51 issued United States patents and 15 United States patent applications. We have pending foreign counterparts to 21 of our issued patents and 12 of our pending non-provisional patent applications.

Our patent portfolio includes patents and patent applications with claims directed to:

•	system design;

•	control systems;

•	power conversion;

•	anchoring and mooring; and

•	wave farm architecture.

The expiration dates for our issued United States patents range from 2015 to 2028. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with US federal government funding are subject to certain government rights as described in "Risk Factors — Risks Related to Intellectual Property."

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy®, Talk on Water®, CellBuoy® and PowerTower® marks and our Making Waves in Power® service mark in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Although the market for equipment that generates electricity from wave energy is in its early stage of commercial development, there are a number of private companies, some with institutional funding, developing technologies to generate electricity from wave energy, and we compete or will compete with them. We believe there are over 75 companies worldwide developing wave energy technologies. Most of these companies are located in the United Kingdom, continental Europe, the United States and Australia, and most are focused on offshore systems. Only a few of these companies, like ourselves, have conducted long-term ocean testing of their systems, which is the critical factor in proving the survivability and performance of any wave energy system.

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

In 2008, the US enacted the Energy Improvement and Extension Act of 2008, which enables owners of wave power projects in the US to receive federal tax credits, thereby improving the long-term economics of wave power as a renewable energy source. The Act expands the definition of qualifying facilities for the Production Tax Credit (PTC) to include those that generate power from marine renewables (including wave and tidal sources). As a result, the PTC is now available for electricity produced and generated after October 3, 2008 from marine renewable energy facilities with a "nameplate capacity" of at least 150kW, and that are placed in service anytime between October 3, 2008 and December 31, 2013. The credit rate for marine renewables is $0.01 per kilowatt hour, and the duration of the credit will be ten years after the facility is placed in service. The PTC legislation may expire in 2013.

The State of Oregon has enacted the Business Energy Tax Credit program that allows companies that invest in renewable energy capital projects an Oregon State income tax credit of up to 50% of the first $20.0 million of capital costs. This program is scheduled to expire on July 1, 2014.

Each of the member states of the EU has a country-specific target for the level of consumption of electricity from renewable sources that it should attain by 2020. The United Kingdom Renewables Obligation of April 2002 included a target of 15% of electricity generation to come from renewable sources by 2015, which will continue until 2027. Electricity suppliers that are unable to otherwise meet their renewables obligation have to pay a buy-out price (currently £0.033 per kilowatt hour) or purchase Renewables Obligation Certificates (ROC) from companies that generate electricity from renewable resources.

The UK Department of Energy and Climate Change and Department of Business Innovation and Skills are examining measures for the support of the renewable energy market.  In 2011, the UK Government announced new policies on Electricity Market Reform (EMR) which included, among other measures, a floor price for carbon for electricity generators. Additionally, it is anticipated that specific funding will be made available for both capital and revenue support for marine energy (wave and tidal stream) projects.  In 2017, the existing ROC regime for revenue support will be replaced by a feed-in-tariff system based on a Contract for Difference mechanism, which will ensure a fixed revenue for renewable generators, regardless of the market price for “brown” power.  Consultation on the exact structure of the mechanism is ongoing at this time.

In 2011, the Australian Government passed a Carbon Tax Law, which set the initial carbon price at A$23 per ton. Revenue from this tax will fund A$10 billion to invest in renewable energy, low pollution and energy efficiency technologies, A$3.2 billion to support R&D, demonstration and commercialization of renewable energy and A$200 million to support business development of clean technologies.

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

Employees

As of April 30, 2012, we had 47 employees, consisting of 17 employees in manufacturing, 14 in research, development and engineering functions and 16 in selling, general and administrative functions. Of these employees, 41 are located in Pennington, New Jersey and 6 are located in Warwick, UK. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Product Insurance

We currently have a property and liability insurance policy underwritten by Lloyd's Underwriters that covers our PowerBuoy systems currently deployed, and that can be expanded to cover our PowerBuoy systems to be deployed in the future. We have not claimed any losses under this policy.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline and your investment could be lost.

Risks Relating to Our Business

We have a history of operating losses and may never achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $15.1 million in fiscal 2012 and $20.4 million in fiscal 2011. As of April 30, 2012, we had an accumulated deficit of $126.0 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. We expect to increase certain of our operating expenses significantly as we continue to expand our infrastructure and commercialization activities. As a result, we will need to generate significant revenues to cover these costs and achieve profitability. As we continue to develop our proprietary technologies, we expect to have a net decrease in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

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

If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional products or technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and commercialization efforts, which could adversely affect our financial condition, operating results and the market value of our common stock.

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

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoy systems may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoy systems but have not yet achieved successful commercialization of our PowerBuoy systems. As we begin to manufacture, market, sell and deploy our PowerBuoy systems in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of our PowerBuoy systems, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoy systems in quantities necessary to generate competitively-priced electricity.

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

Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the price of electricity in most significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed to feed electricity into a local or regional power grid, depends significantly on the availability and size of government incentives and subsidies for wave energy. As renewable energy becomes more of a competitive threat to conventional energy providers, companies active in the conventional energy business may increase their lobbying efforts in order to encourage governments to stop providing subsidies for renewable energy, including wave energy. We cannot predict the level of any such efforts, or how governments may react to such efforts. The reduction, elimination or expiration of government incentives and subsidies, or the exclusion of wave energy technology from those incentives and subsidies, may result in the diminished competitiveness of wave energy relative to conventional and non-wave energy renewable sources of energy. Such diminished competitiveness could materially and adversely affect the growth of the wave energy industry, which could in turn adversely affect our business, financial condition and results of operations.

Our product development costs are substantial and may increase in the future.

Our product development costs primarily relate to our efforts to increase the output, durability and commercial scalability of our utility PowerBuoy system. Our product development costs were $8.3 million in fiscal 2012 and $13.3 million in fiscal 2011. It is our intent to fund the majority of our research and development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund research and development expenses, in which case our product development costs may increase.

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

Our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 25-year useful life.

We began developing and testing wave energy technology nearly 15 years ago. However, to date we have only manufactured 15 PowerBuoy systems for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy system had been from December 2009 to January 2012. As a result, our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 25-year useful life. Our technology has not yet demonstrated that our engineering and test results can be duplicated in volume commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy system. If our PowerBuoy system ultimately proves ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoy systems perform below expectations, we could lose customers and face substantial repair and replacement expense which could in turn adversely affect our business, financial condition and results of operations.

Our future success in the utility power markets depends on our ability to increase the power, or energy, output of our utility PowerBuoy system. If we are unable to increase the power output of our utility PowerBuoy system, the commercial prospects for our utility PowerBuoy system would be adversely affected.

One of our goals is to increase the power output of our utility PowerBuoy system, which is currently 150kW to 500kW. Our success in meeting this objective depends on our ability to significantly increase the power output of our PowerBuoy system in a cost-effective and timely manner and our ability to overcome the engineering and deployment hurdles that we face, including developing design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage, and developing adjustments to the mooring system to account for the larger-sized PowerBuoy systems. We have experienced problems and delays in the development and deployment of our PowerBuoy system in the past, and could experience similar delays or other difficulties in the future. If we cannot increase the power output of the utility PowerBuoy system, or if it takes us longer to do so than we anticipate, we may be unable to expand our utility business, maintain our competitive position, satisfy our contractual obligations or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations will be adversely affected.

If we do not reach full commercial scale, we may not be able to offer a cost competitive power station and the commercial prospects of our utility PowerBuoy system would be adversely affected.

Unless we reach full commercial scale, we may not be able to offer an electricity solution that competes on a non-subsidized basis with today's price of wholesale electricity in key markets in certain parts in the world. If we do not reach full commercial scale, the commercial prospects for our utility PowerBuoy system would be adversely affected.

We have not yet deployed a wave power station consisting of an array of two or more PowerBuoy systems. If we are unable to deploy a multiple-system wave power station, our revenues may not increase, and we may be unable to achieve and then maintain profitability.

We have not yet deployed a wave power station consisting of an array of two or more PowerBuoy systems. Our success in developing and deploying a wave power station consisting of an array of two or more PowerBuoy systems is contingent upon, among other things, receipt of required governmental permits, obtaining adequate financing, successful array design implementation and, finally, successful deployment and connection of the PowerBuoy systems.

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

We will need to build larger buoys in order to increase the output of our current PowerBuoy systems. The larger buoys will be more difficult than our current buoys to deploy cost effectively and without damage. Our current deployment methodologies, including transportation to the installation site and the mooring of the PowerBuoy systems, will need to be revised as PowerBuoy systems achieve greater output. If we cannot develop cost effective methodologies for deployment of the larger PowerBuoy systems, or if it takes us longer to do so than we anticipate, we may not be able to deploy such systems in the time we anticipate or at all. Therefore, even if we succeed in increasing the power output of our PowerBuoy systems, if we are unable to deploy these larger PowerBuoy systems or encounter problems in doing so, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable.

If we are not successful in negotiating a suitable settlement related to the 2006 Spain Construction Agreement, it could adversely affect our business, financial condition and results of operations.

The initial PB40 PowerBuoy system for our 2006 Spain project was deployed in September 2008. After a short testing period, the buoy was removed from the water for work on improvements to the power take-off and control systems. In November 2010, we agreed to negotiate with Iberdrola Cantabria with the goal of cancelling the remaining obligations between the parties under the construction and operations and maintenance agreements, transferring ownership of the equipment manufactured or purchased by us under the construction agreement to Iberdrola Cantabria, and having Iberdrola Cantabria pay certain amounts due to us. We further agreed to work toward a new project with Iberdrola Cantabria. If negotiations are unsuccessful and no modification to the existing 2006 Spain Construction Agreement is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement without the obligation to make further milestone payments and, potentially, collect reimbursement for direct damages, limited as specified in the construction agreement, for failure of the PowerBuoy to meet certain performance thresholds.

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

The DOE accounted for 32% of our revenues and the US Navy accounted for 29% of our revenues during fiscal 2012. In fiscal 2011, revenues from the DOE accounted for 28% of our total revenues and the US Navy accounted for 52% of our revenues. In order to receive future funding from the DOE or US Navy, we would be required to enter into additional contracts with the DOE or US Navy, which would require appropriation by the US Congress and other government agencies. Additional funding for projects may not be approved or we may not be able to negotiate future agreements on acceptable terms, if at all.

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

Our relationships with our alliance partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into development agreements and strategic alliances with regional utilities and energy and other companies committed to providing electricity from renewable energy sources. If we are unable to reach agreements with suitable alliance partners, we may fail to meet our business objectives for the commercialization of our PowerBuoy system. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. For example, our project with the Commonwealth of Australia is conditional upon our receipt of significant additional funds. There can be no assurance that we will receive such additional funding. In addition, these relationships may not be successful, and we may be unable to sell and market our PowerBuoy systems to these companies and their affiliates and customers in the future, or growth opportunities may not materialize, any of which could adversely affect our business, financial condition and results of operations.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer's financial condition and disputes between us and our co-venturers.

It is part of our strategy to co-invest in some of our wave power projects with third parties through joint ventures by acquiring non-controlling interests in special purpose entities. In these situations, we will not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures involve risks that would not be present were a third party not involved, including the possibility that our co-venturers might become bankrupt or fail to fund their share of required capital contributions. Our co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions that are contrary to our policies or objectives. Disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in additional risk to wave power projects undertaken by the joint venture.

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

Moreover, the success of renewable energy generation technologies may cause larger electric utility and other energy companies with substantial financial resources to enter into the renewable energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned than we are to develop new or improve existing technologies.

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

We derive a significant portion of our revenue from US federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2012 and fiscal 2011, we derived 61% and 80%, respectively, of our total revenue from contracts with the DOE and US Navy.

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

We market and plan to market our products in a number of foreign countries, including the United Kingdom, Spain, Australia and Japan, and we are therefore subject to risks associated with having international operations. International customers accounted for 36% of our revenues in fiscal 2012 and 16% of our revenues in fiscal 2011. Risks inherent in international operations include, but are not limited to, the following:

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

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business, which in turn could adversely affect our business, financial condition and results of operations. The current economic environment, particularly the macroeconomic pressures in certain European countries, may increase these risks.

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and our past results should not be relied on as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this "Risk Factors" section, including the following factors, may adversely affect our business, financial condition and results of operations:

•	delays in permitting or acquiring necessary regulatory consents;

•	delays in the timing of contract awards and determinations of work scope;

•	delays in funding for or deployment of wave energy projects;

•
changes in cost estimates relating to wave energy project completion, which under percentage-of-completion accounting principles could lead to significant fluctuations in revenue or to changes in the timing of our recognition of revenue from those projects;

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

If the renewable energy industry continues to develop and if the generation of power from wave energy in particular achieves commercial acceptance, we anticipate that wave energy technology and our PowerBuoy systems and their deployment will be subject to increased oversight and regulation. We are unable to predict the nature or extent of regulations that may be imposed or adopted. Any new government regulations or utility policies pertaining to wave energy or our PowerBuoy systems may result in significant additional expenses to us and our customers and, as a result, could adversely affect our business, financial condition and results of operations.

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

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our PowerBuoy systems. These hazards and risks could result in personal injuries, loss of life, and other damages, which may include damage to our properties and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.

If we are unable to attract and retain management and other qualified personnel, we may not be able to achieve our business objectives.

Our success depends on the skills, experience and efforts of our senior management and other key product development, manufacturing, and sales and marketing employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees. We have entered into employment agreements with Dr. George Taylor, our executive vice-chairman, and Charles Dunleavy, our chairman and chief executive officer; however, the agreements permit the employees to terminate their employment with little notice. Implementation of our expansion plans will be highly dependent upon our ability to hire and retain senior executives as well as talented staff in various fields of expertise.

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

From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. We do not have any experience with acquiring companies or products. Any acquisition we pursue could diminish the capital resources otherwise available to us for other uses or be dilutive to our stockholders and could divert management's time and resources from our core operations.

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

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our business and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could also be a material adverse effect on our stock price.

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

Our agreements with the US Navy and DOE help fund research and development of our PowerBuoy system. When new technologies are developed with US federal government funding, the government obtains certain rights in any resulting patents, technical data and software, generally including, at a minimum, a nonexclusive license authorizing the government to use the invention, technical data or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise "march-in" rights. March-in rights refer to the right of the US government to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. US government-funded inventions must be reported to the government. US government funding must be disclosed in any resulting patent applications, and our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions and march-in rights.

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

•
the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

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

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. For the period ended April 30, 2012, the 52-week high and low prices for our common stock were $5.60 and $2.33, respectively. The stock market in general has recently experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the conventional and renewable energy industries and issuance of new or changed securities analysts' reports or recommendations;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	investor perception of our company and of the renewable energy industry; and

•	general economic, political and market conditions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Pennington, New Jersey, where we occupy approximately 22,000 square feet under a lease expiring on April 30, 2013. We use these facilities for administration, research and development, as well as assembly and testing of the generators and control models for our PowerBuoy systems.

We also have an office in Warwick, United Kingdom, where we occupy 1,390 square feet under a lease expiring on January 1, 2013. Six employees, all members of the executive, engineering, administration and business development teams, operate out of this office, which serves as a hub for our European presence.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock has been listed on the Nasdaq Global Market since April 24, 2007 under the symbol "OPTT." As of June 30, 2012, there were 315 holders of record for shares of our common stock. Since a portion of our common stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders.

The following table sets forth the high and the low sale prices of our common stock as quoted by the Nasdaq Global Market for the period indicated.

	Nasdaq Global Market
	High	Low
Year Ended April 30, 2012
First quarter	$5.15	$3.25
Second quarter	5.60	2.33
Third quarter	3.92	2.52
Fourth quarter	3.90	2.60
Year Ended April 30, 2011
First quarter	$7.20	$4.82
Second quarter	6.85	4.55
Third quarter	6.80	5.12
Fourth quarter	5.73	4.70

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of our equity securities during February, March and April 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of A Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan

February 1-29, 2012	1,349	$2.87	―	―
March 1-31, 2012	―	―	―	―
April 1-30, 2012	―	―	―	―

(1)	Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We develop and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer two PowerBuoy products, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system. We also offer our customers operations and maintenance services for our PowerBuoy systems. In addition, we market our undersea substation pod product and undersea power connection infrastructure services to other companies in the marine energy sector.  Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of our revenues.  These revenues were largely for the support of our product development efforts. Our goal, over time, is to generate revenues from utilities and other non-government commercial customers and to have such revenues represent a greater portion of our total revenues.  In addition, our goal in the future is that an increased portion of our revenues will be from the sale of products and maintenance services, as compared to revenue to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net decrease in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

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

     We were incorporated in New Jersey in April 1984, began business operations in 1994, and were re-incorporated in Delaware in 2007. We currently have three wholly-owned subsidiaries, Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, and Oregon Wave Energy Partners I, LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd (OPTA). In March 2012, OPTA acquired 100% of Victorian Wave Partners Pty Ltd.

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation, or Lockheed Martin, in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy system as a power source for the Navy’s Deep Water Active Detection System (DWADS). In 2011, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (LEAP) program. The LEAP PowerBuoy, incorporating a unique power take-off and on-board storage system, is significantly smaller and more compact than our standard utility PowerBuoy. It is designed to provide persistent, off-grid clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications. Also in 2011, ocean trials of our first 150kW PowerBuoy were conducted. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. During the ocean trials, our 150kW- rated PowerBuoy produced power in excess of our expectations of performance. Our utility scale PB150 structure and mooring system achieved independent certification from Lloyd’s Register. This certification from Lloyd’s Register confirms that the PB150 design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

At April 30, 2012, our total negotiated backlog was $6.8 million compared with $8.9 million at April 30, 2011. The decrease in backlog is a result of revenue recognized during the period offset by new orders during fiscal 2012, of $3.9 million and changes in foreign currency of $0.3 million. New orders during 2012 included a $3.2 million grant from the European Union related to our WavePort project to enhance the efficiency of our PowerBuoy. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months. Most of our backlog at April 30, 2012 and 2011 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog includes both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy (DOE) for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $4.8 million and $6.9 million at April 30, 2012 and 2011, respectively.

     Our fiscal year ends on April 30. For fiscal 2012, we generated revenues of $5.7 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $15.1 million, and for fiscal 2011, we generated revenues of $6.7 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $20.4 million. As of April 30, 2012, our accumulated deficit was $126.0 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

The marine energy industry, including wave, tidal and ocean current energy technologies, is expected to benefit from various legislative initiatives that have been undertaken or are planned by state and federal agencies. For example, in 2008, the US enacted the Energy Improvement and Extension Act of 2008, which enables owners of wave power projects in the US to receive federal tax credits, thereby improving the long-term economics of wave power as a renewable energy source. The Act expands the definition of qualifying facilities for the Production Tax Credit (PTC) to include those that generate power from marine renewables (including wave and tidal sources). As a result, the PTC is now available for electricity produced and generated after October 3, 2008 from marine renewable energy facilities with a "nameplate capacity" of at least 150kW that are placed in service anytime between October 3, 2008 and December 31, 2013. The credit rate for marine renewables is $0.01 per kilowatt hour, and the duration of the credit will be ten years after the facility is placed in service. The PTC legislation may expire in 2013.

Further, the US federal and state governments may increase their investments in the renewable energy sector under various economic stimulus measures. The American Recovery and Reinvestment Act of 2009 provided significant grants, tax incentives and policy initiatives to stimulate investment and innovation in the "cleantech" sector. At times, the DOE has also issued requests for proposal to be funded under programs it has established to further investment in marine energy technologies. We have devoted additional resources to develop proposals seeking government funding to support existing projects and technology enhancements. Consequently, while our selling, general and administrative costs related to such efforts may continue to increase over the next year, we believe that these governmental initiatives may result in additional revenues for us over the next several years. Given the uncertainties surrounding the scope and size of the government programs, there can be no assurances as to whether we will be successful in obtaining significant additional government funding or as to the terms and conditions of any such funding.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Most of our projects in fiscal year 2012 were under cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2012 and 2011:

	Years Ended April 30,
	($ millions)
	2012	2011

US Department of Energy	$1.8	$1.9
US Navy	1.6	3.5
UK Government's Technology Strategy Board	1.1	0.9
European Union (WavePort project)	0.8	-
Others	0.4	0.4

	$5.7	$6.7

The revenue decrease for fiscal 2012 reflected significant decreases in revenue from the US Navy attributable to the LEAP program and the DWADS project in addition to revenues related to our 150kW PowerBuoy project off the cost of Oregon. The revenue decrease was partially offset by an increase in revenue from the European Union related to our WavePort project off the coast of Spain and revenues related to our PB500 PowerBuoy development project. During fiscal 2011, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the 2006 Spain Construction Agreement, and there was no corresponding reduction in cost of revenues.

Overall, the US Navy has been our largest customer since fiscal 2002. The DOE was our largest customer in fiscal 2012 and also a significant customer in fiscal 2011. Combined, these two customers accounted for 61% of our revenues in fiscal 2012 and 80% of our revenues in fiscal 2011. We anticipate that, if our commercialization efforts are successful, the relative contribution of these customers to our revenue may decline in the future.

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and the east coast of Japan. The following table shows the percentage of our revenues by geographical location of our customers for fiscal years 2012 and 2011:

	Years Ended April 30,
	2012	2011

United States	64%	84%
Europe	33%	13%
Asia and Australia	3%	3%
	100%	100%

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

We operated at a gross profit of $0.1 million and $0.4 million in fiscal 2012 and 2011, respectively. Most of our revenue recorded in fiscal 2012 was generated from cost-sharing contracts, which result in zero gross profit. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts. During fiscal 2011, we reduced revenue by approximately $0.2 million due to a change in estimated revenue to be recognized in connection with the 2006 Spain Construction Agreement, and there was no corresponding reduction in cost of revenues.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs primarily relate to our efforts to increase the output and reliability of our utility PowerBuoy system, including the 150kW PowerBuoy system, and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income, net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $33.2 million as of April 30, 2012 and $48.3 million as of April 30, 2011. Interest income decreased due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.

Interest income reported in future years may decrease from fiscal 2012 as a result of a decrease in invested cash.

Foreign exchange loss

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $2.8 million as of April 30, 2012 and $4.8 million as of April 30, 2011, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $33.2 million as of April 30, 2012 and $48.3 million as of April 30, 2011.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pounds sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. Our international revenues for the years ended April 30, 2012 and 2011 were recorded in Euros, British pounds sterling, Australian dollars or Japanese yen.

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

Income taxes

As of April 30, 2012, we had federal and foreign net operating loss carryforwards of $81.7 million and $18.3 million, respectively, and federal and foreign research and development tax credits of $2.1 million and $0.7 million, respectively which may be used to offset future taxable income. As of April 30, 2012, we had state net operating loss carryforwards of $57.7 million. If not utilized, the net operating loss carryforwards and credit carryforwards will expire at various dates through 2032. We may not achieve profitability in time to utilize the tax credit and net operating loss carryforwards in full or at all. In addition, we have determined that the future utilization of our net operating loss carryforwards is subject to limitations based upon changes in ownership including changes resulting from our initial public offering in April 2007, pursuant to regulations promulgated under the Internal Revenue Code. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $43.7 million as of April 30, 2012 and $39.9 million as of April 30, 2011.

During the years ended April 30, 2012 and 2011, we sold New Jersey State net operating losses in the amount of $12.9 million and $4.4 million, respectively, resulting in the recognition of income tax benefits of $1.1 million and $0.4 million, respectively, recorded in our Statement of Operations.

Outlook

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $15.1 million in fiscal 2012 and $20.4 million in fiscal 2011. As of April 30, 2012, we had an accumulated deficit of $126.0 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. We expect to increase certain of our operating expenses as we continue to expand our commercialization activities. To achieve profitability, we believe we will need to increase revenues and gross profit, control our fixed costs and possibly reduce our unfunded research and development expenditures.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Results of Operations

Fiscal Years Ended April 30, 2012 and 2011

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2012 and 2011:

	Fiscal Year Ended			Fiscal Year Ended
	April 30, 2012			April 30, 2011			% Change
		As a % of			As a % of		2012 Period to
	Amount	Revenues	(1)	Amount	Revenues	(1)	2011 Period
Revenues	$5,738,506	100%		$6,691,082	100%		(14	) %

Cost of revenues	5,683,731	99		6,255,437	93		(9)

Gross profit	54,775	1		435,645	7		(87)

Operating expenses:

Product development costs	8,337,424	145		13,319,110	199		(37)
Selling, general and administrative costs	8,274,096	144		8,399,325	126		(1)

Total operating expenses	16,611,520	289		21,718,435	325		(24)

Operating loss	(16,556,745)	(289)		(21,282,790)	(318)		22

Interest income, net	418,052	7		689,276	10		(39)

Foreign exchange loss	(104,739)	(2)		(229,415)	(3)		54

Loss before income taxes	(16,243,432)	(283)		(20,822,929)	(311)		22

Income tax benefit	1,053,427	18		364,105	5		189

Net loss	(15,190,005)	(265)		(20,458,824)	(306)		26

Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	49,503	—		22,950	—		116
Net loss attributable to Ocean Power Technologies, Inc	$(15,140,502)	(264	) %	$(20,435,874)	(305	) %	26%

(1)	Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $1.0 million in fiscal 2012, or 14%, to $5.7 million as compared to $6.7 million in fiscal 2011. The change in revenues was attributable primarily to the following factors:

•
Revenues relating to our utility PowerBuoy system increased by $0.7 million due primarily to an increase in billable work on our PB500 PowerBuoy development project and our WavePort project off the coast of Spain. This was partially offset by a decrease in revenue related to our 150kW PowerBuoy project off the coast of Oregon, reflecting a decrease in billable work on the project, which was in a land-based cycle testing phase for a significant portion of fiscal 2012. Additionally, during fiscal 2011, revenue was reduced by $0.2 million due to a change in estimate of revenue to be recognized in connection with our 2006 Spain Construction Agreement.

•
Revenues relating to our autonomous PowerBuoy system decreased by $1.7 million as a result of a decrease in billable work on our projects to provide our PowerBuoy technology to the LEAP program and DWADS. The LEAP program has been completed and the DWADS project is nearing completion.

Cost of revenues

Cost of revenues decreased by $0.6 million, or 9%, to $5.7 million in fiscal 2012, as compared to $6.3 million in fiscal 2011. This decrease in the cost of revenues reflected the decreased activity related to our 150kW PowerBuoy project off the coast of Oregon as well as our DWADS, LEAP, and Hawaii projects with the US Navy. This was partially offset by the increased activity on our PB500 PowerBuoy development project and WavePort project off the coast of Spain.

We operated at a gross profit of $0.1 million in fiscal 2012 and a gross profit of $0.4 million in fiscal 2011. Most of our projects in fiscal 2012 and 2011 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts. During fiscal 2011, revenue was reduced by $0.2 million due to a change in estimate of revenue to be recognized in connection with our 2006 Spain Construction Agreement. There was no corresponding reduction in cost of revenue. This resulted in a $0.2 million gross loss being recognized on the 2006 Spain Project during fiscal 2011.

Product development costs

Product development costs decreased by $5.0 million, or 37%, to $8.3 million in fiscal 2012, as compared to $13.3 million in fiscal 2011. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially the 150kW PowerBuoy system. The decrease in product development costs is related primarily to decreases in activity related to our 150kW PowerBuoy project off the coast of Scotland, as this was completed in fiscal 2012, and our Hawaii project with the US Navy, as this project neared completion during fiscal 2012. There was also a decrease in activity related to our 150kW PowerBuoy project off the coast of Oregon, which was in a land-based cycle testing phase for significant portion of fiscal 2012. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may reduce our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may increase. During fiscal 2012, the majority of funding for our PB500 PowerBuoy development project was from external sources.

Selling, general and administrative costs

    Selling, general and administrative costs were $8.3 million for fiscal 2012 and $8.4 million for fiscal 2011. Fiscal 2012 selling, general and administrative costs were reduced as a result of approximately $0.3 million in funding that we received related to our 150kW PowerBuoy project off the coast of Oregon and our WavePort project off the coast of Spain, which reimbursed part of these costs. Equity-based compensation also decreased in fiscal 2012. The decreases in selling, general and administrative costs were partially offset by an increase in costs resulting from an approximately $0.6 million allowance for a doubtful accounts receivable and impairment of an investment related to our 2006 Spain Construction Agreement.

Interest income

Interest income decreased by $0.3 million, or 39%, to $0.4 million in fiscal 2012, compared to $0.7 million in fiscal 2011, due to a decrease in cash, cash equivalents and marketable securities and a decrease in interest rates. The average interest yield was approximately 1.03% during fiscal 2012 and approximately 1.20% during fiscal 2011.

Foreign exchange loss

Foreign exchange loss was $0.1 million in fiscal 2012, compared to a foreign exchange loss of $0.2 million in fiscal 2011. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income tax benefit

During the years ended April 30, 2012 and 2011, we sold New Jersey state net operating losses in the amount of $12.9 million and $4.4 million, respectively, resulting in the recognition of income tax benefits of $1.1 million and $0.4, respectively, recorded in our Statement of Operations.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2012, our revenues were $12.4 million, our net losses were $35.6 million and our net cash used in operating activities was $32.7 million.

	Years Ended April 30,
	2012	2011
Net loss	$(15,190,005)	$(20,458,824)

Adjustments for noncash operating items	2,338,085	2,112,952

Net cash operating loss	(12,851,920)	(18,345,872)

Net change in operating assets and liabilities	(1,062,923)	(424,230)

Net cash used in operating activities	$(13,914,843)	$(18,770,102)

Net cash provided by investing activities	$19,311,329	$18,431,358

Net cash (used in) provided by financing activities	$(199,032)	$207,701

Effect of exchange rates on cash and cash equivalents	$(220,130)	$270,582

Net cash used in operating activities

Net cash used in operating activities was $13.9 million for fiscal 2012 and $18.8 million for fiscal 2011. The change was the result of a decrease in net loss of $5.3 million and an increase in non-cash operating items of $0.2 million partially offset by an increase in cash used by operating assets and liabilities of $0.7 million.

The increase in cash used by operating assets and liabilities was primarily the result of an increase in cash used by accrued expenses of $1.4 million and a decrease in cash provided by other assets of $0.9 million, offset by an increase in cash provided by unearned revenues of $1.5 million. The change in accrued expenses reflects a decrease in accruals related to our 150kW PowerBuoy project off the coast of Scotland, which was completed during fiscal 2012, and our 150kW PowerBuoy project off the coast of Oregon. The change in other assets reflects collection of value added tax from Spanish authorities in fiscal 2011. The change in unearned revenue includes $0.9 million related to advance payments for our WavePort project off the coast of Spain.

Included in the net loss amounts are the cash receipts related to income tax benefits of $1.1 million and $0.4 million for fiscal 2012 and 2011, respectively.

Net cash provided by investing activities

Net cash provided by investing activities was $19.3 million and $18.4 million for fiscal 2012 and 2011, respectively. The change was primarily the result of a net decrease in purchases of marketable securities during fiscal 2012 offset by an increase in purchases of equipment of $0.5 million. These purchases consisted largely of marine operations equipment and were accrued for in fiscal 2011, but paid for in fiscal 2012.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.2 million in fiscal 2012 and net cash provided by financing activities was $0.2 million in fiscal 2011, reflecting a net change in our loans from the State of New Jersey. During fiscal 2011, we received a $0.25 million loan under the New Jersey Board of Public Utilities Renewable Energy Business Venture Assistance Program.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents was a decrease in cash of $0.2 million in fiscal 2012 and an increase in cash of $0.3 million in fiscal 2011. The change was primarily the result of exchange rate gains on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoy system. Our future capital requirements will depend on a number of factors, including:

•	the cost of development efforts for our PowerBuoy systems;

•	the success of our commercial relationships with major customers;

•	the ability to obtain project-specific financing for some of our projects;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional commercial relationships;

•	the implementation of our expansion plans, including the hiring of new employees;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.

We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through fiscal 2014. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain necessary financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles (US GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require significant judgment and estimates by us in the preparation of our consolidated financial statements.

Revenue recognition and unearned revenues

Our contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services specified in the contract. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project.

Generally, we recognize revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we have a small number of contracts, revisions to the percentage-of-completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on revenue for the periods involved. Upon anticipating a loss on a contract, we recognize the full amount of the anticipated loss in the current period. Accruals related to losses on contracts in the amount of approximately $785,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2012 and 2011. During the year ended April 30, 2011, revenue was reduced by approximately $243,000 due to a change in estimated revenue to be recognized in connection with the 2006 Spain Construction Agreement.

Under cost plus and firm fixed price contracts there is a profit or loss on the project depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction in unbilled receivables, and to the extent that those billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.

Stock-based compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimated fair value.

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Because our stock has been publicly traded in the United States only since April 2007, we do not have a significant observable share-price volatility for the United States capital markets; therefore, we estimate our expected volatility based on that of what we consider to be similar publicly-traded companies and expect to continue to do so until such time as we have adequate historical data from our traded share price in the United States. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange on which our shares traded from October 2003 until we voluntarily delisted in January 2011, because we do not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market is an appropriate indicator of the expected volatility of our common stock. Prior to fiscal 2007, we estimated the expected term of our options using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. Beginning in fiscal 2007, we estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, Share-Based Payment. If we determine another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Higher volatility and longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not as significant to the calculation of the fair value of our stock-based awards.

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

The aggregate share-based compensation expense, related to all share-based transactions related to employees was approximately $1.0 million and $1.4 million in fiscal 2012 and 2011, respectively.

Income taxes

We account for income taxes under the asset and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which was $43.7 million as of April 30, 2012 and $39.9 million as of April 30, 2011. During the years ended April 30, 2012 and 2011, we sold New Jersey State net operating losses in the amount of $12.9 million and $4.4 million, respectively, resulting in the recognition of income tax benefits of $1.1 million and $0.4 million, respectively, recorded in our Statement of Operations.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We are currently assessing the impact of the guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in financial statements. This amendment provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this new guidance will not impact our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are listed in Item 15 — "Exhibits and Financial Statement Schedules" of this Annual Report.

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

The annual report of management on the Company's internal control over financial reporting is provided under "Reports of Management" on page F-2.

During the quarter ended April 30, 2012, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Corporate Governance" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is set forth in the Proxy Statement under the headings "Executive Compensation" and "Director Compensation," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is set forth in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is set forth in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance and Board Matters," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is set forth in the Proxy Statement under the heading "Ratification of the Selection of Independent Registered Public Accounting Firm," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibits Index on pages 45 to 46.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 13, 2012

/s/ Charles F. Dunleavy
	By:	Charles F. Dunleavy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	Charles F. Dunleavy	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	July 13, 2012
Charles F. Dunleavy

/s/	George W. Taylor	Executive Vice-Chairman of the Board of Directors	July 13, 2012
George W. Taylor

/s/	Brian M. Posner	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	July 13, 2012
Brian M. Posner

/s/	Seymour S. Preston III	Director	July 13, 2012
Seymour S. Preston III

/s/	Thomas J. Meaney	Director	July 13, 2012
Thomas J. Meaney

/s/	Bruce A. Peacock	Director	July 13, 2012
Bruce A. Peacock

/s/	David L. Davis	Director	July 13, 2012
David L. Davis

Exhibits Index

Exhibit

Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to Form 10-Q filed September 14, 2007)
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to Form 10-Q filed September 14, 2007)
4.1	Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
10.1
Engineering, Procurement and Construction of a Wave Energy Power Plant at "Punta del Pescador" (Santoña, Spain), dated July 27, 2006, between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited (incorporated by reference from Exhibit 10.1 to Form S-1 filed November 13, 2006)

10.2
Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006)

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

10.13
Lease, dated January 15, 2007, between University of Warwick Science Park Innovation Centre Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.17 to Form S-1/A filed March 19, 2007)

Exhibit

Number	Description

10.14
Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)

10.15
Contract Number DM259735, dated September 17, 2005 between Lockheed Martin Corporation Maritime Systems and Sensors (MS2) and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.20 to Form S-1/A filed March 19, 2007)

10.16
Marketing Cooperation Agreement, dated September 9, 2006, between Ocean Power Technologies, Inc. and Lockheed Martin Corporation through its Maritime Systems and Sensors business unit (incorporated by reference from Exhibit 10.21 to Form S-1/A filed April 10, 2007)

10.17
Contract Number N00014-07-C-0617, dated May 24, 2007, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed June 8, 2007)

10.18
Addendum to the Agreement for the Engineering, Procurement and Construction of a Wave Energy Power Plant at "Punta del Pescador" (Santoña, Spain), between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited, dated February 18, 2008 (incorporated by reference from Exhibit 10.27 to Form 10-K filed July 14, 2008)

10.19	Lease, dated February 1, 2008, between KUC Properties Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2008)
10.20
Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy date September 23, 2008 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 10, 2008)+

10.21
Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 10, 2008)+

10.22
Agreement between Ocean Power Technologies, Inc. and the Office of Naval Research of the US Navy dated October 31, 2008 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed December 10, 2008)

10.23	Employment Agreement, dated May 19, 2010, between Brian M. Posner and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2010)*
10.24	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011)*
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Annual Report on Form 10-K for the fiscal years ended April 30, 2012 and 2011: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss and (v) Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement

+	Indicates that confidential treatment has been requested for this exhibit.

**
As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Reports of Management

Management's Report on Consolidated Financial Statements

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

The Audit Committee of the Board of Directors, which is composed entirely of directors who are not officers or employees of the Company, meets regularly with management and the independent registered public accounting firm. The independent registered public accounting firm has had, and continues to have, direct access to the Audit Committee without the presence of other management personnel, and have been directed to discuss the results of their audit work and any matters they believe should be brought to the Committee's attention. The independent registered public accounting firm reports directly to the Audit Committee.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2012.

/s/ CHARLES F. DUNLEAVY
Charles F. Dunleavy
Chief Executive Officer

/s/ BRIAN M. POSNER
Brian M. Posner
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the two-year period ended April 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
July 13, 2012

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$9,353,460	4,376,136
Marketable securities	22,369,484	26,018,594
Accounts receivable, net	1,064,796	1,285,000
Unbilled receivables	223,050	456,316
Other current assets	842,820	832,142

Total current assets	33,853,610	32,968,188

Property and equipment, net	682,933	792,092
Patents, net	1,269,457	1,222,368
Restricted cash	1,453,712	1,624,669
Marketable securities	—	16,323,016
Other noncurrent assets	181,925	622,245

Total assets	$37,441,637	53,552,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$440,773	1,224,728
Accrued expenses	2,770,094	4,302,952
Deferred credits payable	600,000	—
Unearned revenues	1,073,389	344,022
Current portion of long-term debt	100,000	139,378

Total current liabilities	4,984,256	6,011,080

Long-term debt	350,000	450,000

Deferred credits	—	600,000

Total liabilities	5,334,256	7,061,080

Commitments and contingencies (note 13)

Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,407,389 and 10,419,183 shares, respectively	10,407	10,419
Treasury stock, at cost; 23,544 and 7,685 shares, respectively	(102,388)	(42,734)
Additional paid-in capital	158,296,458	157,174,930
Accumulated deficit	(125,989,474)	(110,848,972)
Accumulated other comprehensive (loss) income	(78,990)	175,907

Total Ocean Power Technologies, Inc. stockholders’ equity	32,136,013	46,469,550

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(28,632)	21,948

Total equity	32,107,381	46,491,498

Total liabilities and stockholders’ equity	$37,441,637	53,552,578

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2012	2011
Revenues	$5,738,506	6,691,082
Cost of revenues	5,683,731	6,255,437

Gross profit	54,775	435,645

Operating expenses:
Product development costs	8,337,424	13,319,110
Selling, general and administrative costs	8,274,096	8,399,325

Total operating expenses	16,611,520	21,718,435

Operating loss	(16,556,745)	(21,282,790)
Interest income, net	418,052	689,276
Foreign exchange loss	(104,739)	(229,415)
Loss before income taxes	(16,243,432)	(20,822,929)

Income tax benefit	1,053,427	364,105

Net loss	(15,190,005)	(20,458,824)

Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	49,503	22,950

Net loss attributable to Ocean Power Technologies, Inc	$(15,140,502)	(20,435,874)

Basic and diluted net loss per share	$(1.47)	(1.99)

Weighted average shares used to compute basic and diluted net loss per share	10,277,661	10,246,921

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Ocean Power Technologies, Inc, Stockholders	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, April 30, 2010	10,390,563	$10,391	(1,072)	$(6,443)	155,726,672	(90,413,098)	(503,322)	64,814,200	40,890	64,855,090

Net loss	—	—	—	—	—	(20,435,874)	—	(20,435,874)	(22,950)	(20,458,824)

Foreign currency translation adjustment	—	—	—	—	—	—	679,229	679,229	4,008	683,237
Total comprehensive loss								(19,756,645)	(18,942)	(19,775,587)

Stock based compensation	—	—	—	—	964,000	—	—	964,000	—	964,000

Issuance (forfeiture) of restricted stock, net	28,620	28	—	—	484,258	—	—	484,286	—	484,286

Acquisition of treasury stock	—	—	(6,613)	(36,291)	—	—	—	(36,291)	—	(36,291)
Balance, April 30, 2011	10,419,183	$10,419	(7,685)	$(42,734)	157,174,930	(110,848,972)	175,907	46,469,550	21,948	46,491,498

Net loss	—	—	—	—	—	(15,140,502)	—	(15,140,502)	(49,503)	(15,190,005)

Foreign currency translation adjustment	—	—	—	—	—	—	(254,897)	(254,897)	(1,077)	(255,974)
Total comprehensive loss								(15,395,399)	(50,580)	(15,445,979)

Stock based compensation	—	—	—	—	1,008,473	—	—	1,008,473	—	1,008,473

Issuance (forfeiture) of restricted stock, net	(11,794)	(12)	—	—	113,055	—	—	113,043	—	113,043

Acquisition of treasury stock	—	—	(15,859)	(59,654)	—	—	—	(59,654)	—	(59,654)
Balance, April 30, 2012	10,407,389	$10,407	(23,544)	$(102,388)	158,296,458	(125,989,474)	(78,990)	32,136,013	(28,632)	32,107,381

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(15,190,005)	(20,458,824)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	104,739	229,415
Depreciation and amortization	436,062	358,722
Loss on disposals of property, plant and equipment	52,128	5,293
Impairment of long-lived assets	358,447	—
Provision for doubtful accounts	298,534	—
Treasury note (discount) premium amortization	(33,353)	71,236
Compensation expense related to stock option grants and restricted stock	1,121,528	1,448,286
Changes in operating assets and liabilities:
Accounts receivable	(126,722)	277,115
Unbilled receivables	226,840	1,396
Other current assets	(17,291)	198,569
Other noncurrent assets	43,504	903,729
Accounts payable	(546,709)	(891,417)
Accrued expenses	(1,371,912)	(7,923)
Unearned revenues	729,367	(761,473)
Other noncurrent liabilities	—	(144,226)

Net cash used in operating activities	(13,914,843)	(18,770,102)

Cash flows from investing activities:

Purchases of marketable securities	(18,574,454)	(7,993,642)
Maturities of marketable securities	38,559,110	27,059,601
Restricted cash	53,936	(302,871)
Purchases of equipment	(547,252)	(72,998)
Payments of patent costs	(180,011)	(258,732)

Net cash provided by investing activities	19,311,329	18,431,358

Cash flows from financing activities:

Proceeds from long-term debt	—	250,000
Repayment of long-term debt	(139,378)	(6,008)
Acquisition of treasury stock	(59,654)	(36,291)

Net cash (used in) provided by financing activities	(199,032)	207,701

Effect of exchange rate changes on cash and cash equivalents	(220,130)	270,582

Net increase in cash and cash equivalents	4,977,324	139,539

Cash and cash equivalents, beginning of period	4,376,136	4,236,597

Cash and cash equivalents, end of period	$9,353,460	4,376,136

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued espenses expenses	$—	41,722
Capitalized purchases of equipment financed through accounts payable and accrued expenses	42,344	314,824

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Background

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

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the caption "Noncontrolling interest" in the Company's Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. For the years presented in the accompanying consolidated financial statements, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary.

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

The Company has a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (Iberdrola Cantabria). During the fourth quarter of fiscal 2012, the Company evaluated the realizability of this investment and concluded that it was impaired.  Representing 100% of the Company’s investment, the amount of the impairment was $0.3 million which was recorded as selling, general, and administrative expense on the accompanying statement of operations.  This assessment was based upon the specific business activities currently being performed by Iberdrola Cantabria as well as the current overall economic environment in Europe. Additionally, net accounts receivable and unbilled receivables from Iberdrola Cantabria were $0 and $0.3 million as of April 30, 2012 and 2011, respectively. See Note 13(c). As discussed above, given the uncertainty surrounding this investment, outstanding receivables from Iberdrola Cantabria in the amount of $0.3 million as of April 2012 were fully reserved during the fourth quarter of fiscal 2012.

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

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c)	Revenue Recognition

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

Generally, the Company recognizes revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if the Company is unable to reasonably estimate the total costs of the project prior to completion. Because the Company has a small number of contracts, revisions to the percentage-of-completion determination or delays in meeting performance criteria or in completing projects may have a significant effect on revenue for the periods involved. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period. Accruals related to losses on contracts in the amount of approximately $785,000 are included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2012 and 2011. During the year ended April 30, 2011, the Company’s revenue was reduced by approximately $243,000 due to a change in estimated revenue to be recognized in connection with the 2006 Spain Construction Agreement.

Under cost plus and firm fixed price contracts there is a profit or loss on the project depending on whether actual costs are more or less than the agreed upon amount. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings and cash collections exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues. During the year ended April 30, 2012, the Company received a $1.1 million advance payment, which was recorded as unearned revenues, related to a grant from the European Union for the WavePort project in Spain. As of April 30, 2012, $467,000 of the advanced payment remained in unearned revenue.

(d)	Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:
	April 30,
	2012	2011

Checking and savings accounts	$2,051,918	3,621,136
Certificates of deposits and US Treasury obligations	5,998,925	273,000
Money market funds	1,302,617	482,000
	$9,353,460	4,376,136

(e)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2012 and 2011, all of the Company's investments were classified as held-to-maturity.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(f)	Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company's subsidiaries, under a €800,000 ($1,060,000 at April 30, 2012) credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of April 30, 2012, there were €266,000 ($352,000) in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank.

The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 7.

Cash restricted under security agreements is as follows:
	April 30,
	2012	2011

Barclays Bank agreement	$953,712	1,068,336
NJBPU agreement	500,000	500,000
Escrow account	—	56,333
	$1,453,712	1,624,669

(g)	Property and Equipment

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

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying consolidated balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which gains and losses are included in foreign exchange loss in the accompanying consolidated statements of operations.

	Year Ended April 30,
	2012	2011

Foreign exchange loss	$(104,739)	(229,415)

	April 30,
	2012	2011

Foreign currency denominated certificates of deposit and cash accounts	$2,826,000	4,793,000

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(i)	Patents

Prior to February 1, 2012, external patent costs were amortized on a straight-line basis over a 17-year period commencing with the issuance date of each patent. The Company operates in the renewable energy industry. Wave energy technology is still at an early stage of development, and as a result, it continues to evolve and change as such technology is developed.  Costs are expensed when it is no longer probable that such technology will be utilized. Additionally, the Company continually re-assesses the remaining useful lives of its long-lived assets.  Patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the patent may not be recoverable. In the fourth quarter of fiscal 2012, the Company performed its recurring assessment of the realizability of its patents and recorded impairment expenses of $13,240. Based on the Company’s assessment, the Company also evaluated the remaining useful lives of its existing patents, as of February 1, 2012, and concluded that the remaining amortization should be recorded over periods ranging from three to seven years.  Amortization expense was $109,857, and $47,877 for the years ended April 30, 2012 and 2011, respectively. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of April 30, 2012 is estimated to be approximately $207,000 per year. As a result of the change in estimated useful life, amortization expense was higher by approximately $53,000 in fiscal 2012 and estimated to be higher by approximately $150,000 per year for the next five years.

(j)	Long-Lived Assets

Long-lived assets, such as property and equipment, and patents subject to amortization and cost-basis investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment for the years ended April 30, 2012 and 2011. The Company recorded impairment charges of $358,447 in the year ended April 30, 2012 related to patents and an investment in a joint venture. The Company determined there was no impairment for the year ended April 30, 2011.

(k)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, bank certificates of deposit and trade receivables. The Company invests its excess cash in highly liquid investments (principally short-term bank deposits, Treasury bills, Treasury notes and money market funds) and does not believe that it is exposed to any significant risks related to its cash accounts, money market funds or certificates of deposit.

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:
	Years Ended April 30,
	2012	2011

US Department of Energy	32%	28%
US Navy	29%	52%
UK Government's Technology Strategy Board	20%	14%
European Union (WavePort project)	13%	-

The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company's financial position or results of operations. The Company does not require collateral from its customers.

(l)	Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company's net losses, potentially dilutive securities, consisting of outstanding stock options and non-vested performance-based shares, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

  In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,447,313 and 1,504,888 for the years ended April 30, 2012 and 2011, respectively, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(m)	Stock-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2012 and 2011 was approximately $1,121,000 and $1,448,000 respectively.

Valuation Assumptions for Options Granted During the Years Ended April 30, 2012 and 2011

      The fair value of each stock option granted during the years ended April 30, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option's expected life, calculated on a daily basis.
	Years Ended April 30,
	2012	2011

Risk-free interest rate	1.83%	2.29%
Expected dividend yield	0.0%	0.0%
Expected life	5.83 years	6.39 years
Expected volatility	94.5%	93.8%

The above assumptions were used to determine the weighted average per share fair value of $2.98 and $4.18 for stock options granted during the years ended April 30, 2012 and 2011 respectively.

(n)	Income Taxes

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

(o)	Accumulated Other Comprehensive Loss

The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to US dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in accumulated other comprehensive loss within stockholders' equity.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(p)	Recent Accounting Pronouncements

       In May 2011, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (US GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company is currently assessing the impact of the guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in financial statements. This amendment provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this new guidance will not impact the Company's financial position, results of operations or cash flows.

(q)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)	Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	April 30,
	2012	2011

Certificates of deposit denominated in Australian Dollars	$556,437	491,895
Certificates of deposit denominated in US Dollars	3,806,808	-
US Treasury obligations	18,006,239	25,526,699

	$22,369,484	26,018,594

The Company had no marketable securities classified as noncurrent assets as of April 30, 2012. Marketable securities classified as noncurrent assets as of April 30, 2011 are summarized below. These marketable securities all mature more than one year from the balance sheet date but less than two years, are all classified as held-to-maturity and are carried at amortized cost.

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
April 30, 2011

US Treasury obligations	$12,516,208	164,107	-	12,680,315
Certificate of deposit	3,806,808	-	-	3,806,808

	$16,323,016	164,107	-	16,487,123

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Property and Equipment

The components of property and equipment are as follows:

		April 30,
	Life	2012	2011

Computers and software	3 years	$696,784	713,779
Equipment	3 to 7 years	1,080,039	990,283
Office furniture and equipment	3 to 7 years	287,492	297,612
Leasehold improvements	3 to 8 years	149,505	149,505

		2,213,820	2,151,179
Less accumulated depreciation and amortization		(1,530,887)	(1,359,087)

		$682,933	792,092

Depreciation expense was $326,205 and $310,268 for the years ended April 30, 2012 and 2011, respectively.

(5)	Balance Sheet Detail

	April 30,
	2012	2011

Accounts receivable, net
Accounts receivable	$1,369,400	1,285,000
Allowance for doubtful accounts	(304,604)	—
	$1,064,796	1,285,000

Patents
Patents	$1,574,044	1,556,277
Accumulated amortization	(304,587)	(333,909)
	$1,269,457	1,222,368

Accrued expenses
Project costs	$244,892	1,505,981
Contract loss reserves	785,000	785,000
Employee incentive payments	661,328	749,464
Other	185,320	282,999
Employee-related costs	354,966	364,799
Payroll tax withholdings	166,092	219,632
Investment in joint venture	176,110	197,318
Legal and accounting fees	193,720	157,616
Value-added tax	2,666	40,143
	$2,770,094	4,302,952

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)	Related Party Transactions

In August 1999, the Company entered into a consulting agreement with an individual for the provision of marketing services. Currently, this agreement provides for fees at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. In addition, this individual is also the chief executive officer of a company that provides engineering and technical services to the Company. The Company also provides services to the company where this individual is the chief executive officer. Financial details of this relationship are summarized as follows:

	Year Ended April 30,
	2012	2011
Related party consulting expense	$86,000	85,000
Expenses for services provided by related party company	29,000	207,000
Revenue for services provided to related party company	126,000	77,000

	April 30,
	2012	2011

Consulting fees payable to related party	$7,000	7,000
Payable to related party company	-	56,000
Receivable from related party company	-	27,000

(7)	Debt

During the year ended April 30, 2000, the Company received an award of $250,000 from the State of New Jersey Commission on Science and Technology for the development of a wave power system that was deployed off the coast of New Jersey. The award contract was assigned to the New Jersey Economic Development Authority in fiscal 2008. Under the terms of this award, the Company was required to repay the amount funded, without interest, by July 15, 2012. The amounts to be repaid each year were determined as a percentage of revenues (as defined in the loan agreement) the Company received that year from its customer contracts that met criteria specified in the loan agreement. The Company has repaid the entire award of $250,000 as of April 30, 2012, with the final payment of $89,378 made in May 2011.

  The Company was awarded a recoverable grant totaling $500,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. As of April 30, 2012 and April 30, 2011, $100,000 and $50,000, respectively, was included in current portion of long-term debt on the accompanying consolidated balance sheets. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 2(f).

(8)	Deferred Credits Payable and Deferred Credits

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits payable and deferred credits in the accompanying consolidated balance sheets as of April 30, 2012 and April 30, 2011, respectively. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). As of April 30, 2012, the Company has not generated any emissions credits eligible for purchase under the agreement, and the Company does not expect to generate any eligible emissions credits before December 31, 2012. Accordingly, this amount has been classified as a current liability as of April 30, 2012.

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

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. At April 30, 2012 and 2011, no shares of preferred stock had been issued.

(11)	Share-Based Compensation

In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2012, the Company had issued or reserved 315,175 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

On April 24, 2007, the Company's 2006 Stock Incentive Plan became effective. A total of 803,215 shares were authorized for issuance under the 2006 Stock Incentive Plan. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. As of April 30, 2012, the Company had issued share-based awards for 1,235,333 shares of common stock and had reserved an additional 417,882 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company's board of directors who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company's officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to all of the Company's employees, except to executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

(a)	Stock Options

A summary of stock options under the plans described above is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)

Outstanding April 30, 2010	1,375,453	11.87	5.2

Forfeited	(305,223)	12.79
Granted	283,705	5.36

Outstanding April 30, 2011	1,353,935	10.30	5.7

Forfeited	(268,784)	10.94
Granted	268,322	3.97

Outstanding April 30, 2012	1,353,473	8.92	6.1

Exercisable April 30, 2012	789,473	11.26	4.6

 OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

There was no intrinsic value of outstanding and exercisable options as of April 30, 2012, as the exercise price of the options exceeded the market price of the Company’s common stock. As of April 30, 2012, approximately 564,000 additional options were expected to vest, which have no of intrinsic value and a weighted-average remaining contractual term of 8.1 years. There was $931,553 and $940,309 of total recognized compensation cost related to employees for stock options during the years ended April 30, 2012 and 2011, respectively. As of April 30, 2012, there was approximately $1,446,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.9 years. The Company normally issues new shares to satisfy option exercises under these plans.

Certain options were granted to consultants during the years ended April 30, 2012 and 2011. The Company has charged compensation expense of $76,920 and $23,691 related to these option grants, which has been included in selling, general and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2012 and 2011, respectively.

(b)	Restricted Stock

Compensation expense for restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. There were 14,634 and 33,620 shares of restricted stock granted to employees and non-employee board members with service and/or performance-based vesting requirements during the years ended April 30, 2012 and 2011, respectively.

A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share

Issued and unvested at April 30, 2010	157,124	6.35

Granted	33,620	5.32
Forfeited	(5,000)	6.40
Vested	(34,791)	6.17

Issued and unvested at April 30, 2011	150,953	6.16

Granted	14,634	3.86
Forfeited	(26,428)	5.93
Vested	(45,319)	6.18
Issued and unvested at April 30, 2012	93,840	5.86

There was $99,658 and $476,789 of total recognized compensation cost relating to restricted stock granted to employees during the years ended April 30, 2012 and 2011, respectively. Certain shares of restricted stock were granted to non-employee directors during the years ended April 30, 2012 and 2011, respectively. The Company recorded compensation expenses of $13,385 and $7,497 in 2012 and 2011, respectively. As of April 30, 2012, there was approximately $134,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 2 years.

(c)	Treasury Stock

During the years ended April 30, 2012 and 2011, 15,859 and 6,613 shares of common stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements — (Continued)

(12)	Income Taxes

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended April 30,
	2012	2011

Computed "expected" tax benefit	(34)%	(34)%

Increase (reduction) in income taxes resulting from:

State income taxes, net of federal benefit	(5)	(5)

Stock-based compensation expense	2	1

Federal research and development tax credits	(2)	(2)

Foreign rate differential	2	1

Other non-deductible expenses	2	1

Other	6	3

Increase in valuation allowance	23	33

Income tax benefit	(6)%	(2)%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2012	2011

Deferred tax assets:
Federal net operating loss carryforwards	$27,788,000	23,978,000
Foreign net operating loss carryforwards	4,875,000	4,905,000
New Jersey state operating loss carryforwards	3,567,000	3,587,000
Federal research and development tax credits	2,149,000	1,914,000
Foreign research and development tax credits	715,000	731,000
Stock compensation	2,548,000	2,548,000
Capitalized research and development costs, net of amortization	676,000	766,000
Unrealized foreign exchange loss	291,000	333,000
Accrued expenses	726,000	737,000
Other	342,000	407,000

Gross deferred tax assets	43,677,000	39,906,000

Valuation allowance	(43,677,000)	(39,906,000)

Net deferred tax assets	$-	-

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or are utilized. As of April 30, 2012 and 2011, based upon the level of historical taxable losses, valuation allowances of $43,677,000 and $39,906,000, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $3,771,000 and $6,807,000 during the years ended April 30, 2012 and 2011, respectively.

As of April 30, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $81,700,000, which begin to expire in 2013. The Company also had federal research and experimental tax credit carryforwards of approximately $2,149,000 as of April 30, 2012, which begin to expire in 2013. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company's US initial public offering in April 2007. The Company's annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year's available limitation. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2012, the Company had state net operating loss carryforwards of approximately $57,700,000, which begin to expire in 2026, which also may be limited to utilization limitations. As of April 30, 2012, the Company had foreign net operating loss carryforwards of approximately $18,300,000, which begin to expire in 2024. The ability to utilize these carryforwards may also be limited in the event of a historic ownership change.

During the years ended April 30, 2012 and 2011, the Company sold New Jersey State net operating losses in the amount of $12,862,000 and $4,446,000, respectively, resulting in the recognition of income tax benefits of $1,053,427 and $364,105, respectively, recorded in the Company’s Statement of Operations.

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At April 30, 2012 and 2011, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. US federal and state income tax returns were audited through fiscal 2007 and fiscal 2010, respectively. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(13)	Commitments and Contingencies

(a)	Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in Pennington, New Jersey and Warwick, United Kingdom, under operating leases that expire on various dates through April 30, 2013. Rent expense under operating leases was approximately $507,000 and $525,000 for the years ended April 30, 2012 and 2011, respectively. The Company’s operating leases expire within one year and future minimum lease payments under these leases as of April 30, 2012 are $276,000.

(b)	Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c)	2006 Spain Construction Agreement

The Company is currently engaged in discussions with Iberdrola Cantabria (see Note 2(a)) regarding modifications to its agreement for the first phase of the construction of a wave power station off the coast of Spain. This phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of April 30, 2012, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

(14)	Operating Segments and Geographic Information

The Company's business consists of one segment as this represents management's view of the Company's operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers.

Geographic information is as follows:
	Year Ended April 30, 2012
	North America	Europe	Asia and Australia	Total
Revenues from external customers	$4,603,652	1,134,854	—	5,738,506
Operating loss	(14,432,825)	(1,672,636)	(451,284)	(16,556,745)
Long-lived assets	585,818	97,115	—	682,933
Total assets	35,181,637	1,619,973	640,027	37,441,637

	Year Ended April 30, 2011
	North America	Europe	Asia and Australia	Total
Revenues from external customers	$5,609,789	853,939	227,354	6,691,082
Operating loss	(19,443,565)	(1,676,354)	(162,871)	(21,282,790)
Long-lived assets	619,861	172,231	—	792,092
Total assets	47,697,028	4,935,922	919,628	53,552,578