Form 10-Q
period 2012-07-31
Ocean Power Technologies, Inc.
filed 2012-09-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

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

(609) 730-0400
(Registrant's Telephone Number, Including Area Code)

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

As of August 31, 2012, the number of outstanding shares of common stock of the registrant was 10,377,621.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2012

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of July 31, 2012 and April 30, 2012	3

Consolidated Statements of Operations for the Three Months Ended July 31, 2012 and 2011	4

Consolidated Statements of Comprehensive Loss for the Three Months Ended July 31, 2012 and 2011	5

Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2012 and 2011	6

Consolidated Statements of Stockholders' Equity for the Three Months Ended July 31, 2012 and 2011	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 5. Other Information	28

Item 6. Exhibits	29

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended April 30, 2012 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31, 2012	April 30, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,089,657	9,353,460
Marketable securities	23,017,509	22,369,484
Accounts receivable	1,157,791	1,064,796
Unbilled receivables	235,493	223,050
Other current assets	718,270	842,820
Total current assets	30,218,720	33,853,610
Property and equipment, net	880,018	682,933
Patents, net	1,215,248	1,269,457
Restricted cash	1,308,656	1,453,712
Other noncurrent assets	194,618	181,925
Total assets	$33,817,260	37,441,637
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$656,810	440,773
Accrued expenses	3,176,831	2,770,094
Deferred credits payable	600,000	600,000
Unearned revenues	846,422	1,073,389
Current portion of long-term debt	100,000	100,000
Total current liabilities	5,380,063	4,984,256
Long-term debt	325,000	350,000
Total liabilities	5,705,063	5,334,256
Commitments and contingencies (note 9)
Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,405,439 and 10,407,389 shares, respectively	10,405	10,407
Treasury stock, at cost; 27,818 and 23,544 shares, respectively	(111,510)	(102,388)
Additional paid-in capital	158,683,010	158,296,458
Accumulated deficit	(130,325,527)	(125,989,474)
Accumulated other comprehensive loss	(88,413)	(78,990)
Total Ocean Power Technologies, Inc. stockholders’ equity	28,167,965	32,136,013
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(55,768)	(28,632)
Total equity	28,112,197	32,107,381
Total liabilities and stockholders’ equity	$33,817,260	37,441,637

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2012	2011
Revenues	$982,396	1,910,852
Cost of revenues	979,860	1,901,902
Gross profit	2,536	8,950
Operating expenses:
Product development costs	1,927,427	3,100,587
Selling, general and administrative costs	2,384,338	2,019,742
Total operating expenses	4,311,765	5,120,329
Operating loss	(4,309,229)	(5,111,379)
Interest income, net	55,424	120,768
Foreign exchange loss	(108,323)	(9,041)
Net loss	(4,362,128)	(4,999,652)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	26,075	4,588
Net loss attributable to Ocean Power Technologies, Inc.	$(4,336,053)	(4,995,064)
Basic and diluted net loss per share	$(0.42)	(0.49)
Weighted average shares used to compute basic and diluted net loss per share	10,295,999	10,268,155

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended July 31,
	2012	2011
Net loss	$(4,362,128)	(4,999,652)
Foreign currency translation adjustment	(10,484)	(90,079)
Total comprehensive loss	(4,372,612)	(5,089,731)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	27,136	4,595
Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(4,345,476)	(5,085,136)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(4,362,128)	(4,999,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	108,323	9,041
Depreciation and amortization	116,492	99,140
Loss on disposals of property, plant and equipment	—	356
Treasury note (discount) premium amortization	7,734	13,914
Compensation expense related to stock option grants and restricted stock	386,550	370,882
Changes in operating assets and liabilities:
Accounts receivable	(99,302)	282,099
Unbilled receivables	(12,443)	(865,244)
Other current assets	120,649	112,335
Other noncurrent assets	(13,252)	(17,994)
Accounts payable	230,884	(397,069)
Accrued expenses	369,247	(373,541)
Unearned revenues	(226,967)	900,540
Net cash used in operating activities	(3,374,213)	(4,865,193)
Cash flows from investing activities:
Purchases of marketable securities	(9,833,736)	(271,005)
Maturities of marketable securities	9,171,233	10,000,000
Restricted cash	75,000	—
Purchases of equipment	(224,891)	(82,658)
Payments of patent costs	—	(56,836)
Net cash (used in) provided by investing activities	(812,394)	9,589,501
Cash flows from financing activities:
Repayment of debt	(25,000)	(89,378)
Acquisition of treasury stock	(9,122)	(23,143)
Net cash used in financing activities	(34,122)	(112,521)
Effect of exchange rate changes on cash and cash equivalents	(43,074)	(89,222)
Net (decrease) increase in cash and cash equivalents	(4,263,803)	4,522,565
Cash and cash equivalents, beginning of period	9,353,460	4,376,136
Cash and cash equivalents, end of period	$5,089,657	8,898,701

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued espenses expenses	$—	24,332
Capitalized purchases of equipment financed through accounts payable and accrued expenses	80,125	19,795

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

Balance, April 30, 2011	10,419,183	$10,419	(7,685)	$(42,734)	157,174,930	(110,848,972)	175,907	21,948	46,491,498
Net loss	—	—	—	—	—	(4,995,064)	—	(4,588)	(4,999,652)
Stock based compensation	—	—	—	—	316,462	—	—	—	316,462

Issuance (forfeiture) of restricted stock, net	(7,888)	(8)	—	—	54,428	—	—	—	54,420
Acquisition of treasury stock	—	—	(5,800)	(23,143)	—	—	—	—	(23,143)
Other comprehensive loss	—	—	—	—	—	—	(90,072)	(7)	(90,079)

Balance, July 31, 2011	10,411,295	$10,411	(13,485)	$(65,877)	157,545,820	(115,844,036)	85,835	17,353	41,749,506

Balance, April 30, 2012	10,407,389	$10,407	(23,544)	$(102,388)	158,296,458	(125,989,474)	(78,990)	(28,632)	32,107,381
Net loss	—	—	—	—	—	(4,336,053)	—	(26,075)	(4,362,128)
Stock based compensation	—	—	—	—	371,784	—	—	—	371,784

Issuance (forfeiture) of restricted stock, net	(1,950)	(2)	—	—	14,768	—	—	—	14,766
Acquisition of treasury stock	—	—	(4,274)	(9,122)	—	—	—	—	(9,122)
Other comprehensive loss	—	—	—	—	—	—	(9,423)	(1,061)	(10,484)

Balance, July 31, 2012	10,405,439	$10,405	(27,818)	$(111,510)	158,683,010	(130,325,527)	(88,413)	(55,768)	28,112,197

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(1) Background and Basis of Presentation

Ocean Power Technologies, Inc. (the “Company”) was incorporated on April 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in April 2007. The Company develops and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its products in the United States and internationally. Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal, over time, is to generate revenues from utilities and other non-government commercial customers, from the sale of products and maintenance services, and to have such revenues represent a greater portion of its total revenues. As we continue to advance our proprietary technologies, we expect to continue to have a net decrease in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company's financial results can be found in the Company's Annual Report on Form    10-K for the year ended April 30, 2012 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of July 31, 2012, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of July 31, 2012, there were no such entities.

The Company has a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (Iberdrola Cantabria). During the fourth quarter of fiscal 2012, the Company evaluated the realizability of this investment and concluded that it was impaired. The Company recorded an impairment expense of $0.3 million representing 100% of the investment amount. In addition, outstanding receivables from Iberdrola Cantabria in the amount of $0.3 million as of April 2012 were fully reserved during the fourth quarter of fiscal 2012. The investment in Iberdrola Cantabria and net accounts receivable and unbilled receivables from Iberdrola Cantabria were $0 as of July 31, 2012 and April 30, 2012. See Note 9.

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

(b) Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	July 31, 2012	April 30, 2012

Checking and savings accounts	$2,545,662	2,051,918
Certificates of deposits and US Treasury obligations	1,404,662	5,998,925
Money market funds	1,139,333	1,302,617
	$5,089,657	9,353,460

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(c) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company's subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of July 31, 2012, there were €266,000 in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank.

The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

Cash restricted under security agreements is as follows:

	July 31, 2012	April 30, 2012

Barclays Bank agreement	$883,656	953,712
NJBPU agreement	425,000	500,000
	$1,308,656	1,453,712

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

	Three Months Ended July 31,
	2012	2011

Foreign exchange loss	$(108,323)	(9,041)

	July 31, 2012	April 30, 2012

Foreign currency denominated certificates of deposit and cash accounts	$2,906,000	2,826,000

(e) Long-Lived Assets

Long-lived assets, such as property and equipment and patents subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the three months ended July 31, 2012.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
Customer	2012	2011

US Department of Energy	63%	25%
European Union (WavePort project)	17%	—
US Navy	6%	60%
UK Government's Technology Strategy Board	5%	12%

	91%	97%

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

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,625,397 for the three months ended July 31, 2012, and 1,560,178 for the three months ended July 31, 2011, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(h) Recently Issued Accounting Standards

During the quarter ended July 31, 2012, the Company adopted the Financial Accounting Standards Board (FASB) amendment to the disclosure requirements for presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective retrospectively for the interim periods and annual periods beginning after December 15, 2011; however, the FASB agreed to an indefinite deferral of the reclassification requirement. For the Consolidated Statements of Comprehensive Income see page 5.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	July 31,	April 30,
	2012	2012
Certificates of deposit denominated in Australian dollars	$356,634	556,437
Certificate of deposit denominated in US dollars	3,360,000	3,806,808
US Treasury obligations	19,300,875	18,006,239

	$23,017,509	22,369,484

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(4) Balance Sheet Detail

	July 31, 2012	April 30, 2012

Accounts Receivable, net
Accounts receivable	$1,452,053	1,369,400
Allowance for doubtful accounts	(294,262)	(304,604)
	$1,157,791	1,064,796

Property and Equipment
Property and Equipment	$2,459,440	2,213,820
Accumulated depreciation and amortization	(1,579,422)	(1,530,887)
	$880,018	682,933

Patents
Patents	$1,574,044	1,574,044
Accumulated amortization	(358,796)	(304,587)
	$1,215,248	1,269,457

Accrued Expenses
Project costs	$1,025,521	244,892
Contract loss reserves	785,000	785,000
Employee incentive payments	165,083	661,328
Other	224,277	185,320
Employee-related costs	439,840	354,966
Payroll tax withholdings	156,626	166,092
Investment in joint venture	163,216	176,110
Legal and accounting fees	209,678	193,720
Value-added tax	7,590	2,666
	$3,176,831	2,770,094

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

	Three Months Ended July 31,
	2012	2011
Related party consulting expense	$21,000	21,000
Expenses for services provided by related party company	-	22,000
Revenue for services provided to related party company	17,000	16,000

	July 31, 2012	April 30, 2012

Consulting fees payable to related party	$7,000	7,000
Payable to related party company	-	-
Receivable from related party company	13,000	-

(6) Debt

The Company was awarded a recoverable grant totaling $500,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. As of both July 31, 2012 and April 30, 2012, $100,000 was included in the current portion of long-term debt on the accompanying consolidated balance sheets. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 2(c).

(7) Deferred Credits Payable and Deferred Credits

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. This amount has been recorded as deferred credits payable in the accompanying consolidated balance sheets as of July 31, 2012 and April 30, 2012, respectively. If the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). As of July 31, 2012, the Company has not generated any emissions credits eligible for purchase under the agreement and the Company does not expect to generate any eligible emissions credits before December 31, 2012. Accordingly, this amount has been classified as a current liability as of July 31, 2012 and April 30, 2012.

(8) Stock-Based Compensation

Costs resulting from all stock-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimated fair value. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $387,000 and $371,000 for the three months ended July 31, 2012 and 2011, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(a) Stock Options

Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2012 and 2011

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the three months ended July 31, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option's expected life, calculated on a daily basis.

	Three Months Ended July 31,
	2012	2011
Risk-free interest rate	0.9%	2.1%
Expected dividend yield	0.0%	0.0%
Expected life	6.3 years	6.3 years
Expected volatility	86.15%	94%

The above assumptions were used to determine the weighted average per share fair value of $1.46 and $3.15 for stock options granted during the three months ended July 31, 2012 and 2011, respectively.

A summary of stock options under the plans is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2012	1,353,473	$8.92
Forfeited	(38,813)	6.85
Exercised	—	—
Granted	233,896	1.79
Outstanding as of July 31, 2012	1,548,556	7.89	6.4
Exercisable as of July 31, 2012	930,251	10.50	4.8

The total intrinsic value of outstanding and exercisable options as of July 31, 2012 was approximately $144,000. As of July 31, 2012, approximately 618,000 additional options are expected to vest in the future, which options had approximately $144,000 of intrinsic value and a weighted average remaining contractual term of 8.7 years. There was approximately $372,000 and $316,000 of total recognized compensation cost related to stock options for the three months ended July 31, 2012 and 2011, respectively. As of July 31, 2012, there was approximately $1,461,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.0 years. The Company normally issues new shares to satisfy option exercises under these plans. During the three months ended July 31, 2012, stock options granted included 25,128 stock options which are subject to performance-based vesting requirements. Stock options outstanding as of July 31, 2012 included 38,894 stock options subject to performance-based vesting requirements.

(b) Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the three months ended July 31, 2012, there were 18,000 shares of non-vested restricted stock granted to employees with performance-based vesting requirements. During the three months ended July 31, 2012, 19,950 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives.  Restricted stock issued and unvested at July 31, 2012 included 52,000 shares of non-vested restricted stock subject to performance-based vesting requirements.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A summary of non-vested restricted stock under the plans is as follows:

	Number of Shares	Weighted Average Price per Share

Issued and unvested at April 30, 2012	93,840	$5.86
Granted	18,000	2.00
Forfeited	(19,950)	5.97
Vested	(15,049)	5.97
Issued and unvested at July 31, 2012	76,841	4.91

There was approximately $15,000 and $54,000 of total recognized compensation cost related to restricted stock for the three months ended July 31, 2012 and 2011, respectively. As of July 31, 2012, there was approximately $65,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.8 years.

(c)Treasury Stock

During the three months ended July 31, 2012 and 2011, 4,274 and 5,800 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(9) Commitments and Contingencies

Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

Spain Construction Agreement

The Company is currently engaged with Iberdrola Cantabria in discussions regarding modifications to its agreement for the first phase of the construction of a wave power project off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of July 31, 2012, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations. See Note 1.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(10) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the three month periods ended July 31, 2012 and 2011. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the three months ended July 31, 2012, the Company had no material changes in uncertain tax positions.

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

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended July 31, 2012
Revenues from external customers	$930,903	51,493	—	982,396
Operating loss	(3,851,720)	(234,974)	(222,535)	(4,309,229)

Three months ended July 31, 2011
Revenues from external customers	1,688,551	222,301	—	1,910,852
Operating loss	(4,647,691)	(413,622)	(50,066)	(5,111,379)

July 31, 2012
Long-lived assets	791,939	88,079	—	880,018
Total assets	32,010,213	1,295,258	511,789	33,817,260

April 30, 2012
Long-lived assets	585,818	97,115	—	682,933
Total assets	$35,181,637	1,619,973	640,027	37,441,637

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for fiscal 2012 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2012 refers to the year ended April 30, 2012).

Overview

We develop and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer two PowerBuoy products, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system. We also offer our customers operations and maintenance services for our PowerBuoy systems. In addition, we market our undersea substation pod product and undersea power connection infrastructure services to other companies in the marine energy sector.  Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of our revenues.  These revenues were largely for the support of our product development efforts. Our goal, over time, is to generate revenues from utilities and other non-government commercial customers and to have such revenues represent a greater portion of our total revenues.  In addition, our goal is that an increased portion of our revenues be from the sale of products and maintenance services, as compared to revenue to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net decrease in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

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

We were incorporated in New Jersey in April 1984, began business operations in 1994, and were re-incorporated in Delaware in 2007. We currently have three wholly-owned subsidiaries, Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC, and Oregon Wave Energy Partners I, LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd (OPTA). In March 2012, OPTA acquired 100% ownership of Victorian Wave Partners Pty Ltd.

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

At July 31, 2012, our total negotiated backlog was $5.8 million compared with $7.1 million at July 31, 2011. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months. Most of our backlog at July 31, 2012 and 2011 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog includes both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy (DOE) for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $5.0 million and $5.1 million at July 31, 2012 and 2011, respectively.

For the three months ended July 31, 2012, we generated revenues of $1.0 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $4.3 million, compared to revenues of $1.9 million and a net loss attributable to Ocean Power Technologies, Inc. of $5.0 million for the three months ended July 31, 2011. As of July 31, 2012, our accumulated deficit was $130.3 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

The recent global economic uncertainty may have a negative effect on our business, financial condition and results of operations. Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the price of electricity in many significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed to feed electricity into a local or regional power grid, depends significantly on the availability and size of government incentives and subsidies for wave energy. Federal, state and local governmental bodies in many countries have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates.  The timing, scope and size of new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. We do not believe the recent global economic uncertainty will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom, standard parts found in many regions of the world.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Most of our revenue in the three months ended July 31, 2012 and 2011 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2012 and 2011:

Customer	Three months ended July 31,
($ millions)	2012	2011

US Department of Energy	$0.6	$0.5
European Union (WavePort project)	0.2	—
US Navy	0.1	1.1
UK Government's Technology Strategy Board	—	0.2
Other	0.1	0.1
	$1.0	$1.9

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the three months ended July 31, 2012 and 2011:

	Three months ended July 31,
Customer Location	2012	2011

United States	72%	88%
Europe	22%	12%
Asia and Australia	6%	—

	100%	100%

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

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the output and reliability of our utility PowerBuoy system, including the 150kW PowerBuoy system, and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $29.4 million as of July 31, 2012, compared to $43.1 million as of July 31, 2011. Interest income in the three months ended July 31, 2012 decreased compared to the three months ended July 31, 2011 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $2.9 million as of July 31, 2012 and $5.2 million as of July 31, 2011, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $29.4 million as of July 31, 2012 and $43.1 million as of July 31, 2011. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2012 and 2011 were recorded in Euros, British pounds sterling, Australian dollars or Japanese yen.

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

Results of Operations

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2012 and 2011:

	Three Months Ended			Three Months Ended
	July 31, 2012			July 31, 2011
	Amount	As a % of Revenues	(1)	Amount	As a % of Revenues	(1)	% Change 2012 Period to 2011 Period
Revenues	$982,396	100%		$1,910,852	100%		(49	) %
Cost of revenues	979,860	100		1,901,902	100		(48)
Gross profit	2,536	—		8,950	—		(72)
Operating expenses:
Product development costs	1,927,427	196		3,100,587	162		(38)
Selling, general and administrative costs	2,384,338	243		2,019,742	106		18
Total operating expenses	4,311,765	439		5,120,329	268		(16)
Operating loss	(4,309,229)	(439)		(5,111,379)	(267)		16
Interest income, net	55,424	6		120,768	6		(54)
Foreign exchange loss	(108,323)	(11)		(9,041)	—
Net loss	(4,362,128)	(444)		(4,999,652)	(262)		13
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	26,075	3		4,588	—		468
Net loss attributable to Ocean Power Technologies, Inc.	$(4,336,053)	(441	) %	$(4,995,064)	(261	) %	13%

(1) Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $0.9 million, or 49%, to $1.0 million in the three months ended July 31, 2012, as compared to $1.9 million in the three months ended July 31, 2011. The change in revenues was attributable to the following factors:

•	Revenues relating to our utility PowerBuoy system increased by $0.2 million due primarily to an increase in billable work on our WavePort project off the coast of Spain.

•
Revenues relating to our autonomous PowerBuoy system decreased by $1.1 million primarily as a result of a decrease in billable work on our projects to provide our PowerBuoy technology to the US Navy's Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program. The LEAP project was completed during fiscal 2012.

Cost of revenues

Cost of revenues decreased by $0.9 million, or 48%, to $1.0 million in the three months ended July 31, 2012, as compared to $1.9 million in the three months ended July 31, 2011. This decrease in the cost of revenues reflected the decreased activity related to our LEAP project with the US Navy. This was partially offset by the increased activity on our WavePort project off the coast of Spain.

We operated at an approximate break-even gross profit in the three month periods ended July 31, 2012 and 2011. Most of our projects in the  three month periods ended July 31, 2012 and 2011 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $1.2 million, or 38%, to $1.9 million in the three months ended July 31, 2012, as compared to $3.1 million in the three months ended July 31, 2011. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially for our utility-scale PowerBuoy system. The decrease in product development costs was related primarily to a decrease in activity related to our PowerBuoy projects off the coast of Oregon and off the coast of Scotland. The Oregon project is in the final assembly stage and the Scotland project was completed in fiscal 2012. As we progress to deployment and commissioning of the Oregon PowerBuoy, our product development costs may increase. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may increase. During the three months ended July 31, 2012, the majority of funding for our PB500 PowerBuoy development project was from external sources.

Selling, general and administrative costs

Selling, general and administrative costs increased by $0.4 million, or 18%, to $2.4 million for the three months ended July 31, 2012 as compared to $2.0 million for the three months ended July 31, 2011. The increase was due primarily to an increase in site development expenses related to our potential project in Australia and recruiting fees.

Interest income

Interest income decreased approximately 54% to $55,000 for the three months ended July 31, 2012, as compared to $121,000 in the three months ended July 31, 2011, due to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange loss

Foreign exchange loss was $108,000 for the three months ended July 31, 2012, compared to a foreign exchange loss of $9,000 for the three months ended July 31, 2011. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2012, our revenues were $12.4 million, our net losses were $35.6 million and our net cash used in operating activities was $32.7 million.

Cash flows for the three months ended July 31, 2012 and 2011 were as follows:

	Three Months Ended July 31,
	2012	2011
Net loss	$(4,362,128)	$(4,999,652)

Adjustments for noncash operating items	619,099	493,333

Net cash operating loss	(3,743,029)	(4,506,319)

Net change in operating assets and liabilities	368,816	(358,874)

Net cash used in operating activities	$(3,374,213)	$(4,865,193)

Net cash (used in) provided by investing activities	$(812,394)	$9,589,501

Net cash used in financing activities	$(34,122)	$(112,521)

Effect of exchange rates on cash and cash equivalents	$(43,074)	$(89,222)

Net cash used in operating activities

Net cash used in operating activities was $3.4 million and $4.9 million for the three months ended July 31, 2012 and 2011, respectively. The change was the result of a decrease in net loss of $0.6 million, and increases in cash provided by noncash operating items of $0.1 million and operating assets and liabilities of $0.7 million. Our quarterly cash outflow from operating activities may vary significantly in future periods depending on the success of our new business development initiatives, and on expenditures related to our PowerBuoy project in Oregon.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0.8 million for the three months ended July 31, 2012 and net cash provided by investing activities was $9.6 million for the three months ended July 31, 2011. The change was primarily the result of a net increase in purchases of marketable securities during the three months ended July 31, 2012.

Net cash used in financing activities

Net cash used in financing activities was $34,000 and $113,000 for the three months ended July 31, 2012 and 2011, respectively. The net cash used was primarily for repayment of long-term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $43,000 and $89,000 in the three months ended July 31, 2012 and 2011, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity and Capital Resources Outlook

We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoy systems. Our future capital requirements will depend on a number of factors, including:

•	the cost of development efforts for our PowerBuoy systems;

•	the success of our commercial relationships with major customers;

•	the ability to obtain project-specific financing, grants, subsidies and other sources of funding for some of our projects;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional customer relationships;

•	the implementation of our expansion plans, including the hiring of new employees;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.

We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through April 30, 2014. If existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product technologies, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our financial condition and operating results.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of July 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2012. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 13, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

May 1-31, 2012	―	―	―	―
June 1-30, 2012	3,444	$2.01	―	―
July 1-31, 2012	830	$2.65	―	―

(1)	Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, filed September 14, 2012: (i) Consolidated Balance Sheets – July 31, 2012 (unaudited) and April 30, 2012, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) – Three Months Ended July 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2012 and 2011, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2012

By:	/s/ Brian M. Posner
Brian M. Posner
Chief Financial Officer
(Principal Financial Officer)

Date: September 14, 2012

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

101
The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, filed September 14, 2012: (i) Consolidated Balance Sheets – July 31, 2012 (unaudited) and April 30, 2012, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) – Three Months Ended July 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2012 and 2011, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.