Form 10-Q
period 2012-10-31
Ocean Power Technologies, Inc.
filed 2012-12-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

As of November 30, 2012, the number of outstanding shares of common stock of the registrant was 10,394,730.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012

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

PART I — FINANCIAL INFORMATION
Item 1.         FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS	October 31, 2012	April 30, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$13,446,531	9,353,460
Marketable securities	11,622,260	22,369,484
Accounts receivable, net	577,180	1,064,796
Unbilled receivables	657,140	223,050
Other current assets	454,435	842,820
Total current assets	26,757,546	33,853,610
Property and equipment, net	845,812	682,933
Patents, net	1,161,039	1,269,457
Restricted cash	1,356,392	1,453,712
Other noncurrent assets	196,025	181,925
Total assets	$30,316,814	37,441,637
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$489,850	440,773
Accrued expenses	3,668,319	2,770,094
Deferred credits payable	—	600,000
Unearned revenues	1,619,816	1,073,389
Current portion of long-term debt	100,000	100,000
Total current liabilities	5,877,985	4,984,256
Long-term debt	300,000	350,000
Deferred credits	600,000	—
Total liabilities	6,777,985	5,334,256
Commitments and contingencies (note 9)
Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,415,548 and 10,407,389 shares, respectively	10,416	10,407
Treasury stock, at cost; 27,818 and 23,544 shares, respectively	(111,510)	(102,388)
Additional paid-in capital	158,913,651	158,296,458
Accumulated deficit	(135,077,067)	(125,989,474)
Accumulated other comprehensive loss	(102,477)	(78,990)
Total Ocean Power Technologies, Inc. stockholders’ equity	23,633,013	32,136,013
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(94,184)	(28,632)
Total equity	23,538,829	32,107,381
Total liabilities and stockholders’ equity	$30,316,814	37,441,637

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenues	$1,360,299	1,515,437	2,342,695	3,426,289
Cost of revenues	1,246,277	1,483,590	2,226,137	3,385,492
Gross profit	114,022	31,847	116,558	40,797
Operating expenses:
Product development costs	2,937,567	2,062,540	4,864,994	5,163,127
Selling, general and administrative costs	2,104,628	2,015,108	4,488,966	4,034,850
Total operating expenses	5,042,195	4,077,648	9,353,960	9,197,977
Operating loss	(4,928,173)	(4,045,801)	(9,237,402)	(9,157,180)
Interest income, net	34,888	125,602	90,312	246,370
Foreign exchange gain (loss)	102,741	29,334	(5,582)	20,293
Net loss	(4,790,544)	(3,890,865)	(9,152,672)	(8,890,517)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	39,004	8,508	65,079	13,096
Net loss attributable to Ocean Power Technologies, Inc	$(4,751,540)	(3,882,357)	(9,087,593)	(8,877,421)
Basic and diluted net loss per share	$(0.46)	(0.38)	(0.88)	(0.86)
Weighted average shares used to compute basic and diluted net loss per share	10,301,601	10,275,964	10,298,800	10,272,059

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Net loss	$(4,790,544)	(3,890,865)	(9,152,672)	(8,890,517)
Foreign currency translation adjustment	(13,476)	(129,770)	(23,960)	(219,849)
Total comprehensive loss	(4,804,020)	(4,020,635)	(9,176,632)	(9,110,366)
Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	38,416	9,224	65,552	13,819
Comprehensive loss attributable to Ocean Power Technologies, Inc	$(4,765,604)	(4,011,411)	(9,111,080)	(9,096,547)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(9,152,672)	(8,890,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	5,582	(20,293)
Depreciation and amortization	245,382	196,078
Loss on disposals of property, plant and equipment	—	9,614
Treasury note premium amortization	26,023	27,828
Compensation expense related to stock option grants and restricted stock	617,200	703,801
Changes in operating assets and liabilities:
Accounts receivable	482,671	588,779
Unbilled receivables	(434,090)	(108,395)
Other current assets	387,395	(75,511)
Other noncurrent assets	(14,121)	67,360
Accounts payable	82,601	(605,704)
Accrued expenses	910,155	(583,477)
Unearned revenues	542,993	801,253
Net cash used in operating activities	(6,300,881)	(7,889,184)
Cash flows from investing activities:
Purchases of marketable securities	(10,041,162)	(860,380)
Maturities of marketable securities	20,753,357	10,580,936
Restricted cash	75,000	54,470
Purchases of equipment	(340,248)	(127,975)
Payments of patent costs	—	(96,039)
Net cash provided by investing activities	10,446,947	9,551,012
Cash flows from financing activities:
Repayment of debt	(50,000)	(89,378)
Acquisition of treasury stock	(9,122)	(38,867)
Net cash used in financing activities	(59,122)	(128,245)
Effect of exchange rate changes on cash and cash equivalents	6,127	(153,281)
Net increase in cash and cash equivalents	4,093,071	1,380,302
Cash and cash equivalents, beginning of period	9,353,460	4,376,136
Cash and cash equivalents, end of period	$13,446,531	5,756,438

Supplemental disclosure of noncash investing and financing activities:
Capitalized patent costs financed through accounts payable and accrued espenses expenses	$—	47,694
Capitalized purchases of equipment financed through accounts payable and accrued expenses	3,336	38,461

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

Balance, April 30, 2011	10,419,183	$10,419	(7,685)	$(42,734)	157,174,930	(110,848,972)	175,907	21,948	46,491,498
Net loss	—	—	—	—	—	(8,877,421)	—	(13,096)	(8,890,517)
Stock based compensation	—	—	—	—	621,579	—	—	—	621,579
Issuance (forfeiture) of restricted stock, net	(4,794)	(5)	—	—	82,296	—	—	—	82,291
Acquisition of treasury stock	—	—	(8,890)	(38,867)	—	—	—	—	(38,867)
Other comprehensive loss	—	—	—	—	—	—	(219,126)	(723)	(219,849)
Balance, October 31, 2011	10,414,389	$10,414	(16,575)	$(81,601)	157,878,805	(119,726,393)	(43,219)	8,129	38,046,135
Balance, April 30, 2012	10,407,389	$10,407	(23,544)	$(102,388)	158,296,458	(125,989,474)	(78,990)	(28,632)	32,107,381
Net loss	—	—	—	—	—	(9,087,593)	—	(65,079)	(9,152,672)
Stock based compensation	—	—	—	—	590,344	—	—	—	590,344
Issuance (forfeiture) of restricted stock, net	8,159	9	—	—	26,849	—	—	—	26,858
Acquisition of treasury stock	—	—	(4,274)	(9,122)	—	—	—	—	(9,122)
Other comprehensive loss	—	—	—	—	—	—	(23,487)	(473)	(23,960)
Balance, October 31, 2012	10,415,548	$10,416	(27,818)	$(111,510)	158,913,651	(135,077,067)	(102,477)	(94,184)	23,538,829

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(1) Background and Basis of Presentation

Ocean Power Technologies, Inc. (the “Company”) was incorporated in April 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in April 2007. The Company develops and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its products in the United States and internationally. Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal, over time, is to generate revenues from the sale of products and maintenance services to utilities and other non-government commercial customers, and to have such revenues represent a greater portion of its total revenues. As we continue to advance our proprietary technologies, we expect to continue to have a net decrease in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of October 31, 2012, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of October 31, 2012, there were no such entities.

The Company has a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (Iberdrola Cantabria). During the fourth quarter of fiscal 2012, the Company evaluated the realizability of this investment and concluded that it was impaired. Accordingly, the Company recorded an impairment expense of $0.3 million representing 100% of the investment amount. In addition, outstanding receivables from Iberdrola Cantabria in the amount of $0.3 million as of April 2012 were fully reserved during the fourth quarter of fiscal 2012. The investment in Iberdrola Cantabria and net accounts receivable and unbilled receivables from Iberdrola Cantabria were $0 as of October 31, 2012 and April 30, 2012. See Note 9.

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

(b) Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	October 31, 2012	April 30, 2012

Checking and savings accounts	$3,256,928	2,051,918
Certificates of deposits and US Treasury obligations	—	5,998,925
Money market funds	10,189,603	1,302,617
	$13,446,531	9,353,460

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(c) Restricted Cash and Credit Facility
A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company's subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of October 31, 2012, there were €266,000 in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank.

The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

Cash restricted under security agreements is as follows:

	October 31, 2012	April 30, 2012

Barclays Bank agreement	$931,392	953,712
NJBPU agreement	425,000	500,000
	$1,356,392	1,453,712

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011

Foreign exchange gain (loss)	$102,741	29,334	(5,582)	20,293

	October 31, 2012	April 30, 2012

Foreign currency denominated certificates of deposit and cash accounts	$3,593,971	2,826,000

(e) Long-Lived Assets

Long-lived assets, such as property and equipment and patents subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the six months ended October 31, 2012.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
Customer	2012	2011	2012	2011

US Department of Energy	49%	23%	55%	24%
Mitsui Engineering & Shipbuilding	31%	—	20%	—
European Union (WavePort project)	13%	11%	15%	5%
US Navy	4%	31%	5%	47%
UK Government's Technology Strategy Board	1%	32%	3%	21%
	98%	97%	98%	97%

The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company's financial position or results of operations. The Company does not require its customers to maintain collateral.

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

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,618,371 for the three and six months ended October 31, 2012, and 1,551,433 for the three and six months ended October 31, 2011, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(h) Recently Issued Accounting Standards

During the quarter ended July 31, 2012, the Company adopted the Financial Accounting Standards Board (FASB) amendment to the disclosure requirements for presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective retrospectively for the interim periods and annual periods beginning after December 15, 2011; however, the FASB agreed to an indefinite deferral of the reclassification requirement. See page 5 for the Consolidated Statements of Comprehensive Income.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	October 31, 2012	April 30, 2012
Certificates of deposit denominated in Australian dollars	$260,125	556,437
Certificate of deposit denominated in US dollars	3,360,000	3,806,808
US Treasury obligations	8,002,135	18,006,239
	$11,622,260	22,369,484

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(4) Balance Sheet Detail

	October 31, 2012	April 30, 2012

Accounts Receivable, net
Accounts receivable	$877,943	1,369,400
Allowance for doubtful accounts	(300,763)	(304,604)
	$577,180	1,064,796

Property and Equipment
Property and Equipment	$2,506,853	2,213,820
Accumulated depreciation and amortization	(1,661,041)	(1,530,887)
	$845,812	682,933

Patents
Patents	$1,574,044	1,574,044
Accumulated amortization	(413,005)	(304,587)
	$1,161,039	1,269,457

Accrued Expenses
Project costs	$1,574,835	244,892
Contract loss reserves	785,000	785,000
Employee incentive payments	167,131	661,328
Other	164,146	187,986
Vacation and payroll	420,446	354,966
Payroll tax withholdings	164,621	166,092
Investment in joint venture	172,032	176,110
Legal and accounting fees	220,108	193,720
	$3,668,319	2,770,094

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(5) Related Party Transactions

In August 1999, the Company entered into a consulting agreement with an individual for the provision of marketing services. This agreement provides for fees at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. In addition, this individual is also the chief executive officer of a company that provides engineering and technical services to the Company. The Company also provides services to the company where this individual is the chief executive officer. This individual did not stand for re-election to the board of directors at the Company’s Annual Meeting on October 4, 2012, and is no longer considered a related party.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Related party consulting expense	$21,000	23,000	$42,000	44,000
Expenses for services provided by related party company	-	7,000	-	29,000
Revenue for services provided to related party company	15,000	50,000	32,000	67,000

	October 31, 2012	April 30, 2012
Consulting fees payable to related party	$7,000	7,000
Payable to related party company	-	-
Receivable from related party company	-	-

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

	October 31, 2012	April 30, 2012

Total debt	$400,000	450,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$300,000	350,000

(7) Deferred Credits Payable and Deferred Credits

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company receives emission credits under applicable laws and fails to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor is entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company does not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company is obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of October 31, 2012, the Company has not generated any emissions credits eligible for purchase under the agreement and the Company does not expect to generate any eligible emissions credits before December 31, 2017. Accordingly, the $600,000 has been classified as a current liability as of April 30, 2012 and as a noncurrent liability as of October 31, 2012.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(8) Stock-Based Compensation

Costs resulting from all stock-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimated fair value. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $617,000 and $704,000 for the six months ended October 31, 2012 and 2011, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted During the Six Months Ended October 31, 2012 and 2011

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the six months ended October 31, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option's expected life, calculated on a daily basis.

	Six Months Ended October 31,
	2012	2011
Risk-free interest rate	0.9%	1.8%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	6.1	5.8
Expected volatility	86.15%	94.5%

The above assumptions were used to determine the weighted average per share fair value of $1.60 and $2.98 for stock options granted during the six months ended October 31, 2012 and 2011, respectively.

A summary of stock options under the plans is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2012	1,353,473	$8.92
Forfeited	(130,813)	5.94
Exercised	—	—
Granted	311,909	2.07
Outstanding as of October 31, 2012	1,534,569	7.78	6.3
Exercisable as of October 31, 2012	920,984	10.43	4.8

As of October 31, 2012, the total intrinsic value of outstanding options was approximately $150,000 and the total intrinsic value of exercisable options was $0. As of October 31, 2012, approximately 614,000 additional options are expected to vest in the future, which options had approximately $150,000 of intrinsic value and a weighted average remaining contractual term of 8.6 years. There was approximately $590,000 and $622,000 of total recognized compensation cost related to stock options for the six months ended October 31, 2012 and 2011, respectively. As of October 31, 2012, there was approximately $1,277,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.8 years. The Company normally issues new shares to satisfy option exercises under these plans. During the six months ended October 31, 2012, stock options granted included 25,128 stock options which are subject to performance-based vesting requirements. Stock options outstanding as of October 31, 2012 included 38,894 stock options subject to performance-based vesting requirements.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(b) Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the six months ended October 31, 2012, there were 18,000 shares of non-vested restricted stock granted to employees with performance-based vesting requirements. During the six months ended October 31, 2012, 22,950 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives.  Restricted stock issued and unvested at October 31, 2012 included 49,000 shares of non-vested restricted stock subject to performance-based vesting requirements.

A summary of non-vested restricted stock under the plans is as follows:

	Number of Shares	Weighted Average Price per Share

Issued and unvested at April 30, 2012	93,840	$5.86
Granted	31,744	2.39
Forfeited	(23,585)	5.45
Vested	(18,197)	5.67
Issued and unvested at October 31, 2012	83,802	4.71

There was approximately $27,000 and $82,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2012 and 2011, respectively. As of October 31, 2012, there was approximately $87,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.9 years.

(c)Treasury Stock

During the six months ended October 31, 2012 and 2011, 4,274 and 8,890 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

 (9) Commitments and Contingencies

Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

Spain Construction Agreement

The Company is currently engaged with Iberdrola Cantabria in discussions regarding modifications to its agreement for the first phase of the construction of a wave power project off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of October 31, 2012, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations. See Note 1.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(10) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the three and six month periods ended October 31, 2012 and 2011. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the six months ended October 31, 2012, the Company had no material changes in uncertain tax positions.

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

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended October 31, 2012
Revenues from external customers	$1,353,928	6,371	—	1,360,299
Operating loss	(4,337,988)	(266,004)	(324,181)	(4,928,173)

Three months ended October 31, 2011
Revenues from external customers	1,027,483	487,954	—	1,515,437
Operating loss	(3,633,509)	(330,622)	(81,670)	(4,045,801)

Six months ended October 31, 2012
Revenues from external customers	2,284,831	57,864	—	2,342,695
Operating loss	(8,189,708)	(500,978)	(546,716)	(9,237,402)

Six months ended October 31, 2011
Revenues from external customers	2,716,034	710,255	—	3,426,289
Operating loss	(8,281,200)	(744,244)	(131,736)	(9,157,180)

October 31, 2012
Long-lived assets	761,708	81,731	2,373	845,812
Total assets	28,081,305	1,835,265	400,244	30,316,814

April 30, 2012
Long-lived assets	585,818	97,115	—	682,933
Total assets	$35,181,637	1,619,973	640,027	37,441,637

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

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation, or Lockheed Martin, in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy system as a power source for the Navy’s Deep Water Active Detection System (DWADS). In 2011, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (LEAP) program. The LEAP PowerBuoy, incorporating a unique power take-off and on-board storage system, is significantly smaller and more compact than our standard utility PowerBuoy. It is designed to provide persistent, off-grid clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications. Also in 2011, ocean trials of our first 150kW PowerBuoy were conducted. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. During the ocean trials, our 150kW-rated PowerBuoy produced power in excess of our expectations of performance. Our utility scale PB150 structure and mooring system achieved independent certification from Lloyd’s Register. This certification from Lloyd’s Register confirms that the PB150 design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

During the three months ended October 31, 2012, we received new orders from Mitsui Engineering & Shipbuilding, for further work towards development of our PowerBuoy technology for application in Japanese sea conditions, and from the US Department of Homeland Security, to perform a new round of in-ocean tests on our autonomous PowerBuoy to further demonstrate its use for ocean surveillance. We continue to work on developing our PB500 PowerBuoy and plan to deploy a 150kW PowerBuoy off the coast of Reedsport, Oregon during calendar 2013.

Our efforts continued in connection with the planned 19MW wave power project off the coast of Victoria, Australia. Funding for this project includes a grant of A$66.5 million (approximately US $70 million) awarded by the Commonwealth of Australia. The grant is subject to certain terms, including funding milestones, which require significant additional funding to enable the receipt of the grant funds and the completion of the project. In November 2012, we engaged a financial advisor to lead efforts to structure and secure appropriate financing for this project. The Board of Directors of the Commonwealth’s agency managing the grant, the Australian Renewable Energy Agency, is scheduled to review the status of this project during December 2012.

At October 31, 2012, our total negotiated backlog was $5.2 million compared with $8.8 million at October 31, 2011. We anticipate that a majority of our backlog will be recognized as revenue over the next 12 months. Most of our backlog at October 31, 2012 and 2011 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy (DOE) for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $5.2 million and $6.8 million at October 31, 2012 and 2011, respectively.

For the three months ended October 31, 2012, we generated revenues of $1.4 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $4.8 million, compared to revenues of $1.5 million and a net loss attributable to Ocean Power Technologies, Inc. of $3.9 million for the three months ended October 31, 2011. For the six months ended October 31, 2012, we generated revenues of $2.3 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $9.1 million, compared to revenues of $3.4 million and a net loss attributable to Ocean Power Technologies, Inc. of $8.9 million for the six months ended October 31, 2011. As of October 31, 2012, our accumulated deficit was $135.1 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

The recent global economic uncertainty may have a negative effect on our business, financial condition and results of operations. Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the prevailing price of electricity in many significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed to feed electricity into a local or regional power grid, depends significantly on the availability and magnitude of government incentives and subsidies for wave energy. Federal, state and local governmental bodies in many countries have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates.  The timing, scope and size of new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. We do not believe the recent global economic uncertainty will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom, standard parts found in many regions of the world.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Most of our revenue in the three and six months ended October 31, 2012 and 2011 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2012 and 2011:

Customer	Three months ended October 31,		Six months ended October 31,
($ millions)	2012	2011	2012	2011

US Department of Energy	$0.7	$0.3	$1.3	$0.8
Mitsui Engineering & Shipbuilding	0.4	—	0.5	—
European Union (WavePort project)	0.2	0.2	0.3	0.2
US Navy	—	0.5	0.1	1.6
UK Government's Technology Strategy Board	—	0.5	0.1	0.7
Other	0.1	—	—	0.1
	$1.4	$1.5	$2.3	$3.4

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the six months ended October 31, 2012 and 2011:

	Six months ended October 31,
Customer Location	2012	2011

United States	63%	75%
Europe	17%	25%
Asia and Australia	20%	—
	100%	100%

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

Interest income

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $26.4 million as of October 31, 2012, compared to $39.9 million as of October 31, 2011. Interest income in the six months ended October 31, 2012 decreased compared to the six months ended October 31, 2011 due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.

We anticipate that our interest income reported in fiscal 2013 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $3.6 million as of October 31, 2012 and $4.1 million as of October 31, 2011, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $26.4 million as of October 31, 2012 and $39.9 million as of October 31, 2011. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and six months ended October 31, 2012 and 2011 were recorded in Euros, British pounds sterling, Australian dollars or Japanese yen.

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

Results of Operations

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2012 and 2011:

	Three Months Ended October 31, 2012			Three Months Ended October 31, 2011			% Change
	Amount	As a % of Revenues	(1)	Amount	As a % of Revenues		2012 Period to 2011 Period
Revenues	$1,360,299	100%		$1,515,437	100%		(10	) %
Cost of revenues	1,246,277	92		1,483,590	98		(16)
Gross profit	114,022	8		31,847	2		258
Operating expenses:
Product development costs	2,937,567	216		2,062,540	136		42
Selling, general and administrative costs	2,104,628	155		2,015,108	133		4
Total operating expenses	5,042,195	371		4,077,648	269		24
Operating loss	(4,928,173)	(362)		(4,045,801)	(267)		(22)
Interest income, net	34,888	3		125,602	8		(72)
Foreign exchange gain	102,741	8		29,334	2
Net loss	(4,790,544)	(352)		(3,890,865)	(257)		(23)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	39,004	3		8,508	1		358
Net loss attributable to Ocean Power Technologies, Inc	$(4,751,540)	(349	) %	$(3,882,357)	(256	) %	(22	) %

(1) Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $0.1 million, or 10%, to $1.4 million in the three months ended October 31, 2012, as compared to $1.5 million in the three months ended October 31, 2011. The change in revenues was attributable to the following factors:

•
Revenues relating to our utility PowerBuoy system increased by $0.3 million due primarily to an increase in billable work on our PowerBuoy project off the coast of Oregon and our project with Mitsui Engineering & Shipbuilding, offset by a decrease in billable work related to our PB500 project.

•
Revenues relating to our autonomous PowerBuoy system decreased by $0.4 million primarily as a result of a decrease in billable work on our projects to provide our PowerBuoy technology to the US Navy's Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program. The LEAP project was completed during fiscal 2012.

Cost of revenues

Cost of revenues decreased by $0.3 million, or 16%, to $1.2 million in the three months ended October 31, 2012, as compared to $1.5 million in the three months ended October 31, 2011. This decrease in the cost of revenues reflected the decrease in billable work related to our LEAP project with the US Navy and our PB500 project. The LEAP project was completed during fiscal 2012. This was partially offset by the increased activity on our PowerBuoy project off the coast of Oregon and our project with Mitsui Engineering & Shipbuilding.

We operated at a small gross profit in the three month periods ended October 31, 2012 and 2011. Most of our projects in the three month periods ended October 31, 2012 and 2011 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs increased by $0.8 million, or 42%, to $2.9 million in the three months ended October 31, 2012, as compared to $2.1 million in the three months ended October 31, 2011. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially for our utility-scale PowerBuoy system. The increase in product development costs was related primarily to an increase in activity related to our PowerBuoy project off the coast of Oregon, partially offset by a decrease in activity related to our project off the coast of Scotland. The Scotland project was completed in fiscal 2012. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may increase. During the three months ended October 31, 2012, the majority of funding for our PB500 PowerBuoy development project was from external sources.

Selling, general and administrative costs

Selling, general and administrative costs increased by $0.1 million, or 4%, to $2.1 million for the three months ended October 31, 2012 as compared to $2.0 million for the three months ended October 31, 2011. The increase was due primarily to an increase in site development expenses related to a potential project in Australia.

Interest income

Interest income decreased approximately 72% to $35,000 for the three months ended October 31, 2012, as compared to $126,000 in the three months ended October 31, 2011, due to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange gain

Foreign exchange gain was $103,000 for the three months ended October 31, 2012, compared to a foreign exchange gain of $29,000 for the three months ended October 31, 2011. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro, Australian dollar and Japanese yen compared to the US dollar during the two periods.

Six Months Ended October 31, 2012 Compared to Six Months Ended October 31, 2011

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2012 and 2011:

	Six Months Ended October 31, 2012			Six Months Ended October 31, 2011			% Change
	Amount	As a % of Revenues	(1)	Amount	As a % of Revenues	(1)	2012 Period to 2011 Period
Revenues	$2,342,695	100%		$3,426,289	100%		(32	) %
Cost of revenues	2,226,137	95		3,385,492	99		(34)
Gross profit	116,558	5		40,797	1		186
Operating expenses:
Product development costs	4,864,994	208		5,163,127	151		(6)
Selling, general and administrative costs	4,488,966	192		4,034,850	118		11
Total operating expenses	9,353,960	399		9,197,977	268		2
Operating loss	(9,237,402)	(394)		(9,157,180)	(267)		(1)
Interest income, net	90,312	4		246,370	7		(63)
Foreign exchange (loss) gain	(5,582)	0		20,293	1
Net loss	(9,152,672)	(391)		(8,890,517)	(259)		(3)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	65,079	3		13,096	—		397
Net loss attributable to Ocean Power Technologies, Inc	$(9,087,593)	(388	) %	$(8,877,421)	(259	) %	(2	) %

(1) Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $1.1 million, or 32%, to $2.3 million in the six months ended October 31, 2012, as compared to $3.4 million in the six months ended October 31, 2011. The change in revenues was attributable to the following factors:

•
Revenues relating to our utility PowerBuoy system increased by $0.4 million primarily due to an increase in billable work on our Power Buoy project off the coast of Oregon, our WavePort project off the coast of Spain and our project with Mitsui Engineering & Shipbuilding, offset by a decrease in billable work related to our PB500 project.

•
Revenues relating to our autonomous PowerBuoy system decreased by $1.5 million primarily as a result of a decrease in billable work on our projects to provide our PowerBuoy technology to the US Navy's Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program. The LEAP project was completed during fiscal 2012.

Cost of revenues

Cost of revenues decreased by $1.2 million, or 34%, to $2.2 million in the six months ended October 31, 2012, as compared to $3.4 million in the six months ended October 31, 2011. This decrease in the cost of revenues reflected the decrease in billable work related to our LEAP project with the US Navy and our PB500 project. The LEAP project was completed during fiscal 2012. This was partially offset by the increased activity on our PowerBuoy project off the coast of Oregon and our project with Mitsui Engineering & Shipbuilding.

We operated at a small gross profit in the six month periods ended October 31, 2012 and 2011. Most of our projects in the six month periods ended October 31, 2012 and 2011 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $0.3 million, or 6%, to $4.9 million in the six months ended October 31, 2012, as compared to $5.2 million in the six months ended October 31, 2011. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially for our utility-scale PowerBuoy system. The decrease in product development costs was related primarily to a decrease in activity related to our project off the coast of Scotland. The Scotland project was completed in fiscal 2012. This was partially offset by an increase in activity related to our PowerBuoy project off the coast of Oregon. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or we may decide to self-fund significant research and development expenses, in which case our product development costs may increase. During the six months ended October 31, 2012, the majority of funding for our PB500 PowerBuoy development project was from external sources.

Selling, general and administrative costs

Selling, general and administrative costs increased by $0.5 million, or 11%, to $4.5 million for the six months ended October 31, 2012 as compared to $4.0 million for the six months ended October 31, 2011. The increase was due primarily to an increase in site development expenses related to a potential project in Australia.

Interest income

Interest income decreased approximately 63% to $90,000 for the six months ended October 31, 2012, as compared to $246,000 in the six months ended October 31, 2011, due to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange loss

Foreign exchange loss was $6,000 for the six months ended October 31, 2012, compared to a foreign exchange gain of $20,000 for the six months ended October 31, 2011. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro, Australian dollar and Japanese yen compared to the US dollar during the two periods.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2012, our revenues were $12.4 million, our net losses were $35.6 million and our net cash used in operating activities was $32.7 million.

Cash flows for the six months ended October 31, 2012 and 2011 were as follows:

	Six Months Ended October 31,
	2012	2011
Net loss	$(9,152,672)	$(8,890,517)

Adjustments for noncash operating items	894,187	917,028

Net cash operating loss	(8,258,485)	(7,973,489)

Net change in operating assets and liabilities	1,957,604	84,305

Net cash used in operating activities	$(6,300,881)	$(7,889,184)

Net cash provided by investing activities	$10,446,947	$9,551,012

Net cash used in financing activities	$(59,122)	$(128,245)

Effect of exchange rates on cash and cash equivalents	$6,127	$(153,281)

Net cash used in operating activities

Net cash used in operating activities was $6.3 million and $7.9 million for the six months ended October 31, 2012 and 2011, respectively. The change was the result of an increase in cash provided by the net change in operating assets and liabilities of $1.9 million offset by an increase in net loss of $0.3 million. Our quarterly cash outflow from operating activities may vary significantly in future periods depending upon the success of our new business development initiatives and expenditures related to our PowerBuoy project in Oregon.

Net cash provided by investing activities

Net cash provided by investing activities was $10.4 million for the six months ended October 31, 2012 and $9.6 million for the six months ended October 31, 2011. The change was primarily the result of a net increase in maturities of marketable securities during the six months ended October 31, 2012.

Net cash used in financing activities

Net cash used in financing activities was $59,000 and $128,000 for the six months ended October 31, 2012 and 2011, respectively. The net cash used was primarily for repayment of long-term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of $6,000 in the six months ended October 31, 2012 and a decrease of $153,000 in the six months ended October 31, 2011. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We are planning on deploying a PowerBuoy off the coast of Reedsport, Oregon in calendar 2013. However, deployment and commissioning of this PowerBuoy will result in a significant use of funds. Therefore, we intend to seek additional funding for this project, in view of risks associated with weather delays, operations and any other contingencies.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of October 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

August 1-31, 2012	―	―	―	―
September 1-30, 2012	―	―	―	―
October 1-31, 2012	―	―	―	―

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

On December 12, 2012, we agreed to amend the employment agreements of our Executive Vice Chairman, Dr. George W. Taylor, and our Chief Executive Officer, Charles F. Dunleavy (each, an “Officer”). The amendment (the “Amendment”) to each Officer’s Amended and Restated Employment Agreement dated as of April 8, 2009 (the “Employment Agreement”) provides for a reduction in the Officer’s base salary for the period from January 1, 2013 until July 31, 2013 (the “Temporary Salary Reduction Period”). During the Temporary Salary Reduction Period, Dr. Taylor’s annualized base salary will be reduced from $475,000 to $420,000 and Mr. Dunleavy’s annualized base salary will be reduced from $425,000 to $375,000. At the end of the Temporary Salary Reduction Period, each Officer’s salary will return to the level prior to the reduction, subject to increases or decreases otherwise contemplated by the Employment Agreement. In consideration of his agreement to accept the Amendment, each Officer will receive, at his election, incentive stock options or restricted stock equal in value to his aggregate salary reduction (an “Equity Grant”). Each Equity Grant will be fully vested on the grant date and will be issued pursuant to the terms of our 2006 Stock Incentive Plan. If for any reason the Officer is terminated during the Temporary Salary Reduction Period, the salary reduction will not be taken into account when calculating any severance or other benefits to which the Officer may be entitled. The other terms of the Employment Agreements remain unchanged.

Item 6.         EXHIBITS

10.1	Amendment Letter to Employment Agreement, dated December 12, 2012, between George W. Taylor and Ocean Power Technologies, Inc.

10.2	Amendment Letter to Employment Agreement, dated December 12, 2012, between Charles F. Dunleavy and Ocean Power Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed December 14, 2012: (i) Consolidated Balance Sheets – October 31, 2012 (unaudited) and April 30, 2012, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows (unaudited) – Six Months Ended October 31, 2012 and 2011, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Six Months Ended October 31, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2012

By:	/s/ Brian M. Posner
Brian M. Posner
Chief Financial Officer
(Principal Financial Officer)

Date: December 14, 2012

EXHIBITS INDEX

10.1	Amendment Letter to Employment Agreement, dated December 12, 2012, between George W. Taylor and Ocean Power Technologies, Inc.

10.2	Amendment Letter to Employment Agreement, dated December 12, 2012, between Charles F. Dunleavy and Ocean Power Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed December 14, 2012: (i) Consolidated Balance Sheets – October 31, 2012 (unaudited) and April 30, 2012, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows (unaudited) – Six Months Ended October 31, 2012 and 2011, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Six Months Ended October 31, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.