Form 10-K
period 2013-04-30
Ocean Power Technologies, Inc.
filed 2013-07-12
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.
20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $23.8 million based on the closing sale price of the registrant's common stock on that date as reported on the Nasdaq Global Market.

The number of shares outstanding of the registrant's common stock as of June 30, 2013 was 10,355,140.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of April 30, 2013, are incorporated by reference in Part III. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report or Form 10-K.

OCEAN POWER
TECHNOLOGIES, INC.

PowerBuoy® is a registered trademark of Ocean Power Technologies, Inc. The Ocean Power Technologies logo, CellBuoy®, Talk on Water®, Making Waves in Power® and Powertower® are trademarks or service marks of Ocean Power Technologies, Inc. All other trademarks appearing in this annual report are the property of their respective holders.

 i

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

Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A — "Risk Factors." In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Our fiscal year ends on April 30. References to fiscal 2013 are to the fiscal year ended April 30, 2013.

 ii

PART I

ITEM 1.     BUSINESS

Overview

We develop and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer and continue to develop two PowerBuoy product lines, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system. We also offer our customers operations and maintenance services for our PowerBuoy systems. In addition, we continue to develop and expect to market our undersea substation pod product and undersea power connection infrastructure services to other companies in the marine energy sector. Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues be from the sale of products and maintenance services, as compared to revenue to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net decrease in cash from operating activities unless and until we achieve positive cash flow from the planned commercialization of our products and services.

Our PowerBuoy system is based on modular, ocean-going buoys, which we have been ocean testing for over fifteen years. The rising and falling of the waves moves the buoy-like structure creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology using proven equipment and processes in novel applications and have deployed and maintained our systems in the ocean. The PowerBuoy technology has the unique, patented capability to electronically "tune" itself automatically as wave characteristics change. This enables the PowerBuoy to optimize its efficiency and resulting power output in dynamic ocean wave conditions. Our two PowerBuoy product lines are designed for the following applications:

●

Our utility PowerBuoy system is capable of supplying electricity to a local or regional electric power grid. Our wave power stations will be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems, plus the remaining components required to deliver electricity to a power grid. We intend to sell our utility PowerBuoy system to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. In July 2007, our PowerBuoy interface with the electrical utility power grid was certified as compliant with international standards. Intertek, an independent laboratory, provided testing and evaluation services to certify that our grid connection systems comply with designated national and international standards. The PowerBuoy grid interface bears the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid. In September 2010, working in conjunction with the US Navy and Hawaii Electric Company, our 40 kilowatt (kW)-rated PowerBuoy, located at Marine Corps Base Hawaii, became the first-ever grid connected wave energy device in the United States. In January 2011, our utility scale Mark 3 PowerBuoy (previously referred to as the “150kW PowerBuoy” or “PB150”) structure and mooring system achieved independent certification from Lloyd’s Register. This certification confirms that the PB150 design complies with certain international standards promulgated for floating offshore installations. The Lloyd’s Register process included detailed design analysis and appraisals, addressing the Mark 3’s structure, hydrodynamics, mooring and anchoring. This PowerBuoy was deployed off the coast of Scotland from April 2011 through October 2011.

●

Our autonomous PowerBuoy system is designed to generate power for use independent of the power grid in remote locations. We have successfully operated an autonomous PowerBuoy APB-350 off the coast of New Jersey, which we designed and manufactured under the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) program for coastal security and maritime surveillance. The APB-350 PowerBuoy structure, incorporating a unique power take-off and onboard system for energy storage and management, is significantly smaller than our standard utility PowerBuoy. With the funding from the US Navy, we have been able to refine our PowerBuoy system while simultaneously preparing for commercial deployment to address a particular customer need. The APB-350 Autonomous PowerBuoy is designed to provide persistent, off-grid clean energy in remote ocean locations. We believe there are a variety of potential applications for this system, including homeland security, offshore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys. Within the Homeland Security market sector, in 2012 we were awarded by the U.S. Department of Homeland Security a Cooperative Research and Development Agreement, or CRADA, which will utilize the same APB-350 Autonomous PowerBuoy as was deployed off the coast of New Jersey in 2011 under the LEAP program.

Our product development and engineering efforts are focused primarily on increasing energy output, reliability and scalability of the design of our utility PowerBuoy system, with the goal of generating electricity from our technology at a levelized cost of energy competitive with other alternative sources of energy. Currently, we are marketing Mark 3 PowerBuoys that drive a peak rated generator with a maximum output of 866 kW. We have also initiated product development efforts in connection with our Mark 4 PowerBuoy (previously referred to as the “500 kW PowerBuoy” or “PB500”). The Mark 4 PowerBuoy is planned to drive a peak rated generator of 2.4 MW. Under a multi-year planned program, structural development of the Mark 4’s major subsystems is in progress, and wave tank tests of models have been performed. Assuming we are able to reach significant annual manufacturing volume levels of our Mark 4 PowerBuoy systems and increase the energy output of our PowerBuoy systems, we believe we will be able to offer a renewable electricity solution that competes with other existing renewable energy systems and, in certain cases, with existing fossil fuel systems in key markets.

If we achieve economies of scale for our Mark 3 PowerBuoy systems and improve energy conversion efficiencies, we expect them to be able to provide a renewable electricity solution that competes in certain local markets where wave energy resources are very strong, where the current retail price of electricity is relatively high, or where sufficient subsidies are available.

We continue to develop and expect to market our undersea substation pod (USP) and marine energy infrastructure services to other companies in the marine energy sector. We completed the successful in-ocean trials of our USP in 2009. The USP, based on our proprietary design, has been developed to facilitate the collection, networking and transforming of power and data generated by multiple offshore energy devices. The USP has been built as an open platform, and can provide connectivity for the PowerBuoy as well as offshore energy systems developed by other companies. The required switching and protection circuits for the individual marine energy devices are also included in the USP.

An important element of our business strategy is to expand our partnerships in key market areas. Our recent relationships are with the following:

●

The Commonwealth of Australia, which granted Victorian Wave Partners Pty. Ltd (VWP) an A$66.5 million conditional grant in connection with a planned 19 megawatt (MW) (62.5 MW peak generator rating) wave power project off the cost of Victoria, Australia. Our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd owns 100% of VWP.

●

Lockheed Martin, which is providing design, manufacturing, system integration and supply chain management expertise to enhance our technology, under the DOE grant we received for the Mark 3 PowerBuoy project near Reedsport, Oregon. This builds on previous work we conducted with Lockheed Martin. In addition, both companies entered into a teaming agreement relating to the VWP wave energy project in Victoria, Australia.

●	Mitsui Engineering and Shipbuilding, with which we are working to develop a wave power project in Japan.

●	The United States Navy:

—

From 2009 to 2011, we ocean-tested our PowerBuoy at the US Marine Corps Base Hawaii at Kaneohe Bay. The Oahu PowerBuoy was launched under our program with the US Navy for ocean testing and demonstration of PowerBuoys, including connection to the Oahu grid.

—

We operated in 2011 an autonomous PowerBuoy off the coast of New Jersey, designed and manufactured by us under the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) Program for coastal security and maritime security.

—	We have built an autonomous PowerBuoy as the power source for the Navy's Deep Water Active Detection System (DWADS).

●

Pacific Northwest Generating Cooperative (PNGC Power) and the US Department of Energy (DOE), both of which are providing funding toward the construction, ocean installation, and ocean trials of a Mark 3 PowerBuoy off the coast of Oregon.

●	The Scottish Government, to develop a Mark 3 PowerBuoy, which was deployed off the coast of Invergordon, Scotland in 2011.

●	The European Union (EU) has awarded funding to deploy a PowerBuoy off the coast of northern Spain. We commenced work under the EU grant in fiscal year 2012.

●	The DOE and the UK Government’s Technology Strategy Board to help fund the scale-up of the power output per PowerBuoy.

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

Our Market

The World Energy Council has stated that wave energy has the potential to produce around 2,000 terawatt hours of electricity a year, or enough power to meet 10% of the world’s current energy needs. Global demand for electric power is expected to increase from 19.1 trillion kilowatt hours in 2008 to 35.2 trillion kilowatt hours by 2035 according to Energy Information Administration’s Outlook 2011.

According to an April 2013 report from Bloomberg New Energy Finance, annual spending on clean energy projects that do not contribute to greenhouse-gas pollution may rise to $630 billion by 2030 from $190 billion in 2012. There are a variety of factors contributing to the increasing development of renewable energy systems that capture energy from replenishable natural resources, including ocean waves, tides, flowing water, wind and sunlight, and convert it into electricity. These factors include:

●

 Rising cost of fossil fuels. Although subject to short-term fluctuations, the cost of fossil fuel used to generate electricity has been generally rising and is likely to continue to rise in the future.

●

Dependence on energy from foreign sources. Many countries, including the United States, Japan and much of Europe, depend on foreign resources for a majority of their domestic energy needs. Concerns over political and economic instability in some of the leading fossil fuel producing regions of the world are encouraging consuming countries to diversify their sources of energy.

●

Environmental concerns. Environmental concerns regarding the contamination, pollution and by-products from fossil fuels have led many countries and several US states to agree to reduce emissions of carbon dioxide and other gases associated with the use of fossil fuels and to adopt policies promoting the development of cleaner technologies.

●

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

●

Scalability within a small site area. Due to the tremendous energy in ocean waves, wave power stations with high capacity — 50MW and above — can be installed in a relatively small area. We estimate that, upon completion of the development of our Mark 4 PowerBuoy system, we will be able to construct a wave power station that we expect would occupy less of the ocean surface than many offshore wind power stations of equivalent capacity.

●

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

●

Constant source of energy. The annual flow of waves at specific sites can be relatively constant. Based on our studies and analysis of our target sites, we believe our wave power stations will be able to produce usable electricity for approximately 90% of all hours during a year.

●

Close to population centers. The proximity of large population areas to large bodies of water means that on-shore power transmission infrastructure is often already in place and may be utilized for wave energy generation projects.

There are currently several approaches, in different stages of development, for capturing wave energy and converting it into electricity. Methods for generating electricity from wave energy can be divided into two general categories: onshore systems and offshore systems. Our PowerBuoy system is an offshore system. Offshore systems are typically located one to five miles offshore and in water depths of between 100 and 200 feet. The system can be above, on or below the ocean surface. Many offshore systems utilize a floatation device to harness wave energy. The heaving or pitching of the floatation device due to the force of the waves creates mechanical energy, which is converted into electricity by various technologies. Onshore and near shore systems are often located on a shore cliff or a breakwater, or a short distance at sea from the shore line, and typically must concentrate the wave energy first before using it to drive an electrical generator. Although maintenance costs of onshore systems may be less than those associated with offshore systems, there are a variety of disadvantages to these systems. As waves approach the shore, the energy in the waves decreases; onshore and near shore wave power stations, therefore, do not take full advantage of the amount of energy that waves in deeper water produce. In addition, there are a limited number of suitable sites for onshore and near shore systems and there are environmental and possible aesthetic issues with these wave power stations due to their size and location at or near the seashore.

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

Our Mark 3 PowerBuoy system has a maximum diameter of 36 feet near the surface, and is 135 feet long, with approximately 30 feet of the PowerBuoy system protruding above the surface of the ocean. At anticipated deployment distances, generally the system has minimal visibility from the shore.

Utility PowerBuoy System

The utility PowerBuoy system is designed to transmit electricity to shore by an underwater power cable, which would then be connected to a power grid. Our utility PowerBuoy system presently being marketed to customers, the Mark 3, drives a peak rated generator of 866 kW. The utility PowerBuoy system is designed to be positioned in water with a depth of 100 to 200 feet, which can usually be found one to five miles offshore. This depth allows the system to capture meaningful amounts of energy from the waves, since decreasing water depth depletes the energy in the waves.

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

We are also exploring the use of our utility PowerBuoy system for applications that include generating electricity for desalination of water, water treatment and natural resource processing. In these instances, the power generated by the utility PowerBuoy system would bypass the grid and be delivered directly to the point of electricity consumption for these special applications.

Status of Utility PowerBuoy System

Ocean trials of our first Mark 3 PowerBuoy were conducted in 2011. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. Our utility scale Mark 3 structure and mooring system achieved independent certification from Lloyd’s Register.

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

Our product development and engineering efforts are focused primarily on increasing energy output, reliability and scalability of the design of our utility PowerBuoy system with the goal of generating electricity from our technology at a levelized cost of energy consistent with other alternative sources of energy. Currently we are marketing our Mark 3 PowerBuoys. We have also initiated product development efforts in connection with our Mark 4 PowerBuoy that will drive a peak rated generator of 2.4 MW. Development of the Mark 4’s major subsystems is in progress, and wave tank tests of models have been performed. Assuming we are able to reach significant annual manufacturing volume levels of our Mark 4 PowerBuoy systems and increase the energy output of our PowerBuoy systems, we believe we will be able to offer a renewable electricity solution that competes with other existing renewable energy systems and, in certain cases, with existing fossil fuel systems in key markets.

If we achieve economies of scale for our Mark 3 PowerBuoy systems and improve energy conversion efficiencies, we expect them to be able to provide a renewable electricity solution that competes in certain local markets where wave energy resources are very strong, where the current retail price of electricity is relatively high, or where sufficient subsidies are available.

Autonomous PowerBuoy System

The autonomous PowerBuoy system is based on similar technology to the utility PowerBuoy system, but is designed for persistent electricity generation of relatively low amounts of continuous power for use independent of the power grid, in remote deep-ocean locations. The autonomous PowerBuoy range of products has rated continuous output from 10 watts to 350 watts, depending on the application. In addition, the Mark 3 may be utilized in an autonomous mode. Our autonomous PowerBuoy system is designed to operate anywhere in the ocean and in any depth of water.

We believe there are a variety of potential applications for this system, including homeland security, offshore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys.

Status of Autonomous PowerBuoy System

We received a contract from the US Navy to provide our PowerBuoy to the LEAP program. The LEAP program has been established to enhance the US Navy's anti-terrorism and force protection capability by providing persistent power at sea for port maritime surveillance in near coast, harbor, and offshore areas. In September 2010, the US Navy provided $2.75 million in additional funding to us for the second stage of this program. During the first stage of the LEAP program, we successfully completed delivery of the design and on-land testing of a new power take-off system for the autonomous LEAP PowerBuoy. In the second stage of the program, we built and in 2011 deployed off the coast of New Jersey a LEAP PowerBuoy structure incorporating that new power take-off system. During its deployment, the system successfully endured Hurricane Irene’s storm force waves as high as 50 feet. The ocean test of the LEAP PowerBuoy further supported the use of our technology as a persistent power source for systems requiring remote power at sea. The U.S. Department of Homeland Security has awarded to us a CRADA, which will utilize the same APB-350 Autonomous PowerBuoy as was deployed off the coast of New Jersey in 2011 under the LEAP program. In addition to the radar system payload included under the LEAP program, this next deployment of the APB-350 will include an acoustic sensor array which will expand the maritime surveillance capability.

We also have received several contracts from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this program, the Navy has conducted an ocean test of our autonomous PowerBuoy as the power source for the Navy's Deep Water Active Detection System, and we have completed work under a contract for ocean testing by the Navy of an advanced version of the autonomous PowerBuoy for the Navy's operational requirements.

Our Competitive Advantages

We believe that our technology for generating electricity from wave energy and our commercial relationships give us several potential competitive advantages in the renewable energy market.

Our PowerBuoy system uses an ocean-tested technology to generate electricity.

●

We have been conducting ocean tests for over 15 years in order to demonstrate the viability of our technology. We initiated our first ocean installation in 1997 and have had several deployments of our systems for testing and operation since then. Our grid-connected Hawaii system was deployed from December 2009 to January 2012. During its period of operation in Hawaii, our 40kW-rated PowerBuoy produced power consistent with our predictive models for the incoming wave conditions. Ocean trials of our first Mark 3 PowerBuoy were conducted in 2011. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. The 2011 ocean test of the LEAP PowerBuoy further supported the use of our technology as a persistent power source for systems requiring remote power at sea. Our PowerBuoy systems have endured hurricanes, winter storms and tsunami-driven waves while installed in the ocean.

●	In 2011, the DOE assessed our Mark 3 PowerBuoy as the highest-rated wave energy system for commercial readiness (Technology Readiness Level 7-8).

Our PowerBuoy system's grid connection has been certified and one of our PowerBuoys has been successfully connected to a grid.

●

In July 2007, we announced that our PowerBuoy grid connection system had been certified by Intertek as compliant with designated national and international standards. This qualifies our technology for integration into utility grid systems. In September 2010, our PowerBuoy, which was tested at the US Marine Corps Base in Hawaii, became the first-ever grid-connected wave energy device in the United States.

Our PowerBuoy system design is efficient in harnessing wave energy.

●

Our PowerBuoy system is designed to efficiently convert wave energy into electricity by using onboard sensors to detect actual wave conditions and then to automatically adjust, or "tune," the performance of the generator using our proprietary electrical and electronics-based control systems in response to that information.

●

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

●

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

●

Our recent projects with PNGC Power, the DOE, the US Navy, Lockheed Martin, Mitsui Engineering and Shipbuilding, the EU, and the UK Government’s Technology Strategy Board, provide us with an initial opportunity to sell our wave power stations for utility applications. By collaborating with leaders in renewable energy development, we believe we are able to accelerate both our in-house knowledge of the utility power generation market and our reputation as a credible renewable energy equipment supplier. If these projects are successful, we intend to leverage our experiences with our projects to add wave power stations, new customers and complementary revenue streams from operations and maintenance contracts.

●

Our relationship with the US Navy has allowed us to refine our PowerBuoy system while simultaneously preparing for commercial deployment to address a particular customer need. We believe that the successful deployment of our PowerBuoy system for the US Navy has enhanced our market visibility.

Our systems are environmentally benign and aesthetically non-intrusive.

●

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

●

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

Customers/Projects

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	2013	2012	2011

US Department of Energy	51%	32%	28%
US Navy	3%	29%	52%
UK Government's Technology Strategy Board	3%	20%	14%
EU (WavePort project)	17%	13%	-
Mitsui Engineering & Shipbuilding	20%	3%	3%

These revenues were largely for the support of our product development efforts. Our goal in the future is that an increased portion of our revenues be from the sale of products and maintenance services, as compared to revenue to support our product development efforts.

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

Australia

In December 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (Leighton) for the development of wave power projects off the east and south coasts of Australia. In 2009, Leighton formed Victorian Wave Partners Pty. Ltd. (VWP), a special purpose company for the development of a 19MW (62.5 MW peak generator rating) wave power project off the coast of Victoria, Australia. In November 2009, we announced that VWP was awarded an A$66.5 million (approximately US$62 million) grant from the Federal Government of Australia for the wave power project. The grant is subject to certain terms, including development and funding milestones, which require significant additional funding to enable the receipt of the grant funds and the completion of the project.

In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd acquired 100% ownership of Victorian Wave Partners from Leighton.

In July 2012, we entered into a teaming agreement with Lockheed Martin with the goal of developing the VWP wave energy project in Australia. In order to expedite development of this project, Lockheed Martin plans to assist us with PowerBuoy design and manufacturability, lead the production and system integration of the wave energy converters, and support overall program management. We are assessing various financing opportunities for the project as well as potential power purchase agreements with local industry and utilities.

We are in discussion with the Commonwealth agency that is managing the grant, Australian Renewable Energy Agency, regarding variations to the grant’s funding deed proposed by us and progress toward funding milestones. We have engaged a financial advisor to assist with the negotiations pertaining to power purchase agreements and for financing of Stage 1 of this planned three-stage project.

Japan

In the fiscal year ended April 30, 2013 we worked with Mitsui Engineering & Shipbuilding under a contract worth ¥70 million (approximately US$0.7 million). This contract funded additional work to enhance our PowerBuoy technology for Japanese sea conditions. We analyzed methods to maximize buoy power capture as well as modeling and wave tank testing. We and Mitsui Engineering & Shipbuilding also evaluated novel mooring strategies. In fiscal year 2014, we expect a decision to be made on the next steps toward ocean trials of a demonstration PowerBuoy off the coast of Japan. This initial buoy would provide the basis for a potential build-out of a commercial-scale wave power station in Japan.

Reedsport, Oregon Project

Our plan has been to deploy a single, non-grid connected Mark 3 PowerBuoy off the coast of Reedsport, Oregon. This PowerBuoy was to be the first PowerBuoy in a prospective build out of a 1.5 megawatt grid-connected wave power station for 10 PowerBuoys at that location.

We received a License from the Federal Energy Regulatory Commission (FERC) in August 2012 which authorized installation and operation of a grid connected wave energy array. The License was the culmination of negotiation and collaboration between us and stakeholders which resulted in the execution of a comprehensive settlement agreement among us and 13 federal and state agencies and non-governmental agencies in July 2010 (“Settlement Agreement”). This first-ever wave energy settlement agreement was reached after extensive technical, policy, and legal discussions regarding appropriate prevention, mitigation and enhancement measures, and study requirements. It covers a broad array of resource areas including aquatic resources, water quality, recreation, public safety, crabbing and fishing, terrestrial resources and cultural resources. The Settlement Agreement includes an Adaptive Management Plan to identify and implement environmental studies that may be required, and to provide a blueprint for the application of this new information as the wave power station develops. In negotiating the Settlement Agreement, we anticipated that we would deploy a single, non-grid connected buoy prior to obtaining the FERC License and subject to separate approvals from the US Army Corp of Engineers, National Marine Fisheries Service, Oregon Department of State Lands and others to ensure the legal and safe deployment and operation of the buoy. This buoy was not deployed prior to FERC’s issuance of the License nor immediately thereafter as had been planned.

FERC staff informed us in February 2013 of their view that the License’s various planning, reporting and other pre- and post-deployment requirements may extend to this first, non-grid connected buoy. In May 2013, we filed a Motion for Extensions to Comply with License Requirements with FERC. This motion sought to move those various requirements into the future, aligning them with deployment of the full array of 10 PowerBuoys, so that they would not apply to the first non-grid connected buoy. In June 2013, FERC issued an order extending certain requirements for one year rather than aligning those requirements with the 10-buoy array as requested. By separate letter, we were informed by the FERC staff that the agency’s position remains that the License’s various requirements extend to the deployment of this initial buoy, and that we may request an amendment of its License seeking to modify various requirements. Pending ultimate resolution of this matter, we may be required to submit certain reports and perform additional studies associated with the first buoy. This process will require significant delay of the deployment of the first PowerBuoy, as well as impose additional costs on us. We continue to evaluate various options in response to the FERC staff’s position; however, absent a successful request by us either challenging FERC’s jurisdiction or seeking to modify the License to alleviate some or all of these new requirements, we will have to comply with the current License in the first buoy deployment.

We intend to seek additional funding specific to this project for deployment of this PowerBuoy in view of costs associated with regulatory issues and weather delays. Deployment of this initial buoy will depend on resolution of these financial and regulatory issues, and such deployment is expected to be delayed beyond calendar 2013.

Previous milestones in connection with this project include the following:

●

In August 2007, we announced the award of a $0.5 million contract from PNGC Power, providing funding toward the fabrication and installation of a Mark 3 PowerBuoy system for the Reedsport project. In October 2008, we received a $2.0 million award from the DOE in support of the project. This DOE grant was used to help fund the fabrication and factory testing of the first PowerBuoy to be installed at the Reedsport site. This was the first award for the building of ocean wave energy systems by the DOE. In September 2010, we announced the award of another grant for the Reedsport project from the DOE of $2.4 million. The scope of this award is final assembly, deployment and ocean trials of the first PowerBuoy.

●

In September 2011, we announced our collaboration with Lockheed Martin in connection with our proposed commercial-scale wave power generation project at Reedsport. Under this collaboration, Lockheed Martin is providing design, manufacturing, system integration and supply chain management expertise to enhance our PowerBuoy technology.

Mark 4 PowerBuoy

In April 2010, we received a $1.5 million award from the DOE for the development of our next generation Mark 4 PowerBuoy wave power system. In the fiscal year ended April 30, 2011, we received awards of an additional $4.7 million for development of the Mark 4, $2.4 million from the DOE and $2.3 million from the UK Government’s Technology Strategy Board. We are using proceeds from these grants to help fund the scale-up of the power output per PowerBuoy. In addition, the technology development effort will focus on increasing the power extraction efficiency and reliability. Further design of the Mark 4 PowerBuoy and major subsystems are in progress, and wave tank tests of the models have been performed.

US Navy:

LEAP – APB-350

In September 2009, we received $2.4 million from the US Navy for the first stage of a contract to provide our PowerBuoy to the Navy's LEAP program. In September 2010, the US Navy awarded $2.75 million in additional funding to us for the second stage of this program. The LEAP program is being developed to enhance the US Navy's anti-terrorism and force protection capability by providing persistent power at sea for port maritime surveillance in the near coast, harbor, piers and offshore areas. During the first stage of the LEAP program, we successfully completed delivery of the design and on-land testing of a new power take-off system for the autonomous LEAP PowerBuoy. In the second stage of the program, we built and deployed a LEAP PowerBuoy structure, incorporating that new power take-off system. The LEAP system was deployed in 2011 by a US Coast Guard vessel and was ocean-tested approximately 20 miles off the coast of New Jersey. It was integrated with the Rutgers University-operated land-based radar network that provides ocean current mapping data for the National Oceanographic and Atmospheric Administration (NOAA) and US Coast Guard search and rescue operations. The ocean test of the LEAP vessel detection system demonstrated dual-use capability of the radar network and helped to verify our technology as a persistent power source for systems requiring remote power at sea. The LEAP PowerBuoy continued to operate during Hurricane Irene. We were awarded by the U.S. Department of Homeland Security a Cooperative Research and Development Agreement, or CRADA, which will utilize the same APB-350 Autonomous PowerBuoy as was deployed off the coast of New Jersey in 2011 under the LEAP program.

Scotland Project

In 2007, we received a $1.8 million contract from the Scottish Executive toward the construction and testing of a Mark 3 grid-connected PowerBuoy system. Ocean trials of that PowerBuoy were conducted in 2011. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. Our utility scale Mark 3 structure and mooring system has achieved independent certification from Lloyd’s Register. This certification from Lloyd’s Register confirms that the Mark 3 design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

We are seeking a customer for the commercial utilization of the buoy, including its deployment at various potential sites.

Spain:

WavePort Project

In March 2010, we announced the award of €2.2 million under the European Commission's Seventh Framework Programme (FP7) by the European Commission's Directorate responsible for new and renewable sources of energy, energy efficiency and innovation. This grant is part of a total award of €4.5 million to a consortium of companies, including us, to deliver a PowerBuoy wave energy device under a project entitled WavePort, with an innovative wave prediction capability and a "wave-by-wave" tuning system. It is anticipated that the PowerBuoy will be deployed at a site on the north coast of Spain. We commenced work under this grant in fiscal 2012.

During fiscal 2013, OPT completed testing of the innovative modular power take-off system for the PowerBuoy. This work demonstrated improved efficiencies of the system. In addition, construction of various parts of the PowerBuoy was completed. It is anticipated that the PowerBuoy will be deployed at a site off the north coast of Spain, along with other components of the project to be provided by members of the consortium.

2006 Spain Project

In July 2006, after exploratory studies were conducted, Iberdrola Energias Marinas de Cantabria, S.A., or Iberdrola Cantabria, was formed for the purpose of constructing and operating a wave power station off the coast of Santoña, Spain. Iberdrola Energias Renovables II, S.A. (Iberdrola Energias), an affiliate of Iberdrola, is the largest shareholder of Iberdrola Cantabria. Minority shareholders include us, Sociedad para el Desarrollo Regional de Cantabria, S.A., or SODERCAN, which is the industrial development agency of the Spanish region of Cantabria, Total Eolica, an affiliate of Total S.A., and Instituto para la Diversificacion y Ahorro de la Energia, S.A. (IDAE), a Spanish government agency dedicated to energy conservation and diversification efforts. Funding is shared among the shareholders based on agreed-upon percentages that reflect the parties' anticipated ownership interest in the wave power station. We own 10% of Iberdrola Cantabria.

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station with our customer, Iberdrola Cantabria (2006 Spain Construction Agreement). In January 2007, the parties entered into a corresponding operations and maintenance agreement. Under the construction agreement, we agreed to manufacture and deploy one 40kW rated PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional Mark 3 PowerBuoy systems by December 31, 2009. The terms of the construction of the nine additional PowerBuoy units and the installation of the underwater transmission cable and underwater substation pod were not covered by the construction agreement and were to be separately agreed upon.

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

Backlog

 At April 30, 2013, our total negotiated backlog was $3.8 million compared with $6.8 million at April 30, 2012. We anticipate that the majority of our backlog will be recognized as revenue over a period exceeding 12 months. The decrease in backlog is a result of revenue recognized during the period offset by new orders during fiscal 2013 of $0.8 million and changes in foreign currency of $0.2 million. New orders during fiscal 2013 included an approximately $0.7 million contract from Mitsui Shipbuilding & Engineering to further work towards development of the Company’s PowerBuoy technology for application in Japanese sea conditions. A portion of our backlog at April 30, 2013, is for our Oregon project, and we intend to seek additional funding to enable completion of this project. Most of our backlog at April 30, 2013 and 2012 consisted of cost-sharing contracts as described in the Financial Operations Overview section of the Management’s Discussion and Analysis included elsewhere in this Annual Report. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy (DOE) for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $3.8 million and $4.8 million at April 30, 2013 and 2012, respectively.

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

Our Business Strategy

Our business goals are to strengthen our leadership in developing wave energy technologies and to achieve commercial status for our utility and autonomous product lines. In order to achieve these goals, we are pursuing the following business strategies:

●

Continue to increase PowerBuoy system output.  Our product development and engineering efforts are focused on increasing the energy output of the design of our PowerBuoy systems, with the goal of generating electricity from our technology at a levelized cost of energy competitive with that of other alternative sources of energy. If we increase the size of a PowerBuoy system or increase its energy conversion efficiency, we expect to be able to increase the amount of wave energy the system can capture and increase the output of the system. We believe that by increasing system output of the individual PowerBuoy, and also by increasing volume production of the PowerBuoys, we will be able to decrease the cost per megawatt of our PowerBuoy system and the cost per megawatt hour of the energy generated.

●

Sell turn-key power stations and operating and maintenance contracts. Our fundamental business plan for the utility market sector is to sell turn-key power stations, rather than to take on the capital requirements of building and owning power stations and selling the energy generated. In addition, in order to create recurring revenue streams, we seek to sell operating and maintenance (O&M) contracts over the life-cycle of the plants.

●

Expand revenue streams from our autonomous PowerBuoy system.  The autonomous PowerBuoy system addresses specific power generation needs of customers requiring off-grid electricity generation in remote locations in the open ocean. Since our autonomous PowerBuoy systems are well suited for many of these uses, we do not expect that they will require subsidies or other price incentives for commercial acceptance. We believe there are a variety of potential applications for this system, including homeland security, offshore oil and gas platforms, and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys. We have entered into contracts with the US Navy for the testing of our autonomous PowerBuoy in connection with a unique program for ocean data gathering, as well as for the LEAP program for homeland security. The U.S. Department of Homeland Security has awarded to us a CRADA, which will utilize the same APB-350 Autonomous PowerBuoy as was deployed off the coast of New Jersey in 2011 under the LEAP program.

●

Outsource most of the plant construction and deployment. We outsource all metal fabrication, anchoring, mooring, cabling supply and deployment in order to minimize our capital requirements as we scale up production volumes. The high value-added "smart part" of the system is assembled and tested at our facilities and shipped to project sites for integration into the PowerBuoys.

●

Concentrate sales and marketing efforts on four geographic markets. We are currently focusing our sales and marketing efforts on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. We believe that each of these areas represents a strong potential market for our utility and autonomous PowerBuoys because they combine appropriate wave conditions, political and economic stability, large population centers, high levels of industrialization and significant and increasing electricity requirements.

●

Leverage customer relationships to enhance the commercial acceptance of our PowerBuoy systems. We believe that the work we have performed for the US Navy, including our grid-connected project at the US Marine Corps base in Oahu, Hawaii and our APB-350 autonomous PowerBuoy under the LEAP program, may serve as the prototype for similar projects for the US Government and at other international sites. Further, we believe that our work with Mitsui Engineering and Shipbuilding will enhance our core PowerBuoy technology. We intend to build on these existing commercial relationships both by expanding the number and size of projects we have with our current customers and by entering into new alliances and commercial relationships with other utilities, independent power producers and governmental agencies.

●

Maximize customer funding of technology development.  We actively seek to obtain external funding for the development of our technology, including cost-sharing obligations under some of our customer contracts. In April 2010, we were awarded $1.5 million from the US Department of Energy for the development of our Mark 4 product. In fiscal year 2011, we were awarded an additional $2.4 million from the DOE and $2.3 million from the UK Government’s Technology Strategy Board for Mark 4 development.

●

Expand our partnerships in key market areas.  We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and core competences. We have formed such partnerships more recently with Lockheed Martin in the US and Australia, and with Mitsui Engineering and Shipbuilding in Japan.

Marketing and Sales

We are developing our sales capabilities and have begun commercial marketing and selling of our PowerBuoy systems. Because our products use a new technology, the decision process of a customer requires us to make substantial educational efforts.

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

In 2012, we established a new business unit to assess, target and develop opportunities in the potential markets for our autonomous PowerBuoys.

Utility PowerBuoy System Marketing

We plan to market our utility PowerBuoy systems to utilities and independent power producers interested in adding electricity generated from renewable sources to their existing electricity supply. In addition, we are exploring the use of our utility PowerBuoy systems for applications that include desalination of water, water treatment and natural resource processing. In these instances, the power generated by the utility PowerBuoy system would bypass the grid and be delivered directly to the point of electricity consumption for these special applications.

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

Autonomous PowerBuoy System Marketing

There are a variety of potential customers, such as companies within the offshore oil and gas industry, the US Department of Homeland Security and US Department of Defense, and similar governmental agencies in other countries that have specific needs for off-grid power generation that can be supplied by our autonomous PowerBuoy system. Potential applications for off-grid power supply include homeland security, offshore oil and gas platforms, and ocean-based communication and data gathering such as for tsunami warnings.

Manufacturing and Deployment

Manufacturing and Raw Materials

We engage in two types of manufacturing activities: the manufacturing of the high value-added components, or "smart part" power take-off modules, for systems control, power generation and power conversion for each PowerBuoy system, and the contracting to outside companies for the fabrication of the buoy-like structure, anchoring and mooring, and cabling.

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

Each step in the deployment process for our existing and currently planned deployments is outsourced to subcontractors located near the project site. First the mooring system, consisting of floats, anchors and chains, is brought to the wave power station's ultimate ocean location by workboats or barges. At the same time, the cable to transmit the generated electricity is laid by a subcontractor. Next, the PowerBuoy system is towed to the ocean location and fixed to the mooring system. The PowerBuoy system is then connected to the USP, which in turn is connected to the grid or the distributed power site. At this point, the fully assembled PowerBuoy would be ready for final testing and operation. An array of PowerBuoys would be installed using a similar approach, but would add the deployment of the USP to serve as an aggregator for the energy output of multiple PowerBuoys.

We expect that the subcontractor services required for deployment of a wave power station will be readily available in the locations where we currently plan to deploy our systems, although we are dependent on third parties for the entire process. We actively manage each step with personnel who have significant project management and deployment experience.

Research and Development

Our research and development team consists of employees with a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We engage in extensive research and development efforts to improve PowerBuoy efficiency, reliability and power output and to reduce manufacturing cost and complexity. Our research and development efforts are currently focused on increasing the output and reliability of our utility PowerBuoy system including the Mark 3 PowerBuoy system and to our research and development of new products, product applications and complementary technologies. We are also conducting research on improvements to our current technology.

Research and development expenses are reflected on our consolidated statements of operations as product development costs. Research and development expenses were $7.3 million for fiscal 2013 and $8.3 million for fiscal 2012.

We are currently working on the design for our Mark 4 PowerBuoy. The key to increasing the energy output of the PowerBuoy system is to increase the system's efficiency as well as its wave energy capture diameter. If we increase the size and efficiency of the wave capture portion of the PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. For example, if we double the float's diameter, we will approximately quadruple its power capacity. We believe that we will be able to further increase the output capacity of the PowerBuoy system using technology that we are developing, as well as our work on design, manufacture, testing and deployment of the higher capacity systems. We are exploring design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and safely without damage. For example, our complete 40kW-rated PowerBuoy systems are transported to the onshore deployment sites using standard flatbed trucks; however, the fully-assembled Mark 3 PowerBuoy systems are too large for these trucks and need to be transported in modules and assembled on-site. In addition, we will need to adjust the mooring system to account for the larger-sized PowerBuoy systems.

We also plan to continue our technology development of specific applications for our PowerBuoy systems to expand our growth opportunities. For example, we are exploring applications that would allow our PowerBuoys to provide power for desalination of water, water treatment and natural resource processing.

It is our intent to fund the majority of our research and development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses.

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

As of April 30, 2013, we owned a total of 52 issued United States patents and 16 United States patent applications. We have pending foreign counterparts to 23 of our issued patents and 13 of our pending non-provisional patent applications.

Our patent portfolio includes patents and patent applications with claims directed to:

●	system design;

●	control systems;

●	power conversion;

●	anchoring and mooring; and

●	wave farm architecture.

The expiration dates for our issued United States patents range from 2013 to 2028. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with US federal government funding are subject to certain government rights as described in "Risk Factors — Risks Related to Intellectual Property."

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

Although the market for equipment that generates electricity from wave energy is in its early stage of commercial development, there are a number of private companies, some with institutional funding, developing technologies to generate electricity from wave energy, and we compete or will compete with them. We believe there are over 75 companies worldwide developing wave energy technologies. Many of these companies are located in the United Kingdom, continental Europe, the United States and Australia, and most are focused on offshore systems. Only a few of these companies, like ourselves, have conducted long-term ocean testing of their systems, which is the critical factor in proving the survivability and performance of any wave energy system.

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

Government Regulation

The electric power industry is subject to extensive regulation, which varies by jurisdiction. For example, the electricity industry in the United States is governed by both federal and state laws and regulations, with the federal government having jurisdiction over the sale and transmission of electricity at the wholesale level in interstate commerce, and the states having jurisdiction over the sale and distribution of electricity at the retail level. The electricity industry in the EU is primarily governed by national law, but a number of EU-level regulations impose obligations on member states, notably with respect to the liberalization of the electricity markets.

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

Sale and Transmission of Electricity

The US government regulates the electricity wholesale and transmission business through FERC. FERC regulates the rates and terms for sales of electricity at the wholesale level, and the organization, governance and financing of the companies engaged in electricity sales. As a result, FERC regulates the rates charged for sales of electric power from a wave power station into the wholesale market, although it is possible to obtain an exemption from FERC that would allow those sales to occur at market-based rates. FERC also regulates the construction, operation and maintenance of any dam, water conduit, reservoir or powerhouse along or in any of the navigable waters of the United States for the purpose of generating electric power. As a result, the construction and operation of a wave power station in the United States requires the issuance of a license by FERC. In July 2007, we filed a Pre-Application Document and Notice of Intent with FERC for the Reedsport project, which provides notice of our intent to seek a license for the Reedsport power station and information regarding the project. In February 2010, we filed with FERC a full application to build, deploy and connect to the grid a 10-PowerBuoy array (1.5MW). In March 2011, FERC granted us a second preliminary permit to continue to evaluate the feasibility of the Reedsport project. We believe these filings were the first Pre-Application Document, Notice of Intent, and full License Application filed by a wave power company. We received the License from FERC in August 2012 which authorizes installation and operation of a grid connected wave energy array and cable at Reedsport, Oregon. The sale and transmission of electricity outside the US is also subject to governmental rules and regulations.

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

In 2008, the US enacted the Energy Improvement and Extension Act of 2008, which enables owners of wave power projects in the US to receive federal tax credits, thereby improving the long-term economics of wave power as a renewable energy source. The Act expands the definition of qualifying facilities for the Production Tax Credit (PTC) to include those that generate power from marine renewables (including wave and tidal sources). As a result, the PTC is now available for electricity produced and generated after October 3, 2008 from marine renewable energy facilities with a "nameplate capacity" of at least 150kW, and that are placed in service anytime between October 3, 2008 and December 31, 2013. The credit rate for marine renewables is $0.01 per kilowatt hour, and the duration of the credit will be ten years after the facility is placed in service. The PTC legislation is scheduled to expire at the end of 2013.

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

The UK Department of Energy and Climate Change is examining measures for the support of the renewable energy market.  In 2011, the UK Government announced new policies on Electricity Market Reform (EMR) which included, among other measures, a floor price for carbon for electricity generators. Additionally, it is anticipated that specific funding will be made available for both capital and revenue support for marine energy (wave and tidal stream) projects.  In 2017, the existing ROC regime for revenue support will be replaced by a feed-in-tariff system based on a Contract for Difference mechanism, which will ensure a fixed revenue for renewable generators, regardless of the market price for “brown” power.  Consultation on the exact structure of the mechanism is ongoing at this time.

In 2011, the Australian Government passed a Carbon Tax Law, which set the initial carbon price at A$23 per ton. Revenue from this tax will fund A$10 billion to invest in renewable energy, low pollution and energy efficiency technologies, A$3.2 billion to support R&D, demonstration and commercialization of renewable energy and A$200 million to support business development of clean technologies. Other similar programs are currently in place in Australia, but are subject to amendment with possible changes in Government leadership.

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

Employees

As of April 30, 2013, we had 34 full-time employees. Of these employees, 28 are located in Pennington, New Jersey and 6 are located in Warwick, UK. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Product Insurance

We currently have a property and liability insurance policy underwritten by Lloyd's Underwriters that covers the deployment and storage of our PowerBuoy systems.

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

Risks Relating to Our Business

We may not be able to raise sufficient capital to continue to operate our business.

We have incurred negative operating cash flows since our inception. We will require additional equity and/or debt financing. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impaired. We do not know whether we will be able to secure additional funding or funding on terms favorable to us. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make additional funding unavailable, or the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, our existing stockholders would experience dilution or may be subordinated to any rights, preferences or privileges granted to the new equity holders.

During the fourth quarter of fiscal 2013, we filed a shelf registration statement on Form S-3 in order to allow us to access the capital markets. More recently, we have entered into an At the Market Offering Agreement, or ATM Agreement, with Ascendiant Capital Markets, LLC (“Ascendiant”). Under the ATM Agreement, we may sell and issue from time to time, through Ascendiant as sales agent and/or principal, shares of common stock at prevailing market prices in ordinary brokerage transactions. The sale of common stock pursuant to the ATM Agreement, or of other equity or convertible securities, would be dilutive to our stockholders. If additional funds are raised through the issuance of preferred stock or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and commercialization efforts, which could adversely affect our financial condition, operating results and the market value of our common stock.

If we are unable to obtain financing to meet the requirements of government or other grants, we may be unable to continue the development of our business.

Certain of our current projects depend on government grants to fund research and development, testing and deployment of our PowerBuoy systems. Our receipt of funds under these government grants is frequently conditioned on our obtaining other financing as a prerequisite to receiving all or portions of funds under the grant. For example, our VWP project in Australia has received a grant of A$66.5 million from the Australian government, but receipt of funds under this grant is contingent on the ability to raise significant external funds. If we are unable to secure sufficient external funding on a timely basis, a granting agency could determine to withdraw the grant, change the terms of the grant in ways that make the project less attractive for us, or require us to self-fund the project. We may be unable or unwilling to self-fund a project now or in the future, so our projects are subject to the risk of substantial delay or abandonment based on the availability of external funding. Our inability to obtain grants, or to meet funding or performance milestones related to grants we obtain, could jeopardize the particular project and could damage our reputation and our relations with our commercial partners, any of which could adversely affect our financial condition and results of operations.

We have a history of operating losses and may never achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $14.7 million in fiscal 2013 and $15.1 million in fiscal 2012. As of April 30, 2013, we had an accumulated deficit of $140.7 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to have a net decrease in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

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

Our future success in the utility power markets depends on our ability to increase the energy output of our utility PowerBuoy system. If we are unable to increase the energy output of our utility PowerBuoy system, the commercial prospects for our utility PowerBuoy system would be adversely affected.

One of our goals is to increase the energy output of our utility PowerBuoy system. Our success in meeting this objective depends on our ability to significantly increase the energy output of our PowerBuoy system in a cost-effective and timely manner and our ability to overcome the engineering and deployment hurdles that we face, including developing design and construction techniques that will enable the larger PowerBuoy systems to be deployed cost effectively and without damage, and designing the mooring system to account for the larger-sized PowerBuoy systems. We have experienced problems and delays in the development and deployment of our PowerBuoy system in the past, and could experience similar delays or other difficulties in the future. If we cannot increase the energy output of the utility PowerBuoy system, or if it takes us longer to do so than we anticipate, we may be unable to expand our utility business, maintain our competitive position, satisfy our contractual obligations or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations will be adversely affected.

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

Wave energy technology is at an early stage of development, and the extent to which wave energy power generation will be commercially viable is uncertain. Many factors may affect the commercial acceptance of wave energy technology, including the following:

●	performance, reliability and cost-effectiveness of wave energy technology compared to conventional and other renewable energy sources and products;

●	developments relating to other renewable energy generation technologies;

●

fluctuations in economic and market conditions that affect the cost or viability of conventional and renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

●	overall growth in the renewable energy equipment market;

●	availability and terms of government subsidies and incentives to support the development of renewable energy sources, including wave energy;

●	fluctuations in capital expenditures by utilities and independent power producers, which tend to decrease when the economy slows and interest rates increase; and

●	the development of new and profitable applications requiring the type of remote electric power provided by our autonomous wave energy systems.

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

Federal, state and local governmental bodies in many countries, including the United Kingdom, Australia, Japan and the United States, have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates. Moreover, because the market for electricity generated from wave energy is at an early stage of development, some of the programs may not include wave energy as a renewable energy source eligible for the incentives and subsidies.

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

Our product development costs primarily relate to our efforts to increase the output, durability and commercial scalability of our utility PowerBuoy system. Our product development costs were $7.3 million in fiscal 2013 and $8.3 million in fiscal 2012. It is our intent to fund the majority of our research and development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses.

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

We began developing and testing wave energy technology over 15 years ago. However, to date we have only manufactured 15 PowerBuoy systems for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy system had been from December 2009 to January 2012. As a result, our PowerBuoy systems do not have a sufficient operating history to confirm how they will perform over their estimated 20 to 25-year useful life. Our technology has not yet demonstrated that our engineering and test results can be duplicated in volume commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy system. If our PowerBuoy system ultimately proves ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoy systems perform below expectations, we could lose customers and face substantial repair and replacement expense which could in turn adversely affect our business, financial condition and results of operations.

We have not yet deployed a wave power station consisting of an array of two or more PowerBuoy systems in a single geographic location. If we are unable to successfully deploy a multiple-system wave power station, our revenues may not increase, and we may be unable to achieve and then maintain profitability.

We have not yet deployed a wave power station consisting of an array of two or more PowerBuoy systems. Our planned VWP project in Australia contemplates deploying an array of multiple PowerBuoys in one geographic location. Whether we are able to do so, in Australia or elsewhere, is contingent upon, among other things, receipt of required governmental permits, obtaining adequate financing, successful array design implementation and, finally, successful deployment and connection of the PowerBuoy systems.

We have not yet conducted ocean testing or otherwise installed in the ocean a multiple-system wave power station. In particular, unlike single-system wave power stations, multiple-system wave power stations require the use of an underwater substation to connect the power transmission cables from, and collect the electricity generated by, each PowerBuoy system in the array. We have not yet deployed an underwater substation connected to multiple PowerBuoys. If our underwater substation does not work as we anticipate, we would need to design an alternative system, which could delay our business plans. In addition, unanticipated issues may arise with the logistics and mechanics of deploying and maintaining multiple PowerBuoy systems at a single site and the additional equipment associated with these multiple-system wave power stations.

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

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls are not adequate to support our projected future growth. As such growth is realized, we may add sales, marketing and engineering offices in additional locations, which may include Australia, Japan, and continental Europe.

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

The DOE accounted for 51% of our revenues and the US Navy accounted for 3% of our revenues during fiscal 2013. In fiscal 2012, revenues from the DOE accounted for 32% of our total revenues and the US Navy accounted for 29% of our revenues. In order to receive future funding from the DOE or US Navy, we would be required to enter into additional contracts with the DOE or US Navy, which would require appropriation by the US Congress and other government agencies. Additional funding for projects may not be approved or we may not be able to negotiate future agreements on acceptable terms, if at all.

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

Historically, we have relied on a small group of customers for substantially all of our revenue, and such concentration will continue for the foreseeable future. A customer’s payment default, or the loss of a customer as a result of competition, creditworthiness, our failure to perform, our inability to negotiate extensions or replacements of contracts or otherwise could adversely affect our business, financial condition and results of operations.

Our relationships with our alliance partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into development agreements and strategic alliances with regional utilities and energy and other companies committed to providing electricity from renewable energy sources. If we are unable to reach agreements with suitable alliance partners, we may fail to meet our business objectives for the commercialization of our PowerBuoy system. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. For example, in connection with our Victoria, Australia project, a grant from the Commonwealth of Australia is conditional upon our receipt of significant additional funds. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our PowerBuoy systems to these companies and their affiliates and customers in the future, or growth opportunities may not materialize, any of which could adversely affect our business, financial condition and results of operations.

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

We derive a significant portion of our revenue from US federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2013 and fiscal 2012, we derived 54% and 61%, respectively, of our total revenue from contracts with the DOE and US Navy.

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

We market and plan to market our products in a number of foreign countries, including the United Kingdom, Spain, Australia and Japan, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the United States accounted for 41% of our revenues in fiscal 2013 and 36% of our revenues in fiscal 2012. Risks inherent in international operations include, but are not limited to, the following:

●	changes in general economic and political conditions in the countries in which we operate;

●	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our PowerBuoy systems and make us less competitive in some countries;

●

fluctuations in exchange rates may affect demand for our PowerBuoy systems and may adversely affect our profitability in US dollars to the extent the price of our PowerBuoy systems and cost of raw materials and labor are denominated in a foreign currency;

●	difficulty with staffing and managing widespread operations;

●	complexity of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our PowerBuoy systems;

●	inability to obtain, maintain or enforce intellectual property rights; and

●	difficulty in enforcing agreements in foreign legal systems.

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and our past results should not be relied on as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this "Risk Factors" section, including the following factors, may adversely affect our business, financial condition and results of operations:

●	delays in permitting or acquiring necessary regulatory consents;

●	delays in the timing of contract awards and determinations of work scope;

●	delays in funding for or deployment of wave energy projects;

●

changes in cost estimates relating to wave energy project completion, which under percentage-of-completion accounting principles could lead to significant fluctuations in revenue or to changes in the timing of our recognition of revenue from those projects;

●

delays in meeting specified contractual milestones or other performance criteria under project contracts or in completing project contracts that could delay the recognition of revenue that would otherwise be earned;

●	reductions in the availability or level of subsidies and incentives for renewable energy sources;

●	decisions made by parties with whom we have commercial relationships not to proceed with anticipated projects;

●	increases in the length of our sales cycle; and

●	reductions in the efficiency of our manufacturing processes.

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

Our success depends on the skills, experience and efforts of our senior management and other key product development, manufacturing, and sales and marketing employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees. We have entered into employment agreements with Charles Dunleavy, our chairman and chief executive officer, and Dr. George Taylor, our executive vice-chairman; however, the agreements permit the employees to terminate their employment with little notice. Implementation of our expansion plans will be highly dependent upon our ability to hire and retain senior executives as well as talented staff in various fields of expertise.

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

As a result of our reincorporation in Delaware in April 2007, provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

●	advance notice requirements for stockholder proposals and nominations;

●	the inability of stockholders to act by written consent or to call special meetings; and

●

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

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. For the period ended April 30, 2013, the 52-week high and low prices for our common stock were $3.97 and $1.45, respectively. The stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;

●	regulatory developments in the United States and foreign countries;

●	developments or disputes concerning patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the conventional and renewable energy industries and issuance of new or changed securities analysts' reports or recommendations;

●	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

●	the inability to meet the financial estimates of analysts who follow our common stock;

●	investor perception of our company and of the renewable energy industry; and

●	general economic, political and market conditions.

We may become the target of securities litigation, which is costly and time-consuming to defend.

In the past, companies that experience significant volatility in the market price of their publicly-traded securities have become subject to class action securities litigation.  If the market value of our securities experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

If securities or industry analysts fail to cover us, or do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business or our industry from time to time. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or release a negative report, or if our operating results do not meet analyst expectations, the price of our common stock could decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Our corporate headquarters are located in Pennington, New Jersey, where we occupy approximately 22,000 square feet under a lease expiring on April 30, 2015. We use these facilities for administration, research and development, as well as assembly and testing of the generators and control models for our PowerBuoy systems.

We also have an office in Warwick, United Kingdom, where we occupy 1,390 square feet under a lease expiring on January 1, 2014. Six employees, all members of the executive, engineering, administration and business development teams, operate out of this office, which serves as a hub for our European presence.

In the future, we may add sales, marketing and engineering offices in additional locations, which may include Australia, Japan and continental Europe and the west coast of North America.

ITEM 3.     LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock has been listed on the Nasdaq Global Market since April 24, 2007 under the symbol "OPTT." As of June 30, 2013, there were 247 holders of record for shares of our common stock. Since a portion of our common stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders.

The following table sets forth the high and the low sale prices of our common stock as quoted by the Nasdaq Global Market for the period indicated.

	Nasdaq Global Market
	High	Low
Year Ended April 30, 2013
First quarter	$3.97	$2.00
Second quarter	3.50	2.31
Third quarter	3.42	2.00
Fourth quarter	2.19	1.45
Year Ended April 30, 2012
First quarter	$5.15	$3.21
Second quarter	5.60	2.33
Third quarter	3.92	2.45
Fourth quarter	3.90	2.60

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities or purchases of equity securities by the Company that are required to be disclosed.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2013 are to the fiscal year ended April 30, 2013.

Overview

We develop and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer and continue to develop two PowerBuoy product lines, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system. We also offer operations and maintenance services for our PowerBuoy systems. In addition, we continue to develop and expect to market our undersea substation pod product and undersea power connection infrastructure services to other companies in the marine energy sector.  Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of our revenues.  These revenues were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues be from the sale of products and maintenance services, as compared to revenue to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net decrease in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

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

We were incorporated in New Jersey in April 1984, began business operations in 1994, and were re-incorporated in Delaware in 2007. We currently have three wholly-owned subsidiaries, Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC and Oregon Wave Energy Partners I, LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd (OPTA). In March 2012, OPTA acquired its 100% ownership of Victorian Wave Partners Pty. Ltd.

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation, or Lockheed Martin, in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy system as a power source for the Navy’s Deep Water Active Detection System (DWADS). In 2011, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (LEAP) program. The LEAP PowerBuoy, or APB-350, incorporates a unique power take-off and on-board storage system, and is significantly smaller and more compact than our standard utility PowerBuoy. It is designed to provide persistent, off-grid clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications. Also, in 2011, ocean trials of our first Mark 3 PowerBuoy (previously referred to as “150kW PowerBuoy” or “PB150”) were conducted. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. During the ocean trials, our Mark 3 PowerBuoy produced power in excess of our expectations of performance. Our utility scale Mark 3 PowerBuoy structure and mooring system achieved independent certification from Lloyd’s Register in December 2010. This certification confirms that the Mark 3 PowerBuoy design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

 During fiscal 2013, we continued work on projects with Mitsui Engineering & Shipbuilding and the US Department of Homeland Security, our WavePort project in Spain and our Mark 3 PowerBuoy in Oregon. We also continued to work on developing our Mark 4 PowerBuoy (previously referred to as “PB500 PowerBuoy”).

We are planning for deployment of a second Mark 3 PowerBuoy, which would be located off the coast of Oregon. However, deployment and commissioning of this PowerBuoy must take into consideration various regulatory, business, and financial factors, including requirements of regulatory agencies and a significant use of funds. The FERC staff informed us in February 2013 of their view that the License’s various planning, reporting and other pre- and post-deployment requirements may extend to this first, non-grid connected buoy. In May 2013, we filed a Motion for Extensions to Comply with License Requirements with FERC. This motion sought to move those various requirements into the future, aligning them with deployment of the full array of 10 PowerBuoys, so that they would not apply to the first non-grid connected buoy. In June 2013, FERC issued an order extending certain requirements for one year rather than aligning those requirements with the 10-buoy array as requested. By separate letter, we were informed by the FERC staff that the agency’s position remains that the License’s various requirements extend to the deployment of this initial buoy, and that we may request an amendment of its License seeking to modify various requirements. Pending ultimate resolution of this matter, we may be required to submit certain reports and perform additional studies associated with the first buoy. This process will require significant delay of the deployment of the first PowerBuoy, as well as impose additional costs on us. We continue to evaluate various options in response to the FERC staff’s position; however, absent a successful request by us either challenging FERC’s jurisdiction or seeking to modify the License to alleviate some or all of these new requirements, we will have to comply with the current License in the first buoy deployment.

OPT intends to seek additional funding specific to this project for deployment of this PowerBuoy in view of costs associated with regulatory issues and weather delays. Deployment of this initial buoy will depend on resolution of these financial and regulatory issues, and such deployment is expected to be delayed beyond calendar 2013.

Our efforts continued toward deployment of the planned 19MW (62.5MW peak generation rating) wave power project off the coast of Victoria, Australia. Funding for this project includes a grant of A$66.5 million (approximately US$62 million) awarded by the Commonwealth of Australia. The grant is subject to certain terms, including achievement of significant external funding milestones, in order to enable our receipt of the grant funds. We have engaged a financial advisor to lead efforts to structure power purchase agreements and secure appropriate financing for this project. The Board of Directors of the Australian Renewable Energy Agency, the Commonwealth agency, that manages the grant, is reviewing the status of the grant, including progress toward funding milestones and amendments to the grant as proposed by us.

 At April 30, 2013, our total negotiated backlog was $3.8 million compared with $6.8 million at April 30, 2012. We anticipate that the majority of our backlog will be recognized as revenue over a period exceeding 12 months. The decrease in backlog is a result of revenue recognized during the period offset by new orders during fiscal 2013 of $0.8 million and changes in foreign currency of $0.2 million. New orders during fiscal 2013 included an approximately $0.7 million contract from Mitsui Shipbuilding & Engineering (“MES”) to further work towards development of the Company’s PowerBuoy technology for application in Japanese sea conditions. A portion of our backlog at April 30, 2013, is for our Oregon project, and we intend to seek additional funding to enable completion of this project. Most of our backlog at April 30, 2013 and 2012 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy (DOE) for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $3.8 million and $4.8 million at April 30, 2013 and 2012, respectively.

For fiscal 2013, we generated revenues of $3.6 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $14.7 million, and for fiscal 2012, we generated revenues of $5.7 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $15.1 million. As of April 30, 2013, our accumulated deficit was $140.7 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

The continued global economic uncertainty may have a negative effect on our business, financial condition and results of operations. Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the prevailing price of electricity in many significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed to feed electricity into a local or regional power grid, depends significantly on the availability and magnitude of government incentives and subsidies for wave energy. Federal, state and local governmental bodies in many countries have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates.  The timing, scope and size of new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. We do not believe the continuing global economic uncertainty will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom, standard parts found in many regions of the world.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Most of our projects in fiscal year 2013 were under cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2013 and 2012:

	Years Ended April 30,
	($ millions)
	2013	2012

US Department of Energy	$1.8	$1.8
Mitsui Engineering & Shipbuilding	0.7	-
European Union (WavePort project)	0.6	0.8
US Navy	0.1	1.6
UK Government's Technology Strategy Board	0.1	1.1
Others	0.3	0.4
	$3.6	$5.7

The revenue decrease for fiscal 2013 reflected significant decreases in revenue from the US Navy attributable to completion of the LEAP program in 2012 and the revenue related to our Mark 4 PowerBuoy development project. The revenue decrease was partially offset by increases in revenue from our project with Mitsui Engineering & Shipbuilding and our PowerBuoy project off the coast of Oregon.

Overall, the US Navy has been our largest customer since fiscal 2002. The DOE was our largest customer in fiscal 2013 and in fiscal 2012. Combined, these two customers accounted for 54% of our revenues in fiscal 2013 and 61% of our revenues in fiscal 2012.

We currently focus our sales and marketing efforts on the west coast of North America, the west coast of Europe, Australia and the east coast of Japan. The following table shows the percentage of our revenues by geographical location of our customers for fiscal years 2013 and 2012:

	Years Ended April 30,
	2013	2012

United States	59%	64%
Europe	21%	33%
Asia and Australia	20%	3%

	100%	100%

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

We operated at a gross profit of $0.1 million in both fiscal 2013 and 2012. Most of our revenue recorded in fiscal 2013 was generated from cost-sharing contracts, which result in zero gross profit. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs primarily relate to our efforts to increase the power output and reliability of our utility PowerBuoy system, especially our Mark 4 PowerBuoy system, and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income, net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $21.7 million as of April 30, 2013 and $33.2 million as of April 30, 2012. Interest income decreased due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities.

Interest income reported in future years may decrease from fiscal 2013 as a result of a decrease in invested cash.

Foreign exchange loss

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in US dollars and our functional currency is the US dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and the British pounds sterling, the Euro, the Australian dollar and Japanese yen.

We invest our cash reserves in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $2.5 million as of April 30, 2013 and $2.8 million as of April 30, 2012, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $21.7 million as of April 30, 2013 and $33.2 million as of April 30, 2012.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pounds sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. Our international revenues for the years ended April 30, 2013 and 2012 were recorded in Euros, British pounds sterling or Japanese yen.

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

Income taxes

As of April 30, 2013, we had federal and foreign net operating loss carryforwards of $74.7 million and $20.9 million, respectively, and federal and foreign research and development tax credits of $2.1 million, which may be used to offset future taxable income. As of April 30, 2013, we had state net operating loss carryforwards of $28.6 million. If not utilized, the net operating loss carryforwards and credit carryforwards will expire at various dates through 2032. We may not achieve profitability in time to utilize the tax credit and net operating loss carryforwards in full or at all. In addition, we have determined that the future utilization of our net operating loss carryforwards is subject to limitations based upon changes in ownership including changes resulting from our initial public offering in April 2007, pursuant to regulations promulgated under the Internal Revenue Code. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $43.7 million as of April 30, 2013 and April 30, 2012.

During the years ended April 30, 2013 and 2012, we sold New Jersey State net operating losses in the amount of $18.7 million and $12.9 million, respectively, resulting in the recognition of income tax benefits of $1.5 million and $1.1 million, respectively, recorded in our Statement of Operations.

Results of Operations

This section should be read in conjunction with the discussion below under “Liquidity and Capital Resources”.

Fiscal Years Ended April 30, 2013 and 2012

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2013 and 2012:

	Fiscal Year Ended April 30, 2013		Fiscal Year Ended April 30, 2012		% Change
	Amount	As a % of Revenues (1)	Amount	As a % of Revenues (1)	2013 Period to 2012 Period
Revenues	$3,616,129	100%	$5,738,506	100%	(37)%
Cost of revenues	3,480,821	96	5,683,731	99	(39)
Gross profit	135,308	4	54,775	1	147
Operating expenses:
Product development costs	7,327,766	203	8,337,424	145	(12)
Selling, general and administrative costs	9,126,757	252	8,274,096	144	10
Total operating expenses	16,454,523	455	16,611,520	289	(1)
Operating loss	(16,319,215)	(451)	(16,556,745)	(289)	1
Interest income, net	126,377	3	418,052	7	(70)
Foreign exchange loss	(83,416)	(2)	(104,739)	(2)	20
Loss before income taxes	(16,276,254)	(450)	(16,243,432)	(283)	0
Income tax benefit	1,453,243	40	1,053,427	18	38
Net loss	(14,823,011)	(410)	(15,190,005)	(265)	2
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	141,174	—	49,503	—	185
Net loss attributable to Ocean Power Technologies, Inc	$(14,681,837)	(406)%	$(15,140,502)	(264)%	3%

(1)	Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $2.1 million in fiscal 2013, or 37%, to $3.6 million as compared to $5.7 million in fiscal 2012. The change in revenues was attributable primarily to the following factors:

•

Revenues relating to our utility PowerBuoy system decreased by $0.6 million due primarily to a decrease in billable work on our Mark 4 PowerBuoy development project and our WavePort project off the coast of Spain. This was partially offset by increases in revenue related to our project with Mitsui Engineering & Shipbuilding and our PowerBuoy project off the coast of Oregon.

•

Revenues relating to our autonomous PowerBuoy system decreased by $1.5 million as a result of a decrease in billable work on our project to provide our PowerBuoy technology to the US Navy’s LEAP program. The LEAP program has been completed in fiscal 2012.

Cost of revenues

Cost of revenues decreased by $2.2 million, or 39%, to $3.5 million in fiscal 2013, as compared to $5.7 million in fiscal 2012. This decrease in the cost of revenues reflected the decreased costs related to our Mark 4 PowerBuoy development project as well as our LEAP project with the US Navy. This was partially offset by the increased activity on our project with Mitsui Engineering & Shipbuilding and our PowerBuoy project off the coast of Oregon.

We operated at a gross profit of $0.1 million in fiscal 2013 and in fiscal 2012. Most of our projects in fiscal 2013 and 2012 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $1.0 million, or 12%, to $7.3 million in fiscal 2013, as compared to $8.3 million in fiscal 2012. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our PowerBuoy system, especially for our utility-scale PowerBuoy system. The decrease in product development costs was due primarily to a decrease in activity related to our project off the coast of Scotland. The Scotland project was completed in fiscal 2012. The decrease was partially offset by increases in activity related to our WavePort project off the coast of Spain and our Oregon project. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses. During fiscal 2013, the majority of funding for our Mark 4 PowerBuoy development project was from external sources.

Selling, general and administrative costs

 Selling, general and administrative costs increased by $0.9 million, or 10%, to $9.1 million for fiscal 2013 as compared to $8.3 million for fiscal 2012. The increase was due primarily to an increase in business development-related legal fees and site development expenses related to the planned VWP wave power station project in Australia.

Interest income

Interest income decreased by $0.3 million, or 70%, to $0.1 million in fiscal 2013, compared to $0.4 million in fiscal 2012, due to a decrease in cash, cash equivalents and marketable securities and a decrease in interest rates. The average interest yield was approximately 0.46% during fiscal 2013 and approximately 1.03% during fiscal 2012.

Foreign exchange loss

Foreign exchange loss was $0.1 million in fiscal 2013 and in fiscal 2012. The losses in both years were attributable primarily to the relative change in value of the British pound sterling, Euro, Australian dollar and Japanese yen compared to the US dollar during the two periods.

Income tax benefit

During the years ended April 30, 2013 and 2012, we sold New Jersey state net operating losses in the amount of $18.7 million and $12.9 million, respectively, resulting in the recognition of income tax benefits of $1.5 million and $1.1, respectively, recorded in our Statement of Operations.

Net Loss Outlook

We have incurred net losses since we began operations in 1994. To achieve profitability, we believe we will need to increase revenue and gross profit, control our fixed costs and possibly reduce our unfunded research and development expenditures.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable market. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2013, our revenues were $9.4 million, our net losses were $30 million and our net cash used in operating activities was $24.8 million.

	Years Ended April 30,
	2013	2012
Net loss	$(14,823,011)	$(15,190,005)

Adjustments for noncash operating items	1,484,011	2,338,085

Net cash operating loss	(13,339,000)	(12,851,920)

Net change in operating assets and liabilities	2,493,352	(1,062,923)

Net cash used in operating activities	$(10,845,648)	$(13,914,843)

Net cash provided by investing activities	$8,057,573	$19,311,329

Net cash used in financing activities	$(121,505)	$(199,032)

Effect of exchange rates on cash and cash equivalents	$(71,092)	$(220,130)

Net cash used in operating activities

Net cash used in operating activities was $10.8 million for fiscal 2013 and $13.9 million for fiscal 2012. The change was a result of a decrease in net loss of $0.4 million and a decrease in cash used by operating assets and liabilities of $3.6 million, offset by a decrease in adjustments for noncash operating items of $0.9 million.

The decrease in cash used by operating assets and liabilities was primarily the result of a decrease in cash used by accrued expenses of $2.5 million and a decrease in cash used by other current assets of $0.7 million.

The change in accrued expenses reflects an increase in accruals related to our Mark 3 PowerBuoy project off the coast of Oregon offset by a decrease in employee related costs. The change in other assets includes an approximate $0.7 million decrease in prepaid insurances and interest receivable on treasury bills.

Included in the net loss amounts are the cash receipts related to income tax benefits of $1.5 million and $1.1 million for fiscal 2013 and 2012, respectively.

Net cash provided by investing activities

Net cash provided by investing activities was $8.1 million and $19.3 million for fiscal 2013 and 2012, respectively. The change was primarily the result of a decrease of $11.6 million in net maturities of marketable securities during fiscal 2013, a decrease in purchases of equipment of $0.2 million and a decrease in capitalized payments of long-lived assets of $0.2 million.

Net cash used in financing activities

Net cash used in financing activities was $0.1 million in fiscal 2013 and $0.2 million for fiscal 2012. The changes were primarily due to a decrease in the repayment of debt.

Effect of exchange rates on cash and cash equivalents

Effect of exchange rates on cash and cash equivalents was a decrease in cash of $0.1 million in fiscal 2013 and $0.2 million in fiscal 2012. The change was primarily the result of exchange rate losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We are planning for deployment of a Mark 3 PowerBuoy off the coast of Oregon. However, deployment and commissioning of this PowerBuoy must take into consideration various regulatory, business, and financial factors, including requirements of regulatory agencies and a significant use of funds. Therefore, we intend to seek additional funding specifically for this project, in view of risks associated with weather delays, operational needs and other factors.

During the year ended April 30, 2013, we experienced a reduction in employee headcount from 47 to 34 due primarily to attrition. In the coming year we intend fill a portion of these positions, as needed.

We have incurred negative operating cash flows since our inception. As of April 30, 2013, our cash and cash equivalents, marketable securities and restricted cash balance was approximately $21.7 million. Based upon cash and cash equivalents and marketable securities balance as of April 30, 2013, we believe that we will be able to fund our capital requirements and operations through, at least, July 31, 2014.

During 2013 and 2012, we have continued to make investments in ongoing product development efforts in anticipation of future growth. Our future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to risks from competition, new products, technological change, recent economic activity and dependence on key personnel. In order to complete our future growth strategy, we will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to us as needed. However, if financing is not achieved, we may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures.

In January 2013, we filed a shelf registration statement on Form S-3 with the SEC registering the sale of up to $40,000,000 of debt, equity and other securities (the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013 and affords us additional financial flexibility. On June 6, 2013, we entered into an At the Market Offering Agreement (the “Offering Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).  Pursuant to the Offering Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time over the three-year term of the Offering Agreement, through or to the Manager, acting as sales agent and/or principal. Subject to certain limited exceptions, these sales will be made in ordinary brokerage transactions at prevailing market prices. The sale of shares under the Offering Agreement will be made pursuant to our instructions (including any price, time or size limits or other customary conditions or parameters that we may impose) and in reliance on, and subject to the limitations of, General Instruction I.B.6 of Form S-3 and other applicable law and regulation. The sale of shares pursuant to the Offering Agreement has been registered on the S-3 Shelf.

We have not sold any shares pursuant to the Offering Agreement as of the date of filing of this Annual Report on Form 10-K.

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

The aggregate share-based compensation expense, related to all share-based transactions related to employees was approximately $0.8 million and $1.0 million in fiscal 2013 and 2012, respectively.

Income taxes

We account for income taxes under the asset and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which was $43.7 million as of April 30, 2013 and April 30, 2012. During the years ended April 30, 2013 and 2012, we sold New Jersey State net operating losses in the amount of $18.7 million and $12.9 million, respectively, resulting in the recognition of income tax benefits of $1.5 million and $1.1 million, respectively, recorded in our Statement of Operations.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in financial statements. This amendment provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted both of these pronouncements during fiscal 2013. The adoption of these two pronouncements did not impact the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We are currently assessing the impact of this guidance.

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

None.

 ITEM 9A.   CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of April 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

In December 2012, we amended the employment agreements of our Executive Vice Chairman, Dr. George W. Taylor, and our Chief Executive Officer, Charles F. Dunleavy (each, an “Officer”) to provide for a temporary salary reduction for the period running from January 1, 2013 through July 31, 2013. On July 11, 2013, we and each Officer agreed to extend his temporary salary reduction period through December 31, 2013 (the “Extension”). The other terms of their employment agreements, as modified by the prior amendments, remain unchanged.

In consideration of his agreement to accept the Extension, each Officer will receive, at his election, incentive stock options or restricted stock equal in value to his aggregate salary reduction (an “Equity Grant”). Each Equity Grant will be fully vested on the grant date and will be issued pursuant to the terms of our 2006 Stock Incentive Plan.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Corporate Governance" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is set forth in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Date: July 12, 2013

/s/ Charles F. Dunleavy
	By:	Charles F. Dunleavy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Charles F. Dunleavy	Chairman of the Board of Directors,	July 12, 2013
Charles F. Dunleavy	Chief Executive Officer
(Principal Executive Officer)

/s/ George W. Taylor	Executive Vice-Chairman of the Board of Directors	July 12, 2013
George W. Taylor

/s/ Brian M. Posner	Chief Financial Officer,	July 12, 2013
Brian M. Posner	Secretary and Treasurer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Seymour S. Preston III	Director	July 12, 2013
Seymour S. Preston III

/s/ Terence J. Cryan	Director	July 12, 2013
Terence J. Cryan

/s/ Bruce A. Peacock	Director	July 12, 2013
Bruce A. Peacock

/s/ David L. Davis	Director	July 12, 2013
David L. Davis

Exhibits Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to Form 10-Q filed September 14, 2007)
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to Form 10-Q filed September 14, 2007)
4.1	Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
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

10.3	2001 Stock Plan (incorporated by reference from Exhibit 10.7 to Form S-1 filed November 13, 2006)*
10.4	2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.8 to Form S-1/A filed March 19, 2007)*
10.5

Amended and Restated Voting and Right of First Refusal Agreement, dated April 18, 2005, between Ocean Power Technologies, Inc., George W. Taylor and JoAnne E. Burns (incorporated by reference from Exhibit 10.9 to Form S-1 filed November 13, 2006)

10.6

Agreement to Refinance, dated November 14, 1993 between Joseph R. Burns, Michael Y. Epstein, George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.10 to Form S-1 filed November 13, 2006)

10.7

Amended and Restated Employment Agreement, dated April 8, 2009, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 13, 2009)*

10.8

Amended and Restated Employment Agreement, dated April 8, 2009, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 13, 2009)*

10.9	Consultant Agreement, dated August 1, 1999, between Thomas J. Meaney and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.13 to Form S-1 filed November 13, 2006)
10.10

Lease Agreement, dated August 30, 2005 between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1, as amended on January 27, 2006 (incorporated by reference from Exhibit 10.16 to Form S-1 filed November 13, 2006)

10.11

Lease, dated January 15, 2007, between University of Warwick Science Park Innovation Centre Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.17 to Form S-1/A filed March 19, 2007)

10.12

Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)

10.13

Contract Number DM259735, dated September 17, 2005, between Lockheed Martin Corporation Maritime Systems and Sensors (MS2) and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.20 to Form S-1/A filed March 19, 2007)

10.14

Marketing Cooperation Agreement, dated September 9, 2006, between Ocean Power Technologies, Inc. and Lockheed Martin Corporation through its Maritime Systems and Sensors business unit (incorporated by reference from Exhibit 10.21 to Form S-1/A filed April 10, 2007)

10.15

Contract Number N00014-07-C-0617, dated May 24, 2007, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed June 8, 2007)

10.16

Addendum to the Agreement for the Engineering, Procurement and Construction of a Wave Energy Power Plant at "Punta del Pescador" (Santoña, Spain), between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited, dated February 18, 2008 (incorporated by reference from Exhibit 10.27 to Form 10-K filed July 14, 2008)

10.17	Lease, dated February 1, 2008, between KUC Properties Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2008)
10.18

Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated September 23, 2008 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 10, 2008)+

Exhibit
Number	Description

10.19

Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 10, 2008)+

10.20

Agreement between Ocean Power Technologies, Inc. and the Office of Naval Research of the US Navy dated October 31, 2008 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed December 10, 2008)

10.21	Employment Agreement, dated May 19, 2010, between Brian M. Posner and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2010)*
10.22	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011)*
10.23

Amended Option Agreement for Purchase of Emissions Credits, dated December 4, 2012, between Ocean Power Technologies, Inc. and its affiliates and Metasource Pty Ltd (formerly known as Woodside Sustainable Energy Solutions Pty Ltd)

10.24	Second Addendum to Lease Agreement, dated June 1, 2008, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1
10.25	Third Addendum to Lease Agreement, dated March 11, 2013, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1
10.26

Amendment Letter to Employment Agreement, dated December 12, 2012, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 14, 2012)*

10.27

Amendment Letter to Employment Agreement, dated December 12, 2012, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 14, 2012)*

10.28

At the Market Offering Agreement, dated as of June 6, 2013, by and between Ocean Power Technologies, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 7, 2013)

10.29	Amendment Letter to Employment Agreement, dated July 11, 2013, between George W. Taylor and Ocean Power Technologies, Inc.*
10.30	Amendment Letter to Employment Agreement, dated July 11, 2013, between Charles F. Dunleavy and Ocean Power Technologies, Inc.*
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Annual Report on Form 10-K for the fiscal years ended April 30, 2013 and 2012: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss and (v) Notes to Consolidated Financial Statements.**

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2013.

/s/  CHARLES F. DUNLEAVY

Charles F. Dunleavy

Chief Executive Officer

/s/  BRIAN M. POSNER

Brian M. Posner

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

July 12, 2013

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,372,788	9,353,460
Marketable securities	13,996,705	22,369,484
Accounts receivable, net	796,332	1,064,796
Unbilled receivables	127,598	223,050
Other current assets	152,962	842,820
Total current assets	21,446,385	33,853,610
Property and equipment, net	700,968	682,933
Patents, net	1,044,902	1,269,457
Restricted cash	1,366,256	1,453,712
Other noncurrent assets	272,548	181,925
Total assets	$24,831,059	37,441,637
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$510,031	440,773
Accrued expenses	3,900,623	2,770,094
Deferred credits payable	—	600,000
Unearned revenues	1,117,115	1,073,389
Current portion of long-term debt	100,000	100,000
Total current liabilities	5,627,769	4,984,256
Long-term unearned revenues	232,033	—
Long-term debt	250,000	350,000
Deferred credits payable-noncurrent	600,000	—
Total liabilities	6,709,802	5,334,256
Commitments and contingencies (note 13)
Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,403,215 and 10,407,389 shares, respectively	10,403	10,407
Treasury stock, at cost; 33,771 and 23,544 shares, respectively	(123,893)	(102,388)
Additional paid-in capital	159,155,365	158,296,458
Accumulated deficit	(140,671,311)	(125,989,474)
Accumulated other comprehensive loss	(79,786)	(78,990)
Total Ocean Power Technologies, Inc. stockholders’ equity	18,290,778	32,136,013
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd…	(169,521)	(28,632)
Total equity	18,121,257	32,107,381
Total liabilities and stockholders’ equity	$24,831,059	37,441,637

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2013	2012
Revenues	$3,616,129	5,738,506
Cost of revenues	3,480,821	5,683,731
Gross profit	135,308	54,775
Operating expenses:
Product development costs	7,327,766	8,337,424
Selling, general and administrative costs	9,126,757	8,274,096
Total operating expenses	16,454,523	16,611,520
Operating loss	(16,319,215)	(16,556,745)
Interest income, net	126,377	418,052
Foreign exchange loss	(83,416)	(104,739)
Loss before income taxes	(16,276,254)	(16,243,432)
Income tax benefit	1,453,243	1,053,427
Net loss	(14,823,011)	(15,190,005)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	141,174	49,503
Net loss attributable to Ocean Power Technologies, Inc	$(14,681,837)	(15,140,502)
Basic and diluted net loss per share	$(1.42)	(1.47)
Weighted average shares used to compute basic and diluted net loss per share	10,304,044	10,277,661

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended April 30,
	2013	2012

Net Loss	$(14,823,011)	(15,190,005)

Foreign currency translation adjustment	(511)	(255,974)

Total comprehensive loss	(14,823,522)	(15,445,979)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	140,889	50,580

Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(14,682,633)	(15,395,399)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated	Total Ocean Power Technologies, Inc, Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, April 30, 2011	10,419,183	$10,419	(7,685)	$(42,734)	157,174,930	(110,848,972)	175,907	46,469,550	21,948	46,491,498
Net loss	—	—	—	—	—	(15,140,502)	—	(15,140,502)	(49,503)	(15,190,005)
Foreign currency translation adjustment	—	—	—	—	—	—	(254,897)	(254,897)	(1,077)	(255,974)
Total comprehensive loss								(15,395,399)	(50,580)	(15,445,979)
Stock based compensation	—	—	—	—	1,008,473	—	—	1,008,473	—	1,008,473
Issuance (forfeiture) of restricted stock, net	(11,794)	(12)	—	—	113,055	—	—	113,043	—	113,043
Acquisition of treasury stock	—	—	(15,859)	(59,654)	—	—	—	(59,654)	—	(59,654)
Balance, April 30, 2012	10,407,389	$10,407	(23,544)	$(102,388)	158,296,458	(125,989,474)	(78,990)	32,136,013	(28,632)	32,107,381
Net loss	—	—	—	—	—	(14,681,837)	—	(14,681,837)	(141,174)	(14,823,011)
Foreign currency translation adjustment	—	—	—	—	—	—	(796)	(796)	285	(511)
Total comprehensive loss								(14,682,633)	(140,889)	(14,823,522)
Stock based compensation	—	—	—	—	814,407	—	—	814,407	—	814,407
Issuance (forfeiture) of restricted stock, net	(4,174)	(4)	—	—	44,500	—	—	44,496	—	44,496
Acquisition of treasury stock	—	—	(10,227)	(21,505)	—	—	—	(21,505)	—	(21,505)
Balance, April 30, 2013	10,403,215	$10,403	(33,771)	$(123,893)	159,155,365	(140,671,311)	(79,786)	18,290,778	(169,521)	18,121,257

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(14,823,011)	(15,190,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	83,416	104,739
Depreciation and amortization	502,099	436,062
Loss on disposals of property, plant and equipment	44,067	52,128
Impairment of long-lived assets	7,718	358,447
Provision for doubtful accounts	—	298,534
Treasury note discount amortization	(12,191)	(33,353)
Compensation expense related to stock option grants and restricted stock	858,902	1,121,528
Changes in operating assets and liabilities:
Accounts receivable	264,077	(126,722)
Unbilled receivables	95,451	226,840
Other current assets	685,523	(17,291)
Other noncurrent assets	(93,700)	43,504
Accounts payable	105,036	(546,709)
Accrued expenses	1,158,481	(1,371,912)
Unearned revenues-ST	46,451	729,367
Unearned revenues-LT	232,033	—
Net cash used in operating activities	(10,845,648)	(13,914,843)
Cash flows from investing activities:
Purchases of marketable securities	(16,678,329)	(18,574,454)
Maturities of marketable securities	25,055,534	38,559,110
Restricted cash	75,000	53,936
Purchases of equipment	(394,632)	(547,252)
Payments of patent costs	—	(180,011)
Net cash provided by investing activities	8,057,573	19,311,329
Cash flows from financing activities:
Repayment of debt	(100,000)	(139,378)
Acquisition of treasury stock	(21,505)	(59,654)
Net cash used in financing activities	(121,505)	(199,032)
Effect of exchange rate changes on cash and cash equivalents	(71,092)	(220,130)
Net (decrease) increase in cash and cash equivalents	(2,980,672)	4,977,324
Cash and cash equivalents, beginning of period	9,353,460	4,376,136
Cash and cash equivalents, end of period	$6,372,788	9,353,460

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$—	42,344

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Background and Liquidity

(a)   Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in April 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in April 2007. The Company develops and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its products in the United States and internationally. Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of its products and services.

(b)   Liquidity

The Company has incurred net losses and negative operating cash flows since inception. As of April 30, 2013, the Company had accumulated deficit of $140.7 million. As of April 30, 2013, the Company’s cash and cash equivalents, marketable securities and restricted cash balance was approximately $21.7 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of April 30, 2013, the Company believes that it will be able to finance its capital requirements and operations through, at least, July 31, 2014.

During 2013 and 2012, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited, to risks from competition, new products, technological change, recent economic activity and dependence on key personnel. In order to complete its future growth strategy, the Company will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to the Company as needed. If financing is not achieved, the Company may be required to further curtail or limit certain product development costs, and/or selling, general and administrative, activities in order to reduce its cash expenditures. On June 6, 2013, the Company entered into an At the Market Offering Agreement. See Subsequent Event - Note 15.

(2)   Summary of Significant Accounting Policies

(a)   Consolidation and Cost Method Investment

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of April 30, 2013, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of April 30, 2013, there were no such entities.

The Company has a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (Iberdrola Cantabria). During the fourth quarter of fiscal 2012, the Company evaluated the realizability of this investment and concluded that it was impaired. Accordingly, the Company recorded an impairment expense of $0.3 million representing 100% of the investment amount. In addition, outstanding receivables from Iberdrola Cantabria in the amount of $0.3 million as of April 2012 were fully reserved during the fourth quarter of fiscal 2012. The investment in Iberdrola Cantabria and net accounts receivable and unbilled receivables from Iberdrola Cantabria were $0 as of April 30, 2013 and April 30, 2012.

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

(d)   Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	April 30,
	2013	2012

Checking and savings accounts	$2,184,322	2,051,918
Certificates of deposits and US Treasury obligations	―	5,998,925
Money market funds	4,188,466	1,302,617
	$6,372,788	9,353,460

(e)   Marketable Securities

Marketable securities with original maturities longer than three months but mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2013 and 2012, all of the Company's investments were classified as held-to-maturity.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(f)   Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company's subsidiaries, under a €800,000 ($1,046,000 at April 30, 2013) credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of April 30, 2013, there were €266,000 ($348,000) in letters of credit outstanding under this agreement. Subsequent to the year ended April 30, 2013, the Company issued two additional letters of credit for €278,828 ($364,512) under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank.

The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 7.

Cash restricted under security agreements is as follows:

	April 30,
	2013	2012

Barclays Bank agreement	$941,256	953,712
NJBPU agreement	425,000	500,000
	$1,366,256	1,453,712

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

	Year Ended April 30,
	2013	2012

Foreign exchange loss	$(83,416)	(104,739)

	April 30,
	2013	2012
Foreign currency denominated certificates of deposit and cash accounts	$2,491,714	2,826,000

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(i) Patents

Prior to February 1, 2012, external patent costs were amortized on a straight-line basis over a 17-year period commencing with the issuance date of each patent. The Company operates in the renewable energy industry. Wave energy technology is still at an early stage of development, and as a result, it continues to evolve and change as such technology is developed. Costs are expensed when it is no longer probable that such technology will be utilized. Additionally, the Company continually re-assesses the remaining useful lives of its long-lived assets. Patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the patent may not be recoverable. Based on the Company’s prior year assessment, the Company evaluated the remaining useful lives of its existing patents as of February 1, 2012 and concluded that the remaining amortization should be recorded over periods ranging from three to seven years. In the fourth quarter of fiscal 2013, the Company performed its recurring assessment of the realizability of its patents and recorded impairment expenses of approximately $8,000. Amortization expense was approximately $217,000 and $110,000 for the years ended April 30, 2013 and 2012, respectively. This increase in amortization expense was largely as a result of this change in estimated useful life. Amortization expense for the next five fiscal years related to amounts capitalized for patents as of April 30, 2013 is estimated to be approximately $191,000 per year.

(j)   Long-Lived Assets

Long-lived assets, such as property and equipment, and patents subject to amortization and cost-basis investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment for the years ended April 30, 2013 and 2012. The Company recorded impairment charges of approximately $8,000 related to patents in the year ended April 30, 2013 and approximately $358,000 related to patents and an investment in a joint venture in the year ended April 30, 2012.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Years Ended April 30,
	2013	2012

US Department of Energy	51%	32%
Mitsui Shipbuilding & Engineering	20%	3%
European Union (WavePort project)	17%	13%
US Navy	3%	29%
UK Government's Technology Strategy Board	3%	20%

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

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,360,790 and 1,447,313 for the years ended April 30, 2013 and 2012, respectively, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(m)   Stock-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2013 and 2012 was approximately $859,000 and $1,121,000 respectively.

Valuation Assumptions for Options Granted During the Years Ended April 30, 2013 and 2012

 The fair value of each stock option granted during the years ended April 30, 2013 and 2012 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a peer group of companies for a period equal to the stock option's expected life, calculated on a daily basis.

	Years Ended April 30,
	2013	2012

Risk-free interest rate	0.88%	1.83%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	6.06	5.83
Expected volatility	86.15%	94.5%

The above assumptions were used to determine the weighted average per share fair value of $1.58 and $2.98 for stock options granted during the years ended April 30, 2013 and 2012 respectively.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in financial statements. This amendment provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted both of these pronouncements during fiscal year ended April 30, 2013. The adoption of these two pronouncements did not impact the Company’s financial position, results in operation or cash flow.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We are currently assessing the impact of this guidance.

(3)     Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	April 30,
	2013	2012

Certificates of deposit denominated in Australian Dollars	$—	556,437
Certificates of deposit denominated in US Dollars	—	3,806,808
US Treasury obligations	13,996,705	18,006,239
	$13,996,705	22,369,484

The Company had no marketable securities classified as noncurrent assets as of April 30, 2013 and April 30, 2012.

(4)     Property and Equipment

The components of property and equipment are as follows:

				April 30,
	Life (in years)			2013	2012

Computers and software		3		$566,353	696,784
Equipment	3	to	7	1,170,473	1,080,039
Office furniture and equipment	3	to	7	293,880	287,492
Leasehold improvements		2		182,285	149,505
				2,212,991	2,213,820
Less accumulated depreciation and amortization				(1,512,023)	(1,530,887)
				$700,968	682,933

Depreciation expense was $285,263 and $326,205 for the years ended April 30, 2013 and 2012, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)     Balance Sheet Detail

	April 30,
	2013	2012

Accounts receivable, net
Accounts receivable	$1,086,847	1,369,400
Allowance for doubtful accounts	(290,515)	(304,604)
	$796,332	1,064,796

Patents
Patents	$1,558,630	1,574,044
Accumulated amortization	(513,728)	(304,587)
	$1,044,902	1,269,457

Accrued expenses
Project costs	$1,698,959	244,892
Contract loss reserves	785,000	785,000
Employee incentive payments	249,469	661,328
Accrued salary and benefits	547,404	521,058
Investment in joint venture	173,842	176,110
Legal and accounting fees	214,891	193,720
Other	231,058	187,986
	$3,900,623	2,770,094

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)     Related Party Transactions

In August 1999, the Company entered into a consulting agreement with an individual for the provision of marketing services. Currently, this agreement provides for fees at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. In addition, this individual is also the chief executive officer of a company that provides engineering and technical services to the Company. The Company also provides services to the company where this individual is the chief executive officer. This individual did not stand for re-election to the board of directors at the Company’s Annual Meeting on October 4, 2012, and is no longer considered a related party. Accordingly, transactions after such date are not included in the amounts below.

	Year Ended April 30,
	2013	2012
Related party consulting expense	$42,000	86,000
Expenses for services provided by related party company	-	29,000
Revenue for services provided to related party company	32,000	126,000

	April 30,
	2013	2012

Consulting fees payable to related party	$-	7,000
Payable to related party company	-	-
Receivable from related party company	-	-

(7)     Debt

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

	April 30, 2013	April 30, 2012

Total debt	$350,000	450,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$250,000	350,000

(8)     Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of April 30, 2013, the Company has not generated any emissions credits eligible for purchase under the agreement and the Company does not believe it is probable that it will generate any eligible emissions credits before December 31, 2017. Accordingly, the $600,000 has been classified as a noncurrent liability as of April 30, 2013 and as a current liability as of April 30, 2012.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9)     Common Stock

On April 30, 2007, the Company completed an initial public offering in the United States on the NASDAQ Global Market by issuing 5,000,000 shares of its common stock for a purchase price of $20.00 per share, resulting in net proceeds to the Company of approximately $89,900,000. See Subsequent Event – Note 15.

(10)     Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2013, and 2012, no shares of preferred stock had been issued.

(11)     Share-Based Compensation

In August 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2013, the Company had issued or reserved 196,675 shares for issuance under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

On April 24, 2007, the Company's 2006 Stock Incentive Plan became effective. A total of 803,215 shares were authorized for issuance under the 2006 Stock Incentive Plan. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. As of April 30, 2013, the Company had issued share-based awards for 1,302,174 shares of common stock and had reserved an additional 351,041 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company's board of directors, who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company's officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to any of the Company's employees, other than executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

(a)   Stock Options

A summary of stock options under the plans described above is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(In Years)

Outstanding April 30, 2011	1,353,935	10.30	5.7
Forfeited	(268,784)	10.94
Granted	268,322	3.97
Outstanding April 30, 2012	1,353,473	8.92	6.1
Forfeited	(429,244)	7.29
Granted	381,759	1.98
Outstanding April 30, 2013	1,305,988	7.43	5.9
Exercisable April 30, 2013	836,026	9.64	4.5

 OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of April 30, 2013, the total intrinsic value of outstanding options was approximately $0 and the total intrinsic value of exercisable options was $0. As of April 30, 2013, approximately 470,000 additional options were expected to vest, which have approximately $0 of intrinsic value and a weighted-average remaining contractual term of 8.3 years. There was approximately $713,000 and $932,000 of total recognized compensation cost related to employees for stock options during the years ended April 30, 2013 and 2012, respectively. As of April 30, 2013, there was approximately $670,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.6 years. The Company normally issues new shares to satisfy option exercises under these plans.

Certain options were granted to non-employee directors and consultants during the years ended April 30, 2013 and 2012. The Company has charged compensation expense of approximately $101,000 and $77,000 related to these option grants for which the majority relates to non-employee directors. These expenses have been included in selling, general and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2013 and 2012, respectively.

(b)   Restricted Stock

Compensation expense for restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. There were 31,744 and 14,634 shares of restricted stock granted to employees and non-employee board members with service and/or performance-based vesting requirements during the years ended April 30, 2013 and 2012, respectively.

A summary of non-vested restricted stock under the plans is as follows:

	Number of Shares	Weighted Average Price per Share

Issued and unvested at April 30, 2011	150,953	6.16
Granted	14,634	3.86
Forfeited	(26,428)	5.93
Vested	(45,319)	6.18
Issued and unvested at April 30, 2012	93,840	5.86
Granted	31,744	2.39
Forfeited	(35,918)	4.70
Vested	(34,864)	6.02
Issued and unvested at April 30, 2013	54,802	4.52

There was approximately $28,000 and $100,000 of total recognized compensation cost relating to restricted stock granted to employees during the years ended April 30, 2013 and 2012 respectively. Certain shares of restricted stock were granted to non-employee directors during the years ended April 30, 2013 and 2012. The Company recorded compensation expenses of approximately $16,000 and $13,000 in 2013 and 2012, respectively. As of April 30, 2013, there was approximately $47,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.4 years.

(c)   Treasury Stock

During the years ended April 30, 2013 and 2012, 10,227 and 15,859 shares of common stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12)     Income Taxes

Loss before income taxes for the year ended April 30, 2013 and 2012 consist of the following components:

	April 30,
	2013	2012

Domestic	$(13,630,946)	(13,700,366)
Foreign	(2,645,308)	(2,543,066)
Total loss before income taxes	$(16,276,254)	(16,243,432)

The components of income taxes (benefit) for the year ended April 30, 2013 and 2012 are as follows:

	April 30,
	2013	2012

Curent:
Federal	−	−
State	(1,453,243)	(1,053,427)
Foreign	−	−
Total current	(1,453,243)	(1,053,427)

Deferred:
Federal	−	−
State	−	−
Foreign	−	−
Total deferred	-	-
Total provision (benefit) for income taxes	$(1,453,243)	(1,053,427)

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements — (Continued)

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended April 30,
	2013	2012

Computed "expected" tax benefit	(34)%	(34)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(5)	(5)
Stock-based compensation expense	1	2
Federal research and development tax credits	(1)	(2)
Foreign rate differential	2	2
Other non-deductible expenses	―	2
Expiration of net operating losses and tax credit carryforwards	23	―
Expiration in compensatory options	9	―
Proceeds of sale of New Jersey tax benefits	(9)	―
Other	5	6
Increase in valuation allowance	―	23
Income tax benefit	(9)%	(6)%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2013	2012

Deferred tax assets:
Federal net operating loss carryforwards	$25,396,000	27,788,000
Foreign net operating loss carryforwards	5,340,000	4,875,000
New Jersey state operating loss carryforwards	1,741,000	3,567,000
Federal research and development tax credits	2,630,000	2,149,000
Foreign research and development tax credits	659,000	715,000
Stock compensation	721,000	2,548,000
Capitalized research and development costs, net of amortization	5,692,000	676,000
Unrealized foreign exchange loss	289,000	291,000
Accrued expenses	610,000	726,000
Other	647,000	342,000
Gross deferred tax assets	43,725,000	43,677,000
Valuation allowance	(43,725,000)	(43,677,000)
Net deferred tax assets	$-	-

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or are utilized. As of April 30, 2013 and 2012, based upon the level of historical taxable losses, valuation allowances of $43,725,000 and $43,677,000, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $48,000 and $3,771,000 during the years ended April 30, 2013 and 2012, respectively.

As of April 30, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $74,693,000, which begin to expire in 2013. The Company also had federal research and experimental tax credit carryforwards of approximately $2,094,000 as of April 30, 2013, which begin to expire in 2013. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company's US initial public offering in April 2007. The Company's annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year's available limitation. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2013, the Company had state net operating loss carryforwards of approximately $28,586,000, which begin to expire in 2026, which also may be limited to utilization limitations. As of April 30, 2013, the Company had foreign net operating loss carryforwards of approximately $20,946,000, which begin to expire in 2024. The ability to utilize these carryforwards may also be limited in the event of a significant change in ownership.

During the years ended April 30, 2013 and 2012, the Company sold New Jersey State net operating losses in the amount of $18,673,000 and $12,862,000, respectively, resulting in the recognition of income tax benefits of $1,453,000 and $1,053,000, respectively, recorded in the Company’s Statement of Operations.

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At April 30, 2013 and 2012, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. US federal and state income tax returns were audited through fiscal 2007 and fiscal 2010, respectively. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(13)   Commitments and Contingencies

   (a)   Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in Pennington, New Jersey and Warwick, United Kingdom under operating leases that expire on various dates through April 30, 2015. Rent expense under operating leases was approximately $383,000 and $507,000 for the years ended April 30, 2013 and 2012, respectively. Future minimum lease payments under this operating lease as of April 30, 2013 are as follows:

Year ending April 30:
2014	$257,000
2015	257,000
$514,000

   (b)   Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

   (c)   2006 Spain Construction Agreement

The Company is currently engaged in discussions with Iberdrola Cantabria (see Note 2(a)) regarding modifications to its agreement for the first phase of the construction of a wave power station off the coast of Spain. This phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of April 30, 2013, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

   (d)   Spain IVA (sales tax)

The Company received notice that the Spanish Tax Authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. Subsequent to the year ended April 30, 2013, the Company issued two letters of credit in the amount of €278,828 ($364,512) at the request of the Spanish tax authorities. This is a customary request during the inquiry period.

   (e)   Commercial Dispute

The Company is subject to certain claims filed by a contractor and subcontractor in connection with a dispute over a contract to perform certain work for the Company related to the deployment of an anchor/mooring system off the Oregon coast. The Company has claimed that the contractor and subcontractor were responsible for damage to the system during the deployment process. The parties are currently involved in ongoing settlement discussions. As of April 30, 2013, the Company has accounted for the outcome of this matter in its financial statements.

(14)   Operating Segments and Geographic Information

The Company's business consists of one segment as this represents management's view of the Company's operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers.

Geographic information is as follows:

	Year Ended April 30, 2013
	North America	Europe	Asia and Australia	Total
Revenues from external customers	$3,497,338	118,791	—	3,616,129
Operating loss	(14,048,062)	(1,091,473)	(1,179,680)	(16,319,215)
Long-lived assets	675,354	24,128	1,486	700,968
Total assets	23,097,183	1,518,496	215,380	24,831,059

	Year Ended April 30, 2012
	North America	Europe	Asia and Australia	Total
Revenues from external customers	$4,603,652	1,134,854	—	5,738,506
Operating loss	(14,432,825)	(1,672,636)	(451,284)	(16,556,745)
Long-lived assets	585,818	97,115	—	682,933
Total assets	35,181,637	1,619,973	640,027	37,441,637

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(15)     Subsequent Event

In January 2013, the Company filed a shelf registration statement on Form S-3 with the SEC registering the sale of up to $40,000,000 of debt, equity and other securities (the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013. On June 6, 2013, the Company entered into an At the Market Offering Agreement (the “Offering Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).  Pursuant to the Offering Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time over the three-year term of the Offering Agreement, through or to the Manager, acting as sales agent and/or principal. Subject to certain limited exceptions, these sales will be made in ordinary brokerage transactions at prevailing market prices. The sale of shares under the Offering Agreement will be made pursuant to the Company’s instructions (including any price, time or size limits or other customary conditions or parameters that it may impose) and in reliance on, and subject to the limitations of, General Instruction I.B.6 of Form S-3 and other applicable law and regulation. The sale of shares pursuant to the Offering Agreement has been registered on the S-3 Shelf.

The Company has not sold any shares pursuant to the Offering Agreement as of the date of filing of this Annual Report on Form 10-K.