Form 10-Q
period 2013-07-31
Ocean Power Technologies, Inc.
filed 2013-09-13
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

As of August 31, 2013, the number of outstanding shares of common stock of the registrant was 10,356,946.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2013

PowerBuoy® is a registered trademark of Ocean Power Technologies, Inc. and the Ocean Power Technologies logo is a trademark of Ocean Power Technologies, Inc. All other trademarks appearing in this report are the property of their respective holders.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "anticipate", “goal” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended April 30, 2013 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS	July 31, 2013	April 30, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$7,337,651	6,372,788
Marketable securities	9,996,250	13,996,705
Accounts receivable, net	323,852	796,332
Unbilled receivables	89,722	127,598
Other current assets	373,905	152,962
Total current assets	18,121,380	21,446,385
Property and equipment, net	662,713	700,968
Patents, net	992,124	1,044,902
Restricted cash	1,279,864	1,366,256
Other noncurrent assets	305,693	272,548
Total assets	$21,361,774	24,831,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,068,379	510,031
Accrued expenses	3,766,394	3,900,623
Unearned revenues	533,825	1,117,115
Current portion of long-term debt	100,000	100,000
Total current liabilities	5,468,598	5,627,769
Long-term debt	225,000	250,000
Long-term unearned revenues	516,782	232,033
Deferred credits	600,000	600,000
Total liabilities	6,810,380	6,709,802
Commitments and contingencies (note 8)
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 10,394,798 and 10,403,215 shares, respectively	10,395	10,403
Treasury stock, at cost; 37,852 and 33,771 shares, respectively	(130,707)	(123,893)
Additional paid-in capital	159,385,020	159,155,365
Accumulated deficit	(144,421,281)	(140,671,311)
Accumulated other comprehensive loss	(98,576)	(79,786)
Total Ocean Power Technologies, Inc. stockholders’ equity	14,744,851	18,290,778
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(193,457)	(169,521)
Total equity	14,551,394	18,121,257
Total liabilities and stockholders’ equity	$21,361,774	24,831,059

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2013	2012
Revenues	$460,927	982,396
Cost of revenues	460,376	979,860
Gross profit	551	2,536
Operating expenses:
Product development costs	1,270,945	1,927,427
Selling, general and administrative costs	2,547,759	2,384,338
Total operating expenses	3,818,704	4,311,765
Operating loss	(3,818,153)	(4,309,229)
Interest income, net	358	55,424
Foreign exchange gain (loss	21,770	(108,323)
Net loss	(3,796,025)	(4,362,128)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	46,055	26,075
Net loss attributable to Ocean Power Technologies, Inc.	$(3,749,970)	(4,336,053)
Basic and diluted net loss per share	$(0.36)	(0.42)
Weighted average shares used to compute basic and diluted net loss per share	10,321,457	10,295,999

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended July 31,
	2013	2012
Net loss	$(3,796,025)	(4,362,128)
Foreign currency translation adjustment	3,329	(10,484)
Total comprehensive loss	(3,792,696)	(4,372,612)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	23,936	27,136
Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(3,768,760)	(4,345,476)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,796,025)	(4,362,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(21,770)	108,323
Depreciation and amortization	107,237	116,492
Treasury note premium amortization	5,392	7,734
Compensation expense related to stock option grants and restricted stock	229,655	386,550
Changes in operating assets and liabilities:
Accounts receivable	472,480	(99,302)
Unbilled receivables	37,877	(12,443)
Other current assets	(224,240)	120,649
Other noncurrent assets	(35,344)	(13,252)
Accounts payable	562,092	230,884
Accrued expenses	(118,537)	369,247
Unearned revenues	(581,096)	(226,967)
Long-term unearned revenues	284,749	—
Net cash used in operating activities	(3,077,530)	(3,374,213)
Cash flows from investing activities:
Purchases of marketable securities	(6,998,108)	(9,833,736)
Maturities of marketable securities	10,993,172	9,171,233
Restricted cash	100,000	75,000
Purchases of equipment	(14,522)	(224,891)
Net cash provided by (used in) investing activities	4,080,542	(812,394)
Cash flows from financing activities:
Repayment of debt	(25,000)	(25,000)
Acquisition of treasury stock	(6,814)	(9,122)
Net cash used in financing activities	(31,814)	(34,122)
Effect of exchange rate changes on cash and cash equivalents	(6,335)	(43,074)
Net increase (decrease) in cash and cash equivalents	964,863	(4,263,803)
Cash and cash equivalents, beginning of period	6,372,788	9,353,460
Cash and cash equivalents, end of period	$7,337,651	5,089,657

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	1,590	80,125

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

Balance, April 30, 2012	10,407,389	$10,407	(23,544)	$(102,388)	158,296,458	(125,989,474)	(78,990)	(28,632)	32,107,381
Net loss	—	—	—	—	—	(4,336,053)	—	(26,075)	(4,362,128)
Stock based compensation	—	—	—	—	371,784	—	—	—	371,784

Issuance (forfeiture) of restricted stock, net	(1,950)	(2)	—	—	14,768	—	—	—	14,766
Acquisition of treasury stock	—	—	(4,274)	(9,122)	—	—	—	—	(9,122)
Other comprehensive loss	—	—	—	—	—	—	(9,423)	(1,061)	(10,484)

Balance, July 31, 2012	10,405,439	$10,405	(27,818)	$(111,510)	158,683,010	(130,325,527)	(88,413)	(55,768)	28,112,197

Balance, April 30, 2013	10,403,215	$10,403	(33,771)	$(123,893)	159,155,365	(140,671,311)	(79,786)	(169,521)	18,121,257
Net loss	—	—	—	—	—	(3,749,970)	—	(46,055)	(3,796,025)
Stock based compensation	—	—	—	—	220,109	—	—	—	220,109

Issuance (forfeiture) of restricted stock, net	(8,417)	(8)	—	—	9,546	—	—	—	9,538
Acquisition of treasury stock	—	—	(4,081)	(6,814)	—	—	—	—	(6,814)
Other comprehensive loss	—	—	—	—	—	—	(18,790)	22,119	3,329

Balance, July 31, 2013	10,394,798	$10,395	(37,852)	$(130,707)	159,385,020	(144,421,281)	(98,576)	(193,457)	14,551,394

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(1) Background, Basis of Presentation and Liquidity

a)     Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company develops and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its products in the United States and internationally. Since fiscal 2002, the US Navy and other government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of its products and services.

b)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company's financial results can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2013 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

c)     Liquidity

The Company has incurred net losses and negative operating cash flows since inception. As of July 31, 2013, the Company had an accumulated deficit of $144.4 million. As of July 31, 2013, the Company’s cash and cash equivalents, marketable securities and restricted cash balance was approximately $18.6 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of July 31, 2013, the Company believes that it will be able to finance its capital requirements and operations into the fourth calendar quarter of 2014.

During fiscal 2014 and 2013, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from competition, new products, technological change, recent economic activity and dependence on key personnel. In order to complete its future growth strategy, the Company will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to the Company as needed. If financing is not achieved, the Company may be required to further curtail or limit certain product development costs, and/or selling, general and administrative, activities in order to reduce its cash expenditures.

In January 2013, the Company filed with the SEC a shelf registration statement on Form S-3 registering the sale of up to $40,000,000 of debt, equity and other securities (the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013. On June 6, 2013, the Company entered into an At the Market Offering Agreement (the “Offering Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).  Pursuant to the Offering Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $10,000,000 from time to time over the three-year term of the Offering Agreement, through or to the Manager, acting as sales agent and/or principal. Subject to certain limited exceptions, these sales will be made in ordinary brokerage transactions at prevailing market prices.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company did not sell any shares pursuant to the Offering Agreement in the quarter ended July 31, 2013. Sales commenced during the second quarter, and an immaterial amount has been sold as of the date of the filing of this Quarterly Report on Form 10-Q. Any sale of shares under the Offering Agreement will be made pursuant to the Company’s instructions (including any price, time or size limits or other customary conditions or parameters that it may impose) and will be registered on the S-3 Shelf in reliance on, and subject to the limitations of, General Instruction I.B.6 of Form S-3 and other applicable law and regulation. In particular, Form S-3, limits the aggregate market value of securities that the Company is permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third the Company’s public float. The Company is under no obligation to sell, and the Manager is under no obligation to purchase or place, securities under the Offering Agreement, and there can be no assurance that we will do so or will be able to do so on favorable terms or at all.

(2) Summary of Significant Accounting Policies

(a) Consolidation and Cost Method Investment

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of July 31, 2013, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of July 31, 2013, there were no such entities.

The Company has a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (“Iberdrola Cantabria”) and certain outstanding receivables from Iberdrola Cantabria. The investment in Iberdrola Cantabria and net accounts receivable and unbilled receivables from Iberdrola Cantabria were $0 as of April 30, 2012. See Note 8.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

(d) Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	July 31, 2013	April 30, 2013

Checking and savings accounts	$2,148,700	2,184,322
Money market funds	5,188,951	4,188,466
	$7,337,651	6,372,788

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of July 31, 2013 and April 30, 2013, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company's subsidiaries, under a €800,000 credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of July 31, 2013, there were €544,828 ($722,551) in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank.

The other agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company is required to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 5.

Cash restricted under security agreements is as follows:

	July 31, 2013	April 30, 2013

Barclays Bank agreement	$954,864	941,256
NJBPU agreement	325,000	425,000
	$1,279,864	1,366,256

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

	Three Months Ended July 31,
	2013	2012

Foreign exchange gain (loss)	$21,770	(108,323)

	July 31, 2013	April 30, 2013
Foreign currency denominated certificates of deposit and cash accounts	$2,686,916	2,491,714

(h) Long-Lived Assets

Long-lived assets, such as property and equipment and patents subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the three months ended July 31, 2013.

(i) Concentration of Credit Risk

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
Customer	2013	2012

UK Government's Technology Strategy Board	38%	5%
European Union (WavePort project)	35%	17%
US Department of Energy	26%	63%
US Navy	---	6%

	99%	91%

The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company's financial position or results of operations. The Company does not require its customers to maintain collateral.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(j) Net Loss per Common Share

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

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,290,274 for the three months ended July 31, 2013, and 1,625,397 for the three months ended July 31, 2012, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(k) Recently Issued Accounting Standards

There were no Accounting Standards issued during the quarter ended July 31, 2013 for the Company’s consideration.

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	July 31, 2013	April 30, 2013
US Treasury obligations	$9,996,250	13,996,705

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(4) Balance Sheet Detail

	July 31, 2013	April 30, 2013

Accounts Receivable, net
Accounts receivable	$628,901	1,086,847
Allowance for doubtful accounts	(305,049)	(290,515)
	$323,852	796,332

Property and Equipment
Property and Equipment	$2,225,575	2,212,991
Accumulated depreciation and amortization	(1,562,862)	(1,512,023)
	$662,713	700,968

Patents
Patents	$1,560,250	1,558,630
Accumulated amortization	(568,126)	(513,728)
	$992,124	1,044,902

Accrued Expenses
Project costs	$1,735,098	1,698,959
Contract loss reserves	785,000	785,000
Employee incentive payments	56,212	249,469
Accrued salary and benefits	524,267	547,404
Investment in joint venture	176,367	173,842
Legal and accounting fees	247,682	214,891
Other	241,768	231,058

	$3,766,394	3,900,623

(5) Debt

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

	July 31, 2013	April 30, 2013

Total debt	$325,000	350,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$225,000	250,000

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(6) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of July 31, 2013, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of July 31, 2013.

(7) Stock-Based Compensation

Costs resulting from all stock-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimated fair value. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $230,000 and $387,000 for the three months ended July 31, 2013 and 2012, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2013 and 2012

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the three months ended July 31, 2013 and 2012 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the three months ended July 31, 2013 and historical volatility for a peer group of companies for the three months ended July 31, 2012 for a period equal to the stock option's expected life, calculated on a daily basis.

	Three Months Ended July 31,
	2013	2012
Risk-free interest rate	1.6%	0.9%
Expected dividend yield	0.0%	0.0%
Expected life (years)	6.3	6.3
Expected volatility	74.61%	86.15%

The above assumptions were used to determine the weighted average per share fair value of $1.12 and $1.46 for stock options granted during the three months ended July 31, 2013 and 2012, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A summary of stock options under the plans is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2013	1,305,988	$7.43
Forfeited	(86,792)	6.57
Exercised	—	—
Granted	234,787	1.67
Outstanding as of July 31, 2013	1,453,983	6.53	6.6
Exercisable as of July 31, 2013	902,337	8.95	5.2

As of July 31, 2013, the total intrinsic value of outstanding and exercisable options was $0. As of July 31, 2013, approximately 552,000 additional options are expected to vest in the future, which options had no intrinsic value and a weighted average remaining contractual term of 8.9 years. There was approximately $220,000 and $372,000 of total recognized compensation cost related to stock options for the three months ended July 31, 2013 and 2012, respectively. As of July 31, 2013, there was approximately $735,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.9 years. The Company normally issues new shares to satisfy option exercises under these plans. During the three months ended July 31, 2013, stock options granted included 30,520 stock options which are subject to performance-based vesting requirements. Stock options outstanding as of July 31, 2013 included 60,821 stock options subject to performance-based vesting requirements.

(b) Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the three months ended July 31, 2013, there were 7,000 shares of non-vested restricted stock granted to employees with performance-based vesting requirements. During the three months ended July 31, 2013, 15,417 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives. Restricted stock issued and unvested at July 31, 2013 included 13,331 shares of non-vested restricted stock subject to performance-based vesting requirements.

A summary of non-vested restricted stock under the plans is as follows:

	Number of Shares	Weighted Average Price perShare

Issued and unvested at April 30, 2013	54,802	$4.52
Granted	7,000	1.68
Forfeited	(15,417)	5.84
Vested	(14,919)	5.70
Issued and unvested at July 31, 2013	31,466	2.56

There was approximately $10,000 and $15,000 of total recognized compensation cost related to restricted stock for the three months ended July 31, 2013 and 2012, respectively. As of July 31, 2013, there was approximately $42,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.2 years.

(c)Treasury Stock

During the three months ended July 31, 2013 and 2012, 4,081 and 4,274 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(8) Commitments and Contingencies

(a) Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

(b) Spain Construction Agreement

The Company is currently engaged with Iberdrola Cantabria in discussions regarding modifications to its agreement for the first phase of the construction of a wave power project off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of July 31, 2013, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

(c) Spain IVA (sales tax)

The Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($369,782) at the request of the Spanish tax authorities. This is a customary request during the inquiry period.

(d) Commercial Dispute

The Company is subject to certain claims filed by a contractor and subcontractor in connection with a dispute over a contract to perform certain work for the Company related to the deployment of an anchor/mooring system off the Oregon coast. The Company has claimed that the contractor and subcontractor were responsible for damage to the system during the deployment process. The parties are currently involved in ongoing settlement discussions. As of July 31, 2013 and April 30, 2013, the Company has accounted for the outcome of this matter in its financial statements.

(9) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the three month periods ended July 31, 2013 and 2012. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the three months ended July 31, 2013, the Company had no material changes in uncertain tax positions.

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

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended July 31, 2013
Revenues from external customers	$287,752	173,175	—	460,927
Operating loss	(3,122,599)	(315,402)	(380,152)	(3,818,153)

Three months ended July 31, 2012
Revenues from external customers	930,903	51,493	—	982,396
Operating loss	(3,851,720)	(234,974)	(222,535)	(4,309,229)

July 31, 2013
Long-lived assets	640,910	20,778	1,025	662,713
Total assets	19,373,116	1,858,080	130,578	21,361,774

April 30, 2013
Long-lived assets	675,354	24,128	1,486	700,968
Total assets	$23,097,183	1,518,496	215,380	24,831,059

(11)  Subsequent Event

On August 30, 2013, the Company issued a letter of credit for $375,000 in favor of the Oregon Department of State Lands. This letter of credit relates to the expected removal of certain of the Company’s anchoring and mooring equipment from the seabed off the coast of Oregon. This letter of credit is secured by a Certificate of Deposit with PNC Bank for a term through August 30, 2014.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for fiscal 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2013 refers to the year ended April 30, 2013).

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

We market our utility PowerBuoy system, which is designed to supply electricity to a local or regional power grid, to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply. We market our autonomous PowerBuoy system, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our autonomous PowerBuoy system, including sonar and radar surveillance, offshore oil and gas operations, tsunami warning, oceanographic data collection, and offshore aquaculture.

We were incorporated in New Jersey in 1984, began business operations in 1994, and were re-incorporated in Delaware in 2007. We currently have three wholly-owned subsidiaries, Ocean Power Technologies Ltd., Reedsport OPT Wave Park LLC and Oregon Wave Energy Partners I, LLC, and we own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd (“OPTA”). In March 2012, OPTA acquired its 100% ownership of Victorian Wave Partners Pty., Ltd.

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation (“Lockheed Martin”), in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy system as a power source for the Navy’s Deep Water Active Detection System (“DWADS”). In 2011, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program. The LEAP PowerBuoy, or APB-350, incorporates a unique power take-off and on-board storage system, and is significantly smaller and more compact than our standard utility PowerBuoy. It is designed to provide persistent, off-grid clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications. Also, in 2011, ocean trials of our first Mark 3 PowerBuoy were conducted. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. During the ocean trials, our Mark 3 PowerBuoy produced power in excess of our expectations of performance. Our utility scale Mark 3 PowerBuoy structure and mooring system achieved independent certification from Lloyd’s Register in December 2010. This certification confirms that the Mark 3 PowerBuoy design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

During fiscal 2013, we worked on projects with Mitsui Engineering & Shipbuilding and the US Department of Homeland Security, our WavePort project in Spain and our Mark 3 PowerBuoy in Oregon. We also worked on developing our Mark 4 PowerBuoy.

During the three months ended July 31, 2013, we continued work on projects with the US Department of Homeland Security and our WavePort project in Spain. We also continued our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems.

The prospective deployment and commissioning of a second Mark 3 PowerBuoy, which would be located off the coast of Oregon, must take into consideration various regulatory, business, and financial factors, including requirements of regulatory agencies and a significant use of funds.

In conjunction with this project in Oregon, we received a license from the Federal Energy Regulatory Commission (“FERC”) in August 2012 which authorized installation and operation of a grid connected wave energy array (the “License”). The License was the culmination of negotiation and collaboration between us and stakeholders which resulted in the execution of a comprehensive settlement agreement among us and 13 federal and state agencies and non-governmental agencies in July 2010 (the “Settlement Agreement”).

The FERC staff informed us in February 2013 of their view that the License’s various planning, reporting and other pre- and post-deployment requirements may extend to this first, non-grid connected buoy. We had understood that because the first buoy would not be grid-connected until a full array of 10 PowerBuoys was deployed, the first buoy would not be subject to the requirements of the License. Accordingly, in May 2013, we filed a Motion for Extensions to Comply with License Requirements with FERC. This motion sought to clarify this understanding by moving those various requirements into the future, aligning them with deployment of the full array of 10 PowerBuoys, so that they would not apply to the first non-grid connected buoy. In June 2013, FERC issued an order extending certain requirements for one year rather than aligning those requirements with the 10-buoy array as requested. By separate letter, we were informed by the FERC staff that the agency’s position remains that the License’s various requirements extend to the deployment of this initial buoy. We have chosen not to further contest this decision by FERC, and will be required to submit certain reports and perform additional studies associated with the deployment of the first buoy. This process will require significant delay of the prospective deployment of the first Oregon PowerBuoy, as well as impose additional costs on us.

Our efforts continue toward deployment of the planned 19 megawatt (MW) (62.5MW peak generation rating) wave power project off the coast of Victoria, Australia. Funding for this project includes a grant of A$66.5 million (approximately US$61 million) awarded by the Commonwealth of Australia. The grant is subject to certain terms, including achievement of significant external funding milestones, in order to enable our receipt of the grant funds. We have engaged a financial advisor to lead efforts to structure power purchase agreements and secure appropriate financing for this project. The Board of Directors of the Australian Renewable Energy Agency, the Commonwealth agency, that manages the grant, is reviewing the status of the grant, including progress toward funding milestones and amendments to the grant as proposed by us.

At July 31, 2013, our total negotiated backlog was $3.5 million compared with $5.8 million at July 31, 2012. We anticipate that the majority of our backlog will be recognized as revenue over a period exceeding 12 months. Approximately $1.2 million of our backlog at July 31, 2013, is for our Oregon project; the realization of that backlog as revenues will depend on the resolution of regulatory matters and our decision to seek additional funding to enable completion of this project. Most of our backlog at July 31, 2013 and 2012 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy (“DOE”) for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $3.5 million and $5.0 million at July 31, 2013 and 2012, respectively.

For the three months ended July 31, 2013, we generated revenues of $0.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $3.7 million, compared to revenues of $1.0 million and a net loss attributable to Ocean Power Technologies, Inc. of $4.3 million for the three months ended July 31, 2012. As of July 31, 2013, our accumulated deficit was $144.4 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

The continued global economic uncertainty may have a negative effect on our business, financial condition and results of operations. Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the prevailing price of electricity in many significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed to feed electricity into a local or regional power grid, depends significantly on the availability and magnitude of government incentives and subsidies for wave energy. Federal, state and local governmental bodies in many countries have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates. The timing, scope and size of new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. We do not believe the continuing global economic uncertainty will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom standard parts found in many regions of the world.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Most of our revenue in the three months ended July 31, 2013 and 2012 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2013 and 2012:

Customer	Three months ended July 31,
($ millions)	2013	2012

US Department of Energy	$0.1	$0.6
European Union (WavePort project)	0.2	0.2
US Navy	—	0.1
UK Government's Technology Strategy Board	0.2	—
Other	—	0.1

	$0.5	$1.0

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the three months ended July 31, 2013 and 2012:

	Three months ended July 31,
Customer Location	2013	2012

United States	27%	72%
Europe	73%	22%
Asia and Australia	—	6%

	100%	100%

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

Most of our revenue recorded for the three months ended July 31, 2013 and 2012 was generated from cost-sharing contracts, which result in zero gross profit. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs primarily relate to our efforts to increase the power output and reliability of our utility PowerBuoy systems, autonomous PowerBuoy systems, and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $18.6 million as of July 31, 2013, compared to $29.4 million as of July 31, 2012.

We anticipate that our interest income reported in fiscal 2014 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $2.7 million as of July 31, 2013 and $2.9 million as of July 31, 2012, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $18.6 million as of July 31, 2013 and $29.4 million as of July 31, 2012. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2013 and 2012 were recorded in Euros, British pounds sterling or Japanese yen.

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

Results of Operations

Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	July 31, 2013		July 31, 2012		% Change
		As a % of		As a % of	2013 Period to
	Amount	Revenues (1)	Amount	Revenues (1)	2012 Period
Revenues	$460,927	100%	$982,396	100%	(53)%
Cost of revenues	460,376	100	979,860	100	(53)
Gross profit	551	―	2,536	―	(78)
Operating expenses:
Product development costs	1,270,945	276	1,927,427	196	(34)
Selling, general and administrative costs	2,547,759	553	2,384,338	243	7
Total operating expenses	3,818,704	828	4,311,765	439	(11)
Operating loss	(3,818,153)	(828)	(4,309,229)	(439)	11
Interest income, net	358	―	55,424	6	(99)
Foreign exchange gain (loss)	21,770	5	(108,323)	(11)	(120)
Net loss	(3,796,025)	(823)	(4,362,128)	(444)	13
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	46,055	10	26,075	3	77
Net loss attributable to Ocean Power Technologies, Inc.	$(3,749,970)	(814)%	$(4,336,053)	(441)%	14%

(1) Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $0.5 million, or 53%, to $0.5 million in the three months ended July 31, 2013, as compared to $1.0 million in the three months ended July 31, 2012. The decrease in revenue related to our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our Mark 4 PowerBuoy development project and the completion of the current phase of our project with Mitsui Engineering & Shipbuilding in the prior fiscal year.

Cost of revenues

Cost of revenues decreased by $0.5 million, or 53%, to $0.5 million in the three months ended July 31, 2013, as compared to $1.0 million in the three months ended July 31, 2012. The decrease in cost of revenues related to our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our Mark 4 PowerBuoy development project and the completion of the current phase of our project with Mitsui Engineering & Shipbuilding in the prior fiscal year.

We operated at a slight gross profit in the three month periods ended July 31, 2013 and 2012. Most of our projects in the three month periods ended July 31, 2013 and 2012 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $0.7 million, or 34%, to $1.3 million in the three months ended July 31, 2013, as compared to $1.9 million in the three months ended July 31, 2012. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems. The decrease in product development costs was related primarily to a decrease in activity related to our PowerBuoy project off the coast of Oregon. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses. During the three months ended July 31, 2013, the majority of funding for our Mark 4 PowerBuoy development project was from external sources.

Selling, general and administrative costs

Selling, general and administrative costs increased by approximately $0.2 million, or 7%, to $2.6 million for the three months ended July 31, 2013 as compared to $2.4 million for the three months ended July 31, 2012. The increase was due primarily to fees associated with the establishment of an At the Market Offering Agreement and site development expenses related to a potential project in Australia. These increases were offset by decreased employee related costs and third party consultant costs.

Interest income

Interest income decreased approximately 99% to $358 for the three months ended July 31, 2013, as compared to $55,000 in the three months ended July 31, 2012, due to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange gain

Foreign exchange gain was $22,000 for the three months ended July 31, 2013, compared to a foreign exchange loss of $108,000 for the three months ended July 31, 2012. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro, Australian dollar and Japanese yen compared to the US dollar during the two periods.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2013, our net losses were $30 million and our net cash used in operating activities was $24.8 million.

Cash flows for the three months ended July 31, 2013 and 2012 were as follows:

	2013	2012
Net loss	$(3,796,025)	$(4,362,128)

Adjustments for noncash operating items	320,514	619,099

Net cash operating loss	(3,475,511)	(3,743,029)

Net change in operating assets and liabilities	397,981	368,816

Net cash used in operating activities	$(3,077,530)	$(3,374,213)

Net cash provided by (used in) investing activities	$4,080,542	$(812,394)

Net cash used in financing activities	$(31,814)	$(34,122)

Effect of exchange rates on cash and cash equivalents	$(6,335)	$(43,074)

Net cash used in operating activities

Net cash used in operating activities was $3.1 million and $3.4 million for the three months ended July 31, 2013 and 2012, respectively. The change was the result of a decrease in net loss of $0.6 million and decreases in noncash operating items of $0.3 million.

The decrease in net loss for the three months ended July 31, 2013 compared to the three months ended July 31, 2012 reflects a decrease in product development costs of $0.7 million relating primarily to a decrease in activity related to our PowerBuoy project off the coast of Oregon.

The decrease in noncash operating items reflects a decrease in equity compensation of $0.2 million and a gain on foreign exchange of $0.1 million.

The increase in operating assets and liabilities reflects the collection of $0.5 million in accounts receivable, a net increase in accounts payable and accrued expenses of $0.4 million offset by an increase of $0.2 million for prepaid insurances, and a net decrease of $0.3 million in unearned revenues, during the three months ended July 31, 2013.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $4.1 million for the three months ended July 31, 2013 and net cash used in investing activities was $0.8 million for the three months ended July 31, 2012. The change was primarily the result of a net increase in maturities of marketable securities during the three months ended July 31, 2013.

Net cash used in financing activities

Net cash used in financing activities was $32,000 and $34,000 for the three months ended July 31, 2013 and 2012, respectively. The net cash used was primarily for repayment of long-term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $6,000 and $43,000 in the three months ended July 31, 2013 and 2012, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We have incurred negative operating cash flows since our inception. As of July 31, 2013, our cash and cash equivalents, marketable securities and restricted cash balance was approximately $18.6 million. Based upon cash and cash equivalents and marketable securities balance as of July 31, 2013, we believe that we will be able to finance our capital requirements and operations into the fourth calendar quarter of 2014.

During fiscal 2014 and 2013, we have continued to make investments in ongoing product development efforts in anticipation of future growth. Our future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from competition, new products, technological change, recent economic activity and dependence on key personnel. In order to complete our future growth strategy, we will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to us as needed. However, if financing is not achieved, we may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures.

In January 2013, we filed with the SEC a shelf registration statement on Form S-3 registering the sale of up to $40,000,000 of debt, equity and other securities (the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013 and affords us additional financial flexibility. On June 6, 2013, we entered into an At the Market Offering Agreement (the “Offering Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).  Pursuant to the Offering Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time over the three-year term of the Offering Agreement, through or to the Manager, acting as sales agent and/or principal. Subject to certain limited exceptions, these sales will be made in ordinary brokerage transactions at prevailing market prices.

We did not sell any shares pursuant to the Offering Agreement in the quarter ended July 31, 2013. Sales commenced during the second quarter, and an immaterial amount has been sold as of the date of the filing of this Quarterly Report on Form 10-Q. Any sale of shares under the Offering Agreement will be made pursuant to our instructions (including any price, time or size limits or other customary conditions or parameters that it may impose) and will be registered on the S-3 Shelf in reliance on, and subject to the limitations of, General Instruction I.B.6 of Form S-3 and other applicable law and regulation. In particular, Form S-3, limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of our public float. The Company is under no obligation to sell, and the Manager is under no obligation to purchase or place, securities under the Offering Agreement, and there can be no assurance that we will do so or will be able to do so on favorable terms or at all.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of July 31, 2013, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.    RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2013. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 12, 2013.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

May 1-31, 2013	―	―	―	―
June 1-30, 2013	3,604	$1.68	―	―
July 1-31, 2013	477	$1.59	―	―

(1)Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

None.

Item 5.       OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1

At the Market Offering Agreement, dated as of June 6, 2013, by and between Ocean Power Technologies, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 7, 2013.

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, filed September 13, 2013: (i) Consolidated Balance Sheets – July 31, 2013 (unaudited) and April 30, 2013, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three Months Ended July 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2013 and 2012, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Charles F. Dunleavy Charles F. Dunleavy
Chief Executive Officer (Principal Executive Officer)
Interim Chief Financial Officer (Principal Financial Officer)

Date: September 13, 2013

EXHIBITS INDEX

10.1

At the Market Offering Agreement, dated as of June 6, 2013, by and between Ocean Power Technologies, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 7, 2013.

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, filed September 13, 2013: (i) Consolidated Balance Sheets – July 31, 2013 (unaudited) and April 30, 2013, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three Months Ended July 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2013 and 2012, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.