Form 10-Q
period 2013-10-31
Ocean Power Technologies, Inc.
filed 2013-12-13
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

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

As of November 30, 2013, the number of outstanding shares of common stock of the registrant was 12,160,045.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2013

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

PART I — FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2013	April 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,032,284	6,372,788
Marketable securities	6,498,171	13,996,705
Accounts receivable, net	—	796,332
Unbilled receivables	178,083	127,598
Other current assets	274,812	152,962
Total current assets	16,983,350	21,446,385
Property and equipment, net	612,612	700,968
Patents, net	938,402	1,044,902
Accounts receivable	212,018	—
Restricted cash	2,159,856	1,366,256
Other noncurrent assets	418,551	272,548
Total assets	$21,324,789	24,831,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$502,439	510,031
Accrued expenses	4,328,550	3,900,623
Unearned revenues	783,062	1,117,115
Current portion of long-term debt	100,000	100,000
Total current liabilities	5,714,051	5,627,769
Long-term debt	200,000	250,000
Long-term unearned revenues	51,276	232,033
Deferred credits	600,000	600,000
Total liabilities	6,565,327	6,709,802
Commitments and contingencies (note 8)
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 11,726,883 and 10,403,215 shares, respectively	11,727	10,403
Treasury stock, at cost; 37,852 and 33,771 shares, respectively	(130,707)	(123,893)
Additional paid-in capital	162,961,343	159,155,365
Accumulated deficit	(147,691,838)	(140,671,311)
Accumulated other comprehensive loss	(151,476)	(79,786)
Total Ocean Power Technologies, Inc. stockholders’ equity	14,999,049	18,290,778
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(239,587)	(169,521)
Total equity	14,759,462	18,121,257
Total liabilities and stockholders’ equity	$21,324,789	24,831,059

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Revenues	$463,608	1,360,299	924,535	2,342,695
Cost of revenues	462,336	1,246,277	922,712	2,226,137
Gross profit	1,272	114,022	1,823	116,558
Operating expenses:
Product development costs	1,610,089	2,937,567	2,881,034	4,864,994
Selling, general and administrative costs	1,808,892	2,104,628	4,356,651	4,488,966
Total operating expenses	3,418,981	5,042,195	7,237,685	9,353,960
Operating loss	(3,417,709)	(4,928,173)	(7,235,862)	(9,237,402)
Interest income, net	2,879	34,888	3,237	90,312
Foreign exchange gain (loss)	107,357	102,741	129,127	(5,582)
Net loss	(3,307,473)	(4,790,544)	(7,103,498)	(9,152,672)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	36,916	39,004	82,971	65,079
Net loss attributable to Ocean Power Technologies, Inc.	$(3,270,557)	(4,751,540)	(7,020,527)	(9,087,593)
Basic and diluted net loss per share	$(0.31)	(0.46)	(0.67)	(0.88)
Weighted average shares used to compute basic and diluted net loss per share	10,510,214	10,301,601	10,416,021	10,298,800

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(3,307,473)	(4,790,544)	$(7,103,498)	(9,152,672)
Foreign currency translation adjustment	(52,900)	(13,476)	(71,690)	(23,960)
Total comprehensive loss	(3,360,373)	(4,804,020)	(7,175,188)	(9,176,632)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(9,214)	38,416	12,905	65,552
Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(3,369,587)	(4,765,604)	(7,162,283)	(9,111,080)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(7,103,498)	(9,152,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(129,127)	5,582
Depreciation and amortization	217,079	245,382
Treasury note premium amortization	5,391	26,023
Compensation expense related to stock option grants and restricted stock	369,503	617,200
Changes in operating assets and liabilities:
Accounts receivable	357,244	482,671
Long-term receivables	212,018	―
Unbilled receivables	(50,484)	(434,090)
Other current assets	(122,169)	387,395
Other noncurrent assets	(138,734)	(14,121)
Accounts payable	(7,040)	82,601
Accrued expenses	421,744	910,155
Unearned revenues	(334,630)	542,993
Long-term unearned revenues	(180,757)	—
Net cash used in operating activities	(6,483,460)	(6,300,881)
Cash flows from investing activities:
Purchases of marketable securities	(9,497,707)	(10,041,162)
Maturities of marketable securities	16,990,850	20,753,357
Restricted cash	(745,000)	75,000
Purchases of equipment	(21,191)	(340,248)
Net cash provided by investing activities	6,726,952	10,446,947
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	3,429,799	―
Proceeds from the exercise of stock options	8,000	―
Repayment of debt	(50,000)	(50,000)
Acquisition of treasury stock	(6,814)	(9,122)
Net cash provided by (used in) financing activities	3,380,985	(59,122)
Effect of exchange rate changes on cash and cash equivalents	35,019	6,127
Net increase in cash and cash equivalents	3,659,496	4,093,071
Cash and cash equivalents, beginning of period	6,372,788	9,353,460
Cash and cash equivalents, end of period	$10,032,284	13,446,531

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	―	3,336

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

					Additional		Other
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total Equity

Balance, April 30, 2012	10,407,389	$10,407	(23,544)	$(102,388)	158,296,458	(125,989,474)	(78,990)	(28,632)	32,107,381

Net loss	—	—	—	—	—	(9,087,593)	—	(65,079)	(9,152,672)

Stock based compensation	—	—	—	—	590,344	—	—	—	590,344

Issuance of restricted stock, net	8,159	9	—	—	26,849	—	—	—	26,858

Acquisition of treasury stock	—	—	(4,274)	(9,122)	—	—	—	—	(9,122)

Other comprehensive loss	—	—	—	—	—	—	(23,487)	(473)	(23,960)

Balance, October 31, 2012	10,415,548	$10,416	(27,818)	$(111,510)	158,913,651	(135,077,067)	(102,477)	(94,184)	23,538,829

Balance, April 30, 2013	10,403,215	$10,403	(33,771)	$(123,893)	159,155,365	(140,671,311)	(79,786)	(169,521)	18,121,257

Net loss	—	—	—	—	—	(7,020,527)	—	(82,971)	(7,103,498)

Stock based compensation	—	—	—	—	348,016	—	—	—	348,016

Issuance of restricted stock, net	19,822	20	—	—	21,467	—	—	—	21,487

Stock issued upon exercise of stock options	4,000	4	—	—	7,996	—	—	—	8,000

Acquisition of treasury stock, net	—	—	(4,081)	(6,814)	—	—	—	—	(6,814)

Sale of stock, net	1,299,846	1,300			3,428,499	—	—	—	3,429,799

Other comprehensive loss	—	—	—	—	—	—	(71,690)	12,905	(58,785)

Balance, October 31, 2013	11,726,883	$11,727	(37,852)	$(130,707)	162,961,343	(147,691,838)	(151,476)	(239,587)	14,759,462

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

The Company has incurred net losses and negative operating cash flows since inception. As of October 31, 2013, the Company had an accumulated deficit of $147.7 million. As of October 31, 2013, the Company’s cash and cash equivalents, marketable securities and restricted cash balance was approximately $18.7 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of October 31, 2013, the Company believes that it will be able to finance its capital requirements and operations into the first calendar quarter of 2015.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the six months ended October 31, 2013, the Company sold approximately 1,300,000 shares pursuant to the Offering Agreement for net proceeds of approximately $3,429,800 and subsequently sold approximately 471,000 shares in November 2013 for net proceeds of approximately $1,236,900. Sales of shares under the Offering Agreement are made pursuant to the Company’s instructions (including any price, time or size limits or other customary conditions or parameters that it may impose) and are registered on the S-3 Shelf in reliance on, and subject to the limitations of, General Instruction I.B.6 of Form S-3 and other applicable law and regulations. In particular, Form S-3 limits the aggregate market value of securities that the Company is permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of the Company’s public float. The Company is under no obligation to sell, and the Manager is under no obligation to purchase or place, securities under the Offering Agreement, and there can be no assurance that the Company will continue to do so or will be able to do so on favorable terms or at all.

(2) Summary of Significant Accounting Policies

(a) Consolidation and Cost Method Investment

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of October 31, 2013, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of October 31, 2013, there were no such entities.

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

Unbilled receivables represent expenditures on contracts, plus applicable profit margin (if applicable), not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction of unbilled receivables, and to the extent that such billings and cash collections exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.

(d) Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	October 31, 2013	April 30, 2013

Checking and savings accounts	$5,344,339	2,184,322
Money market funds	1,688,000	4,188,466
Treasury bills	2,999,945	―
	$10,032,284	6,372,788

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of October 31, 2013 and April 30, 2013, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company's subsidiaries, under a €800,000 ($989,856) credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of October 31, 2013, there were €544,828 ($749,551) in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 5.

The third agreement concerns two letters of credit issued by Ocean Power Technologies, Inc. for the benefit of Oregon Department of State Lands. The two letters of credit relate to the removal of certain of the Company’s anchoring and mooring equipment from the seabed off the coast of Oregon. These letters of credit are secured by two certificates of deposit with PNC Bank. The first letter of credit for $375,000 has a term through August 31, 2014 and the second letter of credit for $470,000 has a term through October 16, 2014.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Cash restricted under security agreements is as follows:

	October 31, 2013	April 30, 2013

Barclays Bank agreement	$989,856	941,256
NJBPU agreement	325,000	425,000
Oregon Department of State Lands	845,000	―
	$2,159,856	1,366,256

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Foreign exchange gain (loss)	$107,357	102,741	129,127	(5,582)

	October 31, 2013	April 30, 2013
Foreign currency denominated certificates of deposit and cash accounts:
Restricted	$989,856	941,256
Unrestricted	1,078,961	1,550,458
	$2,068,817	2,491,714

(h) Long-Lived Assets

Long-lived assets, such as property and equipment and patents subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the six months ended October 31, 2013.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
Customer	2013	2012	2013	2012

European Union (WavePort project)	61%	13%	46%	15%
US Department of Energy	22%	49%	24%	55%
UK Government's Technology Strategy Board	―	1%	19%	3%
Mitsui Engineering & Ship Building	15%	31%	8%	20%

	98%	94%	97%	93%

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

In computing diluted net loss per share, outstanding options to purchase shares of common stock and non-vested restricted stock held by employees and non-employee directors, totaling 1,493,353 during the three and six months ended October 31, 2013 and 1,618,371 during the three and six months ended October 31, 2012, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(k) Recently Issued Accounting Standards

There were no Accounting Standards issued during the quarter ended October 31, 2013 for the Company’s consideration.

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	October 31, 2013	April 30, 2013
US Treasury obligations	$6,498,171	13,996,705

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(4) Balance Sheet Detail

	October 31, 2013	April 30, 2013

Accounts Receivable, net
Accounts receivable	$528,230	1,086,847
Allowance for doubtful accounts	(316,212)	(290,515)
	$212,018	796,332

Property and Equipment
Property and Equipment	$2,236,605	2,212,991
Accumulated depreciation	(1,623,993)	(1,512,023)
	$612,612	700,968

Patents
Patents	$1,560,250	1,558,630
Accumulated amortization	(621,848)	(513,728)
	$938,402	1,044,902

Accrued Expenses
Project costs	$2,379,701	1,698,959
Contract loss reserves	785,000	785,000
Employee incentive payments	100,416	249,469
Accrued salary and benefits	405,686	547,404
Investment in joint venture	182,821	173,842
Legal and accounting fees	303,941	214,891
Other	170,985	231,058
	$4,328,550	3,900,623

(5) Debt

The Company was awarded a recoverable grant totaling $500,000 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. The Company updates the certificate of deposit outstanding balance annually. See Note 2(f).

	October 31, 2013	April 30, 2013

Total debt	$300,000	350,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$200,000	250,000

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(6) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of October 31, 2013, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of October 31, 2013.

(7) Stock-Based Compensation

Costs resulting from all stock-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimated fair value. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $370,000 and $617,000 for the six months ended October 31, 2013 and 2012, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted During the Six Months Ended October 31, 2013 and 2012

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the six months ended October 31, 2013 and 2012 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the six months ended October 31, 2013 and historical volatility for a peer group of companies for the six months ended October 31, 2012 for a period equal to the stock option's expected life, calculated on a daily basis.

	Six Months Ended October 31,
	2013	2012
Risk-free interest rate	1.6%	0.9%
Expected dividend yield	0.0%	0.0%
Expected life (years)	6.0	6.1
Expected volatility	74.61%	86.15%

The above assumptions were used to determine the weighted average per share fair value of $1.11 and $1.60 for stock options granted during the six months ended October 31, 2013 and 2012, respectively.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2013	1,305,988	$7.43
Forfeited	(195,716)	5.87
Exercised	(4,000)	2.00
Granted	334,471	1.53
Outstanding as of October 31, 2013	1,440,743	6.29	6.2
Exercisable as of October 31, 2013	915,839	8.53	4.7

As of October 31, 2013, the total intrinsic value of outstanding options was approximately $246,000 and the total intrinsic value of exercisable options was approximately $55,000. As of October 31, 2013, approximately 916,000 additional options are expected to vest in the future, which options had approximately $191,000 of intrinsic value and a weighted average remaining contractual term of 8.9 years. There was approximately $348,000 and $590,000 of total recognized compensation cost related to stock options for the six months ended October 31, 2013 and 2012, respectively. As of October 31, 2013, there was approximately $614,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.5 years. The Company normally issues new shares to satisfy option exercises under these plans. During the six months ended October 31, 2013, stock options granted included 30,520 stock options which are subject to performance-based vesting requirements. Stock options outstanding as of October 31, 2013 included 50,092 stock options subject to performance-based vesting requirements.

(b) Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the six months ended October 31, 2013, there were 7,000 shares of non-vested restricted stock granted to employees with performance-based vesting requirements. During the six months ended October 31, 2013, 16,417 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives. Restricted stock issued and unvested at October 31, 2013 included 12,331 shares of non-vested restricted stock subject to performance-based vesting requirements.

A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share

Issued and unvested at April 30, 2013	54,802	$4.52
Granted	36,239	1.70
Forfeited	(16,417)	5.75
Vested	(22,014)	4.96
Issued and unvested at October 31, 2013	52,610	2.01

There was approximately $21,000 and $27,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2013 and 2012, respectively. As of October 31, 2013, there was approximately $71,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.5 years.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(c)Treasury Stock

During the six months ended October 31, 2013 and 2012, 4,081 and 4,274 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(8) Commitments and Contingencies

(a) Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

(b) Spain Construction Agreement

The Company is currently engaged with Iberdrola Cantabria in discussions regarding modifications to its agreement for the first phase of the construction of a wave power project off the coast of Spain. This first phase was due to be completed by December 31, 2009. If no modification is agreed to by the parties, the customer may, subject to certain conditions in the agreement, terminate the agreement and would not be obligated to make any more milestone payments. The agreement also provides that the customer may seek reimbursement for direct damages only, limited to amounts specified in the agreement, if the Company is in default of its obligations under the agreement. As of October 31, 2013, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

(c) Spain IVA (sales tax)

The Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit under the credit facility with Barclays Bank in the amount of €278,828 ($383,333) at the request of the Spanish tax authorities. This is a customary request during the inquiry period.

(d) Commercial Dispute

The Company is subject to certain claims filed by a contractor and subcontractor in connection with a dispute over a contract to perform certain work for the Company related to the deployment of an anchor/mooring system off the Oregon coast. The Company has claimed that the contractor and subcontractor were responsible for damage to the system during the deployment process. The parties are currently involved in ongoing settlement discussions. As of October 31, 2013 and April 30, 2013, the Company has accounted for the outcome of this matter in its financial statements.

(9) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the six month periods ended October 31, 2013 and 2012. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the six months ended October 31, 2013, the Company had no material changes in uncertain tax positions.

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

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended October 31, 2013
Revenues from external customers	$460,837	2,771	—	463,608
Operating loss	(2,714,747)	(396,523)	(306,439)	(3,417,709)

Three months ended October 31, 2012
Revenues from external customers	1,353,928	6,371	—	1,360,299
Operating loss	(4,337,988)	(266,004)	(324,181)	(4,928,173)

October 31, 2013
Long-lived assets	595,341	16,499	772	612,612
Total assets	20,002,947	1,247,749	74,093	21,324,789

April 30, 2013
Long-lived assets	675,354	24,128	1,486	700,968
Total assets	$23,097,183	1,518,496	215,380	24,831,059

Six months ended October 31, 2013
Revenues from external customers	748,589	175,946	—	924,535
Operating loss	(5,837,346)	(711,925)	(686,591)	(7,235,862)

Six months ended October 31, 2012
Revenues from external customers	$2,284,831	57,864	—	2,342,695
Operating loss	(8,189,708)	(500,978)	(546,716)	(9,237,402)

(11)  Subsequent Event

On November 5, 2013, the Company sold an additional 471,000 shares of common stock pursuant to the Offering Agreement for total net proceeds of approximately $1,236,900.

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

We were incorporated in New Jersey in 1984, began business operations in 1994, and were re-incorporated in Delaware in 2007. We currently have three wholly-owned subsidiaries: Ocean Power Technologies Ltd., organized under the laws of the United Kingdom and Reedsport OPT Wave Park LLC and Oregon Wave Energy Partners I, LLC, each organized under the laws of Delaware. We also own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd (“OPTA”), organized under the laws of Australia.

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

We have established an at the market offering facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (the “Manager”) via an At the Market Offering Agreement entered into in June 2013 (the “Offering Agreement”). Under the Offering Agreement, we may offer and sell shares of our common stock from time to time through or to the Manager, acting as sales agent and /or principal. Subject to certain limited exceptions, these sales are made in ordinary brokerage transactions at prevailing market prices. We have registered offerings under the ATM Facility on an effective Form S-3 shelf registration statement (the “S-3 Shelf”).

During the six months ended October 31, 2013, we sold approximately 1,300,000 shares pursuant to the Offering Agreement for net proceeds of approximately $3,429,800 and subsequently sold approximately 471,000 shares in November 2013 for net proceeds of approximately $1,236,900. Sales of shares under the Offering Agreement are made pursuant to our instructions (including any price, time or size limits or other customary conditions or parameters that we may impose) and are registered on the S-3 Shelf in reliance on, and subject to the limitations of, General Instruction I.B.6 of Form S-3 and other applicable law and regulations. In particular, Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of our public float. We are under no obligation to sell, and the Manager is under no obligation to purchase or place, securities under the Offering Agreement, and there can be no assurance that we will continue to do so or will be able to do so on favorable terms or at all.

During fiscal 2013, we worked on projects with Mitsui Engineering & Shipbuilding (“MES”) and the US Department of Homeland Security, as well as our WavePort project in Spain and our Mark 3 PowerBuoy project in Oregon. We also worked on developing our Mark 4 PowerBuoy.

During the three months ended October 31, 2013 we received a $2.6 million contract from MES to provide design services and supply key components of a PowerBuoy system intended for deployment off the coast of Japan. In addition, we signed a new agreement with MES to cooperate in the development and commercialization of OPT’s PowerBuoy technology. Further, we were selected for a $1.0 million award from the US Department of Energy (“DOE”). The receipt of funds under this award is subject to the negotiation of a definitive contract and confirmation of cost sharing sources. This award is not included in our negotiated backlog. We continued work on projects with the US Department of Energy and our WavePort project in Spain. We also continued our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems.

The prospective deployment and commissioning of our Mark 3 PowerBuoy, which would be located off the coast of Oregon, must take into consideration various regulatory, business, and financial factors, including requirements of regulatory agencies and a significant use of funds.

In conjunction with this project in Oregon, we received a license from the Federal Energy Regulatory Commission (“FERC”) in August 2012 which authorized installation and operation of a grid connected wave energy array (the “License”). In addition, we signed a comprehensive settlement agreement among us and 13 federal and state agencies and non-governmental agencies in July 2010 (the “Settlement Agreement”).

The FERC staff informed us in February 2013 of their view that the License’s various planning, reporting and other pre- and post-deployment requirements may extend to this first, non-grid connected buoy. We had understood that because the first buoy would not be grid-connected until a full array of 10 PowerBuoys was deployed, the first buoy would not be subject to the requirements of the License. Accordingly, in May 2013, we filed a Motion for Extensions to Comply with License Requirements with FERC. This motion sought to clarify this understanding by moving those various requirements into the future, aligning them with deployment of the full array of 10 PowerBuoys, so that they would not apply to the first non-grid connected buoy. In June 2013, FERC issued an order extending certain requirements for one year rather than aligning those requirements with the 10-buoy array as requested. By separate letter, we were informed by the FERC staff that the agency’s position remains that the License’s various requirements extend to the deployment of this initial buoy. We have chosen not to further contest this decision by FERC, and would be required to submit certain reports and perform additional studies associated with the deployment of the first buoy. This process would result in significant delay of the prospective deployment of the first Oregon PowerBuoy, as well as impose additional costs on us. Deployment and commissioning of the first buoy would need to take into consideration various regulatory requirements, business and financial factors, including the need to raise additional funding directly related to this project. As a result, we have suspended activity on this project as we assess these factors and consider the best path forward.

Our efforts continue toward development of the planned 19 megawatt (MW) (62.5MW peak generator rating) wave power project off the coast of Victoria, Australia. Funding for this project includes a grant of A$66.5 million (approximately US$61 million) awarded by the Commonwealth of Australia. The grant is subject to certain terms, including achievement of significant external funding milestones, in order to enable our receipt of the grant funds. We have engaged a financial advisor to lead efforts to structure power purchase agreements and assist us to secure appropriate financing for this project. The Board of Directors of the Australian Renewable Energy Agency, the Commonwealth agency, that manages the grant, is reviewing the status of the grant, including progress toward funding milestones and amendments to the grant as proposed by us.

At October 31, 2013, our total negotiated backlog was $5.8 million compared with $5.2 million at October 31, 2012. We anticipate that the majority of our backlog will be recognized as revenue over a period exceeding 12 months. Approximately $1.2 million of our backlog at October 31, 2013, is for our Oregon project; our continuation of work on this project and the prospective realization of that backlog as revenues would depend on certain factors, including the resolution of regulatory matters, the availability of additional funding to specifically enable completion of this project and the result of discussions with key project stakeholders. Most of our backlog at October 31, 2013 and 2012 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy (“DOE”) for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Our backlog was fully funded at October 31, 2013 and 2012.

For the three months ended October 31, 2013, we generated revenues of $0.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $3.3 million, compared to revenues of $1.4 million and a net loss attributable to Ocean Power Technologies, Inc. of $4.8 million for the three months ended October 31, 2012. As of October 31, 2013, our accumulated deficit was $147.7 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

The continued global economic uncertainty may have a negative effect on our business, financial condition and results of operations. Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the prevailing price of electricity in many significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed to feed electricity into a local or regional power grid, depends significantly on the availability and magnitude of government incentives and subsidies for wave energy. Federal, state and local governmental bodies in many countries have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates. The timing, scope and size of new government programs for renewable energy is uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. We do not believe that the continuing global economic uncertainty will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom standard parts found in many regions of the world.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Most of our revenue in the three and six months ended October 31, 2013 and 2012 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2013 and 2012:

Customer	Three months ended October 31,		Six months ended October 31,
($ millions)	2013	2012	2013	2012

US Department of Energy	$0.1	$0.7	$0.2	$1.3
Mitsui Engineering & Shipbuilding	0.1	0.4	0.1	0.5
European Union (WavePort project)	0.3	0.2	0.4	0.3
US Navy	–	–	–	0.1
UK Government's Technology Strategy Board	–	–	0.2	0.1
Other	–	0.1	–	–
	$0.5	$1.4	$0.9	$2.3

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the six months ended October 31, 2013 and 2012:

	Six months ended October 31,
Customer Location	2013	2012

United States	25%	63%
Europe	67%	17%
Asia and Australia	8%	20%

	100%	100%

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

Most of our revenue recorded for the six months ended October 31, 2013 and 2012 was generated from cost-sharing contracts, which result in zero gross profit. Our ability to generate a gross profit will depend on the nature of future contracts, our success at developing sales of our PowerBuoy systems and our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems, and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our product development expenses.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $18.7 million as of October 31, 2013, compared to $26.4 million as of October 31, 2012.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $2.1 million as of October 31, 2013 and $3.6 million as of October 31, 2012, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $18.7 million as of October 31, 2013 and $26.4 million as of October 31, 2012. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and six months ended October 31, 2013 and 2012 were recorded in Euros, British pounds sterling or Japanese yen.

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

Results of Operations

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2013 and 2012:

	Three Months Ended	Three Months Ended
	October 31, 2013	October 31, 2012	% Change
			2013 Period to
	Amount	Amount	2012 Period
Revenues	$463,608	$1,360,299	(66)%
Cost of revenues	462,336	1,246,277	(63)
Gross profit	1,272	114,022	(99)
Operating expenses:
Product development costs	1,610,089	2,937,567	(45)
Selling, general and administrative costs	1,808,892	2,104,628	(14)
Total operating expenses	3,418,981	5,042,195	(32)
Operating loss	(3,417,709)	(4,928,173)	31
Interest income, net	2,879	34,888	(92)
Foreign exchange gain	107,357	102,741	4
Net loss	(3,307,473)	(4,790,544)	31
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	36,916	39,004	(5)
Net loss attributable to Ocean Power Technologies, Inc	$(3,270,557)	$(4,751,540)	31%

Revenues

Revenues decreased by $0.9 million, or 66%, to $0.5 million in the three months ended October 31, 2013, as compared to $1.4 million in the three months ended October 31, 2012. The decrease in revenue resulted from the suspension of our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our Mark 4 PowerBuoy development project and the completion of a project with MES in the prior fiscal year. These decreases were partially offset by increases related to our WavePort project off the coast of Spain and work performed under the $2.6 million contract entered into in October 2013 with MES.

Cost of revenues

Cost of revenues decreased by $0.7 million, or 63%, to $0.5 million in the three months ended October 31, 2013, as compared to $1.2 million in the three months ended October 31, 2012. The decrease in cost of revenues resulted from the suspension of our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our Mark 4 PowerBuoy development project and the completion of a project with MES in the prior fiscal year. These decreases were partially offset by increases related to our WavePort project off the coast of Spain and work performed under the $2.6 million contract entered into in October 2013 with MES.

We operated at a slight gross profit in the three month periods ended October 31, 2013 and 2012. Most of our projects in the three month periods ended October 31, 2013 and 2012 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $1.3 million, or 45%, to $1.6 million in the three months ended October 31, 2013, as compared to $2.9 million in the three months ended October 31, 2012. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems. The decrease in product development costs was related primarily to a decrease in activity related to our PowerBuoy project off the coast of Oregon. Over the next several years, it is our intent to fund the majority of our product development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our product development expenses.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $0.3 million, or 14%, to $1.8 million for the three months ended October 31, 2013 as compared to $2.1 million for the three months ended October 31, 2012. The decrease was due primarily to decreased employee related costs and third party consultant costs partially offset by higher costs associated with our activities in Spain.

Interest income

Interest income decreased approximately 92% to $2,900 for the three months ended October 31, 2013, as compared to approximately $35,000 in the three months ended October 31, 2012, due to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange gain

Foreign exchange gain was $107,000 for the three months ended October 31, 2013, compared to $103,000 for the three months ended October 31, 2012. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro, Australian dollar and Japanese yen compared to the US dollar during the two periods.

Six Months Ended October 31, 2013 Compared to Six Months Ended October 31, 2012

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2013 and 2012:

	Six Months Ended	Six Months Ended
	October 31, 2013	October 31, 2012	% Change
			2013 Period to
	Amount	Amount	2012 Period
Revenues	$924,535	$2,342,695	(61)%
Cost of revenues	922,712	2,226,137	(59)
Gross profit	1,823	116,558	(98)
Operating expenses:
Product development costs	2,881,034	4,864,994	(41)
Selling, general and administrative costs	4,356,651	4,488,966	(3)
Total operating expenses	7,237,685	9,353,960	(23)
Operating loss	(7,235,862)	(9,237,402)	22
Interest income, net	3,237	90,312	(96)
Foreign exchange gain (loss)	129,127	(5,582)	(2,413)
Net loss	(7,103,498)	(9,152,672)	22
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	82,971	65,079	27
Net loss attributable to Ocean Power Technologies, Inc	$(7,020,527)	$(9,087,593)	23%

Revenues

Revenues decreased by $1.4 million, or 61%, to $0.9 million in the six months ended October 31, 2013, as compared to $2.3 million in the six months ended October 31, 2012. The decrease in revenue related to the suspension of our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our Mark 4 PowerBuoy development project and the completion of a project with MES in the prior fiscal year. These decreases were partially offset by an increase in revenue related to our WavePort project off the coast of Spain and work performed under our new contract received in October 2013 from MES.

Cost of revenues

Cost of revenues decreased by $1.3 million, or 59%, to $0.9 million in the six months ended October 31, 2013, as compared to $2.2 million in the six months ended October 31, 2012. The decrease in cost of revenues related to the suspension of our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our Mark 4 PowerBuoy development project and the completion of a project with MES in the prior fiscal year. These decreases were partially offset by an increase related to our WavePort project off the coast of Spain and work performed under our new contract received in October 2013 from MES.

We operated at a slight gross profit in the six month periods ended October 31, 2013 and 2012. Most of our projects in the six month periods ended October 31, 2013 and 2012 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $2.0 million, or 41%, to $2.9 million in the six months ended October 31, 2013, as compared to $4.9 million in the six months ended October 31, 2012. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems. The decrease in product development costs was related primarily to a decrease in activity related to our PowerBuoy project off the coast of Oregon. Over the next several years, it is our intent to fund the majority of our product development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our product development expenses. During the six months ended October 31, 2013, the majority of funding for our Mark 4 PowerBuoy development project was from external sources.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $0.1 million, or 3%, to $4.4 million for the six months ended October 31, 2013 as compared to $4.5 million for the six months ended October 31, 2012. The decrease was due primarily to decreased employee related costs and third party consultant costs. These decreases were partially offset by fees associated with the establishment of an At the Market Offering Agreement and site development expenses related to a potential project in Australia.

Interest income

Interest income decreased approximately 96% to $3,200 for the six months ended October 31, 2013, as compared to approximately $90,000 in the six months ended October 31, 2012, due to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange gain

Foreign exchange gain was $129,000 for the six months ended October 31, 2013, compared to a foreign exchange loss of $6,000 for the six months ended October 31, 2012. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro, Australian dollar and Japanese yen compared to the US dollar during the two periods.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2013, our net losses were $30 million and our net cash used in operating activities was $24.8 million.

Cash flows for the six months ended October 31, 2013 and 2012 were as follows:

	Six Months Ended October 31,
	2013	2012
Net loss	$(7,103,498)	$(9,152,672)

Adjustments for noncash operating items	462,846	894,187

Net cash operating loss	(6,640,652)	(8,258,485)

Net change in operating assets and liabilities	157,192	1,957,604

Net cash used in operating activities	$(6,483,460)	$(6,300,881)

Net cash provided by investing activities	$6,726,952	$10,446,947

Net cash provided by (used in) financing activities	$3,380,985	$(59,122)

Effect of exchange rates on cash and cash equivalents	$35,019	$6,127

Net cash used in operating activities

Net cash used in operating activities was $6.5 million and $6.3million for the six months ended October 31, 2013 and 2012, respectively. The change was the result of a decrease in net loss of $2.0 million, decreases in noncash operating items of $0.4 million offset by a decrease in cash used by the net change in operating assets and liabilities of $1.8 million.

The decrease in net loss for the six months ended October 31, 2013 compared to the six months ended October 31, 2012 reflects a decrease in product development costs of $2.0 million relating primarily to a decrease in activity related to our PowerBuoy project off the coast of Oregon.

The decrease in noncash operating items reflects a decrease in equity compensation of $0.3 million and a gain on foreign exchange of $0.1 million.

The decrease in operating assets and liabilities reflects the collection of $0.5 million in accounts receivable, a net increase in accounts payable and accrued expenses of $0.4 million, offset by an increase of $0.2 million for prepaid insurance and unbilled receivables, and a net decrease of $0.5 million in unearned revenues, during the six months ended October 31, 2013.

Net cash provided by investing activities

Net cash provided by investing activities was $6.7 million for the six months ended October 31, 2013 and $10.4 million for the six months ended October 31, 2012. The change was primarily the result of a net increase in maturities of marketable securities during the six months ended October 31, 2013 as compared to the prior year period.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $3.4 million for the six months ended October 31, 2013 compared to net cash used in financing activities of $59,000 for the six months ended October 31, 2012. The change was primarily the result of proceeds received in the current year period from the sale of common stock pursuant to the ATM Facility.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of $35,000 and $6,000 in the six months ended October 31, 2013 and 2012, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We have incurred negative operating cash flows since our inception. As of October 31, 2013, our cash and cash equivalents, marketable securities and restricted cash balance was approximately $18.7 million. Based upon our cash and cash equivalents and marketable securities balance as of October 31, 2013, we believe that we will be able to finance our capital requirements and operations into the first calendar quarter of 2015.

During fiscal 2014 and 2013, we have continued to make investments in ongoing product development efforts in anticipation of future growth. Our future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from competition, new products, technological change, recent economic activity and dependence on key personnel. In order to complete our future growth strategy, we will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to us as needed. If sufficient financing is not obtained, we may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures.

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

During the six months ended October 31, 2013, we sold approximately 1,300,000 shares pursuant to the Offering Agreement for net proceeds of approximately $3,429,800 and subsequently sold approximately 471,000 shares in November 2013 for net proceeds of approximately $1,200,000. Sales of shares under the Offering Agreement are made pursuant to our instructions (including any price, time or size limits or other customary conditions or parameters that we may impose) and are registered on the S-3 Shelf in reliance on, and subject to the limitations of, General Instruction I.B.6 of Form S-3 and other applicable law and regulations. In particular, Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of our public float. We are under no obligation to sell, and the Manager is under no obligation to purchase or place, securities under the Offering Agreement, and there can be no assurance that we will continue to do so or will be able to do so on favorable terms or at all.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of October 31, 2013, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Arrival of New Chief Financial Officer

On December 12, 2013, Mark A. Featherstone, age 52, commenced employment as Chief Financial Officer, Secretary and Treasurer of the Company.

Prior to joining the Company, Mr. Featherstone served from 2001 to 2012 in various finance roles for Quaker Chemical Corporation, an NYSE-listed multinational specialty chemical company, including most recently as Vice President, Chief Financial Officer and Treasurer, from 2007 to 2012. During his tenure as Chief Financial Officer of Quaker, Mr. Featherstone led the global functions of treasury, tax, corporate development, controllership, investor relations, financial planning and analysis, risk management, information technology and internal audit. During 2012 and 2013, Mr. Featherstone served as a consultant with the Pine Hill Group, during which he performed transactional consulting and advisory services for a number of companies, including Heat Transfer Products Group, a manufacturer of refrigeration and HVAC-related products. During 2013, Mr. Featherstone formally joined Heat Transfer Products Group as Chief Financial Officer and helped guide that company through its recent sale process to a strategic acquirer. Mr. Featherstone holds a bachelor’s degree in accounting from the Pennsylvania State University and a Masters of Business Administration degree from Drexel University.

On December 2, 2013, the Company and Mr. Featherstone entered into an employment agreement (the “Agreement”). Mr. Featherstone’s base salary under the Agreement is $270,000 (“Base Salary”), subject to annual review and adjustment.  Mr. Featherstone will also be eligible to participate in the Company’s annual performance bonus program. Subject to approval by the Company’s Board of Directors, Mr. Featherstone will also receive an award of 10,000 restricted shares of the Company’s common stock and a grant of stock options to purchase 50,000 shares of the Company’s common stock, both of which awards will be subject to the terms of the Company’s 2006 Stock Incentive Plan, as amended. Both awards will vest over a three year period based on the attainment of certain performance goals, and the options have a 10-year term. In the event of Mr. Featherstone’s termination, the Agreement provides for accelerated vesting of stock options and restricted stock in certain specified cases.

Mr. Featherstone is eligible to participate in the Company’s 401(k) plan and all benefit plans made available to the Company’s employees and senior executives.

The Agreement provides for severance in the event Mr. Featherstone terminates his employment with the Company for “Good Reason” (as defined in the Agreement) or Mr. Featherstone’s employment is terminated other than for “Cause” (as defined in the Agreement) or the inability of Mr. Featherstone to perform required services as a result of physical or mental incapacitation. Severance will be in the form of continuation of Base Salary payments and continued participation in medical and dental plans for a specified period.

The Agreement also contains customary non-competition and confidentiality provisions.

There is no arrangement or understanding between Mr. Featherstone and any other person(s) pursuant to which he was selected as Chief Financial Officer. Mr. Featherstone does not have any family relationship with any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. Other than his employment relationship, Mr. Featherstone does not have a direct or indirect material interest in any transaction in which the Company is a participant.

Continuation of Salary Reduction Arrangements for Certain Officers

In December 2012, the Company amended the employment agreements of the Executive Vice Chairman, Dr. George W. Taylor, and the Chief Executive Officer, Charles F. Dunleavy (each, an “Officer”) to provide for a temporary salary reduction for the period running from January 1, 2013 through July 31, 2013. In July 2013, the Company and each Officer agreed to extend his temporary salary reduction period through December 31, 2013. On December 11, 2013, the Company and each officer agreed to a further extension through July 31, 2014. The other terms of their employment agreements, as modified by the prior amendments, remain unchanged.

In consideration of his agreement to accept the Extension, each Officer will receive, at his election, incentive stock options or restricted stock equal in value to his aggregate salary reduction (an “Equity Grant”). Each Equity Grant will be fully vested on the grant date and will be issued pursuant to the terms of our 2006 Stock Incentive Plan, as amended.

Item 6.	EXHIBITS

10.1	*	Commercialization Agreement, dated October 23, 2013, by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co. Ltd.

31.1		Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, filed December 13, 2013: (i) Consolidated Balance Sheets – October 31, 2013 (unaudited) and April 30, 2013, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows (unaudited) – Six Months Ended October 31, 2013 and 2012, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Six Months Ended October 31, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

* Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Executive Officer (Principal Executive Officer)
Interim Chief Financial Officer (Principal Financial Officer)

Date: December 13, 2013

EXHIBITS INDEX

10.1	*	Commercialization Agreement, dated October 23, 2013, by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co. Ltd.

31.1		Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, filed December 13, 2013: (i) Consolidated Balance Sheets – October 31, 2013 (unaudited) and April 30, 2013, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows (unaudited) – Six Months Ended October 31, 2013 and 2012, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Six Months Ended October 31, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

* Confidential treatment has been requested for portions of this exhibit.