Form 10-Q
period 2014-01-31
Ocean Power Technologies, Inc.
filed 2014-03-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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

As of February 28, 2014, the number of outstanding shares of common stock of the registrant was 13,755,519.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2014

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS	January 31, 2014	April 30, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,916,638	$6,372,788
Marketable securities	11,496,164	13,996,705
Accounts receivable, net	8,499	796,332
Unbilled receivables	333,139	127,598
Other current assets	327,190	152,962

Total current assets	18,081,630	21,446,385

Property and equipment, net	562,586	700,968
Patents, net	884,679	1,044,902
Accounts receivable	209,906	—
Restricted cash	2,149,992	1,366,256
Other noncurrent assets	427,736	272,548

Total assets	$22,316,529	$24,831,059

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$280,102	$510,031
Accrued expenses	3,599,451	3,900,623
Unearned revenues	667,666	1,117,115
Current portion of long-term debt	100,000	100,000

Total current liabilities	4,647,219	5,627,769

Long-term debt	175,000	250,000
Long-term unearned revenues	252,164	232,033
Deferred credits	600,000	600,000

Total liabilities	5,674,383	6,709,802

Commitments and contingencies (note 8)

Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 12,741,217 and 10,403,215 shares, respectively	12,741	10,403
Treasury stock, at cost; 37,852 and 33,771 shares, respectively	(130,707)	(123,893)
Additional paid-in capital	165,663,826	159,155,365
Accumulated deficit	(148,431,628)	(140,671,311)
Accumulated other comprehensive loss	(213,697)	(79,786)

Total Ocean Power Technologies, Inc. stockholders’ equity	16,900,535	18,290,778

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(258,389)	(169,521)

Total equity	16,642,146	18,121,257
Total liabilities and stockholders’ equity	$22,316,529	$24,831,059

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenues	$199,622	865,553	$1,124,157	3,208,248
Cost of revenues	193,213	890,051	1,115,925	3,116,188
Gross profit (loss)	6,409	(24,498)	8,232	92,060
Operating expenses:
Product development costs	785,946	601,748	3,666,980	5,466,742
Selling, general and administrative costs	1,771,560	2,367,849	6,128,211	6,856,815
Total operating expenses	2,557,506	2,969,597	9,795,191	12,323,557
Operating loss	(2,551,097)	(2,994,095)	(9,786,959)	(12,231,497)
Interest income, net	3,336	21,804	6,573	112,116
Foreign exchange gain	23,448	21,778	152,575	16,196
Loss before income taxes	(2,524,313)	(2,950,513)	(9,627,811)	(12,103,185)
Income tax benefit	1,745,895	1,453,243	1,745,895	1,453,243
Net loss	(778,418)	(1,497,270)	(7,881,916)	(10,649,942)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	38,628	31,499	121,599	96,578
Net loss attributable to Ocean Power Technologies, Inc	$(739,790)	(1,465,771)	$(7,760,317)	(10,553,364)
Basic and diluted net loss per share	$(0.06)	(0.14)	$(0.71)	(1.02)
Weighted average shares used to compute basic and diluted net loss per share	12,163,239	10,304,277	10,995,525	10,300,626

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Net loss	$(778,418)	(1,497,270)	$(7,881,916)	(10,649,942)

Foreign currency translation adjustment	(42,395)	16,549	(101,180)	(7,411)

Total comprehensive loss	(820,813)	(1,480,721)	(7,983,096)	(10,657,353)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	18,802	32,260	88,868	97,812

Comprehensive loss attributable to Ocean Power Technologies, Inc	$(802,011)	(1,448,461)	$(7,894,228)	(10,559,541)

 See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2014		2013
Cash flows from operating activities:
Net loss		$(7,881,916)	$(10,649,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain		(152,575)	(16,196)
Depreciation and amortization		321,237	376,105
Loss on disposals of property, plant and equipment		―	310
Treasury note premium amortization		5,391	27,598
Compensation expense related to stock option grants and restricted stock		569,540	755,570
Allowance for doubtful accounts receivable		(296,174)	―
Changes in operating assets and liabilities:
Accounts receivable		664,225	405,354
Long-term receivables		209,906	―
Unbilled receivables		(205,541)	(302,215)
Other current assets		(176,254)	526,232
Other noncurrent assets		(141,788)	(48,803)
Accounts payable		(229,680)	(32,503)
Accrued expenses		(305,655)	511,490
Unearned revenues		(452,864)	(608,275)
Long-term unearned revenues		20,131	841,524
Net cash used in operating activities		(8,052,017)	(8,213,751)

Cash flows from investing activities:
Purchases of marketable securities		(18,494,272)	(12,680,022)
Maturities of marketable securities		20,989,422	20,913,831
Restricted cash		(745,000)	75,000
Purchases of equipment		(21,191)	(387,626)
Net cash provided by investing activities		1,728,959	7,921,183

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs		5,933,259	―
Proceeds from the exercise of stock options		8,000	―
Repayment of debt		(75,000)	(75,000)
Acquisition of treasury stock		(6,814)	(21,505)
Net cash provided by (used in) financing activities		5,859,445	(96,505)
Effect of exchange rate changes on cash and cash equivalents		7,463	(9,446)
Net decrease in cash and cash equivalents		(456,150)	(398,519)
Cash and cash equivalents, beginning of period		6,372,788	9,353,460
Cash and cash equivalents, end of period		$5,916,638	$8,954,941

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$	―	$6,681

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

					Additional		Other
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total Equity

Balance, April 30, 2012	10,407,389	$10,407	(23,544)	$(102,388)	158,296,458	(125,989,474)	(78,990)	(28,632)	32,107,381

Net loss	—	—	—	—	—	(10,553,364)	—	(96,578)	(10,649,942)

Stock based compensation	—	—	—	—	713,635	—	—	—	713,635

Issuance (forfeiture) of restricted stock, net	(841)	—	—	—	41,933	—	—	—	41,933

Acquisition of treasury stock	—	—	(10,227)	(21,505)	—	—	—	—	(21,505)

Other comprehensive loss	—	—	—	—	—	—	(6,177)	(1,234)	(7,411)

Balance, January 31, 2013	10,406,548	$10,407	(33,771)	$(123,893)	159,052,026	(136,542,838)	(85,167)	(126,444)	22,184,091

Balance, April 30, 2013	10,403,215	$10,403	(33,771)	$(123,893)	159,155,365	(140,671,311)	(79,786)	(169,521)	18,121,257

Net loss	—	—	—	—	—	(7,760,317)	—	(121,599)	(7,881,916)

Stock based compensation	—	—	—	—	499,985	—	—	—	499,985

Issuance of restricted stock, net	79,822	80	—	—	69,475	—	—	—	69,555

Stock issued upon exercise of stock options	4,000	4	—	—	7,996	—	—	—	8,000

Acquisition of treasury stock, net	—	—	(4,081)	(6,814)	—	—	—	—	(6,814)

Sale of stock, net	2,254,180	2,254			5,931,005	—	—	—	5,933,259

Other comprehensive loss	—	—	—	—	—	—	(133,911)	32,731	(101,180)

Balance, January 31, 2014	12,741,217	$12,741	(37,852)	$(130,707)	165,663,826	(148,431,628)	(213,697)	(258,389)	16,642,146

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(1) Background, Basis of Presentation and Liquidity

a)    Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company develops and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its products in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net use of cash in operating activities unless and until it achieves positive cash flow from the planned commercialization of its products and services.

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

c)     Liquidity

The Company has incurred net losses and negative operating cash flows since inception. As of January 31, 2014, the Company had an accumulated deficit of $148.4 million. As of January 31, 2014, the Company’s cash and cash equivalents, marketable securities and restricted cash balance was approximately $19.6 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of January 31, 2014, the Company believes that it will be able to finance its capital requirements and operations into the second calendar quarter of 2015.

During fiscal 2014 and 2013, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from competition, new products, technological change, recent economic activity and dependence on key personnel. In order to complete its future growth strategy, the Company will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to the Company as needed. If financing is not achieved, the Company may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities, in order to reduce its cash expenditures.

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

During the nine months ended January 31, 2014, the Company sold 2,254,180 shares pursuant to the Offering Agreement for net proceeds of approximately $5,933,300 and subsequently sold 1,052,154 shares in February 2014 for net proceeds of approximately $3,765,100. Sales of shares under the Offering Agreement are made pursuant to the Company’s instructions (including any price, time or size limits or other customary conditions or parameters that it may impose) and are registered on the S-3 Shelf in reliance on, and subject to the limitations of, General Instruction I.B.6 of Form S-3 and other applicable law and regulations. In particular, Form S-3 limits the aggregate market value of securities that the Company is permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of the Company’s public float. The Company is under no obligation to sell, and the Manager is under no obligation to purchase or place, securities under the Offering Agreement, and there can be no assurance that the Company will continue to do so or will be able to do so on favorable terms or at all. Given the February 2014 share sales, the Company effectively reached the limit of the Offering Agreement and is currently assessing additional financing alternatives. Approximately $30 million remains available for issuance under the S-3 Shelf.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(2) Summary of Significant Accounting Policies

(a) Consolidation and Cost Method Investment

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of January 31, 2014, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of January 31, 2014, there were no such entities.

The Company, through its subsidiary Ocean Power Technologies, Ltd. (“OPT LTD”), had a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (“Iberdrola Cantabria” or “Ibermar”) and certain outstanding receivables from Iberdrola Cantabria. The investment in Iberdrola Cantabria and net accounts receivable and unbilled receivables from Iberdrola Cantabria were $0 as of April 30, 2012. During the three months ended January 31, 2014, the dissolution of Iberdrola Cantabria, was approved by the shareholders of Ibermar. During the dissolution of this entity, OPT LTD. signed an agreement with Ibermar to cancel all obligations under the 2006 Spain Construction Agreement between Ibermar and the Company. See Note 9.

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

(d) Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	January 31, 2014	April 30, 2013

Checking and savings accounts	$4,826,436	$2,184,322
Money market funds	1,090,202	4,188,466
	$5,916,638	$6,372,788

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of January 31, 2014 and April 30, 2013, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of Ocean Power Technologies Ltd., one of the Company's subsidiaries, under an €800,000 ($979,992) credit facility established by Barclays Bank for Ocean Power Technologies Ltd. The credit facility is for the issuance of letters of credit and bank guarantees and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of January 31, 2014, there were €544,828 ($741,565) in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Cash restricted under security agreements is as follows:

	January 31, 2014	April 30, 2013

Barclays Bank agreement	$979,992	$941,256
NJBPU agreement	325,000	425,000
Oregon Department of State Lands	845,000	―
	$2,149,992	$1,366,256

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

Foreign exchange gain	$23,448	$21,778	$152,575	$16,196

Foreign currency denominated certificates of deposit and cash accounts:

	January 31, 2014	April 30, 2013

Restricted	$979,992	$941,256
Unrestricted	1,123,438	1,550,458
	$2,103,430	$2,491,714

(h) Long-Lived Assets

Long-lived assets, such as property and equipment and patents subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company reviewed its long-lived assets for impairment and determined there was no impairment for the nine months ended January 31, 2014.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The table below shows the amount of the Company's revenues derived from customers for the three and nine months ended January 31, 2014 and 2013.

Customer	Three months ended January 31,		Nine months ended January 31,
($ millions)	2014	2013	2014	2013

US Department of Energy	$0.1	$0.4	$0.4	$1.7
Mitsui Engineering & Shipbuilding	0.2	0.1	0.2	0.6
European Union (WavePort project)	(0.1)	0.2	0.3	0.6
US Navy	–	–	–	0.1
UK Government's Technology Strategy Board	–	0.1	0.2	0.1
Other	–	0.1	–	0.1
	$0.2	$0.9	$1.1	$3.2

The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company's financial position or results of operations. The Company does not require its customers to maintain collateral. Due to changes in the estimated cost at completion, revenue for the WavePort project was negative during the three months ended January 31, 2014.

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

In computing diluted net loss per share, outstanding options to purchase shares of common stock and non-vested restricted stock held by employees and non-employee directors, totaling 1,581,016 during the three and nine months ended January 31, 2014 and 1,462,731 during the three and nine months ended January 31, 2013, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(k) Recently Issued Accounting Standards

There were no Accounting Standards issued during the quarter ended January 31, 2014 for the Company’s consideration.

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	January 31, 2014	April 30, 2013

US Treasury obligations	$11,496,164	$13,996,705

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(4) Balance Sheet Detail

	January 31, 2014	April 30, 2013

Accounts Receivable, net
Accounts receivable	$8,499	$1,086,847
Allowance for doubtful accounts	―	(290,515)
	$8,499	$796,332

Property and Equipment
Property and Equipment	$2,243,738	$2,212,991
Accumulated depreciation	(1,681,152)	(1,512,023)
	$562,586	$700,968

Patents
Patents	$1,560,250	$1,558,630
Accumulated amortization	(675,571)	(513,728)
	$884,679	$1,044,902

Accrued Expenses
Project costs	$1,763,974	$1,698,959
Contract loss reserves	785,000	785,000
Employee incentive payments	150,000	249,469
Accrued salary and benefits	465,281	547,404
Investment in joint venture (note 9)	―	173,842
Legal and accounting fees	190,335	214,891
Other	244,861	231,058
	$3,599,451	$3,900,623

(5) Noncurrent Receivables

A portion of the Company’s accounts receivable is expected to be received over a period exceeding 12 months. This account receivable is for the Company’s project off the coast of Spain.

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

	January 31, 2014	April 30, 2013

Total debt	$275,000	$350,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$175,000	$250,000

(7) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of January 31, 2014, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of January 31, 2014.

(8) Stock-Based Compensation

Costs resulting from all stock-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimated fair value. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $570,000 and $756,000 for the nine months ended January 31, 2014 and 2013, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted During the Nine Months Ended January 31, 2014 and 2013

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the nine months ended January 31, 2014 and 2013 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the nine months ended January 31, 2014 and historical volatility for a peer group of companies for the nine months ended January 31, 2013 for a period equal to the stock option's expected life, calculated on a daily basis.

	Nine Months Ended January 31,
	2014	2013
Risk-free interest rate	1.7%	0.9%
Expected dividend yield	0.0%	0.0%
Expected life (years)	5.9	6.1
Expected volatility	76.29%	86.15%

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The above assumptions were used to determine the weighted average per share fair value of $1.26 and $1.62 for stock options granted during the nine months ended January 31, 2014 and 2013, respectively.

A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2013	1,305,988	$7.43
Forfeited	(304,084)	6.62
Exercised	(4,000)	2.00
Granted	485,502	1.30
Outstanding as of January 31, 2014	1,483,406	5.60	6.7
Exercisable as of January 31, 2014	888,796	$8.09	5.2

As of January 31, 2014, the total intrinsic value of outstanding options was approximately $581,000 and the total intrinsic value of exercisable options was approximately $71,000. As of January 31, 2014, approximately 590,000 additional options are expected to vest in the future, which options had approximately $499,000 of intrinsic value and a weighted average remaining contractual term of 8.9 years. There was approximately $500,000 and $714,000 of total recognized compensation cost related to stock options for the nine months ended January 31, 2014 and 2013, respectively. As of January 31, 2014, there was approximately $577,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.4 years. The Company normally issues new shares to satisfy option exercises under these plans. During the nine months ended January 31, 2014, stock options granted included 125,520 stock options which are subject to performance-based vesting requirements. Stock options outstanding as of January 31, 2014 included 145,092 stock options subject to performance-based vesting requirements.

(b) Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the nine months ended January 31, 2014, there were 52,000 shares of non-vested restricted stock granted to employees with performance-based vesting requirements. During the nine months ended January 31, 2014, 16,417 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives. Restricted stock issued and unvested at January 31, 2014 included 57,331 shares of non-vested restricted stock subject to performance-based vesting requirements.

A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share
Issued and unvested at April 30, 2013	54,802	$4.52
Granted	96,239	2.19
Forfeited	(16,417)	5.75
Vested	(37,014)	4.52
Issued and unvested at January 31, 2014	97,610	$2.23

There was approximately $70,000 and $42,000 of total recognized compensation cost related to restricted stock for the nine months ended January 31, 2014 and 2013, respectively. As of January 31, 2014, there was approximately $105,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.3 years.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(c) Treasury Stock

During the nine months ended January 31, 2014 and 2013, 4,081 and 10,227 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(9) Commitments and Contingencies

(a) Litigation

The Company is involved from time to time in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

(b) Spain Construction Agreement

During the three months ended January 31, 2014, the dissolution of Ibermar, was approved by the shareholders of Ibermar. Ocean Power Technologies Limited held a 10% stake in this entity. During the dissolution of this entity, OPT LTD. signed an agreement with Ibermar to cancel all obligations under the 2006 Spain Construction Agreement between Ibermar and OPT LTD. In addition, the Company paid the final 5% stake in the entity that had been accrued in a prior period and received partial payment of an accounts receivable that had been fully reserved in a prior period.

As of January 31, 2014, the cancellation of this agreement did not have a material adverse effect on the Company's financial position or results of operations.

(c) Spain IVA (sales tax)

The Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit under the credit facility with Barclays Bank in the amount of €278,828 ($379,513) at the request of the Spanish tax authorities. This is a customary request during the inquiry period.

(d) Commercial Dispute

The Company is subject to certain claims filed by a contractor and subcontractor in connection with a dispute over a contract to perform certain work for the Company related to the deployment of an anchor/mooring system off the Oregon coast. The Company has claimed that the contractor and subcontractor were responsible for damage to the system during the deployment process. The parties are currently scheduled to start mediation in late March 2014. As of January 31, 2014 and April 30, 2013, the Company has accounted for the estimated outcome of this matter in its financial statements.

(10) Income Taxes

During the three and nine months ended January 31, 2014, the Company recorded an income tax benefit of $1,745,895, representing the proceeds from the sale of $15,347,000 of New Jersey net operating loss carryforwards and research and development tax credits. During the three and nine months ended January 31, 2013, the Company recorded an income tax benefit of $1,453,243, representing the proceeds from the sale of $18,675,000 of New Jersey net operating loss carryforwards and research and development tax credits.

Other than as a result of the sale of New Jersey net operating loss carryforwards, the Company did not recognize any consolidated income tax benefit (expense) for the three and nine month periods ended January 31, 2014 and 2013. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the nine months ended January 31, 2014, the Company had no material changes in uncertain tax positions.

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

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended January 31, 2014
Revenues from external customers	$196,783	2,839	—	199,622
Operating loss	(2,062,915)	(165,977)	(322,205)	(2,551,097)

Three months ended January 31, 2013
Revenues from external customers	803,524	62,029	—	865,553
Operating loss	(2,479,394)	(250,466)	(264,235)	(2,994,095)

Nine months ended January 31, 2014
Revenues from external customers	945,372	178,785	—	1,124,157
Operating loss	(7,900,261)	(877,902)	(1,008,796)	(9,786,959)

Nine months ended January 31, 2013
Revenues from external customers	3,088,355	119,893	—	3,208,248
Operating loss	(10,669,102)	(751,444)	(810,951)	(12,231,497)

January 31, 2014
Long-lived assets	547,791	14,356	439	562,586
Total assets	20,932,157	1,304,481	79,891	22,316,529

April 30, 2013
Long-lived assets	675,354	24,128	1,486	700,968
Total assets	$23,097,183	1,518,496	215,380	24,831,059

(12)  Subsequent Event

Subsequent to January 31, 2014, the Company sold an additional 1,052,154 shares of common stock pursuant to the Offering Agreement for total net proceeds of approximately $3,765,100.

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

Overview

We develop and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently offer and continue to develop two PowerBuoy product lines, which consist of our utility PowerBuoy system and our autonomous PowerBuoy system. We also offer operations and maintenance services for our PowerBuoy systems. In addition, we continue to develop and expect to market our undersea substation pod product and undersea power connection infrastructure services to other companies in the marine energy sector.  Since fiscal 2002, government agencies have accounted for a significant portion of our revenues.  These revenues were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues be from the sale of products and maintenance services, as compared to revenue to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash in operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

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

We were incorporated in New Jersey in 1984, began business operations in 1994, and were re-incorporated in Delaware in 2007. We currently have three wholly-owned subsidiaries: Ocean Power Technologies Ltd., organized under the laws of the United Kingdom and Reedsport OPT Wave Park LLC and Oregon Wave Energy Partners I, LLC, each organized under the laws of Delaware. We also own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd (“OPTA”), organized under the laws of Australia. OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation (“Lockheed Martin”), in fiscal 2003, and we entered into our first development and construction contract with Lockheed Martin in fiscal 2004 for the development and construction of a prototype demonstration autonomous PowerBuoy system. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy system as a power source for the Navy’s Deep Water Active Detection System (“DWADS”). In 2011, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) program. The LEAP PowerBuoy, or APB-350, incorporates a unique power take-off and on-board storage system, and is significantly smaller and more compact than our standard utility PowerBuoy. It is designed to provide persistent, off-grid clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications. Also, in 2011, ocean trials of our first Mark 3 PowerBuoy were conducted. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. During the ocean trials, our Mark 3 PowerBuoy produced power in excess of our expectations of performance. Our utility-scale Mark 3 PowerBuoy structure and mooring system achieved independent certification from Lloyd’s Register in December 2010. This certification confirms that the Mark 3 PowerBuoy design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

We have established an at the market offering facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (the “Manager”) via an At the Market Offering Agreement entered into in June 2013 (the “Offering Agreement”). Under the Offering Agreement, we may offer and sell shares of our common stock from time to time through or to the Manager, acting as sales agent and /or principal. Subject to certain limited exceptions, these sales are made in ordinary brokerage transactions at prevailing market prices. We have issued shares under the ATM Facility pursuant to an effective Form S-3 shelf registration statement (the “S-3 Shelf”).

During the nine months ended January 31, 2014, we sold 2,254,180 shares pursuant to the Offering Agreement for net proceeds of approximately $5,933,300 and subsequently sold 1,052,154 shares in February 2014 for net proceeds of approximately $3,765,100. Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of our public float. Given the February 2014 share sales, we effectively reached the limit of the Offering Agreement and are currently assessing additional financing alternatives. Approximately $30.0 million remains available for issuance under the S-3 Shelf.

During fiscal 2013, we worked on projects with Mitsui Engineering & Shipbuilding (“MES”) and the US Department of Homeland Security, as well as our WavePort project in Spain and our Mark 3 PowerBuoy project in Oregon. We also worked on developing our Mark 4 PowerBuoy.

During the three months ended January 31, 2014, we announced that VWP, a project-specific operating entity wholly-owned by OPTA, has signed an agreement with the Australian Renewable Energy Agency ("ARENA"). This agreement is a Deed of Variation to the original Funding Deed through which an A$66.5 million grant was previously awarded by the Commonwealth of Australia. The grant is expected to be used towards the A$232 million proposed cost of building and deploying a 62.5MW estimated peak-rated wave power station off the coast of Australia (“VWP Project”). Among the important changes included in the new agreement are the incorporation of milestones for each of the three stages of the project, acceleration of reimbursement of eligible expenses for stages one and two, and an increase in the number of milestones to better support project cash flow requirements. This agreement also recognizes the role of Lockheed Martin as the lead for systems integration of the PowerBuoys and overall program management. The agreement defines the conditions for receiving grant funds including achievement of project milestones, obtaining of significant additional funding and other factors. We have engaged a financial advisor to lead efforts to structure power purchase agreements and assist us in securing appropriate financing for this project. We continued work on projects with the US Department of Energy, our WavePort project in Spain and our project with Mitsui Engineering & Shipbuilding. We also continued our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems.

Relative to our project off the coast of Oregon, the first phase would involve the deployment and commissioning of our Mark 3 PowerBuoy, which is conditional on various regulatory, business, and financial factors, including requirements of regulatory agencies and a significant use of funds. For the second phase, which would include grid connection of the first and nine additional buoys, we received a license from the Federal Energy Regulatory Commission (“FERC”) in August 2012 which authorized installation and operation of the grid connected wave energy array (the “License”). In addition, we signed a comprehensive settlement agreement among us and 13 federal and state agencies and non-governmental agencies in July 2010 (the “Settlement Agreement”).

The FERC staff informed us in February 2013 of their view that the License’s various planning, reporting and other pre- and post-deployment requirements may extend to the first phase, non-grid connected buoy. We had understood that because the first buoy would not be grid-connected until a full array of 10 PowerBuoys was deployed, the first buoy would not be subject to the requirements of the License. Accordingly, in May 2013, we filed a Motion for Extensions to Comply with License Requirements with FERC. This motion sought to clarify this understanding by moving those various requirements into the future, aligning them with deployment of the full array of 10 PowerBuoys, so that they would not apply to the first non-grid connected buoy. In June 2013, FERC issued an order extending certain requirements for one year rather than aligning those requirements with the 10-buoy array as requested. By separate letter, we were informed by the FERC staff that the agency’s position remains that the License’s various requirements extend to the deployment of this initial buoy. We have chosen not to further contest this decision by FERC, and would be required to submit certain reports and perform additional studies associated with the deployment of the first buoy. This process would result in significant delay of the prospective deployment of the first Oregon PowerBuoy, as well as impose additional costs on us. Deployment and commissioning of the first buoy would need to take into consideration various regulatory requirements, business and financial factors, including the need to raise additional funding directly related to this project. As a result, we have suspended activity on this project as we assess these factors and consider the best path forward. The considerations important to this process include the raising of additional project-specific funding for the next steps under this project.

The third and final phase of the Oregon project has contemplated a 100-buoy, utility-scale wave power station. Our plans for phase three are sufficiently uncertain; and therefore we determined not to request an extension of the Preliminary Permit previously received from FERC. As a result, we informed FERC in February 2014 that we surrendered the Preliminary Permit for the third and final phase of this project.

At January 31, 2014, our total negotiated backlog was $5.6 million compared with $4.3 million at January 31, 2013. We anticipate that a significant portion of our backlog will be recognized as revenue over a period exceeding 12 months. Approximately $1.2 million of our backlog at January 31, 2014 is for our Oregon project; our continuation of work on this project and the prospective realization of that backlog as revenues would depend on certain factors, including the resolution of regulatory matters, the availability of additional funding to specifically enable completion of this project and the result of discussions with key project stakeholders. Most of our backlog at January 31, 2014 and 2013 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies) and unfunded amounts, which are unfilled firm orders from the US Department of Energy (“DOE”) for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Our backlog was fully funded at January 31, 2014 and 2013. Further, we were selected for a $1.0 million award from the DOE to enhance the commercial viability of our PowerBuoy system through mechanical component design changes. As of January 31, 2014, the receipt of funds under this award was subject to the negotiation of a definitive contract and confirmation of cost sharing sources and this award is not included in our negotiated backlog.

For the three months ended January 31, 2014, we generated revenues of $0.2 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $0.7 million, compared to revenues of $0.9 million and a net loss attributable to Ocean Power Technologies, Inc. of $1.5 million for the three months ended January 31, 2013. As of January 31, 2014, our accumulated deficit was $148.4 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

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

Generally our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Most of our revenue in the three and nine months ended January 31, 2014 and 2013 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three and nine months ended January 31, 2014 and 2013. During the three months ended January 31, 2014, we recognized negative revenues due to increased estimated costs associated with our WavePort project off the coast of Spain.

Customer	Three months ended January 31,		Nine months ended January 31,
($ millions)	2014	2013	2014	2013

US Department of Energy	$0.1	$0.4	$0.4	$1.7
Mitsui Engineering & Shipbuilding	0.2	0.1	0.2	0.6
European Union (WavePort project)	(0.1)	0.2	0.3	0.6
US Navy	–	–	–	0.1
UK Government's Technology Strategy Board	–	0.1	0.2	0.1
Other	–	0.1	–	0.1
	$0.2	$0.9	$1.1	$3.2

We currently focus our sales and marketing efforts on North America, the west coast of Europe, Australia and Japan. The following table provides information regarding the breakdown of our revenues by geographical location of our customers for the nine months ended January 31, 2014 and 2013:

	Nine months ended January 31,
Customer Location	2014	2013

United States	34%	60%
Europe	45%	21%
Asia and Australia	21%	19%
	100%	100%

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

Most of our revenue recorded for the nine months ended January 31, 2014 and 2013 was generated from cost-sharing contracts, which result in zero gross profit. Our ability to generate a gross profit will depend on the nature of future contracts, our success at developing sales of our PowerBuoy systems and our ability to manage costs incurred on fixed price commercial contracts.

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

Interest income

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $19.6 million as of January 31, 2014, compared to $24.5 million as of January 31, 2013.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $2.1 million as of January 31, 2014 and $3.2 million as of January 31, 2013, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $19.6 million as of January 31, 2014 and $24.5 million as of January 31, 2013. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three and nine months ended January 31, 2014 and 2013 were recorded in Euros, British pounds sterling or Japanese yen.

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

Income tax benefit

During the nine months ended January 31, 2014 and 2013, we sold New Jersey net operating tax loss carryforwards and research and development credits resulting in income tax benefits of $1.7 million and $1.5 million, respectively. Previously, these carryforward amounts were subject to valuation allowances.

Results of Operations

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2014 and 2013:

			Change
	Three Months Ended January 31,		2014 Period to
	2014	2013	2013 Period
Revenues	$199,622	$865,553	(77)%
Cost of revenues	193,213	890,051	(78)
Gross profit	6,409	(24,498)	(126)
Operating expenses:
Product development costs	785,946	601,748	31
Selling, general and administrative costs	1,771,560	2,367,849	(25)
Total operating expenses	2,557,506	2,969,597	(14)
Operating loss	(2,551,097)	(2,994,095)	15
Interest income, net	3,336	21,804	(85)
Foreign exchange gain	23,448	21,778	8
Loss before income taxes	(2,524,313)	(2,950,513)
Income tax benefit	1,745,895	1,453,243
Net loss	(778,418)	(1,497,270)	48
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	38,628	31,499	23
Net loss attributable to Ocean Power Technologies, Inc	$(739,790)	$(1,465,771)	50%

Revenues

Revenues decreased by $0.7 million, or 77%, to $0.2 million in the three months ended January 31, 2014, as compared to $0.9 million in the three months ended January 31, 2013. The decrease in revenue resulted from the suspension of our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our PowerBuoy development projects and increased estimated costs associated with our WavePort project off the coast of Spain. These decreases were partially offset by an increase related to work performed under the $2.6 million contract entered into in October 2013 with MES.

Cost of revenues

Cost of revenues decreased by $0.7 million, or 78%, to $0.2 million in the three months ended January 31, 2014, as compared to $0.9 million in the three months ended January 31, 2013. The decrease in cost of revenues resulted from the suspension of our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our PowerBuoy development projects and increased estimated costs associated with our WavePort project off the coast of Spain. These decreases were partially offset by an increase related to work performed under the $2.6 million contract entered into in October 2013 with MES.

We operated at a slight gross profit in the three month period ended January 31, 2014 as compared to a gross loss in the three months ended January 31, 2013. Most of our projects in the three month periods ended January 31, 2014 and 2013 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs increased by $0.2 million, or 31%, to $0.8 million in the three months ended January 31, 2014, as compared to $0.6 million in the three months ended January 31, 2013. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems. Over the next several years, it is our intent to fund the majority of our product development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our product development expenses.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $0.6 million, or 25%, to $1.8 million for the three months ended January 31, 2014 as compared to $2.4 million for the three months ended January 31, 2013. The decrease was due primarily to decreased employee related costs and the collection of an accounts receivable that had been fully reserved for in a prior period.

Interest income

Interest income decreased approximately 85% to $3,300 for the three months ended January 31, 2014, as compared to approximately $22,000 in the three months ended January 31, 2013, due to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange gain

Foreign exchange gain was $23,000 for the three months ended January 31, 2014, compared to $22,000 for the three months ended January 31, 2013. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro, Australian dollar and Japanese yen compared to the US dollar during the two periods.

Income tax benefit

During the nine months ended January 31, 2014 and 2013, we sold New Jersey net operating tax loss carryforwards and research and development credits resulting in income tax benefits of $1.7 million and $1.5 million, respectively. Previously, these carryforward amounts were subject to valuation allowances.

Nine Months Ended January 31, 2014 Compared to Nine Months Ended January 31, 2013

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2014 and 2013:

			% Change
	Nine Months Ended January 31,		2014 Period to
	2014	2013	2013 Period
Revenues	$1,124,157	$3,208,248	(65)%
Cost of revenues	1,115,925	3,116,188	(64)
Gross profit	8,232	92,060	(91)
Operating expenses:
Product development costs	3,666,980	5,466,742	(33)
Selling, general and administrative costs	6,128,211	6,856,815	(11)
Total operating expenses	9,795,191	12,323,557	(21)
Operating loss	(9,786,959)	(12,231,497)	20
Interest income, net	6,573	112,116	(94)
Foreign exchange gain	152,575	16,196	842
Loss before income taxes	(9,627,811)	(12,103,185)
Income tax benefit	1,745,895	1,453,243	20
Net loss	(7,881,916)	(10,649,942)	26
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	121,599	96,578	26
Net loss attributable to Ocean Power Technologies, Inc	$(7,760,317)	$(10,553,364)	26%

Revenues

Revenues decreased by $2.1 million, or 65%, to $1.1 million in the nine months ended January 31, 2014, as compared to $3.2 million in the nine months ended January 31, 2013. The decrease in revenue related to the suspension of our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our PowerBuoy development projects, the completion of a project with MES in the prior fiscal year, and increased estimated costs associated with our WavePort project off the coast of Spain.

Cost of revenues

Cost of revenues decreased by $2.0 million, or 64%, to $1.1 million in the nine months ended January 31, 2014, as compared to $3.1 million in the nine months ended January 31, 2013. The decrease in cost of revenues related to the suspension of our Mark 3 PowerBuoy project off the coast of Oregon, decreased billable work on our PowerBuoy development projects, the completion of a project with MES in the prior fiscal year, and increased estimated costs associated with our WavePort project off the coast of Spain.

We operated at a gross profit in the nine month periods ended January 31, 2014 and 2013. Most of our projects in the nine month periods ended January 31, 2014 and 2013 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $1.8 million, or 33%, to $3.7 million in the nine months ended January 31, 2014, as compared to $5.5 million in the nine months ended January 31, 2013. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems. The decrease in product development costs was related primarily to a decrease in activity related to our PowerBuoy project off the coast of Oregon. Over the next several years, it is our intent to fund the majority of our product development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our product development expenses. During the nine months ended January 31, 2014, the majority of funding for our PowerBuoy development project was from external sources.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $0.8 million, or 11%, to $6.1 million for the nine months ended January 31, 2014 as compared to $6.9 million for the nine months ended January 31, 2013. The decrease was due primarily to decreased employee related costs and third party consultant costs and the collection of the Ibermar account receivable that had been fully reserved for in a prior period. These decreases were partially offset by fees associated with the establishment of the At the Market Offering Agreement and site development expenses related to the VWP project in Australia.

Interest income

Interest income decreased approximately 94% to $6,600 for the nine months ended January 31, 2014, as compared to approximately $112,000 in the nine months ended January 31, 2013, due to a decrease in cash, cash equivalents and marketable securities and a decrease in average yield.

Foreign exchange gain

Foreign exchange gain was $153,000 for the nine months ended January 31, 2014, compared to $16,000 for the nine months ended January 31, 2013. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro, Australian dollar and Japanese yen compared to the US dollar during the two periods.

Income tax benefit

During the nine months ended January 31, 2014 and 2013, we sold New Jersey net operating tax loss carryforwards and research and development credits resulting in income tax benefits of $1.7 million and $1.5 million, respectively. Previously, these carryforward amounts were subject to valuation allowances.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2013, our net losses were $30.0 million and our net cash used in operating activities was $24.8 million.

Cash flows for the nine months ended January 31, 2014 and 2013 were as follows:

	Nine Months Ended January 31,
	2014	2013
Net loss	$(7,881,916)	$(10,649,942)

Adjustments for noncash operating items	447,419	1,143,387

Net cash operating loss	(7,434,497)	(9,506,555)

Net change in operating assets and liabilities	(617,520)	1,292,804

Net cash used in operating activities	$(8,052,017)	$(8,213,751)

Net cash provided by investing activities	$1,728,959	$7,921,183

Net cash provided by (used in) financing activities	$5,859,445	$(96,505)

Effect of exchange rates on cash and cash equivalents	$7,463	$(9,446)

Net cash used in operating activities

Net cash used in operating activities was $8.0 million and $8.2 million for the nine months ended January 31, 2014 and 2013, respectively. The change was the result of a decrease in net loss of $2.8 million and decreases in noncash operating items of $0.7 million, offset by a decrease in cash used by the net change in operating assets and liabilities of $1.9 million.

The decrease in net loss for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2014 reflects a decrease in product development costs of $1.8 million relating primarily to a decrease in activity related to our PowerBuoy project off the coast of Oregon.

The decrease in noncash operating items during the nine months January 31, 2014 reflects a decrease in equity compensation of $0.2 million, a gain on foreign exchange of $0.1 million, and the reversal of a prior period allowance for doubtful accounts receivable of $0.3 million.

The decrease in operating assets and liabilities during the nine months January 31, 2014 reflects the collection of $0.6 million in accounts receivable, a net decrease in accounts payable and accrued expenses of $0.5 million, offset by an increase of $0.2 million for prepaid insurance and unbilled receivables, and a net increase of $0.3 million in other noncurrent assets, during the nine months ended January 31, 2014.

Net cash provided by investing activities

Net cash provided by investing activities was $1.7 million for the nine months ended January 31, 2014 and $7.9 million for the nine months ended January 31, 2013. The change was primarily the result of a net decrease in purchases of marketable securities of $5.7 million, an increase in restricted cash of $0.8 million, offset by decreased purchases of equipment of $0.3 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $5.9 million for the nine months ended January 31, 2014 compared to net cash used in financing activities of $97,000 for the nine months ended January 31, 2013. The change was primarily the result of proceeds of $5.9 million received in the current year period from the sale of common stock pursuant to the ATM Facility.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of $7,000 and a decrease of $9,000 in the nine months ended January 31, 2014 and 2013, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We have incurred negative operating cash flows since our inception. As of January 31, 2014, our cash and cash equivalents, marketable securities and restricted cash balance was approximately $19.6 million. Based upon our cash and cash equivalents and marketable securities balance as of January 31, 2014, we believe that we will be able to finance our capital requirements and operations into the second calendar quarter of 2015.

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

During the nine months ended January 31, 2014, we sold 2,254,180 shares pursuant to the Offering Agreement for net proceeds of approximately $5,933,300 and subsequently sold 1,052,154 shares in February 2014 for net proceeds of approximately $3,765,100. Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of our public float. With the February 2014 share sales, we effectively reached the limit of the Offering Agreement and are currently assessing additional financing alternatives. Approximately $30.0 million remains available under the S-3 Shelf.

Under the ARENA agreement related to the VWP Project, conditions for receiving grant funds include achievement of project milestones, obtaining significant additional funding and other factors. Raising such additional funding for the VWP Project is in addition to financing requirements which may otherwise be needed for other Company operations. As additional equity related to the VWP Project is raised, our ownership percentage of OPTA and VWP may be diluted.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of January 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.     RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2013. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 12, 2013 are included below.

Our inability to effectively manage our growth could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls are not adequate to support our projected future growth. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in the amendment to, or termination of, customer contracts or relationships. To realize our growth, we may add sales, marketing and engineering offices in our existing and/or additional locations, which may include Australia, Japan, and continental Europe and which may result in additional organizational complexity.

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

We may be subject to litigation and other regulatory proceedings that may negatively impact our results of operations.

From time to time, we are subject to litigation and regulatory actions relating to our business.  The initiation or defense of litigation or regulatory actions would require us to make certain expenditures and can divert the attention of our management away from operating our business. In addition, an unfavorable decision or outcome could result in further, potentially significant, expenditures. Where disclosure is required, we will discuss current legal proceedings in which we are involved in our periodic reports filed with the SEC.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities or purchases of equity securities by the Company that are required to be disclosed.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     MINE SAFETY DISCLOSURES

None.

Item 5.     OTHER INFORMATION

None.

Item 6.      EXHIBITS

10.1	Employment Agreement, dated December 2, 2013, between Mark A. Featherstone and Ocean Power Technologies, Inc.

10.2	Amendment letter to Employment Agreement, dated December 11, 2013, between George W. Taylor and Ocean Power Technologies, Inc.

10.3	Amendment letter to Employment Agreement, dated December 11, 2013, between Charles F. Dunleavy and Ocean Power Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, filed March 14, 2014: (i) Consolidated Balance Sheets – January 31, 2014 (unaudited) and April 30, 2013, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended January 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Nine Months Ended January 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended January 31, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Nine Months Ended January 31, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Charles F. Dunleavy
Charles F. Dunleavy
Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2014

By:	/s/ Mark A. Featherstone
Mark A. Featherstone
Chief Financial Officer (Principal Financial Officer)

Date: March 14, 2014

EXHIBITS INDEX

10.1	Employment Agreement, dated December 2, 2013, between Mark A. Featherstone and Ocean Power Technologies, Inc.

10.2	Amendment letter to Employment Agreement, dated December 11, 2013, between George W. Taylor and Ocean Power Technologies, Inc.

10.3	Amendment letter to Employment Agreement, dated December 11, 2013, between Charles F. Dunleavy and Ocean Power Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, filed March 14, 2014: (i) Consolidated Balance Sheets – January 31, 2014 (unaudited) and April 30, 2013, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended January 31, 2014 and 2012, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Nine Months Ended January 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended January 31, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Nine Months Ended January 31, 2014 and 201 and (vi) Notes to Consolidated Financial Statements.