Form 10-K
period 2014-04-30
Ocean Power Technologies, Inc.
filed 2014-07-29
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.
20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $25.9 million based on the closing sale price of the registrant's common stock on that date as reported on the Nasdaq Global Market.

The number of shares outstanding of the registrant's common stock as of June 30, 2014 was 17,545,599.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of April 30, 2014, are incorporated by reference in Part III. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report or Form 10-K.

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

Our fiscal year ends on April 30. References to fiscal 2014 are to the fiscal year ended April 30, 2014.

ii

PART I

ITEM 1.	BUSINESS

Recent Developments

On June 9, 2014, Charles F. Dunleavy was terminated as the Chief Executive Officer of the Company and as an employee of the Company and its subsidiaries. His termination was for cause, and Mr. Dunleavy did not receive any severance payments under his employment agreement with the Company. David Keller, who has served as a Non-Executive Director of the Company since October 2013, assumed the position of Interim Chief Executive Officer, effective immediately. Mr. Keller has continued to serve on the board of directors (the “Board”). On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries.

On June 9, 2014, the Board appointed a Special Committee, composed of the Interim Chief Executive Officer and two outside directors of the Company, to conduct an internal investigation into the agreement between Victorian Wave Partners Pty Ltd (“VWP”), a project-specific operating entity wholly-owned by the Company’s subsidiary Ocean Power Technologies (Australasia) Pty Ltd (“OPTA”), and the Australian Renewable Energy Agency (“ARENA”), and related public statements concerning the project.

The Special Committee has retained outside counsel to assist in this investigation. Please see our Item 8.01 Form 8-K dated July 29, 2014 for a discussion of initial findings from the investigation to date.

Overview

We are developing and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies that convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently have and continue to develop two prototype PowerBuoy product lines: our utility scale PowerBuoy and our autonomous PowerBuoy. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues be from the sale of products and services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash from operating activities unless and until we achieve positive cash flow from the planned commercialization of our products and services.

Our PowerBuoy system is based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997. The rising and falling of the waves moves the buoy-like structure, creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology in novel applications and have deployed and maintained our systems in the ocean for testing. We are developing PowerBuoy technology that has the unique, patented capability to electronically "tune" its performance as wave characteristics change. We expect this will enable the PowerBuoy to optimize its efficiency and resulting power output in dynamic ocean wave conditions. Our two PowerBuoy prototype products are designed for the following applications:

●

Our utility scale prototype PowerBuoy product is designed to supply electricity to a local or regional electric power grid and/or stand-alone power user. Wave power stations may be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems, plus the remaining components required to deliver electricity to a power grid or directly to large sources of demand that are not grid-connected. We intend to sell our utility PowerBuoy system to utilities and other electrical power producers seeking to add electricity generated by wave energy to their existing electricity supply as well as to select non-grid power users. In July 2007, our PowerBuoy interface with the electrical utility power grid was certified as compliant with international standards. Intertek, an independent laboratory, provided testing and evaluation services to certify that our grid connection systems comply with designated national and international standards. The PowerBuoy grid interface bears the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid. In September 2010, working in conjunction with the US Navy and Hawaii Electric Company, our 40 kilowatt (kW)-rated PowerBuoy, located at Marine Corps Base Hawaii, became the first-ever grid connected wave energy device in the United States. In January 2011, our utility scale PowerBuoy design (the “150kW PowerBuoy” or “PB150”) structure and mooring system achieved independent certification from Lloyd’s Register. This certification confirmed that the PB150B1 design complies with certain international standards promulgated for floating offshore installations. The Lloyd’s Register (1999 Rules and Regulations for the classification of Floating Offshore Installation at Fixed Locations) process included detailed design analysis and appraisals, addressing the PB150B1 structure, hydrodynamics, mooring and anchoring. This PowerBuoy was deployed off the coast of Scotland from April 2011 through October 2011. While the PowerBuoy did not produce significant or anticipated power during its deployment period, learning from the deployment was incorporated into subsequent PowerBuoy designs. Best practices from the certification have been incorporated into ongoing design improvements.

●

Our autonomous prototype PowerBuoy system is designed to generate power for use independent of an existing power grid in remote locations. In 2011, we deployed and operated off the coast of New Jersey an autonomous prototype PowerBuoy (the “APB-350”), which we designed and manufactured for the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) contract for coastal security and maritime surveillance. The prototype APB-350 PowerBuoy structure, incorporating a unique power take-off and onboard system for energy storage and management, is significantly smaller than our utility scale PowerBuoy. With the partial funding from the US Navy, we were able to continue to improve our prototype PowerBuoy system. The prototype APB-350 Autonomous PowerBuoy aims at potentially providing persistent, off-grid clean energy in remote ocean locations. We believe there are a variety of potential applications for this system, including homeland security, offshore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys. Within the Homeland Security market sector, in 2012, we executed a Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Homeland Security, which utilized the same prototype APB-350 Autonomous PowerBuoy. An additional 2013 deployment provided critical data to inform the next design iteration of the prototype APB-350, which will incorporate major modifications to address critical operations and reliability improvements.

Our product development and engineering efforts are focused primarily on technologies that aim to increase energy output, reliability and scalability of the design of our PowerBuoy system, with the goal of generating electricity at a competitive levelized cost of energy.

If we achieve economies of scale for our prototype PowerBuoy systems and improve energy conversion efficiencies, we expect them to be able to provide a renewable electricity solution that competes in certain local markets where wave energy resources are very strong, where the current retail price of electricity is relatively high, and/or where sufficient subsidies are available.

During 2014, we made a decision to discontinue development efforts on an undersea substation pod (“USP”) as it was deemed non-core and commercial products are available in the market from other companies.

An important element of our business strategy is to expand our partnerships in key market areas. Our current and recent relationships include, but are not limited to, the following:

●	Lockheed Martin, with which we have several project teaming agreements and license agreements dating back to 2004.

●	Mitsui Engineering and Shipbuilding, with which we are working to develop a demonstration PowerBuoy in Japan.

●	The United States Navy and Department of Homeland Security:

-

From 2009 to 2011, we ocean-tested our PowerBuoy at the US Marine Corps Base Hawaii at Kaneohe Bay. The Oahu PowerBuoy was launched under our program with the US Navy for ocean testing and demonstration of PowerBuoys, including connection to the Oahu power grid.

-

We operated in 2011 an autonomous PowerBuoy off the coast of New Jersey, designed and manufactured by us under the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) contract for coastal security and maritime security.

-	We fabricated and deployed two separate autonomous PowerBuoys, which were subsequently deemed obsolete, as an alternate power source for the Navy's Deep Water Active Detection System (“DWADS”).

●	The Scottish government, to develop a utility scale PowerBuoy, which was deployed for testing off the coast of Invergordon, Scotland in 2011.

●

The European Union (“EU”) has awarded partial funding to deploy a PowerBuoy off the coast of northern Spain for our WavePort project. We commenced work under the EU grant in fiscal year 2012 and continued work during fiscal years 2013 and 2014. This would be the first such deployment of a PowerBuoy using our modular power take-off (“MPTO”) technology.

●	The US Department of Energy (“DOE”) and the UK Government’s Technology Strategy Board to help fund technology improvements to increase the power output of our prototype PowerBuoys.

●

Since 2010, we had been working with ARENA on a project to deploy a wave power station off the coast of Australia. In July 2014, the VWP Board of Directors determined that the project contemplated by the Funding Deed was no longer commercially viable and tendered a notice of its intent to terminate the Funding Deed and return to ARENA the grant funds received.

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

Our Market

The World Energy Council has stated that wave energy has the potential to produce around 2,000 teraWatt-hours of electricity a year, or enough power to meet 6% of the world’s current energy needs. Global demand for electric power is expected to increase by 29% from 3.8 billion kiloWatt-hours in 2012 to 4.9 billion kiloWatt-hours by 2040 according to Energy Information Administration’s Outlook 2014.

According to an April 2013 report from Bloomberg New Energy Finance, annual spending on clean energy projects that do not contribute to greenhouse-gas pollution may rise to $630 billion by 2030 from $189 billion in 2012. There are a variety of factors contributing to the increasing development of renewable energy systems that capture energy from replenishable natural resources, including ocean waves, tides, flowing water, wind and sunlight, and convert it into electricity. These factors include:

●

 Rising cost of fossil fuels. Although subject to short-term fluctuations, the cost of fossil fuel used to generate electricity has been generally rising and is likely to continue to rise in the future.

●

Dependence on energy from foreign sources. Many countries, including the United States, Japan and much of Europe, depend on foreign resources for a significant portion of their domestic energy needs. Concerns over political and economic instability in some of the leading fossil fuel producing regions of the world are encouraging consuming countries to diversify their sources of energy.

●

Environmental concerns. Environmental concerns regarding the contamination, pollution and by-products from fossil fuels have led many countries and several US states to pass legislation aimed at reducing emissions of carbon dioxide and other gases associated with the use of fossil fuels and to adopt policies promoting the development of cleaner technologies.

●

Government incentives. Many countries have adopted policies to provide incentives for the development and use of renewable energy sources, such as subsidies to encourage the commercialization of renewable energy power generation.

There are significant challenges for this nascent industry as elaborated in the Risk Factors.

Wave Energy

The energy in ocean waves is a form of renewable energy that can be harnessed to generate electricity. Ocean waves are created when wind moves across the ocean surface. The interaction between the wind and the ocean surface causes energy to be exchanged. At first, small waves occur on the ocean surface. As this process continues, the waves become larger and the distance between the tops of the waves becomes longer. The size of the waves, and the amount of energy contained in the waves, depend on the wind speed, the time the wind blows over the waves and the distance covered. The rising and falling of the waves move the float portion of our PowerBuoy system, creating mechanical energy that our proprietary technologies convert into usable electricity.

There are a variety of benefits to using wave energy for electricity generation.

●

Scalability within a small site area. Due to the dense energy in ocean waves, wave power stations can be installed in a relatively small area. We anticipate that as we continue to mature our PowerBuoy system, we will be able to construct a wave power station that we expect would have a smaller footprint and occupy less of the ocean surface than many other competing technologies.

●

Predictability. The supply of electricity from wave energy can be forecasted several days in advance. The amount of energy a wave hundreds of miles away will have when it arrives at a wave power station days later can be calculated with a high degree of accuracy based on satellite images and meteorological data. Power producers can use this information to develop sourcing plans to meet their short-term electricity needs.

●

Constant source of energy. The annual flow of waves at specific sites can be relatively constant. Based on our studies and analysis of various sites of interest, we anticipate that we will be able to deploy our PowerBuoys in locations where they can produce usable electricity for the majority of all hours during a year.

●

Close to population centers. The proximity of large population areas to large bodies of water means that on-shore power transmission infrastructure is often already in place and may be utilized for wave energy generation projects.

There are a variety of approaches, in different stages of development, for capturing wave energy and converting it into electricity. Methods for generating electricity from wave energy can be divided into two general categories: onshore systems and offshore systems. Our PowerBuoy systems are offshore systems. Offshore systems are typically located one to five miles offshore and in water depths of between 100 and 300 feet. The system can be above, on or below the ocean surface. Many offshore systems utilize a floatation device to harness wave energy. The heaving or pitching of the floatation device due to the force of the waves creates mechanical energy, which is converted into electricity by various technologies. Onshore and near shore systems are often located on a shore cliff or a breakwater, or a short distance at sea from the shore line, and typically must concentrate the wave energy first before using it to drive an electrical generator. Although maintenance costs of onshore systems may be less than those associated with offshore systems, there are a variety of disadvantages to these systems. As waves approach the shore, their energy decreases; onshore and near shore wave power stations, therefore, do not take full advantage of the amount of energy that waves in deeper water produce. In addition, there are a limited number of suitable sites for onshore and near shore systems and there are environmental and possible aesthetic issues with these wave power stations due to their size and location at or near the shore.

Our Products

We offer two types of prototype PowerBuoy product lines: our utility scale PowerBuoy system, which is designed to supply electricity to a local or regional electric power grid and/or directly to a remote large source of demand, and our autonomous PowerBuoy system, which is designed to generate power for use independent of the power grid in remote locations. Both products use the same PowerBuoy technology.

Our PowerBuoy system consists of a floating buoy-like device that is loosely moored to the seabed so that it can freely move up and down in response to the rising and falling of the waves, as well as a power take-off device, an electrical generator, a power electronics system and our control system, all of which are sealed in the unit.

As ocean waves pass the PowerBuoy, the mechanical stroking created by waves is converted by the MPTO into rotational mechanical energy, which, in turn, drives the electrical generator. The power electronics system then conditions the output from the generator into grid-ready electricity or to meet the power requirements of larger stand-alone sources of demand. The operation of the PowerBuoy system is controlled by our customized, proprietary control system.

The control system uses sophisticated sensors and an onboard computer to continuously monitor the PowerBuoy subsystems as well as the main characteristics of the waves interacting with the PowerBuoy system. The control system collects data from the sensors and uses proprietary algorithms to electronically adjust the performance of the PowerBuoy system. By making these electrical adjustments, the PowerBuoy system is able to maximize the amount of usable electricity generated from the waves. We believe that this ability to optimize the performance of the PowerBuoy system is a significant advantage of our technology.

In the event of large storm waves, the control system for the PowerBuoy locks down the PowerBuoy system and electricity generation is suspended. When the wave heights return to a normal operating range, the control system unlocks the PowerBuoy system and electricity generation and transmission recommence. This safety feature prevents the PowerBuoy system from being damaged by the increased amount of energy in storm waves.

Utility Scale PowerBuoy System

The utility scale PowerBuoy system is designed to transmit electricity to shore by an underwater power cable, which would then be connected to a power grid and/or directly to a remote large source of demand. The utility scale PowerBuoy system is designed to be positioned in water with a depth of 100 to 300 feet, which can usually be found one to five miles offshore. This depth allows the system to capture meaningful amounts of energy from the waves, since decreasing water depth depletes the energy in the waves.

The mooring system for keeping a utility scale PowerBuoy system in position connects the PowerBuoy by lines to three subsurface floats that, in turn, are connected by lines to three anchors. This is a well-established mooring system, referred to as three-point mooring, commonly used in various maritime applications.

We refer to the entire utility scale power generation system at one location as a wave power station, which may either be comprised of a single PowerBuoy system or an integrated array of PowerBuoy systems connected by a undersea substation to an underwater cable to transmit the electricity to shore. By design, our system is scalable, as multiple PowerBuoy units can be integrated with one undersea substation to create a wave power station with a larger output capacity.

Other potential applications for our utility scale PowerBuoy system include generating electricity for large sources of demand such as off-shore oil platforms, water treatment and natural resource processing. In these instances, the power generated by the utility scale PowerBuoy system would be delivered directly to the point of electricity consumption for these special applications.

Leveraging the data collected and lessons learned from a variety of in-ocean deployments and other testing, our product development and engineering efforts are focused primarily on increasing energy output, reliability and scalability of the design of our PowerBuoy system with the goal of generating electricity from our technology at a competitive levelized cost of energy. Further design optimization efforts focusing on manufacturability are on-going.

We anticipate that if we achieve economies of scale for our PowerBuoys and improve energy conversion efficiencies, we expect them to be able to provide a renewable electricity solution that is competitive in certain local markets where wave energy resources are very strong, where the current retail price of electricity is relatively high, and/or where sufficient subsidies are available.

Autonomous PowerBuoy System

The autonomous PowerBuoy system is based on similar technology to the utility scale PowerBuoy system, but is designed for potential persistent electricity generation of relatively low amounts of continuous power for use independent of the power grid, in remote deep-ocean locations. In addition, utility scale PowerBuoys may be utilized in an autonomous mode.

We believe there are a variety of potential applications for this system, including homeland security, offshore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys.

In 2009, we received a contract from the US Navy to develop and demonstrate our prototype PowerBuoy. The LEAP contract was established to enhance the US Navy's territorial surveillance capability by providing potential persistent power at sea for port maritime surveillance in near coast, harbor, and offshore areas. In September 2010, the US Navy provided $2.75 million in additional funding to us for the second stage of this contract. During the first stage of the LEAP contract, we successfully completed delivery of the design and on-land testing of a new power take-off system for the autonomous prototype LEAP PowerBuoy. In the second stage of the contract, we built and, in 2011, deployed off the coast of New Jersey a LEAP PowerBuoy structure incorporating that new power take-off system. During its deployment, the system endured Hurricane Irene’s storm force waves as high as 50 feet. The ocean test of the LEAP PowerBuoy provided evidence in support of the use of our technology as a potential persistent power source for systems requiring remote power at sea. In 2012, we entered into a CRADA with the U.S. Department of Homeland Security that utilized the same APB-350 Autonomous PowerBuoy as was deployed off the coast of New Jersey in 2011 under the LEAP program contract. In addition to the radar system payload included under the LEAP program contract, the 2013 deployment of the APB-350 included an acoustic sensor array with the goal of expanding the maritime surveillance capability. While valuable data was collected and the performance of the acoustic sensor array was validated, the APB-350 operated for less than one month. Upon its retrieval and inspection, we determined that major design modifications were required to achieve operational reliability.

From 2007 to 2008, we received two contracts from the US Navy to provide our PowerBuoy technology to a unique program for ocean data gathering. Under this program, the Navy conducted an ocean test of our autonomous PowerBuoy as an alternative power source for the Navy's Deep Water Active Detection System. We concluded work under these contracts in fiscal 2013.

Our Competitive Advantages

We believe that our technology for generating electricity from wave energy and our commercial relationships give us several potential competitive advantages in the renewable energy market.

Our PowerBuoy system uses an ocean-tested technology to generate electricity.

●

We have conducted a number of ocean tests since 1997 in order to demonstrate the viability of our technology. Our grid-connected Hawaii system was deployed from December 2009 to January 2012. Additional ocean trials of our utility scale prototype PowerBuoy were conducted in 2011 at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. The 2011 ocean test of the LEAP PowerBuoy further supported the use of our technology as a potential persistent power source for systems requiring remote power at sea. Our PowerBuoy systems have endured hurricanes, winter storms and tsunami-driven waves while installed in the ocean.

Our PowerBuoy system's grid connection has been certified and one of our PowerBuoys has been successfully connected to a grid.

●

In July 2007, we announced that our PB40 PowerBuoy grid connection system had been certified by Intertek as compliant with designated national and international standards. This qualifies our ability to make our technology compatible with integration into utility grid systems. In September 2010, our PB40 PowerBuoy, which was tested at the US Marine Corps Base in Hawaii, became the first-ever grid-connected wave energy device in the United States; however, power generated was not sufficient to feed into the grid.

Our PowerBuoy system is designed to be efficient in harnessing wave energy.

●

The intent behind our PowerBuoy system is to efficiently convert wave energy into electricity by using sensors to detect actual wave conditions and then to adjust, or "tune," the performance of the generator using our proprietary electrical and electronics-based control systems.

●	Our PowerBuoys are designed to maximize the power generated for a given location.

Numerous potential sites for our wave power stations are located near major population centers worldwide.

●

Our systems are designed to work at sites in many coastal locations around the world. In particular, we are targeting potential sites located near large population centers with access to existing power transmission infrastructure that have significant and increasing electricity requirements.

We have significant commercial relationships.

●

Our projects with the DOE, the US Navy, Lockheed Martin, Mitsui Engineering and Shipbuilding, the EU, US Department of Homeland Security and the UK Government’s Technology Strategy Board provide us with an initial opportunity to market our PowerBuoys for utility scale and autonomous applications. By collaborating with leaders in renewable energy development, we believe we will be able to accelerate our in-house knowledge of both the utility scale and autonomous power generation markets.

.

●	Our relationships with the US Navy and Department of Homeland Security have allowed us to develop an APB-350 prototype PowerBuoy system and enhanced our market visibility.

Our systems are environmentally benign and aesthetically non-intrusive.

●

We believe that our PowerBuoy system does not present significant risks to marine life and does not emit significant levels of pollutants. For example, in connection with our project at the US Marine Corps Base in Hawaii, the US Navy obtained an independent environmental assessment of our PowerBuoy system prior to installation, as required by the National Environmental Policy Act. This assessment resulted in a “Finding of No Significant Impact,” the highest rating. We believe that our PowerBuoy systems would have minimal environmental impact. In addition, we received a “Finding of No Significant Impact” from the DOE after environmental assessment in connection with our Reedsport, Oregon project.

●

Since our PowerBuoy systems are typically located one to five miles offshore, they are usually not visible from the shore. Visual impact is often cited as one of the reasons many communities have opposed plans to develop power stations, in particular wind power stations. Our PowerBuoy system has the distinct advantage of having only a minimal visual profile. Only a small portion of the unit is visible at close range, with the bulk of the unit hidden below the water.

Customers/Projects

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	2014	2013	2012

Mitsui Engineering & Shipbuilding	38%	20%	3%
US Department of Energy	34%	51%	32%
EU (WavePort project	15%	17%	13%
UK Government's Technology Strategy Board	12%	3%	20%
US Navy	–	3%	29%

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

Australia

In 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (Leighton) for the development of wave power projects off the coast of Australia. In 2009, Leighton formed Victorian Wave Partners Pty Ltd (“VWP”), a special purpose company for the development of a wave power project off the coast of Victoria, Australia. In 2010, VWP and the Commonwealth of Australia entered into an Energy Demonstration Program Funding Deed (“Funding Deed”), wherein VWP was awarded an A$66.5 million (approximately US$62 million) grant for the wave power project; however, receipt of funds under the grant was subject to certain terms, including achievement of future significant external funding milestones. The grant was expected to be used towards the A$232 million proposed cost of building and deploying a wave power station off the coast of Australia (the “Project”). In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd acquired 100% ownership of VWP from Leighton. In January 2014, VWP signed a Deed of Variation with the Australian Renewable Energy Agency (“ARENA”) that amended the Funding Deed, and, in March 2014, received the initial portion of the grant from ARENA in the amount of approximately A$5.6 million (approximately US$5.2 million) (the “Initial Funding”). The Initial Funding was subject to claw-back provisions if certain contractual requirements, including performance criteria, were not satisfied. In light of the claw-back provisions, the Company determined to classify the Initial Funding as an advance payment, hold the funds as restricted cash and defer recognition of the funds as revenue. In July 2014, the VWP Board of Directors determined that the project contemplated by the Funding Deed was no longer commercially viable and tendered a notice of its intent to terminate the Funding Deed and return the Initial Funding to ARENA.

.

Japan

In fiscal 2014, we worked with Mitsui Engineering & Shipbuilding (“MES”) under a contract worth approximately US$2.8 million. This contract funded additional work to enhance our PowerBuoy technology for Japanese sea conditions. Under this contract and prior work with MES, we analyzed methods to maximize buoy power capture, performed modeling and wave tank testing, evaluated novel mooring strategies and conducted preliminary design reviews with MES. In fiscal 2015, we expect a decision to be made by MES on the next steps toward ocean trials of a demonstration PowerBuoy off the coast of Japan.

Reedsport, Oregon Project

We had obtained a permit from the Federal Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Reedsport, Oregon. In addition, we received two cost-sharing contracts with the (DOE) for approximately $4.4 million to construct and deploy a single PowerBuoy off the coast of Reedsport. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we are taking the steps necessary to close out this project with DOE. In May 2014, we filed an application to surrender the FERC permit for the remaining phases. We are currently working with the State of Oregon Department of State Lands to remove all anchoring and mooring equipment from the seabed off the coast of Oregon, and expect to continue this work over the next several months.

US Navy

In September 2009, we received $2.4 million from the US Navy for the first stage of the US Navy’s LEAP contract prototype contract to provide our PowerBuoy. In September 2010, the US Navy awarded $2.75 million in additional funding to us for the second stage of this program. The LEAP contract is being developed to enhance the US Navy's territorial protection capability by providing potential persistent power at sea for port maritime surveillance in the near coast, harbor, piers and offshore areas. During the first stage of the LEAP contract in 2011, we completed delivery of the design and on-land testing of a new power take-off system for the autonomous LEAP PowerBuoy. In the second stage of the contract, we built and deployed in 2011 a LEAP PowerBuoy structure, incorporating that new power take-off system. The LEAP system was deployed during 2011 by a US Coast Guard vessel and was ocean-tested approximately 20 miles off the coast of New Jersey. It was integrated with the Rutgers University-operated land-based radar network that provides ocean current mapping data for the National Oceanographic and Atmospheric Administration (NOAA) and US Coast Guard search and rescue operations. The ocean test of the LEAP vessel detection system demonstrated dual-use capability of the radar network and helped to verify our technology as a potential persistent power source for systems requiring remote power at sea while withstanding the high storm waves of Hurricane Irene. In 2012, we executed a CRADA with the U.S. Department of Homeland Security to collaborate and demonstrate persistent maritime vessel detection. The ocean demonstration in 2013 utilized the same APB-350 Autonomous PowerBuoy that was deployed off the coast of New Jersey during 2011 under the LEAP contract.

Scotland Project

In 2007, we received a $1.8 million contract from the Scottish Executive toward the construction and testing of a PB150B1 PowerBuoy system. Ocean trials of that PowerBuoy were conducted in 2011. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. Our utility scale PB150B1 structure and mooring system achieved independent certification from Lloyd’s Register. This certification from Lloyd’s Register confirms that the PB150B1 design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

Spain:

2006 Spain Project

In July 2006, Iberdrola Energias Marinas de Cantabria, S.A., or Ibermar, was formed to construct and operate a wave power station off the coast of Santoña, Spain. Iberdrola Energias Renovables II, S.A. (Iberdrola Energias), an affiliate of Iberdrola, was the largest shareholder of Ibermar. Minority shareholders include OPT, Sociedad para el Desarrollo Regional de Cantabria, S.A., or SODERCAN, an industrial development agency of the Spanish region of Cantabria, Total Eolica, an affiliate of Total S.A., and Instituto para la Diversificacion y Ahorro de la Energia, S.A. (IDAE), a Spanish government agency dedicated to energy conservation and diversification efforts. Funding was shared among the shareholders based on agreed-upon percentages that reflect the parties' anticipated ownership interest in the wave power station. OPT owned 10% of Iberdrola Cantabria through our UK subsidiary, Ocean Power Technologies Limited (“OPT LTD”).

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station with our customer Ibermar (“2006 Spain Construction Agreement”). In January 2007, the parties entered into a corresponding Operations and Maintenance Agreement. Under the 2006 Spain Construction Agreement, we agreed to manufacture and deploy one 40kW rated PowerBuoy system and the ocean-based substation and infrastructure required to connect nine additional PowerBuoy systems by December 31, 2009. The terms of the construction of the nine additional PowerBuoy units and the installation of the underwater transmission cable and underwater substation pod were not covered by the 2006 Spain Construction Agreement and were to be separately agreed upon.

The PB40 PowerBuoy for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for remedial work to the power take-off and control systems and was not subsequently re-installed. In November 2010, we commenced negotiations with Ibermar with the goal of cancelling the remaining obligations between the parties under the Construction and Operations and Maintenance agreements, transferring ownership of the equipment manufactured or purchased by OPT under the construction agreement to Ibermar, and having Ibermar pay certain amounts due to OPT. During fiscal 2014, the dissolution of Ibermar was unanimously approved by the shareholders of Ibermar. In connection with the dissolution of this entity, OPT LTD signed an agreement with Ibermar to cancel all obligations under both the 2006 Spain Construction Agreement and the Operations and Maintenance Agreement between Ibermar and OPT LTD. In addition, we paid the final 5% stake in the entity that had been accrued in a prior period and received partial payment of an account receivable under the 2006 Spain Construction Agreement that had been fully reserved in a prior period.

As of April 30, 2014, there are no outstanding or future obligations between the parties.

WavePort Project

In March 2010, we announced the award of €2.2 million under the European Commission's Seventh Framework Programme (“FP7”) by the European Commission's Directorate (“EC”) responsible for new and renewable sources of energy, energy efficiency and innovation. This grant is part of a total award of €4.5 million to a consortium of companies, including OPT, to deliver a PowerBuoy wave energy device under a project entitled WavePort, with an innovative wave prediction capability and a "wave-by-wave" tuning system. We commenced work under this grant in fiscal 2012. This cost-sharing contract expires on July 31, 2014, and the contract will not be extended. We have reduced our backlog as of April 30, 2014 by $0.5 million to reflect the estimated impact of expiration. Our intention is to proceed with this project using our own funding or with the use of other external funding. We expect to deploy this PowerBuoy in calendar 2015.

During fiscal 2014, we installed the innovative modular power take-off in the PowerBuoy spar, started the final PowerBuoy assembly, developed a mooring design and progressed commercial and logistics arrangements for deployment and the use of a suitable trial site. Initially the deployment site was intended to be the same location as the 2006 Spain Project site. With the dissolution of Ibermar in December 2013, this site became unavailable. We have identified an alternate site and are currently in negotiations to finalize the contract. It is anticipated that the PowerBuoy will be deployed at a site off the north coast of Spain, along with other components of the project to be provided by members of the consortium. In July 2014, we were awarded a grant of up to Euro 1.13 million ($1.56 million) by the Basque regional energy agency, Ente Vasco de la Energia (“EVE”) which can be applied to the WavePort project. The amount of grant actually received will depend on the amount of eligible project spending incurred as well as amounts received from the EC related to the project. The performance period for the EVE grant runs to December 31, 2015.

United Kingdom

The WaveHub site in South West England is operated by a company wholly owned by the UK government and consists of a pre-consented area of ocean with a fully constructed shore connection and sub-sea export cable with a capacity up to 20MW, with the express purpose of enabling ocean trials of offshore energy devices. In 2009, we had negotiated and maintained in force a Commitment Agreement with WaveHub that gave us first refusal rights to negotiate a full Berthing Agreement. During fiscal 2014, the Commitment Agreement expired and was not renewed or extended. We are no longer actively planning the development of a project at WaveHub, but because it remains a promising deployment location, we are keeping under review opportunities that may lead to the development of a future project at this location.

PowerBuoy Development Projects

In April 2010, we received a $1.5 million award from the DOE for a feasibility study of a PowerBuoy with the ability to produce up to 500kW of power (PB500/Mark4). In fiscal 2011, we received additional awards totaling $4.7 million for the PB500 structure and PTO optimization study; $2.3 million from the UK Government’s Technology Strategy Board and $2.4 million from the DOE. In fiscal 2014, upon completion of the concept design and associated trade studies that included detailed mechanical analyses, manufacturability and overall projected performance, the study concluded that a PB500 would not be technically feasible or economically viable. Our development efforts since that time have focused on further optimization of our modular and optimized power takeoff technology.

Backlog

At April 30, 2014, our total negotiated backlog was $4.9 million compared with $3.8 million at April 30, 2013. Approximately $1.2 million of our backlog at April 30, 2014 was for our Oregon project; we are discussing the necessary steps with the DOE to close out this project. In addition, approximately $0.9 million of our backlog at April 30, 2014 was for our WavePort project off the coast of Spain. This cost-sharing contract expires on July 31, 2014 and the contract will not be extended. We have reduced our backlog as of April 30, 2014 by $0.5 million to reflect the estimated impact of expiration. Our intention is to proceed with this project using our own funding or with the use of other external funding. In July 2014, we were awarded a grant of up to Euro 1.13 million ($1.56 million) by EVE which can be applied to the WavePort project. The amount of grant actually received will depend on the amount of eligible project spending incurred as well as amounts received from the EC related to the project. Most of our backlog at April 30, 2014 and 2013 consisted of cost-sharing contracts as described in the Financial Operations Overview section of Management’s Discussion and Analysis in this Annual Report on Form 10-K. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Our backlog was fully funded at April 30, 2014 and 2013. Further, in September 2013, we were selected for a $1.0 million award from the DOE to enhance the commercial viability of our PowerBuoy system through mechanical component design changes. As of April 30, 2014, the receipt of funds under this award is pending further negotiations, and this award is not included in our negotiated backlog.

For fiscal 2014, we generated revenues of $1.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $11.0 million, and for fiscal 2013, we generated revenues of $3.6 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $14.7 million. As of April 30, 2014, our accumulated deficit was $151.6 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the prevailing price of electricity in all significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed with the capability to feed electricity into a local or regional power grid, depends significantly on the availability and magnitude of government incentives and subsidies for wave energy. Federal, state and local governmental bodies in many countries have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, many incentive and subsidy programs have specific expiration dates, and there can be no assurance that our technology will qualify for current or future subsidies. The timing, scope and size of new government programs for renewable energy are uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding or that projects will be profitable even with available funding.

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

Our Business Strategy

Our business goals are to strengthen our leadership in developing wave energy technologies and to achieve commercial status for our utility and autonomous product lines. In order to achieve these goals, we are pursuing the following business strategies:

●

Continue to increase PowerBuoy system output.  Our product development and engineering efforts are focused on increasing the energy output, the reliability and expected operating life, as well as optimizing manufacturability of the design of our PowerBuoys, with the goal of generating electricity from our technology at a competitive levelized cost of energy We believe that by increasing system output of the individual PowerBuoy, and also by increasing volume production of the PowerBuoys, we will be able to decrease the cost per megawatt of our PowerBuoy system and the cost per megawatt hour of the energy generated.

●

Sell PowerBuoys. Our fundamental long-term business plan for the utility market sector is to market and sell PowerBuoys, rather than to take on the capital requirements of building and owning power stations and selling the energy generated. In addition, in order to create recurring revenue streams, we seek to support the planning and training required for maintenance over the life-cycle of the buoys.

●

Expand revenue streams from our autonomous PowerBuoy system.  The autonomous PowerBuoy system addresses specific power generation needs of customers requiring off-grid electricity generation in remote locations in the open ocean. Since our autonomous PowerBuoy concept is well suited for many of these uses, we do not expect that they will require subsidies or other price incentives for commercial acceptance. We believe there are a variety of potential applications for this system, including homeland security, offshore oil and gas platforms, and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys.

●

Outsource most of the plant construction and deployment. We outsource all metal fabrication, anchoring, mooring, cabling supply and deployment in order to minimize our capital requirements as we scale our business. The high value-added MPTO is assembled and tested at our facilities and shipped to project sites for integration into the PowerBuoys.

●

Concentrate sales and marketing efforts on four geographic markets. We are currently focusing our sales and marketing efforts on the west coast of North America, the west coast of Europe, the coasts of Australia and the east coast of Japan. We believe that each of these areas represent a strong potential market for our utility and autonomous PowerBuoys because they combine appropriate wave conditions, political and economic stability, large population centers, high levels of industrialization and significant and increasing electricity requirements.

●

Maximize customer funding of technology development.  We actively seek to obtain external funding for the development of our technology, including cost-sharing obligations under some of our customer contracts. In April 2010, we were awarded $1.5 million from the DOE for the development of our utility scale product line. In fiscal year 2011, we were awarded an additional $2.4 million from the DOE and $2.3 million from the UK Government’s Technology Strategy Board for utility scale product development that continued to fund our technology development through fiscal year 2014.

●

Expand our partnerships in key market areas.  We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and core competences. We have formed such partnerships with Lockheed Martin in the US and Australia, and with MES in Japan.

Marketing and Sales

We are developing our sales capabilities and have begun pre-commercial marketing of our prototype PowerBuoy systems. Because our products use a new technology, we expect that the decision process of a potential customer will require us to make substantial educational efforts.

Additionally, we intend to continue to enter into development agreements with strategic partners such as DOE and MES. In particular markets, we may grant licenses to local businesses to sell, manufacture or operate PowerBuoy hardware components.

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

Utility PowerBuoy System Marketing

We plan to market our utility scale prototype PowerBuoy systems to utilities and independent power producers interested in adding electricity generated from renewable sources to their existing electricity supply. In addition, we are exploring the use of our utility scale PowerBuoy systems for applications that include supplying power to off shore oil platforms, desalination of water, water treatment and natural resource processing. In these instances, the power generated by the utility PowerBuoy system would bypass the grid and be delivered directly to the point of electricity consumption for these special applications.

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

Manufacturing and Deployment

Manufacturing and Raw Materials

We engage in two types of manufacturing activities: the manufacturing of the high value-added PTO components, for systems control, power generation and power conversion for each PowerBuoy system, and contracting with outside companies for the fabrication of the buoy-like structure, anchoring and mooring, and cabling.

Our core in-house manufacturing activity is the assembly and testing of the power generation and control modules at our Pennington, New Jersey facility. The power generation and control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electrical energy. The sensors and control systems use sophisticated technology to monitor ocean conditions and optimize the performance of the PowerBuoy system in response to those changing conditions. We maintain a portfolio of patents, including those that cover our power generation, power conversion and control technologies.

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

Research and Development

Our research and development team consists of employees with a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We engage in extensive research and development efforts to improve PowerBuoy efficiency, reliability and power output and to reduce manufacturing cost and complexity. Our research and development efforts are currently focused on increasing the output and reliability of our PowerBuoys, our MPTO technology, and to the research and development of new products, product applications and complementary technologies.

Research and development expenses are reflected on our consolidated statements of operations as product development costs. Research and development expenses were $4.6 million for fiscal 2014 and $7.3 million for fiscal 2013.

We plan to continue work on the design for next-generation utility scale PowerBuoy and autonomous PowerBuoys. The key to increasing the energy output of the PowerBuoy system is to increase the system's efficiency. If we increase the efficiency of the wave capture portion of the PowerBuoy system, we will be able to increase the amount of wave energy the system can capture and, in turn, increase the output of the system. We believe that we will be able to further increase the output capacity of the PowerBuoy system using technology that we are developing, as well as our work on design, manufacture, testing and deployment of the higher capacity systems. We are exploring design and construction techniques that will enable the larger PowerBuoy arrays to be deployed cost effectively and safely without damage. For example, our complete 40kW-rated PowerBuoy systems are transported to the onshore deployment sites using standard flatbed trucks; however, the other PowerBuoy systems are too large for these trucks and need to be transported in modules and assembled on-site.

We also plan to continue our technology development of specific applications for our PowerBuoy systems to expand our growth opportunities. For example, we are exploring applications that would allow our PowerBuoys to provide power for desalination of water, water treatment and natural resource processing.

It is our intent to fund the majority of our research and development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses or reduce the scope of our activities as necessary.

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

As of April 30, 2014, we owned a total of 56 issued United States patents and have 9 United States patent applications. We have pending foreign counterparts to 22 of our issued patents and 5 of our pending non-provisional patent applications.

Our patent portfolio includes patents and patent applications with claims directed to:

●	system design;

●	control systems;

●	power conversion;

●	anchoring and mooring; and

●	wave farm architecture.

The expiration dates for our issued United States patents range from 2014 to 2028. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with US federal government funding are subject to certain government rights as described in "Risk Factors — Risks Related to Intellectual Property."

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

Although the market for equipment that generates electricity from wave energy is in its early stage of pre-commercial development, there are a number of companies, some with institutional funding, developing technologies to generate electricity from wave energy, and we compete or will compete with them. We believe there are over 100 companies worldwide developing wave energy technologies. Many of these companies are located in the United Kingdom, continental Europe, Japan, Israel, the United States and Australia, and most are focused on offshore systems. Only a few of these companies have conducted long-term ocean testing of their systems, which is a critical factor in proving the survivability and performance of any wave energy system.

To compete effectively, we have to demonstrate that our PowerBuoy systems are commercially attractive, compared to other wave energy systems and other renewable energy systems, by differentiating our systems on the basis of performance, survivability in operation and storm wave conditions and cost effectiveness.

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

The renewable energy industry has also been subject to increasing regulation. As the renewable energy industry continues to evolve and as the wave energy industry in particular develops, we anticipate that wave energy technology and our PowerBuoy systems and their deployment will be subject to increased oversight and regulation in accordance with international, national and local regulations relating to safety, sites, environmental protection, utility interconnection and metering and related matters.

Our PowerBuoy systems currently face regulation in the US and in foreign jurisdictions concerning, among other areas, the sale and transmission of electricity, site approval and environmental approval and compliance. In order to encourage the adoption of renewable energy systems, many governments offer subsidies and other financial incentives and have mandated renewable energy targets. These subsidies, incentives and targets may not be applicable to our wave energy technology and therefore may not be available to us or our customers.

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

In the United States, federal agencies regulate the siting of renewable energy and related-uses located on the outer continental shelf, which is generally more than three miles offshore. For projects located within three miles of the US shore, the adjacent state would be responsible for issuing a lease and other required authorizations for the location of the project. In either case, an assessment of the potential environmental impact of the project would be conducted in addition to other requirements. Generally, the same process applies to foreign sites where site approval is contingent on meeting both federal and local regulatory and environmental requirements.

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

We believe that a significant potential advantage of our PowerBuoy systems is that they do not present significant environmental risks when compared to traditional power generation technologies, as there is no significant visual or audible impact and such systems have not been shown to have a significant negative effect on fish or sea mammals.

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

Each of the member states of the EU has a country-specific target for the level of consumption of electricity from renewable sources. They may be required to meet their renewables obligations, have to pay a buy-out price or purchase Renewables Obligation Certificates (“ROC”) from companies that generate electricity from renewable resources.

Many countries and other local jurisdictions have established limits on carbon dioxide emissions. In particular, a key component of the Kyoto Protocol is the commitments made by certain countries to reduce carbon dioxide emissions. The country, locality or companies within the jurisdiction are given carbon emission allowances, or carbon credits, which represent the right to emit a specific amount of carbon dioxide. A country, locality or company having emissions that exceed its allocated carbon credits may purchase unused carbon credits from a country, locality or company that has reduced its emissions beyond its requirements to do so. The carbon dioxide emissions from a PowerBuoy wave power station are zero, and, therefore, a PowerBuoy wave power station may generate carbon credits that could be used and sold. However, government programs are subject to change or may require periodic renewal.

Employees

As of April 30, 2014, we had 29 full-time employees and 1 part-time employee. Of these employees, 26 are located in Pennington, New Jersey and 4 are located in Warwick, UK. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

Under the S-3 Shelf, we established an at the market offering facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (the “Manager”) via an At the Market Offering Agreement in June 2013 (the “ATM Agreement”). Under the ATM Agreement, we offered and sold shares of our common stock from time to time through the Manager, acting as sales agent, in ordinary brokerage transactions at prevailing market prices.

We also entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC on April 4, 2014, with respect to the issuance and sale in an underwritten public offering (the “Public Offering”) of an aggregate of 3,800,000 shares of our common stock. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing and indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the ATM Agreement, Underwriting Agreement or otherwise, to one third of our public float. Given the fiscal 2014 share sales, we fully utilized the ATM Agreement and reached the applicable limit under Form S-3. Approximately $18.2 million remains available for issuance under the S-3 Shelf.

Sales under the S-3 Shelf or other sales of equity or convertible securities would be dilutive to our stockholders. If additional funds are raised through the issuance of preferred stock or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and commercialization efforts, which could adversely affect our financial condition, operating results and the market value of our common stock.

If we are unable to obtain financing to meet the requirements of government or other grants, we may be unable to continue the development of our business.

Certain of our current projects depend on government grants to fund research and development, testing and deployment of our PowerBuoy systems. Our receipt of funds under these government grants is frequently conditioned on our obtaining other financing as a prerequisite to receiving all or portions of funds under the grant. Any equity financing we are able to secure could be dilutive to our stockholders. If we are unable to secure sufficient external funding on a timely basis or meet performance milestones, a granting agency could determine to withdraw the grant, change the terms of the grant in ways that make the project less attractive for us, or require us to self-fund the project. We may be unable or unwilling to self-fund a project now or in the future, so our projects are subject to the risk of substantial delay or abandonment based on the availability of external funding. Our inability to obtain grants, or to meet funding or performance milestones related to grants we obtain, could jeopardize the particular project and could damage our reputation and our relations with our commercial partners, any of which could adversely affect our financial condition and results of operations.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $11.0 million in fiscal 2014 and $14.7 million in fiscal 2013. As of April 30, 2014, we had an accumulated deficit of $151.6 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to have a net use in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

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

One of our goals is to increase the energy output of our utility PowerBuoy system. Our success in meeting this objective depends on our ability to significantly increase the energy output of our PowerBuoy system in a cost-effective and timely manner and our ability to overcome the engineering and deployment hurdles that we face, including developing design and construction techniques that will enable the PowerBuoy systems to be deployed cost effectively and without damage, and designing the mooring system to account for the PowerBuoy systems. We have experienced problems and delays in the development and deployment of our PowerBuoy system in the past, and could experience similar delays or other difficulties in the future. If we cannot increase the energy output of the utility PowerBuoy system, or if it takes us longer to do so than we anticipate, we may be unable to expand our utility business, maintain our competitive position, satisfy our contractual obligations or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations will be adversely affected.

If we do not reach full commercial scale, we may not be able to offer a cost competitive power station and the commercial prospects of our utility PowerBuoy system would be adversely affected.

Unless we reach full commercial scale, we may not be able to offer an electricity solution that competes on a non-subsidized basis with today's price of wholesale electricity in key markets. If we do not reach full commercial scale, the commercial prospects for our utility PowerBuoy system would be adversely affected.

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

Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the price of electricity in all significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed to feed electricity into a local or regional power grid, depends significantly on the availability and size of government incentives and subsidies for wave energy. As renewable energy becomes more of a competitive threat to conventional energy providers, companies active in the conventional energy business may increase their lobbying efforts in order to encourage governments to stop providing subsidies for renewable energy, including wave energy. We cannot predict the level of any such efforts, or how governments may react to such efforts. The reduction, elimination or expiration of government incentives and subsidies, or the exclusion of wave energy technology from those incentives and subsidies, may result in the diminished competitiveness of wave energy relative to conventional and non-wave energy renewable sources of energy. Such diminished competitiveness could materially and adversely affect the growth of the wave energy industry, which could in turn adversely affect our business, financial condition and results of operations.

Our product development costs are substantial and may increase in the future.

Our product development costs primarily relate to our efforts to increase the output, durability and commercial scalability of our utility PowerBuoy system. Our product development costs were $4.6 million in fiscal 2014 and $7.3 million in fiscal 2013. It is our intent to fund the majority of our research and development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses.

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

We have not yet deployed a wave power station consisting of an array of two or more PowerBuoy systems. Whether we are able to do so is contingent upon, among other things, receipt of required governmental permits, obtaining adequate financing, successful array design implementation and, finally, successful deployment and connection of the PowerBuoy systems.

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

We will need to build larger arrays in order to increase the output of our current PowerBuoy systems. The larger arrays may be more difficult to deploy cost effectively. Our current deployment methodologies, including transportation to the installation site and the mooring of the PowerBuoy systems, will need to be revised as PowerBuoy systems achieve greater output. If we cannot develop cost effective methodologies for deployment of the larger PowerBuoy systems, or if it takes us longer to do so than we anticipate, we may not be able to deploy such systems in the time we anticipate or at all. Therefore, even if we succeed in increasing the power output of our PowerBuoy system arrays, if we are unable to deploy these larger PowerBuoy system arrays or encounter problems in doing so, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable.

If we are unable to successfully negotiate and enter into service contracts with our customers on terms that are acceptable to us, our ability to diversify our revenue stream will be impaired.

An important element of our business strategy is to maximize our revenue opportunities with our existing and future customers by seeking to enter into service contracts with them under which we would be paid fees for services related to wave power stations that they have purchased from us. Even if customers purchase our PowerBuoy systems, they may not enter into service contracts with us. We may not be able to negotiate service contracts that provide us with any profit opportunities. Even if we successfully negotiate and enter into such service contracts, our customers may terminate them prematurely or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, our inability to perform adequately under such service contracts could impair our efforts to successfully market the PowerBuoy systems. Any one of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

The DOE accounted for 34% of our revenues and MES accounted for 38% of our revenues during fiscal 2014. In fiscal 2013, revenues from the DOE accounted for 51% of our total revenues and MES accounted for 20% of our revenues. After existing contracts expire, in order to receive future funding from the DOE, we would be required to enter into additional contracts with the DOE, which would require appropriation by the US Congress. Additional funding for projects may not be approved or we may not be able to negotiate future agreements on acceptable terms, if at all.

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

The renewable energy industry is highly competitive and continually evolving as participants strive to distinguish themselves and compete with the larger electric power industry. Competition in the renewable energy industry is likely to continue to increase with the advent of several renewable energy technologies, including tidal and ocean current technologies. Competition may arise from other companies manufacturing similar products, developing different products that produce energy more efficiently than our products, or making improvements to traditional energy-producing methods or technologies, any of which could make our products less attractive or render them obsolete. If we are not successful in manufacturing systems that generate competitively priced electricity, we will not be able to respond effectively to competitive pressures from other renewable energy technologies or improvements to existing technologies.

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

We derive a significant portion of our revenue from US federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2014 and fiscal 2013, we derived 34% and 51%, respectively, of our total revenue from contracts with the DOE.

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

We market and plan to market our products in a number of foreign countries, including the United Kingdom, Spain, Australia and Japan, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the United States accounted for 66% of our revenues in fiscal 2014 and 41% of our revenues in fiscal 2013. Risks inherent in international operations include, but are not limited to, the following:

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

●

delays in meeting, or the failure to meet, specified contractual milestones or other performance criteria under project contracts or in completing project contracts that could delay or prevent the recognition of revenue that would otherwise be earned;

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

We face hurricane- and storm-related risks and other risks typical of a marine environment that could adversely affect our business, financial condition and results of operations.

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

Our systems are generally designed to work in sites with average annual wave energy of at least 20kW per meter of wave front. Not all coastal areas worldwide have appropriate natural resources for our PowerBuoy systems to harness wave energy. Seasonal and local variations, water depth and the effect of particular locations of islands and other geographical features may limit our ability to deploy our PowerBuoy systems in coastal areas. If we are unable to identify and deploy PowerBuoy systems at sufficient sites near major population centers, our ability to grow our business could be adversely affected.

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

Our success depends on the skills, experience and efforts of our senior management and other key product development, manufacturing, and sales and marketing employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees. Implementation of our business plans will be highly dependent upon our ability to hire and retain senior executives as well as talented staff in various fields of expertise.

Since March 2014, two of our executive officers have resigned or been removed, including our Executive Vice Chairman and our Chief Executive Officer. We have appointed an Interim Chief Executive Officer while our board of directors conducts a search for a permanent Chief Executive Officer.

Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and due to cultural differences and friction that may result from changes in strategy and style. Without consistent and experienced leadership, customers, employees, creditors, stockholders, and others may lose confidence in us.

During our search for a new Chief Executive Officer, it is important that we retain key personnel. Qualified individuals, including engineers and project managers, are in high demand, and we may incur significant costs to attract and retain them. All of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, including the Chief Executive Officer position, our business, results of operations and stock price could be adversely affected.

Our inability to effectively manage our growth could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls are not adequate to support future growth. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in the amendment to, or termination of, customer contracts or relationships. To realize our growth, we may add sales, marketing and engineering offices in our existing and/or additional locations, which may include Australia, Japan, and continental Europe and which may result in additional organizational complexity.

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

We may not be able to maintain compliance with The NASDAQ Capital Market's continued listing requirements.

 Our common stock is listed on The NASDAQ Capital Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The NASDAQ Capital Market. If we fail to maintain compliance with all applicable continued listing requirements for The NASDAQ Capital Market and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations.

 One of the NASDAQ listing requirements is for us to maintain a minimum stock price of $1.00 per share. The historical per share price of our common stock has fluctuated significantly. Failure to meet the $1.00 minimum stock price for the time periods specified by NASDAQ listing requirements could result in our being delisted or our having to take other actions, such as a reverse stock split, to increase the price of our common stock.

 If our common stock is delisted, trading of the stock would most likely take place on an over-the-counter market established for unlisted securities. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations by limiting our ability to attract and retain qualified executives and employees and limiting our ability to raise capital.

Any acquisitions that we make or joint venture agreements that we enter into, or any failure to identify appropriate acquisition or joint venture candidates, could adversely affect our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. We do not have any experience with acquiring companies or products. Any acquisition we pursue could diminish the capital resources otherwise available to us for other uses or be dilutive to our stockholders and could divert management's time and resources from our core operations.

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

Our agreements with the government agencies help fund research and development of our PowerBuoy system. When new technologies are developed with US federal government funding, the government obtains certain rights in any resulting patents, technical data and software, generally including, at a minimum, a nonexclusive license authorizing the government to use the invention, technical data or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise "march-in" rights. March-in rights refer to the right of the US government to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. US government-funded inventions must be reported to the government. US government funding must be disclosed in any resulting patent applications, and our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions and march-in rights.

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

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. For the year ended April 30, 2014, the 52-week high and low prices for our common stock were $7.01 and $1.47, respectively. The stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

●	developments in our business or with respect to our projects;

●	the success of competitive products or technologies;

●	regulatory developments in the United States and foreign countries;

●	developments or disputes concerning patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the conventional and renewable energy industries and issuance of new or changed securities analysts' reports or recommendations;

●	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

●	the inability to meet the financial estimates of analysts who follow our common stock;

●	investor perception of our company and of the renewable energy industry; and

●	general economic, political and market conditions.

We are and may become the target of additional securities litigation, which is costly and time-consuming to defend.

In the past, companies that experience significant volatility in the market price of their publicly-traded securities have become subject to class action securities litigation.  Our stock price has been volatile, and we have had four class-action securities proceedings filed against us and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of one or more of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if these lawsuits, or any future lawsuits, are not resolved against us, the costs of defending such lawsuits, may be costly. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report on Form 10-K and Note 13 “Commitments and Contingencies – Litigation” and Note 15 "Subsequent Event" in the accompanying consolidated financial statements for the year ended April 30, 2014.

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

From time to time, we are subject to litigation and regulatory actions relating to our business.  The initiation or defense of litigation or regulatory actions would require us to make certain expenditures and can divert the attention of our management away from operating our business. In addition, an unfavorable decision or outcome could result in further, potentially significant, expenditures. Where disclosure is required, we discuss current legal proceedings in which we are involved in our periodic reports filed with the SEC.

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

We also have an office in Warwick, United Kingdom, where we occupy 860 square feet under a lease expiring on July 31, 2014 that we have extended for an additional one year. Four employees, all members of the executive, engineering, administration and business development teams, operate out of this office, which serves as a hub for our European presence.

In the future, we may add sales, marketing and engineering offices in additional locations, which may include Australia, Japan and continental Europe and the west coast of North America.

ITEM 3.     LEGAL PROCEEDINGS

Shareholder Litigation:

On June 13, 2014, the Company and its former Chief Executive Officer Charles Dunleavy were named as defendants in a putative securities class action filed in the United States District Court for the District of New Jersey captioned Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG. The complaint is brought on behalf of a putative class of investors who purchased the Company’s common stock during the period January 14, 2014 through June 9, 2014. The complaint alleges claims for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements regarding an agreement between Victorian Wave Partners Pty. Ltd., a project-specific operating entity owned by the Company’s subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd., and the Australian Renewable Energy Agency for the development of a wave power station (the “VWP Project”). On June 13 and June 20, 2014, two additional putative securities class actions captioned Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815-MAS-DEA, and Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015-FLW-DEA, were filed in the same federal court alleging substantially similar claims. The Chew complaint also names as a defendant Chief Financial Officer Mark Featherstone. On July 22, 2014, a fourth securities class action complaint was filed against the Company, Mr. Dunleavy, and Mr. Featherstone in federal court in New Jersey, captioned Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592. The Turner complaint is filed on behalf of a putative class of investors who purchased the Company’s common stock during the period January 14, 2014 to July 14, 2014 and also makes allegations relating to the VWP Project. All four complaints seek unspecified monetary damages and other relief. The cases are still in their preliminary stages and defendants have not yet responded to the complaints.

On July 10, 2014, the Company received a demand letter (“Demand Letter”) from an attorney claiming to represent a shareholder demanding that the Company’s Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project. The Board of Directors will address the Demand Letter at their next scheduled meeting in August or September and respond as appropriate to the allegations in the Demand Letter.

Employment Litigation:

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as Chief Executive Officer and as an employee of the Company, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment, but as of the date of filing of this Annual Report on Form 10-K, no claim had been asserted. On July 28, 2014, Mr. Dunleavy, citing his disagreement with the Board’s decision to terminate him for cause, resigned from the Board and the boards of directors of the Company’s subsidiaries.

FINRA Inquiry:

On July 9, 2014, the Financial Industry Regulatory Authority (FINRA) sent a letter requesting the Company produce, under NASDAQ Listing Rule 5250(a)(1), certain documents related to the internal investigation of the Special Committee of the Board of Directors. The Company is responding to that request with the assistance of outside counsel.

In addition, the Company is involved from time to time in certain legal actions arising in the ordinary course of business.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock has been listed on the Nasdaq Global Market since April 24, 2007 under the symbol "OPTT." As of June 30, 2014, there were 230 holders of record for shares of our common stock. Since a portion of our common stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders.

The following table sets forth the high and the low sale prices of our common stock as quoted by the Nasdaq Global Market for the period indicated.

	Nasdaq Global Market
	High	Low
Year Ended April 30, 2014
First quarter	$2.32	$1.47
Second quarter	3.82	1.55
Third quarter	3.55	1.75
Fourth quarter	7.01	2.15
Year Ended April 30, 2013
First quarter	$3.97	$2.00
Second quarter	3.50	2.31
Third quarter	3.42	2.00
Fourth quarter	2.19	1.45

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

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2014 are to the fiscal year ended April 30, 2014.

Overview

We are developing and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently have and continue to develop two prototype PowerBuoy product lines, which consist of our utility scale PowerBuoy and our autonomous PowerBuoy. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues.  These revenues were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues will be from the sale of products and maintenance services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash in operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

We plan to market our utility scale prototype PowerBuoy system to utilities and independent power producers interested in adding electricity generated from renewable sources to their existing electricity supply. We plan to market our autonomous PowerBuoy system, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our autonomous PowerBuoy system, including homeland security, offshore oil and gas platforms, aquaculture and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys.

We were incorporated in New Jersey in 1984, began business operations in 1994, and were re-incorporated in Delaware in 2007. We currently have three wholly-owned subsidiaries: Ocean Power Technologies Ltd., organized under the laws of the United Kingdom, Reedsport OPT Wave Park LLC, organized under the laws of Oregon, and Oregon Wave Energy Partners I, LLC, organized under the laws of Delaware. We also own approximately 88% of the ordinary shares of Ocean Power Technologies (Australasia) Pty Ltd (“OPTA”), organized under the laws of Australia. OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy system from contracts with Lockheed Martin Corporation (“Lockheed Martin”), in fiscal 2003, and in fiscal 2004 we entered into our first development and construction contract with Lockheed Martin for the development and construction of a prototype demonstration autonomous PowerBuoy system. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy system as an alternate power source for the Navy’s Deep Water Active Detection System (“DWADS”). In fiscal 2012, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) contract. The LEAP PowerBuoy, or APB-350, incorporates a unique power take-off and on-board storage system, and is significantly smaller and more compact than our standard utility PowerBuoy. It is designed to provide persistent, off-grid clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications. Also, in fiscal 2012, ocean trials of our PB150B1 PowerBuoy were conducted off the northeast coast of Scotland. Our utility-scale PB150B1 PowerBuoy structure and mooring system achieved independent certification from Lloyd’s Register in December 2010. This certification confirms that the PB150B1 PowerBuoy design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

During fiscal 2012, 2013 and 2014 we worked on projects with partners including Mitsui Engineering & Shipbuilding (“MES”) and the US Department of Homeland Security, as well as on our WavePort project in Spain and a project in Oregon. We also continued development of our PowerBuoy technology as well as our next generation PowerBuoy technology.

In January 2013, we filed a shelf registration statement on Form S-3 with the SEC registering the sale of up to $40,000,000 of debt, equity and other securities (the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013.

Under the S-3 Shelf, we established an at the market offering facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (the “Manager”) via an At the Market Offering Agreement in June 2013 (the “ATM Agreement”). Under the ATM Agreement, we offered and sold shares of our common stock from time to time through the Manager, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, we issued 3,306,334 shares for net proceeds of approximately $9,698,000 during fiscal 2014.

We also entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC on April 4, 2014, with respect to the issuance and sale in an underwritten public offering (the “Public Offering”) of an aggregate of 3,800,000 shares of our common stock. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing and indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us. Net proceeds from the Public Offering were approximately $10,828,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3 to one third of our public float. Given our fiscal 2014 sales of common stock under the ATM Facility and in the Public Offering, we reached this limit. Approximately $18.2 million remains available for issuance under the S-3 Shelf.

During fiscal 2014, VWP, a project-specific operating entity wholly owned by OPTA, signed a further agreement with the Australian Renewable Energy Agency ("ARENA"). This agreement was a Deed of Variation to the original Funding Deed through which a A$66.5 million grant was awarded to VWP by the Commonwealth of Australia in 2010. The grant was expected to be used towards the A$232 million proposed cost of building and deploying a wave power station off the coast of Australia (“VWP Project”) and initial funding of approximately A$5.6 million (approximately $5.2 million) was received. This initial funding was subject to claw-back provisions in the grant if certain contractual requirements, including performance criteria, are not satisfied. We elected to classify the initial grant funding as an advance payment, hold the funds as restricted cash and defer recognition of the funds as revenue. In July 2014, the VWP Board of Directors determined that the project contemplated by the Funding Deed was no longer commercially viable and tendered a notice of its intent to terminate the Funding Deed and return to ARENA the grant funds received.

During fiscal 2014, we also have continued work on projects with the US Department of Energy, our WavePort project in Spain and our project with Mitsui Engineering & Shipbuilding. We also continued our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems.

We had obtained a permit from the Federal Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Oregon. In addition, we received two cost-share contracts with the US Department of Energy (“DOE”) for approximately $4.4 million to construct and deploy a single PowerBuoy off the coast of Reedsport, Oregon. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we have made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we are taking the steps necessary to close out this project with DOE. In May 2014, we filed an application to surrender the FERC license for the remaining phases. A decommissioning plan, with regulatory approvals, was filed with FERC on July 25, 2014. We are currently working with the State of Oregon, Department of State Lands, to remove all anchoring equipment from the seabed off the coast of Oregon, and expect to continue this work over the next several months.

At April 30, 2014, our total negotiated backlog was $4.9 million compared with $3.8 million at April 30, 2013. Approximately $1.2 million of our backlog at April 30, 2014 was for our Oregon project; we are discussing the necessary steps with the DOE to close out this project. In addition, approximately $0.9 million of our backlog at April 30, 2014 was for our WavePort project off the coast of Spain. This cost-sharing contract expires on July 31, 2014 and the contract will not be extended. We have reduced our backlog as of April 30, 2014 by $0.5 million to reflect the estimated impact at expiration to our backlog. Our intention is to proceed with this project using our own funding or with the use of other external funding. In July 2014, we were awarded a grant of up to Euro 1.13 million ($1.56 million) by EVE which can be applied to the WavePort project. The amount of grant actually received will depend on the amount of eligible project spending incurred as well as amounts received from the EC related to the project. The performance period for the EVE grant runs to December 31, 2015. Most of our backlog at April 30, 2014 and 2013 consisted of cost-sharing contracts as described in the Financial Operations Overview section of this Management’s Discussion and Analysis. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Our backlog was fully funded at April 30, 2014 and 2013. Further, in September 2013, we were selected for a $1.0 million award from the DOE to enhance the commercial viability of our PowerBuoy system through mechanical component design changes. As of April 30, 2014, the receipt of funds under this award is pending further negotiations, and this award is not included in our negotiated backlog.

For fiscal 2014, we generated revenues of $1.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $11.0 million, and for fiscal 2013, we generated revenues of $3.6 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $14.7 million. As of April 30, 2014, our accumulated deficit was $151.6 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

Continued global economic uncertainty may have a negative effect on our business, financial condition and results of operations. Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the prevailing price of electricity in many significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed to feed electricity into a local or regional power grid, depends significantly on the availability and magnitude of government incentives and subsidies for wave energy. Federal, state and local governmental bodies in many countries have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, many incentive and subsidy programs have specific expiration dates, and there can be no assurance that our technology will qualify for current or future subsidies. The timing, scope and size of new government programs for renewable energy are uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding. We do not believe that the continuing global economic uncertainty will have a material negative impact on our sources of supply, as our products incorporate what are substantially non-custom standard parts found in many regions of the world.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Revenues

Generally, we recognize revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Some revenue contracts may contain complex criteria or uncertainty surrounding the terms of performance and customer acceptance. These contracts are subject to interpretation, and management may make a judgment as to the amount of revenue earned and recorded. Because we have a small number of contracts, revisions to the percentage-of-completion determination, management interpretation or delays in meeting performance and contractual criteria or in completing projects may have a significant effect on our revenue for the periods involved. Upon anticipating a loss on a contract, we recognize the full amount of the anticipated loss in the current period.

Generally, our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Most of our revenue for fiscal 2014 and 2013 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2014 and 2013:

	Years Ended April 30,
	($ millions)
	2014	2013

Mitsui Engineering & Shipbuilding	$0.6	$0.7
US Department of Energy	0.5	1.8
European Union (WavePort project)	0.2	0.6
US Navy	―	0.1
UK Government's Technology Strategy Board	0.2	0.1
Others	―	0.3
	$1.5	$3.6

The revenue decrease for fiscal 2014 reflected a significant decrease in revenue from the DOE attributable to the suspension of our PB150B2 PowerBuoy project off the coast of Oregon. Fiscal 2014 revenue was lower also due to decreased estimated contract value associated with our WavePort project off the coast of Spain.

MES was our largest customer in fiscal 2014, and the DOE was our largest customer in fiscal 2013. Combined, these two customers accounted for 72% of our revenues in fiscal 2014 and 71% of our revenues in fiscal 2013.

We currently focus our sales and marketing efforts on the west coast of North America, the west coast of Europe, Australia and the east coast of Japan. The following table shows the percentage of our revenues by geographical location of our customers for fiscal years 2014 and 2013:

	Years Ended April 30,
	2014	2013

Asia and Australia	38%	20%
United States	34%	59%
Europe	28%	21%

	100%	100%

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

Most of our revenue recorded in fiscal 2014 was generated from cost-sharing contracts, which result in zero gross profit. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our utility PowerBuoy system, and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses and scope as necessary.

Change in contract loss reserve

Change in contract loss reserve represents a reversal of a previous project-specific reserve where the underlying project had encountered technical issues during deployment. While the Company had no specific legal obligation to continue work on the project, management’s intention had been to complete certain elements of the project. Effective as of April 30, 2014, management made a determination not to pursue its efforts to complete the project and reversed the contract loss reserve.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems, as well as costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income, net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes. Total cash, cash equivalents, restricted cash, and marketable securities were $35.7 million as of April 30, 2014 and $21.7 million as of April 30, 2013. Interest income decreased due to a decline in interest rates and a decline in cash, cash equivalents and marketable securities over the year, which balance was increased in the fourth quarter with net proceeds of approximately $3.8 million from the ATM Facility and $10.8 million from the Public Offering.

Interest income reported in future years may decrease from fiscal 2014 as a result of a decrease in cash, cash equivalents and marketable securities.

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

We invest our cash reserves in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $7.4 million as of April 30, 2014 and $2.5 million as of April 30, 2013, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $35.7 million as of April 30, 2014 and $21.7 million as of April 30, 2013.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pounds sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. Our international revenues for the years ended April 30, 2014 and 2013 were recorded in Euros, British pounds sterling or Japanese yen.

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

Income taxes

As of April 30, 2014, we had federal and foreign net operating loss carryforwards of $87.4 million and $23.8 million, respectively, and federal research and development tax credits of $2.1 million, which may be used to offset future taxable income. As of April 30, 2014, we had state net operating loss carryforwards of $20.5 million. If not utilized, the net operating loss carryforwards and credit carryforwards will expire at various dates through 2033. We may not achieve profitability in time to utilize the tax credit and net operating loss carryforwards in full or at all. In addition, we have determined that the future utilization of our net operating loss carryforwards is subject to limitations based upon changes in ownership including changes resulting from our initial public offering in April 2007, pursuant to regulations promulgated under the Internal Revenue Code. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $46.8 million as of April 30, 2014 and $43.7 million as of April 30, 2013.

During the years ended April 30, 2014 and 2013, we sold New Jersey State net operating losses in the amount of $15.3 million and $18.7 million, respectively, resulting in the recognition of income tax benefits of $1.7 million and $1.5 million, respectively, recorded in our Statement of Operations.

Results of Operations

This section should be read in conjunction with the discussion below under “Liquidity and Capital Resources.”

Fiscal Years Ended April 30, 2014 and 2013

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2014 and 2013:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2014		April 30, 2013		% Change
		As a % of		As a % of	2014 Period to
	Amount	Revenues (1)	Amount	Revenues (1)	2013 Period
Revenues	$1,498,892	100%	$3,616,129	100%	(59)%

Cost of revenues	1,510,336	101	3,480,821	96	(57)

Gross (loss) profit	(11,444)	(1)	135,308	4	(108)

Operating expenses:

Product development costs	4,564,898	305	7,327,766	203	(38)

Change in contract loss reserve	(785,000)	-	-	-
Selling, general and administrative costs	9,358,967	624	9,126,757	252	3

Total operating expenses	13,138,865	877	16,454,523	455	(20)

Operating loss	(13,150,309)	(877)	(16,319,215)	(451)	19

Interest income, net	29,656	2	126,377	3	(77)

Foreign exchange (gain) loss	183,704	12	(83,416)	(2)	320

Loss before income taxes	(12,936,949)	(863)	(16,276,254)	(450)	21

Income tax benefit	1,745,895	116	1,453,243	40	20

Net loss	(11,191,054)	(747)	(14,823,011)	(410)	25

Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	221,862	—	141,174	—	57

Net loss attributable to Ocean Power Technologies, Inc	$(10,969,192)	(732)%	$(14,681,837)	(406)%	25%

(1)	Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $2.1 million, or 59%, to $1.5 million in fiscal 2014, as compared to $3.6 million in fiscal 2013. The decrease in revenue related to the suspension of our PB150B2 PowerBuoy project off the coast of Oregon, decreased billable work on our PowerBuoy development projects, the completion of a project with MES in the prior fiscal year, and a decrease in the estimated contract value associated with our WavePort project off the coast of Spain.

Cost of revenues

Cost of revenues decreased by $2.0 million, or 57%, to $1.5 million in fiscal 2014, as compared to $3.5 million in fiscal 2013. The decrease in cost of revenues related to the suspension of our PB150B2 PowerBuoy project off the coast of Oregon, decreased billable work on our PowerBuoy development projects, the completion of a project with MES in the prior fiscal year, and a decrease in the estimated contract value associated with our WavePort project off the coast of Spain.

Most of our projects in fiscal 2014 and 2013 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at achieving commercialization of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $2.8 million, or 38%, to $4.6 million in fiscal 2014, as compared to $7.3 million in fiscal 2013. Product development costs were attributable primarily to our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems. The decrease in product development costs was related primarily to the suspension of our PowerBuoy project off the coast of Oregon. Over the next several years, it is our intent to fund the majority of our product development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our product development expenses and/or scope as necessary.

Change in contract loss reserve was $0.8 million in fiscal 2014. This amount represents a reversal of a previous project-specific reserve where the underlying project had encountered technical issues during deployment. While the Company had no specific legal obligation to continue work on the project, management’s intention had been to complete certain elements of the project. Effective as of April 30, 2014, management made a determination not to pursue its efforts to complete the project and reversed the contract loss reserve.

Selling, general and administrative costs

Selling, general and administrative costs increased by approximately $0.2 million, or 3%, to $9.4 million for fiscal 2014 as compared to $9.1 million for fiscal 2013. The increase was due primarily to fees associated with the establishment of the ATM Agreement and site development expenses related to the VWP project in Australia. These increases were partially offset by decreased employee related costs and third-party consultant costs and the collection of an account receivable relating to a project in Spain that had been fully reserved for in a prior period.

Interest income

Interest income decreased approximately 77% to $29,700 for fiscal 2014, as compared to approximately $126,000 in fiscal 2013, due to lower cash, cash equivalents and marketable securities over most of the fiscal year and a decrease in average yield.

Foreign exchange gain

Foreign exchange gain was $184,000 for fiscal 2014, compared to a foreign exchange loss of $83,000 for fiscal 2013. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro, Australian dollar and Japanese yen compared to the US dollar during the two periods.

Income tax benefit

During the years ended April 30, 2014 and 2013, we sold New Jersey state net operating losses in the amount of $15.3 million and $18.7 million, respectively, resulting in the recognition of income tax benefits of $1.7 million and $1.5 million, respectively, recorded in our Statement of Operations.

Net Loss Outlook

We have incurred net losses since we began operations in 1994. To achieve profitability, we believe we will need to increase revenue and gross profit, control our fixed costs and possibly reduce our unfunded research and development expenditures.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market. Even if we do achieve profitability at some point in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2014, our aggregate revenues were $5.1 million, our aggregate net losses were $26.0 million and our aggregate net cash used in operating activities was $17.3 million.

	Years Ended April 30,
	2014	2013

Net loss	$(11,191,054)	$(14,823,011)

Adjustments for noncash operating items	913,846	1,484,011

Net cash operating loss	(10,277,208)	(13,339,000)

Net change in operating assets and liabilities	3,780,130	2,493,352

Net cash used in operating activities	$(6,497,078)	$(10,845,648)

Net cash (used in) provided by investing activities	$(6,445,638)	$8,057,573

Net cash provided by (used in) financing activities	$20,427,707	$(121,505)

Effect of exchange rates on cash and cash equivalents	$880	$(71,092)

Net cash used in operating activities

Net cash used in operating activities was $6.5 million and $10.8 million for fiscal 2014 and 2013, respectively. The change was the result of a decrease in net loss of $3.6 million and an increase in cash provided by the net change in operating assets and liabilities of $1.3 million, offset by a decrease in noncash operating items of $0.6 million.

The decrease in net loss for fiscal 2014 compared to fiscal 2013 reflects a decrease in product development costs of $2.8 million relating primarily to a decrease in activity related to our PowerBuoy project off the coast of Oregon and a change in contract loss reserve of $0.8 million.

The decrease in noncash operating items in fiscal 2013 to fiscal 2014 reflects a net gain on foreign exchange of $0.3 million and the reversal in fiscal 2014 of a prior period allowance for doubtful accounts receivable of $0.3 million.

The increase in operating assets and liabilities during fiscal 2014 was primarily the result of the collection of $0.5 million in accounts receivable, the collection of $4.7 million (net of goods and services tax (GST) due) in an advance payment received from ARENA, held as restricted cash, offset by a net decrease in unearned revenues of $0.6 million, an increase in accounts payable and accrued expenses of $2.2 million and an increase in cash used by other current assets of $1.1 million.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $6.4 million for fiscal 2014 and net cash provided by investing activities was $8.1 million for fiscal 2013. The change was primarily the result of purchases of marketable securities, net, of $0.5 million in fiscal 2014 compared to maturities of marketable securities, net, of $8.4 million in fiscal 2013, and an increase in restricted cash of $5.9 million related primarily to the advance payment received from ARENA, offset by a net decrease in purchases of equipment of $0.3 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $20.4 million for fiscal 2014 compared to net cash used in financing activities of $122,000 for fiscal 2013. The change was primarily the result of net proceeds received in fiscal 2014 of $9.7 million from the sale of common stock pursuant to the ATM Facility and $10.8 million from the sale of common stock in the Public Offering.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of $1,000 and a decrease of $71,000 in fiscal 2014 and 2013, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoy systems. Our future capital requirements will depend on a number of factors, including:

•	the cost of development efforts for our PowerBuoy systems;

•	our success in developing commercial relationships with major customers;

•	the ability to obtain project-specific financing, grants, subsidies and other sources of funding for some of our projects;

•	the cost of manufacturing activities;

•	the cost and success rate of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional customer relationships;

•	the implementation of our expansion plans, including the hiring of new employees as our business increases;

•	potential acquisitions of other products or technologies; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.

We have incurred negative operating cash flows since our inception. As of April 30, 2014, our cash and cash equivalents and marketable securities balance was approximately $28.4 million. Based upon our cash and cash equivalents and marketable securities balance as of April 30, 2014, we believe that we will be able to finance our capital requirements and operations through at least the third calendar quarter of 2015. In addition, as of April 30, 2014, our restricted cash balance was approximately $7.3 million.

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

In January 2013, we filed the S-3 Shelf. The S-3 Shelf was declared effective in February 2013.

Under the S-3 Shelf, we established the ATM Facility with Ascendiant Capital Markets, LLC via the ATM Agreement in June 2013. Under the ATM Agreement, we offered and sold shares of our common stock from time to time through the Manager, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, we issued 3,306,334 shares for net proceeds of approximately $9,698,000 during fiscal 2014.

We also entered into an Underwriting Agreement on April 4, 2014, with respect to an underwritten Public Offering of an aggregate of 3,800,000 shares of our common stock. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us. Net proceeds from the Public Offering were approximately $10,828,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of our public float. Given the fiscal 2014 share sales, we fully utilized the ATM Agreement and reached the applicable limit under Form S-3. Approximately $18.2 million remains available for issuance under the S-3 Shelf.

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

During the three months ended April 30, 2014, our subsidiary VWP received approximately A$5 million in initial grant funding from ARENA. Recognition of this revenue was deferred pending review of the status of the project and grant by management and the VWP board of directors. The Company has recorded this payment as an advance payment within the consolidated balance sheet. We have classified the initial grant funding received from ARENA, of A$5,595,723 ($5,179,960), which includes GST, as restricted cash. This initial funding was subject to claw-back provisions in the grant if certain contractual requirements to include performance criteria are not satisfied. Subsequent to April 30, 2014, we have remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office in accordance with local tax laws. This amount had been accrued as of April 30, 2014 and is recorded in accrued expense (note 5). In July 2014, the VWP Board of Directors determined that the project contemplated by the grant was no longer commercially viable and tendered a notice of its intent to terminate the Funding Deed and return to ARENA the grant funds received.

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

Generally, we recognize revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Some revenue contracts may contain complex criteria or uncertainty surrounding the terms of performance and customer acceptance. These contracts are subject to interpretation and management may make a judgment as to the amount of revenue earned and recorded. Because we have a small number of contracts, revisions to the percentage-of-completion determination, management interpretation or delays in meeting performance and contractual criteria or in completing projects may have a significant effect on revenue for the periods involved.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Expected volatility for fiscal 2014 was based on the Company’s historical volatility. In prior years, we estimated our expected volatility based on that of what we considered to be similar publicly-traded companies because our stock had been publicly traded in the United States only since April 2007, so we did not have a significant observable share-price volatility for the United States capital markets. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange, on which our shares traded from October 2003 until we voluntarily delisted in January 2011, because we did not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market was an appropriate indicator of the expected volatility of our common stock. We estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, Share-Based Payment. If we determine another method to estimate expected term is more reasonable than our current method, or if another method for calculating this input assumption is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not significant to the calculation of the fair value of our stock-based awards.

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

The aggregate share-based compensation expense related to all share-based transactions related to employees was approximately $0.6 million and $0.8 million in fiscal 2014 and 2013, respectively.

Income taxes

We account for income taxes under the asset and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which was $46.8 million and $43.7 million as of April 30, 2014 and April 30, 2013, respectively. During the years ended April 30, 2014 and 2013, we sold New Jersey State net operating losses in the amount of $15.3 million and $18.7 million, respectively, resulting in the recognition of income tax benefits of $1.7 million and $1.5 million, respectively, recorded in our Statement of Operations.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended April 30, 2014 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to timely allow decisions regarding required disclosure. Based on their evaluation, management concluded that our disclosure controls and procedures were not effective as of April 30, 2014 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The deficiencies that caused our disclosure controls and procedures to not be effective do not relate to financial statement and related disclosure information or adversely affect the Company’s internal control over financial reporting.

In order to rectify our ineffective disclosure controls and procedures, we have developed a process to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address our ineffective disclosure controls and procedures:

●

We expanded the review of the information contained in this report to include additional senior personnel with operational and technical knowledge, and intend to continue this process with future periodic reports;

●	We utilized additional external review from legal and disclosure controls subject matter experts in preparation of this report;
●

We have established a Disclosure Committee with a charter that includes the responsibility to expand our current controls and procedures and report to the senior officers with a liaison to the Audit Committee; and

●	We will continue to educate our management personnel in order to ensure compliance with applicable disclosure requirements.

Internal Control Over Financial Reporting

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2, which is incorporated herein by reference as if fully set forth herein. As described therein, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2014.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Corporate Governance" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

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

OCEAN POWER TECHNOLOGIES, INC.

Date: July 29, 2014

/s/ David L. Keller
	By:	David L. Keller
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	David L. Keller	Interim Chief Executive Officer	July 29, 2014
	David L. Keller	(Principal Executive Officer)
Director

/s/	Mark A. Featherstone	Chief Financial Officer, Secretary and Treasurer	July 29, 2014
	Mark A. Featherstone	(Principal Financial Officer and Principal Accounting Officer)

/s/	Terence J. Cryan	Director	July 29, 2014
Terence J. Cryan

/s/	Seymour S. Preston III	Director	July 29, 2014
Seymour S. Preston III

/s/	Eileen M. Competti	Director	July 29, 2014
Eileen M. Competti

Exhibits Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to Form 10-Q filed September 14, 2007)
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to Form 10-Q filed September 14, 2007)
4.1	Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
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

10.10

Lease, dated January 15, 2007, between University of Warwick Science Park Innovation Centre Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.17 to Form S-1/A filed March 19, 2007)

10.11

Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)

10.12

Contract Number DM259735, dated September 17, 2005, between Lockheed Martin Corporation Maritime Systems and Sensors (MS2) and Ocean Power Technologies, Inc., as modified (incorporated by reference from Exhibit 10.20 to Form S-1/A filed March 19, 2007)

10.13

Marketing Cooperation Agreement, dated September 9, 2006, between Ocean Power Technologies, Inc. and Lockheed Martin Corporation through its Maritime Systems and Sensors business unit (incorporated by reference from Exhibit 10.21 to Form S-1/A filed April 10, 2007)

10.14

Contract Number N00014-07-C-0617, dated May 24, 2007, between the Office of Naval Research, U.S. Navy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed June 8, 2007)

10.15

Addendum to the Agreement for the Engineering, Procurement and Construction of a Wave Energy Power Plant at "Punta del Pescador" (Santoña, Spain), between Iberdrola Energias Marinas de Cantabria, S.A. and Ocean Power Technologies Limited, dated February 18, 2008 (incorporated by reference from Exhibit 10.27 to Form 10-K filed July 14, 2008)

10.16	Lease, dated February 1, 2008, between KUC Properties Limited and Ocean Power Technologies Ltd. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2008)
10.17

Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated September 23, 2008 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 10, 2008)+

Exhibit
Number	Description

10.18

Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 10, 2008)+

10.19

Agreement between Ocean Power Technologies, Inc. and the Office of Naval Research of the US Navy dated October 31, 2008 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed December 10, 2008)

10.20	Employment Agreement, dated May 19, 2010, between Brian M. Posner and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.28 to Form 10-K filed July 14, 2010)*
10.21	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011)*
10.22

Amended Option Agreement for Purchase of Emissions Credits, dated December 4, 2012, between Ocean Power Technologies, Inc. and its affiliates and Metasource Pty Ltd (formerly known as Woodside Sustainable Energy Solutions Pty Ltd) (incorporated by reference from Exhibit 10.23 to Form 10-K filed July 12, 2013)

10.23

Second Addendum to Lease Agreement, dated June 1, 2008, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1 (incorporated by reference from Exhibit 10.24 to Form 10-K filed July 12, 2013)

10.24

Third Addendum to Lease Agreement, dated March 11, 2013, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1 (incorporated by reference from Exhibit 10.25 to Form 10-K filed July 12, 2013)

10.25

Amendment Letter to Employment Agreement, dated December 12, 2012, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 14, 2012)*

10.26

Amendment Letter to Employment Agreement, dated December 12, 2012, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 14, 2012)*

10.27

At the Market Offering Agreement, dated as of June 6, 2013, by and between Ocean Power Technologies, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 7, 2013)

10.28

Amendment Letter to Employment Agreement, dated July 11, 2013, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.29 to Form 10-K filed July 12, 2013)*

10.29

Amendment Letter to Employment Agreement, dated July 11, 2013, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.30 to Form 10-K filed July 12, 2013)*

10.30

Commercialization Agreement, dated October 23, 2013, by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co. Ltd. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 13, 2013) +

10.31	Employment Agreement, dated December 2, 2013, between Mark A. Featherstone and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2014)*
10.32

Amendment letter to Employment Agreement, dated December 11, 2013, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 10-Q filed March 14, 2014)*

10.33

Amendment letter to Employment Agreement, dated December 11, 2013, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.3 to Form 10-Q filed March 14, 2014)*

10.34	Executive Transition Agreement between Ocean Power Technologies, Inc. and George W. Taylor, dated April 11, 2014 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 17, 2014)*
10.35

Renewable Energy Demonstration Program-Funding Deed, dated as of September 9, 2010, by and between Victorian Wave Partners Pty Ltd. and Commonwealth of Australia represented by the Department of Resources, Energy and Tourism (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 14, 2014)+

10.36

Deed of Variation to Funding Deed (and Notice of Waiver) dated as of January 9, 2014, by and between Victorian Wave Partners Pty Ltd. and Australian Renewable Energy Agency (incorporated by reference from Exhibit 10.2 to Form 8-K filed July 14, 2014)+

10.37	Employment Agreement, dated December 30, 2013, between David R. Heinz and Ocean Power Technologies, Inc.*
10.38	Employment Agreement, dated June 9, 2014, between David L. Keller and Ocean Power Technologies, Inc.*

21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Interim Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Annual Report on Form 10-K for the fiscal years ended April 30, 2014 and 2013: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss and (v) Notes to Consolidated Financial Statements.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2014.

/s/  DAVID L. KELLER

David L. Keller

Interim Chief Executive Officer

/s/  MARK A. FEATHERSTONE

Mark A. Featherstone

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

July 29, 2014

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$13,858,659	$6,372,788
Marketable securities	14,493,881	13,996,705
Restricted cash	6,124,960	—
Accounts receivable, net	308,731	796,332
Unbilled receivables	37,410	127,598
Other current assets	568,377	152,962

Total current assets	35,392,018	21,446,385

Property and equipment, net	317,513	700,968
Patents, net	828,298	1,044,902
Restricted cash	1,221,696	1,366,256
Other noncurrent assets	325,310	272,548

Total assets	$38,084,835	$24,831,059

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$501,397	$510,031
Accrued expenses	2,931,239	3,900,623
Advance payment received from customer	4,709,055	—
Unearned revenues	992,447	1,117,115
Current portion of long-term debt	100,000	100,000

Total current liabilities	9,234,138	5,627,769

Long-term debt	150,000	250,000

Long-term unearned revenues	—	232,033

Deferred credits payable-noncurrent	600,000	600,000

Total liabilities	9,984,138	6,709,802

Commitments and contingencies (note 13)

Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 17,593,637 and 10,403,215 shares, respectively	17,594	10,403
Treasury stock, at cost; 37,852 and 33,771 shares, respectively	(130,707)	(123,893)
Additional paid-in capital	180,454,341	159,155,365
Accumulated deficit	(151,640,503)	(140,671,311)
Accumulated other comprehensive loss	(225,733)	(79,786)

Total Ocean Power Technologies, Inc. stockholders’ equity	28,474,992	18,290,778

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(374,295)	(169,521)

Total equity	28,100,697	18,121,257

Total liabilities and stockholders’ equity	$38,084,835	$24,831,059

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2014	2013
Revenues	$1,498,892	$3,616,129
Cost of revenues	1,510,336	3,480,821

Gross (loss) profit	(11,444)	135,308

Operating expenses:
Product development costs	4,564,898	7,327,766
Change in contract loss reserve	(785,000)	-
Selling, general and administrative costs	9,358,967	9,126,757

Total operating expenses	13,138,865	16,454,523

Operating loss	(13,150,309)	(16,319,215)

Interest income, net	29,656	126,377
Foreign exchange gain (loss)	183,704	(83,416)

Loss before income taxes	(12,936,949)	(16,276,254)

Income tax benefit	1,745,895	1,453,243

Net loss	(11,191,054)	(14,823,011)

Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	221,862	141,174

Net loss attributable to Ocean Power Technologies, Inc	$(10,969,192)	$(14,681,837)

Basic and diluted net loss per share	$(0.91)	$(1.42)

Weighted average shares used to compute basic and diluted net loss per share	12,041,824	10,304,044

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended April 30,
	2014	2013

Net loss	$(11,191,054)	$(14,823,011)

Foreign currency translation adjustment	(128,859)	(511)

Total comprehensive loss	(11,319,913)	(14,823,522)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	204,774	140,889

Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(11,115,139)	$(14,682,633)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

								Total Ocean
								Power
							Accumulated	Technologies,
					Additional		Other	Inc,
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balance, April 30, 2012	10,407,389	$10,407	(23,544)	$(102,388)	158,296,458	(125,989,474)	(78,990)	32,136,013	(28,632)	32,107,381

Net loss	—	—	—	—	—	(14,681,837)	—	(14,681,837)	(141,174)	(14,823,011)

Stock based compensation	—	—	—	—	814,407	—	—	814,407	—	814,407

Issuance (forfeiture) of restricted stock, net	(4,174)	(4)	—	—	44,500	—	—	44,496	—	44,496
Acquisition of treasury stock	—	—	(10,227)	(21,505)	—	—	—	(21,505)	—	(21,505)
Other comprehensive loss							(796)	(796)	285	(511)
Balance, April 30, 2013	10,403,215	$10,403	(33,771)	$(123,893)	159,155,365	(140,671,311)	(79,786)	18,290,778	(169,521)	18,121,257

Net loss	—	—	—	—	—	(10,969,192)	—	(10,969,192)	(221,862)	(11,191,054)

Stock based compensation	—	—	—	—	702,091	—	—	702,091	—	702,091

Issuance of restricted stock, net	79,822	80	—	—	69,475	—	—	69,555	—	69,555
Stock issued upon exercise of stock options	4,266	5	—	—	8,528	—	—	8,533	—	8,533

Acquisition of treasury stock	—	—	(4,081)	(6,814)	—	—	—	(6,814)	—	(6,814)

Sale of stock, net	7,106,334	7,106	—	—	20,518,882	—	—	20,525,988	—	20,525,988

Other comphrehesive loss	—	—	—	—	—	—	(145,947)	(145,947)	17,088	(128,859)
Balance, April 30, 2014	17,593,637	$17,594	(37,852)	$(130,707)	180,454,341	(151,640,503)	(225,733)	28,474,992	(374,295)	28,100,697

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(11,191,054)	$(14,823,011)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(183,704)	83,416
Depreciation and amortization	421,836	502,099
Loss on disposals of property, plant and equipment	195,977	44,067
Impairment of long-lived assets	2,658	7,718
Provision for doubtful accounts	(299,958)	—
Treasury note discount amortization	5,391	(12,191)
Compensation expense related to stock option grants and restricted stock…	771,646	858,902
Changes in operating assets and liabilities:
Accounts receivable	787,601	264,077
Unbilled receivables	90,188	95,451
Other current assets	(413,901)	685,523
Other noncurrent assets	(34,214)	(93,700)
Accounts payable	(12,363)	105,036
Accrued expenses	(983,835)	1,158,481
Advance payment received from customer	4,709,055	—
Unearned revenues-ST	(130,368)	46,451
Unearned revenues-LT	(232,033)	232,033

Net cash used in operating activities	(6,497,078)	(10,845,648)

Cash flows from investing activities:

Purchases of marketable securities	(23,982,431)	(16,678,329)
Maturities of marketable securities	23,489,021	25,055,534
Restricted cash	(5,924,960)	75,000
Purchases of equipment	(27,268)	(394,632)

Net cash (used in) provided by investing activities	(6,445,638)	8,057,573

Cash flows from financing activities:
Repayment of debt	(100,000)	(100,000)
Proceeds from the exercise of stock options	8,533	—
Proceeds from the sale of common stock, net of costs	20,525,988	—
Acquisition of treasury stock	(6,814)	(21,505)

Net cash provided by (used in) financing activities	20,427,707	(121,505)

Effect of exchange rate changes on cash and cash equivalents	880	(71,092)

Net increase (decrease) in cash and cash equivalents	7,485,871	(2,980,672)

Cash and cash equivalents, beginning of period	6,372,788	9,353,460

Cash and cash equivalents, end of period	$13,858,659	$6,372,788

 See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Background and Liquidity

(a)	Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company’s developing and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its products in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale of products and services, as compared to revenue from grants to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net use of cash in operating activities unless and until it achieves positive cash flow from the planned commercialization of its products and services.

(b)	Liquidity

The Company has incurred net losses and negative operating cash flows since inception. As of April 30, 2014, the Company had an accumulated deficit of $151.6 million. As of April 30, 2014, the Company’s cash and cash equivalents and marketable securities balance was approximately $28.4 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of April 30, 2014, the Company believes that it will be able to finance its capital requirements and operations through at least the third calendar quarter of 2015. In addition, as of April 30, 2014, the Company’s restricted cash balance was approximately $7.3 million.

During 2014 and 2013, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from sufficiency of capital, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, performance of PowerBuoys, deployment risks and laws, regulations and permitting. In order to complete its future growth strategy, the Company will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to the Company as needed. If sufficient financing is not obtained by the Company, we may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures.

In June 2013, we established an at the market offering facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (the “Manager”) via an At the Market Offering Agreement (the “ATM Agreement”). Under the ATM Agreement, we offered and sold shares of our common stock from time to time through the Manager, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, we issued 3,306,334 shares of our common stock at an average price to the public of $3.02 per share. Net proceeds from the ATM Facility were approximately $9,698,000 during fiscal 2014.

Also in fiscal 2014, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter”) on April 4, 2014, with respect to the issuance and sale in an underwritten public offering (the “Public Offering”) of an aggregate of 3,800,000 shares of our common stock at a price to the public of $3.10 per share. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing and indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us. Net proceeds from the Public Offering were approximately $10,828,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the ATM Agreement, Underwriting Agreement or otherwise, to one third of our public float. Given the fiscal 2014 share sales, we fully utilized the ATM Agreement and reached the applicable limit under Form S-3. Approximately $18.2 million remains available for issuance under the S-3 Shelf.

(2)	Summary of Significant Accounting Policies

(a)	Consolidation and Cost Method Investment

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of April 30, 2014, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of April 30, 2014, there were no such entities.

The Company, through its subsidiary Ocean Power Technologies, Ltd. (“OPT LTD”), had a 10% investment in Iberdrola Energias Marinas de Cantabria, S.A. (“Iberdrola Cantabria” or “Ibermar”). As of April 30, 2013, the Company had certain outstanding receivables from Ibermar in connection to its 2006 Spain Construction Agreement. The investment in Iberdrola Cantabria and net accounts receivable and unbilled receivables from Ibermar were $0 as of April 30, 2012. During fiscal 2014, the dissolution of Iberdrola Cantabria was approved by the shareholders of Ibermar. In connection with the dissolution of this entity, OPT LTD signed an agreement with Ibermar to cancel all obligations under the 2006 Spain Construction Agreement between Ibermar and the Company. See Note 13.

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

Generally, the Company recognizes revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if the Company is unable to reasonably estimate the total costs of the project prior to completion. Some revenue contracts may contain complex criteria or uncertainty surrounding the terms of performance and customer acceptance. These contracts are subject to interpretation and management may make a judgment as to the amount of revenue earned and recorded. Because the Company has a small number of contracts, revisions to the percentage-of-completion determination, management interpretation or delays in meeting performance and contractual criteria or in completing projects may have a significant effect on revenue for the periods involved. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period.

Under cost plus and firm fixed price contracts, there is a profit or loss on the project depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense.

Unbilled receivables represent expenditures on contracts, plus applicable profit margin, not yet billed. Unbilled receivables are normally billed and collected within one year. Billings made on contracts are recorded as a reduction in unbilled receivables, and to the extent that those billings exceed costs incurred plus applicable profit margin, they are recorded as unearned revenues.

Most of the Company’s projects in fiscal year 2014 were under cost-sharing contracts.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(d)	Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	April 30,
	2014	2,013

Checking and savings accounts	$1,917,176	$2,184,322
Certificates of deposits and US Treasury obligations	11,499,768	―
Money market funds	441,715	4,188,466
	$13,858,659	$6,372,788

(e)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2014 and April 30, 2013, all of the Company’s investments were classified as held-to-maturity.

(f)	Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of OPT LTD one of the Company's subsidiaries, under an €800,000 ($996,696) credit facility established by Barclays Bank for OPT LTD. The credit facility is for the issuance of letters of credit and bank guarantees and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of April 30, 2014, there were €278,892 ($385,982) in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this agreement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 7.

The third agreement concerns two letters of credit issued by Ocean Power Technologies, Inc. for the benefit of the Oregon Department of State Lands. The two letters of credit relate to the removal of certain of the Company’s anchoring and mooring equipment from the seabed off the coast of Oregon. These letters of credit are secured by two certificates of deposit with PNC Bank. The first letter of credit for $375,000 had a term through August 31, 2014 and the second letter of credit for $470,000 had a term through October 16, 2014. Subsequent to the fiscal year ended April 30, 2014, the Company extended the term of both letters of credit to October 29, 2014 and have secured a third letter of credit relating to this matter in the amount of $355,000 that has a term through October 29, 2014.

The Company has classified the initial grant funding received from the Australian Renewable Energy Agency (“ARENA”) of A$5,595,723 ($5,179,960), which includes an amount required to be submitted as goods and services tax (GST), as restricted cash. This initial funding is subject to claw-back provisions in the grant if certain contractual requirements, including performance criteria, are not satisfied. Subsequent to April 30, 2014, the Company remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office in accordance with local tax laws. This amount had been accrued as of April 30, 2014 and is recorded in accrued expense (note 5).

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash restricted is as follows:

	April 30,
	2014	2013
Current:
Australian Renewable Energy Agency (ARENA)	$5,179,960	―
NJBPU agreement	100,000	―
Oregon Department of State Lands	845,000	―
	$6,124,960	―

	April 30,
	2014	2013
Long Term:
Barclay's Bank Agreement	$996,696	$941,256
NJBPU agreement	225,000	425,000
	$1,221,696	$1,366,256

(g)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. In the fourth quarter of fiscal 2014, the Company performed its recurring assessment of the realizability of its property and equipment and recorded impairment expenses of approximately $196,000.

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

	Year Ended April 30,
	2014	2013

Foreign exchange gain (loss)	$183,704	$(83,416)

Foreign currency denominated certificates of deposit and cash accounts:

	April 30,
	2014	2013

Restricted	$6,176,656	$941,256
Unrestricted	1,232,111	1,550,458
	$7,408,767	$2,491,714

(i)	Patents

 External costs related to the filing of patents, including legal and filing fees, are capitalized if expenses related to the filing of a patent are significant. The Company continually re-assesses the remaining useful lives of its long-lived assets and costs are expensed when it is no longer probable that such technology will be utilized. Patents are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the patent may not be recoverable. In the fourth quarter of fiscal 2014, the Company performed its recurring assessment of the realizability of its patents and recorded impairment expenses of approximately $3,000. Amortization is recorded over periods ranging from one to five years. Amortization expense was approximately $215,000 and $217,000 for the years ended April 30, 2014 and 2013, respectively. Amortization expense for the next five fiscal years related to the amounts capitalized for patents as of April 30, 2014 is estimated to be approximately $212,000 in the first year decreasing to $100,000 in the fifth year.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(j)	Long-Lived Assets

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

The Company reviewed its long-lived assets for impairment for the years ended April 30, 2014 and 2013. The Company recorded impairment charges of approximately $3,000 and $8,000 related to patents in the year ended April 30, 2014 and 2013, respectively.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Years Ended April 30,
	2014	2013

Mitsui Shipbuilding & Engineering	38%	20%
US Department of Energy	34%	51%
European Union (WavePort project)	15%	17%
UK Government's Technology Strategy Board	12%	3%

The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company's financial position or results of operations. The Company does not require its customers to post collateral.

(l)	Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company's net losses, potentially dilutive securities, consisting of outstanding stock options and non-vested performance-based shares, were excluded from the diluted loss per share calculation because of their anti-dilutive effect.

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,569,902 and 1,360,790 for the years ended April 30, 2014 and 2013, respectively, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(m)	Stock-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of May 1, 2006 is being recognized in the consolidated statements of operations over the remaining service period after such date based on the award's original estimated fair value. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2014 and 2013 was approximately $772,000 and $859,000, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Valuation Assumptions for Options Granted During the Years Ended April 30, 2014 and 2013

The fair value of each stock option granted during the years ended April 30, 2014 and 2013 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for fiscal 2014 and for fiscal 2013 was based on historical volatility for a peer group of companies for a period equal to the stock option's expected life, calculated on a daily basis.

	Years Ended April 30,
	2014	2013

Risk-free interest rate	1.66%	0.88%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.91	6.06
Expected volatility	76.40%	86.15%

The above assumptions were used to determine the weighted average per share fair value of $1.27 and $1.58 for stock options granted during the years ended April 30, 2014 and 2013, respectively.

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

(p)	Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3)	Marketable Securities

Marketable securities are classified as current assets and are summarized as follows:

	April 30,
	2014	2013

US Treasury obligations	$14,493,881	$13,996,705

The Company had no marketable securities classified as noncurrent assets as of April 30, 2014 and April 30, 2013.

(4)	Property and Equipment

The components of property and equipment are as follows:

		April 30,
	Life (in years)	2014	2013

Computers and software	3	$527,244	$566,353
Equipment	3 to 7	845,424	1,170,473
Office furniture and equipment	3 to 7	283,346	293,880
Leasehold improvements	2	182,285	182,285
		1,838,299	2,212,991
Less accumulated depreciation and amortization		(1,520,786)	(1,512,023)
		$317,513	$700,968

Depreciation expense was $206,945 and $285,263 for the years ended April 30, 2014 and 2013, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Balance Sheet Detail

	April 30,
	2014	2013

Accounts receivable, net
Accounts receivable	$308,731	$1,086,847
Allowance for doubtful accounts	―	(290,515)
	$308,731	$796,332

Patents
Patents	$1,536,029	$1,558,630
Accumulated amortization	(707,731)	(513,728)
	$828,298	$1,044,902

Accrued expenses
Project costs	$1,263,293	$1,698,959
Contract loss reserve	―	785,000
Employee incentive payments	310,370	249,469
Accrued salary and benefits	455,909	547,404
Investment in joint venture	―	173,842
Legal and accounting fees	168,402	214,891
Goods and services tax (GST) due to Australian Tax Office	470,905	―
Other	262,360	231,058
	$2,931,239	$3,900,623

Contract loss reserve represents a previous project-specific reserve where the underlying project had encountered technical issues during deployment. While the Company had no specific legal obligation to continue work on the project, management’s intention had been to complete certain elements of the project. Effective as of April 30, 2014, management made a determination not to pursue its efforts to complete the project and reversed the contract loss reserve.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)	Related Party Transactions

In August 1999, the Company entered into a consulting agreement with an individual for the provision of marketing services. The agreement provided for fees at a rate of $950 per day of services provided. The individual became a member of the board of directors in June 2006. In addition, this individual is also the chief executive officer of a company that provided engineering and technical services to the Company. The Company also provided services to the company where this individual is the chief executive officer. This individual did not stand for re-election to the board of directors at the Company’s Annual Meeting on October 4, 2012, and is no longer considered a related party. Accordingly, transactions after such date are not included in the amounts below.

	Year Ended April 30,
	2014	2013
Related party consulting expense	$-	$42,000
Expenses for services provided by related party company	-	-
Revenue for services provided to related party company	-	32,000

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor will receive up to fifteen months of consulting fees at a monthly rate of $20,000. As of April 30, 2014, the Company recorded $7,333 in expense relating to this agreement.

Subsequent to fiscal year 2014, the Company entered into an agreement with David L. Keller, who has served as a non-executive director of the Company since October 2013. Under this agreement, Mr. Keller will serve as Interim Chief Executive Officer effective with the June 9, 2014 termination of the Company’s former Chief Executive Officer, Charles F. Dunleavy. Mr. Keller will continue in this position while the Company searches for a permanent replacement and will receive a consulting fee of $1,500 per day of services provided.

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

	April 30,
	2014	2013

Total debt	$250,000	$350,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$150,000	$250,000

(8)	Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of April 30, 2014, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of April 30, 2014 and 2013.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Common Stock

During the year ended April 30, 2014, the Company issued 3,306,334 shares of common stock under its ATM Facility for an average purchase price of $3.02 per share, resulting in net proceeds to the Company of approximately $9,698,000, and issued 3,800,000 shares of common stock under the Underwriting Agreement at a price of $3.10 per share, resulting in net proceeds to the Company of approximately $10,828,000. These transactions were registered under the Company’s S-3 Shelf.

(10)	Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2014, and 2013, no shares of preferred stock had been issued.

(11)	Share-Based Compensation

In 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2014, the Company had issued or reserved for issuance 134,575 shares under the 2001 Stock Plan. After the effectiveness of the 2006 Stock Incentive Plan, no further options or other awards have been or will be granted under the 2001 Stock Plan.

In 2007, the Company's 2006 Stock Incentive Plan became effective. A total of 803,215 shares were authorized for issuance under the 2006 Stock Incentive Plan. In 2009, an amendment to the 2006 Stock Incentive Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. On October 2, 2013, a further amendment to the 2006 Stock Incentive Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by an additional 800,000 shares to 2,453,215. As of April 30, 2014, the Company had issued share-based awards for 1,337,717 shares of common stock and had reserved an additional 838,549 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company's board of directors, who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company's officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to any of the Company's employees, other than executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(a)	Stock Options

A summary of stock options under the plans described above is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual
	Option	Exercise Price	Term
			(In Years)

Outstanding April 30, 2012	1,353,473	$8.92	6.1

Forfeited	(429,244)	7.29
Granted	381,759	1.98

Outstanding April 30, 2013	1,305,988	7.43	5.9

Exercised	(4,266)	2.00
Forfeited	(320,932)	6.84
Granted	491,502	1.32

Outstanding April 30, 2014	1,472,292	5.53	5.9

Exercisable April 30, 2014	937,457	$7.58	4.4

As of April 30, 2014, the total intrinsic value of outstanding options was approximately $430,000 and the total intrinsic value of exercisable options was $163,000. As of April 30, 2014, approximately 530,000 additional options were expected to vest, which have approximately $267,000 of intrinsic value and a weighted-average remaining contractual term of 8.6 years. There was approximately $587,000 and $713,000 of total recognized compensation cost related to employees for stock options during the years ended April 30, 2014 and 2013, respectively. As of April 30, 2014, there was approximately $457,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.4 years. The Company typically issues new shares to satisfy option exercises under these plans.

In April 2014, the Company accelerated the vesting of 61,962 options in accordance with its Executive Transition Agreement with George W. Taylor.

Certain options were granted to non-employee directors and consultants during the years ended April 30, 2014 and 2013. The Company has charged compensation expense of approximately $91,000 and $101,000 related to these option grants, the majority of which relates to non-employee directors. These expenses have been included in selling, general and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2014 and 2013, respectively.

Subsequent to fiscal year 2014, the Company terminated the employment of Chief Executive Officer Charles F. Dunleavy. At the time of Mr. Dunleavy’s termination, he held 427,357 outstanding options, 304,895 of which were exercisable, at a weighted average per share exercise price of $7.02 and $8.65, respectively. These options were forfeited upon termination.

(b)	Restricted Stock

Compensation expense for restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. There were 96,239 and 31,744 shares of restricted stock granted to employees and non-employee board members with service and/or performance-based vesting requirements during the years ended April 30, 2014 and 2013, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements — (Continued)

A summary of non-vested restricted stock under the plans is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share

Issued and unvested at April 30, 2012	93,840	$5.86
Granted	31,744	2.39
Forfeited	(35,918)	4.70
Vested	(34,864)	6.02
Issued and unvested at April 30, 2013	54,802	4.52

Granted	96,239	2.19
Forfeited	(16,417)	5.75
Vested	(37,014)	3.96
Issued and unvested at April 30, 2014	97,610	$2.23

There was approximately $60,000 and $28,000 of total recognized compensation cost relating to restricted stock granted to employees during the years ended April 30, 2014 and 2013, respectively. Certain shares of restricted stock were granted to non-employee directors during the years ended April 30, 2014 and 2013. The Company recorded compensation expenses of approximately $34,000 and $16,000 in 2014 and 2013, respectively. As of April 30, 2014, there was approximately $80,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.1 years.

(c)	Treasury Stock

During the years ended April 30, 2014 and 2013, 4,081 and 10,227 shares of common stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements — (Continued)

(12)	Income Taxes

Loss before income taxes for the years ended April 30, 2014 and 2013 consisted of the following components:

	April 30,
	2014	2013

Domestic	$(9,532,725)	$(13,630,946)
Foreign	(3,404,224)	(2,645,308)
Total loss before income taxes	$(12,936,949)	$(16,276,254)

The components of income taxes (benefit) for the years ended April 30, 2013 and 2012 were as follows:

	April 30,
	2014		2013

Current:
Federal	$	−	$	−
State		(1,745,895)		(1,453,243)
Foreign		−		−
Total current		(1,745,895)		(1,453,243)

Deferred:
Federal		−		−
State		−		−
Foreign		−		−
Total deferred		-		-
Total income tax benefit		$(1,745,895)		$(1,453,243)

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements — (Continued)

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax rate of 34% to loss before income taxes as a result of the following:

	Years Ended April 30,
	2014	2013

Computed "expected" tax benefit	(34)%	(34)%

Increase (reduction) in income taxes resulting from:

State income taxes, net of federal benefit	(6)	(5)

Stock-based compensation expense	1	1

Federal research and development tax credits	(1)	(1)

Foreign rate differential	2	2

Other non-deductible expenses	4	―

Expiration of net operating losses and tax credit carryforwards	―	23

Expiration in compensatory options	―	9

Proceeds of sale of New Jersey tax benefits	(13)	(9)

Other	10	5

Increase in valuation allowance	24	―

Income tax benefit	(13)%	(9)%

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Significant Components of Deferred Taxes

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2014	2013

Deferred tax assets:
Federal net operating loss carryforwards	$29,724,000	$25,396,000
Foreign net operating loss carryforwards	6,021,000	5,340,000
New Jersey state operating loss carryforwards	1,411,000	1,741,000
Federal and New Jersey research and development tax credits	2,178,000	2,630,000
Foreign research and development tax credits	—	659,000
Stock compensation	730,000	721,000
Capitalized research and development costs, net of amortization	4,901,000	5,692,000
Unrealized foreign exchange loss	258,000	289,000
Accrued expenses	652,000	610,000
Other	881,000	647,000

Gross deferred tax assets	46,756,000	43,725,000

Valuation allowance	(46,756,000)	(43,725,000)

Net deferred tax assets	$-	$-

 In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or are utilized. As of April 30, 2014 and 2013, based upon the level of historical taxable losses, valuation allowances of $46,756,000 and $43,725,000, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $3,031,000 and $48,000 during the years ended April 30, 2014 and 2013, respectively.

As of April 30, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $87,424,000, which begin to expire in fiscal 2019. The Company also had federal research and development tax credit carryforwards of approximately $2,095,000 as of April 30, 2014, which begin to expire in 2019. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company's US initial public offering in April 2007. The Company's annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year's available limitation. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2014, the Company had state net operating loss carryforwards of approximately $20,507,000, which begin to expire in 2026, which also may be limited to utilization limitations. As of April 30, 2014, the Company had foreign net operating loss carryforwards of approximately $23,802,000, which begin to expire in 2024. The ability to utilize these carryforwards may also be limited in the event of a significant change to ownership.

During the years ended April 30, 2014 and 2013, the Company sold New Jersey State net operating losses in the amount of $15,347,000 and $18,673,000, respectively, resulting in the recognition of income tax benefits of $1,746,000 and $1,453,000, respectively, recorded in the Company’s Statement of Operations.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At April 30, 2014 and 2013, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. US federal and state income tax returns were audited through fiscal 2007 and fiscal 2010, respectively. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

Initial grant funding, net of GST, of approximately A$5,087,000 ($4,709,000) received from ARENA has been estimated by the Company to be non-taxable in the year of receipt due to claw-back provisions in the grant that apply if certain contractual requirements, including performance criteria, are not satisfied.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(13)	Commitments and Contingencies

(a)	Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in Pennington, New Jersey and Warwick, United Kingdom under operating leases that expire on various dates through April 30, 2015. Rent expense under operating leases was approximately $299,000 and $383,000 for the years ended April 30, 2014 and 2013, respectively. Future minimum lease payments under these operating leases as of April 30, 2014 is $260,000 for the year ending April 30, 2015.

(b)	Litigation

See note 15 for Subsequent Events related to threatened and pending litigation.

In addition, the Company is involved from time to time in certain legal actions arising in the ordinary course of business.

(c)	2006 Spain Construction Agreement

During the year ended April 30, 2014, the dissolution of Ibermar was unanimously approved by the shareholders of Ibermar. OPT LTD held a 10% stake in this entity. During the dissolution of this entity, OPT LTD signed an agreement with Ibermar to cancel all obligations under the 2006 Spain Construction Agreement between Ibermar and OPT LTD. In addition, the Company paid the final 5% stake in the entity that had been accrued in a prior period and received partial payment of an account receivable under the 2006 Spain Construction Agreement that had been fully reserved in a prior period.

As of April 30, 2014, the cancellation of this agreement did not have a material adverse effect on the Company's financial position or results of operations.

(d)	Spain IVA (sales tax)

The Company received notice that the Spanish Tax Authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($385,982) at the request of the Spanish tax authorities during fiscal 2014. This is a customary request during the inquiry period.

(e)	Commercial Dispute

The Company was subject to certain claims filed by a contractor and subcontractor in connection with a dispute over a contract to perform certain work for the Company related to the deployment of an anchor/mooring system off the Oregon coast. The Company claimed that the contractor and subcontractor were responsible for damage to the system during the deployment process. In March 2014, the matter was mutually resolved through mediation. The outcome of this mediation did not have a material adverse effect on the Company’s financial position or results of operations.

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

Geographic information is as follows:

	Year Ended April 30, 2014
	North America	Europe	Asia and Australia	Total
Revenues from external customers	$1,317,823	$181,069	$—	$1,498,892
Operating loss	(10,102,605)	(1,180,334)	(1,867,370)	(13,150,309)
Long-lived assets	305,314	12,024	175	317,513
Total assets	$31,313,240	$1,003,205	$5,768,390	$38,084,835

	Year Ended April 30, 2013
	North America	Europe	Asia and Australia	Total
Revenues from external customers	$3,497,338	$118,791	$—	$3,616,129
Operating loss	(14,048,062)	(1,091,473)	(1,179,680)	(16,319,215)
Long-lived assets	675,354	24,128	1,486	700,968
Total assets	$23,097,183	$1,518,496	$215,380	$24,831,059

(15)	Subsequent Event

On June 10, 2014, the Company announced that it had terminated the employment of Charles F. Dunleavy as Chief Executive Officer and as an employee of the Company, effective June 9, 2014. Mr. Dunleavy was also removed from his position as Chairman of the Board of Directors. David L. Keller, who has served as a non-executive director of the Company since October 2013, assumed the position of Interim Chief Executive Officer, effective June 9, 2014, and will continue in this position while the Company searches for a permanent replacement. Mr. Dunleavy has notified the Company that he has retained counsel to represent him in connection with an alleged wrongful termination of his employment.

The Company also announced that the Board of Directors has appointed a Special Committee, composed of two outside directors and the Interim Chief Executive Officer, to conduct an internal investigation into the agreement between Victorian Wave Partners Pty Ltd, a project-specific operating entity wholly-owned by the Company's subsidiary Ocean Power Technologies (Australia) Pty Ltd, and ARENA. The Special Committee has retained outside counsel to assist in this investigation.

In July 2014, VWP’s Board of Directors concluded that the wave power demonstration project contemplated was no longer commercially viable, and VWP delivered a termination notice to ARENA. In conjunction with the termination notice, VWP advised ARENA of its intent to repay to ARENA the funding given to VWP to date, including interest, within 30 days after the date of the Termination Notice. The parties are currently discussing how the repayment will be made. VWP will also observe other applicable termination provisions in the Funding Deed.

Shareholder Litigation:

On June 13, 2014, the Company and its former Chief Executive Officer Charles Dunleavy were named as defendants in a putative securities class action filed in the United States District Court for the District of New Jersey captioned Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG. The complaint is brought on behalf of a putative class of investors who purchased the Company’s common stock during the period January 14, 2014 through June 9, 2014. The complaint alleges claims for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements regarding an agreement between Victorian Wave Partners Pty. Ltd., a project-specific operating entity owned by the Company’s subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd., and the Australian Renewable Energy Agency for the development of a wave power station (the “VWP Project”). On June 13 and June 20, 2014, two additional putative securities class actions captioned Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815-MAS-DEA, and Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015-FLW-DEA, were filed in the same federal court alleging substantially similar claims. The Chew complaint also names as a defendant Chief Financial Officer Mark Featherstone. On July 22, 2014, a fourth securities class action complaint was filed against the Company, Mr. Dunleavy, and Mr. Featherstone in federal court in New Jersey, captioned Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592. The Turner complaint is filed on behalf of a putative class of investors who purchased the Company’s common stock during the period January 14, 2014 to July 14, 2014 and also makes allegations relating to the VWP Project. All four complaints seek unspecified monetary damages and other relief. The cases are still in their preliminary stages and defendants have not yet responded to the complaints.

On July 10, 2014, the Company received a demand letter (“Demand Letter”) from a lawyer claiming to represent a shareholder demanding that the Company’s Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project. The Board of Directors will address the Demand Letter at their next scheduled meeting in August or September and respond as appropriate to the allegations in the Demand Letter.