Form 10-Q
period 2014-07-31
Ocean Power Technologies, Inc.
filed 2014-09-12
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

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

As of August 31, 2014, the number of outstanding shares of common stock of the registrant was 17,584,257.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2014

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended April 30, 2014 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31, 2014	April 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,627,650	$13,858,659
Marketable securities	17,244,357	14,493,881
Restricted cash	6,537,037	6,124,960
Accounts receivable, net	—	308,731
Unbilled receivables	491,632	37,410
Other current assets	948,630	568,377

Total current assets	32,849,306	35,392,018

Property and equipment, net	285,450	317,513
Patents, net	621,224	828,298
Restricted cash	1,089,656	1,221,696
Other noncurrent assets	373,889	325,310

Total assets	$35,219,525	$38,084,835

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$660,581	$501,397
Accrued expenses	3,739,223	2,931,239
Advance payment received from customer	5,237,037	4,709,055
Unearned revenues	—	992,447
Current portion of long-term debt	100,000	100,000

Total current liabilities	9,736,841	9,234,138

Long-term debt	125,000	150,000
Deferred credits	600,000	600,000

Total liabilities	10,461,841	9,984,138

Commitments and contingencies (note 9)

Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 17,584,257 and 17,593,637 shares, respectively	17,584	17,594
Treasury stock, at cost; 38,658 and 37,852 shares, respectively	(132,016)	(130,707)
Additional paid-in capital	180,467,630	180,454,341
Accumulated deficit	(154,923,255)	(151,640,503)
Accumulated other comprehensive loss	(227,711)	(225,733)

Total Ocean Power Technologies, Inc. stockholders’ equity	25,202,232	28,474,992

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(444,548)	(374,295)

Total equity	24,757,684	28,100,697

Total liabilities and stockholders’ equity	$35,219,525	$38,084,835

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2014	2013
Revenues	$1,540,528	$460,927
Cost of revenues	1,967,164	460,376

Gross (loss) profit	(426,636)	551

Operating expenses:
Product development (recoveries) costs	(80,055)	1,270,945
Selling, general and administrative costs	3,122,972	2,547,759

Total operating expenses	3,042,917	3,818,704

Operating loss	(3,469,553)	(3,818,153)
Interest (expense) income, net	(58,620)	358
Other income	185,000	―
Foreign exchange (loss) gain	(5,658)	21,770

Net loss	(3,348,831)	(3,796,025)

Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	66,079	46,055

Net loss attributable to Ocean Power Technologies, Inc	$(3,282,752)	$(3,749,970)

Basic and diluted net loss per share	$(0.19)	$(0.36)

Weighted average shares used to compute basic and diluted net loss per share	17,464,683	10,321,457

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended July 31,
	2014	2013
Net loss	$(3,348,831)	$(3,796,025)

Foreign currency translation adjustment	(6,152)	3,329

Total comprehensive loss	(3,354,983)	(3,792,696)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	70,253	23,936

Comprehensive loss attributable to Ocean Power Technologies, Inc	$(3,284,730)	$(3,768,760)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,348,831)	$(3,796,025)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	5,658	(21,770)
Depreciation and amortization	243,672	107,237
Treasury note premium amortization	―	5,392
Compensation expense related to stock option grants and restricted stock	12,639	229,655
Changes in operating assets and liabilities:
Accounts receivable	308,731	472,480
Unbilled receivables	(454,222)	37,877
Other current assets	(378,606)	(224,240)
Other noncurrent assets	(46,816)	(35,344)
Accounts payable	153,812	562,092
Accrued expenses	800,888	(118,537)
Advanced payment from ARENA	527,982	―
Unearned revenues	(992,447)	(581,096)
Long-term unearned revenues	―	284,749

Net cash used in operating activities	(3,167,540)	(3,077,530)

Cash flows from investing activities:

Purchases of marketable securities	(11,747,042)	(6,998,108)
Maturities of marketable securities	8,996,566	10,993,172
Restricted cash	(255,000)	100,000
Purchases of equipment	(1,041)	(14,522)

Net cash (used in) provided by investing activities	(3,006,517)	4,080,542

Cash flows from financing activities:

Common stock issuance costs	641	―
Repayment of debt	(25,000)	(25,000)
Acquisition of treasury stock	(1,309)	(6,814)

Net cash used in financing activities	(25,668)	(31,814)

Effect of exchange rate changes on cash and cash equivalents	(31,284)	(6,335)

Net (decrease) increase in cash and cash equivalents	(6,231,009)	964,863

Cash and cash equivalents, beginning of period	13,858,659	6,372,788

Cash and cash equivalents, end of period	$7,627,650	$7,337,651

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	3,413	1,590

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total Equity

Balance, April 30, 2013	10,403,215	$10,403	(33,771)	$(123,893)	159,155,365	(140,671,311)	(79,786)	(169,521)	18,121,257

Net loss	—	—	—	—	—	(3,749,970)	—	(46,055)	(3,796,025)

Stock based compensation	—	—	—	—	220,109	—	—	—	220,109

Issuance (forfeiture) of restricted stock, net	(8,417)	(8)	—	—	9,546	—	—	—	9,538

Acquisition of treasury stock	—	—	(4,081)	(6,814)	—	—	—	—	(6,814)

Other comprehensive income (loss)	—	—	—	—	—	—	(18,790)	22,119	3,329

Balance, July 31, 2013	10,394,798	$10,395	(37,852)	$(130,707)	159,385,020	(144,421,281)	(98,576)	(193,457)	14,551,394

Balance, April 30, 2014	17,593,637	$17,594	(37,852)	$(130,707)	180,454,341	(151,640,503)	(225,733)	(374,295)	28,100,697

Net loss	—	—	—	—	—	(3,282,752)	—	(66,079)	(3,348,831)

Stock based compensation	—	—	—	—	714	—	—	—	714

Issuance (forfeiture) of restricted stock, net	(9,380)	(10)	—	—	11,925	—	—	—	11,915

Acquisition of treasury stock	—	—	(806)	(1,309)	—	—	—	—	(1,309)

Sale of stock	—	—	—	—	650	—	—	—	650

Other comprehensive loss	—	—	—	—	—	—	(1,978)	(4,174)	(6,152)

Balance, July 31, 2014	17,584,257	$17,584	(38,658)	$(132,016)	180,467,630	(154,923,255)	(227,711)	(444,548)	24,757,684

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company's financial results can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2014 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

c)	Liquidity

The Company has incurred net losses and negative operating cash flows since inception. As of July 31, 2014, the Company had an accumulated deficit of $154.9 million. As of July 31, 2014, the Company’s cash and cash equivalents and marketable securities balance was approximately $24.9 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of July 31, 2014, the Company believes that it will be able to finance its capital requirements and operations through at least the fourth calendar quarter of 2015. In addition, as of July 31, 2014, the Company’s restricted cash balance was approximately $7.6 million, which included $5.2 million that was subsequently paid to ARENA in August 2014. See Note 2(f).

During 2014 and 2013, the Company continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from insufficiencies of capital, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, performance of PowerBuoys, deployment risks and laws, regulations and permitting. In order to complete its future growth strategy, the Company will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to the Company as needed. If sufficient financing is not obtained by the Company, we may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. Given the fiscal 2014 share sales, we fully utilized the ATM Agreement and reached the applicable limit under Form S-3. Of the $40 million authorized under the S-3 Shelf, approximately $18.2 million remains available for issuance. During the three months ended July 31, 2014 there were no proceeds from the sale of stock under the S-3 Shelf.

(2) Summary of Significant Accounting Policies

(a) Consolidation and Cost Method Investment

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of July 31, 2014, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of July 31, 2014, there were no such entities.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment and patents; valuation allowances for receivables and deferred income tax assets; estimated costs to complete for projects; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment, particularly the macroeconomic pressures in certain European countries, has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Most of the Company’s projects are under cost-sharing contracts.

(d) Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	July 31, 2014	April 30, 2014

Checking and savings accounts	$2,334,140	$1,917,176
Certificates of deposits and US Treasury obligations	4,749,924	11,499,768
Money market funds	543,586	441,715
	$7,627,650	$13,858,659

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of July 31, 2014 and April 30, 2014, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit that are expected to be issued by Barclays Bank on behalf of OPT LTD one of the Company's subsidiaries, under an €800,000 ($964,656) credit facility established by Barclays Bank for OPT LTD. The credit facility is for the issuance of letters of credit and bank guarantees and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. As of July 31, 2014, there were €278,892 ($373,660) in letters of credit outstanding under this agreement. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

The third agreement concerns three letters of credit issued by Ocean Power Technologies, Inc. for the benefit of the Oregon Department of State Lands. The three letters of credit relate to the removal of certain of the Company’s anchoring and mooring equipment from the seabed off the coast of Oregon. These letters of credit are secured by certificates of deposit with PNC Bank and total $1,200,000. All such letters of credit have a term through October 29, 2014.

The Company has classified the initial grant funding received from the Australian Renewable Energy Agency (“ARENA”) of A$5,595,723 ($5,237,037), which includes an amount required to be submitted as goods and services tax (GST), as restricted cash.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended July 31, 2014, the Company remitted the GST in the amount of A$508,702 ($476,094) to the Australian Tax Office (ATO) in accordance with local tax laws. This amount will be reclaimed from the ATO and is recorded in other current assets as of July 31, 2014. Subsequent to July 31, 2014, the Company returned the initial grant funding received of A$5,595,723 ($5,237,037) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed Of Variation and Termination of Funding Deed executed between the parties in August 2014.

	July 31, 2014	April 30, 2014
Current:
Australian Renewable Energy Agency (ARENA)	$5,237,037	$5,179,960
NJBPU agreement	100,000	100,000
Oregon Department of State Lands	1,200,000	845,000
	$6,537,037	$6,124,960

	July 31, 2014	April 30, 2014
Long Term:
Barclay's Bank Agreement	$964,656	$996,696
NJBPU agreement	125,000	225,000
	$1,089,656	$1,221,696

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

	Three Months Ended July 31,
	2014	2013

Foreign exchange (loss) gain	$(5,658)	$21,770

Foreign currency denominated certificates of deposit and cash accounts:

	July 31, 2014	April 30, 2014

Restricted	$6,201,693	$6,176,656
Unrestricted	423,175	1,232,111
	$6,624,868	$7,408,767

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(h) Long-Lived Assets

Long-lived assets, such as property and equipment and patents subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three months ended July 31, 2014, the Company reviewed its long-lived assets for impairment and estimated that the remaining useful lives, for purposes of amortizing capitalized external patent costs, should be reduced from approximately five years to one year.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
Customer	2014	2013

European Union (WavePort project)	62%	35%
Mitsui Engineering & Shipbuilding	31%	―
US Department of Energy	7%	26%
UK Government's Technology Strategy Board	―	38%
	100%	99%

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

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,087,649 for the three months ended July 31, 2014, and 1,290,274 for the three months ended July 31, 2013, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(k) Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or the cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	July 31, 2014	April 30, 2014

US Treasury obligations	$17,244,357	$14,493,881

(4) Balance Sheet Detail

	July 31, 2014		April 30, 2014

Accounts receivable, net
Accounts receivable	$	―	$308,731
Allowance for doubtful accounts		―	―
	$	―	$308,731

Patents
Patents		$1,536,029	$1,536,029
Accumulated amortization		(914,805)	(707,731)
		$621,224	$828,298

Accrued expenses
Project costs		$1,260,217	$1,263,293
Contract loss reserve		254,186	―
Employee incentive payments		490,118	310,370
Accrued salary and benefits		476,297	455,909
Legal and accounting fees		938,195	168,402
Goods and services tax (GST) due to Australian Tax Office	―		470,905
Other		320,210	262,360
		$3,739,223	$2,931,239

(5) Related Party Transactions

	Three Months Ended July 31,
	2014	2013
Related party consulting expense	$113,813	$	―

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor will receive up to fifteen months of consulting fees at a monthly rate of $20,000. For the three months ended July 31, 2014, the Company recorded $60,000 in expense relating to this agreement.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In June 2014, the Company entered into an agreement with David L. Keller, who has served as a non-executive director of the Company since October 2013. Under this agreement, Mr. Keller serves as Interim Chief Executive Officer effective with the June 9, 2014 termination of the Company’s former Chief Executive Officer, Charles F. Dunleavy. Mr. Keller will continue in this position while the Company searches for a permanent replacement and will receive a consulting fee of $1,500 per day of services provided. For the three months ended July 31, 2014, the Company recorded $53,813 in expense relating to this agreement.

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

	July 31, 2014	April 30, 2014

Total debt	$225,000	$250,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$125,000	$150,000

(7) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of July 31, 2014, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of July 31, 2014.

(8) Stock-Based Compensation

The decrease in stock-based compensation costs was related primarily to the termination for cause of Charles F. Dunleavy, Chief Executive Officer, on June 9, 2014. In accordance with the Company’s 2001 Stock Plan and the 2006 Stock Incentive Plan, all vested and unvested grants are forfeited. In addition, the Company did not issue any stock-based awards during the three months ended July 31, 2014. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $13,000 and $230,000 for the three months ended July 31, 2014 and 2013, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2014 and 2013

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the three months ended July 31, 2013 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the three months ended July 31, 2013. There were no stock options granted during the three months ended July 31, 2014.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended July 31,
	2014	2013
Risk-free interest rate	—	1.6%
Expected dividend yield	—	0.0%
Expected life (in years)	—	6.3
Expected volatility	—	74.61%

The above assumptions were used to determine the weighted average per share fair value of $1.12 for stock options granted during the three months ended July 31, 2013.

A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2014	1,472,292	$5.53	5.9
Forfeited	(462,251)	7.21
Exercised	—	—
Granted	—	—
Outstanding as of July 31, 2014	1,010,041	4.77	5.8
Exercisable as of July 31, 2014	676,838	6.32	4.4

As of July 31, 2014, the total intrinsic value of outstanding and exercisable options was $0. As of July 31, 2014, approximately 328,000 additional options are expected to vest in the future, which options had no intrinsic value and a weighted average remaining contractual term of 8.7 years. There was approximately $1,000 and $220,000 of total recognized compensation cost related to stock options for the three months ended July 31, 2014 and 2013, respectively. As of July 31, 2014, there was approximately $235,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.5 years. The Company normally issues new shares to satisfy option exercises under these plans. During the three months ended July 31, 2014, there were no stock options granted. Stock options outstanding as of July 31, 2014 included 115,786 stock options subject to performance-based vesting requirements.

(b) Restricted Stock

Compensation expense for non-vested restricted stock was historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the three months ended July 31, 2014, there were no shares granted to employees. During the three months ended July 31, 2014, 9,380 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives. Restricted stock issued and unvested at July 31, 2014 included 37,329 shares of non-vested restricted stock subject to performance-based vesting requirements.

A summary of non-vested restricted stock under the plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2014	97,610	$2.23
Granted	—	—
Forfeited	(9,380)	2.30
Vested	(10,622)	2.36
Issued and unvested at July 31, 2014	77,608	2.21

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

There was approximately $12,000 and $10,000 of total recognized compensation cost related to restricted stock for the three months ended July 31, 2014 and 2013, respectively. As of July 31, 2014, there was approximately $63,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 1.9 years.

 (c)Treasury Stock

During the three months ended July 31, 2014 and 2013, 806 and 4,081 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(9) Commitments and Contingencies

(a) Litigation

Shareholder Litigation:

The Company is a defendant in four putative securities class actions pending in the United States District Court for the District of New Jersey.  See Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815-MAS-DEA; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015-FLW-DEA; Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592.  The Company’s former Chief Executive Officer is named as a defendant in each of the lawsuits and the Company’s Chief Financial Officer is named as a defendant in two of the lawsuits.  The complaints allege claims for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. and the Australian Renewable Energy Agency for the development of a wave power station (the “VWP Project”).  All four complaints seek unspecified monetary damages and other relief.  On August 12, 2014, five motions for appointment of lead plaintiff were filed.  The motions also seek to consolidate the actions.  The Court has not ruled on the motions.  The cases are still in their preliminary stages and defendants have not yet responded to the complaints.

On July 10, 2014, the Company received a demand letter (“Demand Letter”) from an attorney claiming to represent a shareholder demanding that the Company’s Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project.

The Company also received a letter, dated August 19, 2014, (the “Section 220 Demand”) from another attorney claiming to represent a shareholder demanding, pursuant to 8 Del. C. § 220, to inspect certain books and records of the Company relating to the VWP Project and the termination of Charles Dunleavy as the Company’s Chief Executive Officer.  The Company has not yet responded to the Section 220 Demand.

Employment Litigation:

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as Chief Executive Officer and as an employee of the Company, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors.  On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment.  On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries.  To the Company’s knowledge, as of the date of filing of this Quarterly Report on Form 10-Q, Mr. Dunleavy has not filed any claims against the Company.

In addition, the Company is involved from time to time in certain legal actions arising in the ordinary course of business.

 (b) Spain IVA (sales tax)

The Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($373,574) at the request of the Spanish tax authorities. This is a customary request during the inquiry period.

(10) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the three month periods ended July 31, 2014 and 2013. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the three months ended July 31, 2014, the Company had no material changes in uncertain tax positions.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(11) Operating Segments and Geographic Information

The Company views its business as one segment, which is the development of its PowerBuoy product for wave energy applications. The Company operates on a worldwide basis with one operating company in the US, one operating subsidiary in the UK and one operating subsidiary in Australia, which are categorized below as North America, Europe, and Asia and Australia, respectively. Revenues are generally attributed to the operating unit that bills the customers.

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total

Three months ended July 31, 2014
Revenues from external customers	$1,540,528	$—	$—	$1,540,528
Operating loss	(2,582,613)	(392,868)	(494,072)	(3,469,553)

Three months ended July 31, 2013
Revenues from external customers	287,752	173,175	—	460,927
Operating loss	(3,122,599)	(315,402)	(380,152)	(3,818,153)

July 31, 2014
Long-lived assets	275,993	9,457	—	285,450
Total assets	28,718,561	769,569	5,731,395	35,219,525

April 30, 2014
Long-lived assets	305,314	12,024	175	317,513
Total assets	$31,313,240	$1,003,205	$5,768,390	$38,084,835

 (12)  Subsequent Event

Australia

In 2009, Leighton Contractors Pty. Ltd. (Leighton), formed Victorian Wave Partners Pty Ltd (“VWP”), a special purpose company for the development of a wave power project off the coast of Victoria, Australia. In 2010, VWP and the Commonwealth of Australia entered into an Energy Demonstration Program Funding Deed (“Funding Deed”), wherein VWP was awarded an A$66.5 million (approximately US$62 million) grant for the wave power project; however, receipt of funds under the grant was subject to certain terms, including achievement of future significant external funding milestones. The grant was expected to be used towards the A$232 million proposed cost of building and deploying a wave power station off the coast of Australia (the “Project”). In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd acquired 100% ownership of VWP from Leighton. In January 2014, VWP signed a Deed of Variation with the Australian Renewable Energy Agency (“ARENA”) that amended the Funding Deed, and, in March 2014, received the initial portion of the grant from ARENA in the amount of approximately A$5.6 million (approximately US$5.2 million) (the “Initial Funding”). The Initial Funding was subject to claw-back provisions if certain contractual requirements, including performance criteria, were not satisfied. In light of the claw-back provisions, the Company determined to classify the Initial Funding as an advance payment, hold the funds as restricted cash and defer recognition of the funds as revenue.

Public Statement of the Special Committee coincident with the completion of its investigation

On September 9, 2014, the Special Committee of the Board of Directors of Ocean Power Technologies, Inc. (OPT) completed its internal investigation into the commercial agreement between Victorian Wave Partners Ltd., an indirect consolidated subsidiary of OPT, and the Australian Renewable Energy Agency, including related public statements concerning a proposed wave power demonstration project off the coast of Victoria, Australia. The findings of the Special Committee are contained in the Form 8-k disclosure made on July 29, 2014, and no additional findings have been made. Therefore, the Special Committee has recommended that the Board of Directors dissolve the Special Committee at its next regular meeting after the Annual General Meeting of Shareholders scheduled for October 2, 2014.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In July 2014, VWP’s Board of Directors concluded that the wave power demonstration project contemplated was no longer commercially viable, and VWP delivered a termination notice to ARENA. In August 2014, the Company and ARENA executed the Deed of Variation and Termination of Funding Deed. Under this agreement the Company returned the initial grant funding received of A$5,595,723 ($5,237,037) and interest of A$109,051 ($102,061).

Shareholder Litigation:

The Company is a defendant in four putative securities class actions pending in the United States District Court for the District of New Jersey.  See Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815-MAS-DEA; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015-FLW-DEA; Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592.  The Company’s former Chief Executive Officer is named as a defendant in each of the lawsuits and the Company’s Chief Financial Officer is named as a defendant in two of the lawsuits.  The complaints allege claims for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. and the Australian Renewable Energy Agency for the development of a wave power station (the “VWP Project”).  All four complaints seek unspecified monetary damages and other relief.  On August 12, 2014, five motions for appointment of lead plaintiff were filed.  The motions also seek to consolidate the actions.  The Court has not ruled on the motions.  The cases are still in their preliminary stages and defendants have not yet responded to the complaints.

On July 10, 2014, the Company received a demand letter (“Demand Letter”) from an attorney claiming to represent a shareholder demanding that the Company’s Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project.

The Company also received a letter, dated August 19, 2014, (the “Section 220 Demand”) from another attorney claiming to represent a shareholder demanding, pursuant to 8 Del. C. § 220, to inspect certain books and records of the Company relating to the VWP Project and the termination of Charles Dunleavy as the Company’s Chief Executive Officer.  The Company has not yet responded to the Section 220 Demand.

FINRA Inquiry:

In August 2014, the Company provided documents to the Financial Industry Regulatory Authority (FINRA) in response to a July 9, 2014 request under NASDAQ Listing Rule 5250(a)(1) seeking information related to the internal investigation of the Special Committee of the Board of Directors.  There are no outstanding requests to the Company from FINRA or any other regulators at this time.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for fiscal 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2014 refers to the year ended April 30, 2014).

Overview

We are developing and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies that convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently have and are continuing to develop two prototype PowerBuoy product lines: our utility scale PowerBuoy and our autonomous PowerBuoy. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues will be from the sale of products and services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash from operating activities unless and until we achieve positive cash flow from the planned commercialization of our products and services.

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

During fiscal 2014, we worked on projects with the US Department of Energy (“DOE”), our WavePort project in Spain, our project with Mitsui Engineering & Shipbuilding (“MES”) and continued our efforts to increase the power output and reliability of our utility and autonomous PowerBuoy systems.

During the three months ended July 31, 2014, we continued work on our projects with MES and the DOE. We also completed our contract with the European Union (EC) for our WavePort project in Spain. The next step in this project will be partially funded by a grant that we received from Ente Vasco de la Energia (“EVE”) a Basque regional energy agency. The grant is up to Euro 1.13 million ($1.56 million) and funding will depend on the amount of eligible project spending incurred as well as amounts received from the EC related to the project. The performance period for the EVE grant runs to December 31, 2015. It is anticipated that the PowerBuoy will be deployed at a site off the north coast of Spain, along with other components of the project to be provided by members of the consortium under the EC contract.

On our Reedsport project in Oregon, we had obtained a permit from the Federal Energy Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Reedsport, Oregon. In addition, we received two cost-sharing contracts with the (DOE) for approximately $4.4 million to construct and deploy a single PowerBuoy off the coast of Reedsport. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we are taking the steps necessary to close out this project with the DOE. In May 2014, we filed an application to surrender the FERC permit for the remaining phases. In August we completed the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon. We are in the process of completing the site survey and clearance, and submittal and acceptance of final reports to FERC.

We also continued our efforts to increase the output and reliability of our utility and autonomous PowerBuoy systems. Our development efforts also remain focused on further optimization of our modular and optimized power takeoff technology.

At July 31, 2014, our total negotiated backlog was $4.3 million compared with $3.5 million at July 31, 2013. Most of our backlog at July 31, 2014 and 2013 consisted of cost-sharing contracts as described in the Financial Operations Overview section of Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Our backlog was fully funded at July 31, 2014 and 2013. Further, in September 2013, we were selected for a $1.0 million award from the DOE to enhance the commercial viability of our PowerBuoy system through mechanical component design changes. As of July 31, 2014, the receipt of funds under this award is pending further negotiations, and this award is not included in our negotiated backlog.

For the three months ended July 31, 2014, we generated revenues of $1.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $3.3 million, and for the three months ended July 31, 2013, we generated revenues of $0.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $3.7 million. As of July 31, 2014, our accumulated deficit was $154.9 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

Currently, the cost of electricity generated from wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the prevailing price of electricity in all significant markets in the world. As a result, the near-term growth of the market opportunity for our utility PowerBuoy systems, which are designed with the capability to feed electricity into a local or regional power grid, depends significantly on the availability and magnitude of government incentives and subsidies for wave energy. Federal, state and local governmental bodies in many countries have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time. Many incentive and subsidy programs have specific expiration dates, and there can be no assurance that our technology will qualify for current or future subsidies. The timing, scope and size of new government programs for renewable energy are uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding or that projects will be profitable even with available funding.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenue is recognized using the percentage-of-completion method, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

Australia

In 2009, Leighton Contractors Pty. Ltd. (Leighton) formed Victorian Wave Partners Pty Ltd (“VWP”), a special purpose company for the development of a wave power project off the coast of Victoria, Australia. In 2010, VWP and the Commonwealth of Australia entered into an Energy Demonstration Program Funding Deed (“Funding Deed”), wherein VWP was awarded an A$66.5 million (approximately US$62 million) grant for the wave power project; however, receipt of funds under the grant was subject to certain terms, including achievement of future significant external funding milestones. The grant was expected to be used towards the A$232 million proposed cost of building and deploying a wave power station off the coast of Australia (the “Project”). In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd acquired 100% ownership of VWP from Leighton. In January 2014, VWP signed a Deed of Variation with the Australian Renewable Energy Agency (“ARENA”) that amended the Funding Deed, and, in March 2014, received the initial portion of the grant from ARENA in the amount of approximately A$5.6 million (approximately US$5.2 million) (the “Initial Funding”). The Initial Funding was subject to claw-back provisions if certain contractual requirements, including performance criteria, were not satisfied. In light of the claw-back provisions, the Company determined to classify the Initial Funding as an advance payment, hold the funds as restricted cash and defer recognition of the funds as revenue.

In July 2014, VWP’s Board of Directors concluded that the wave power demonstration project contemplated was no longer commercially viable, and VWP delivered a termination notice to ARENA. In August 2014, the Company and ARENA executed the Deed of Variation and Termination of Funding Deed. Under this agreement the Company returned the initial grant funding received of A$5,595,723 ($5,237,037) and interest of A$109,051 ($102,061).

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

Generally, our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. The majority of our revenue for the three months ended July 31, 2014 and 2013 was from cost-sharing contracts, however, in the three months ended July 31, 2014 our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2014 and 2013:

Customer	Three months ended July 31,
($ millions)	2014	2013

European Union (WavePort project)	$0.9	$0.2
Mitsui Engineering & Shipbuilding (MES)	0.5	—
US Department of Energy (DOE)	0.1	0.1
UK Government's Technology Strategy Board	—	0.2
	$1.5	$0.5

We currently focus our sales and marketing efforts on the west coast of North America, the west coast of Europe, Australia and the east coast of Japan. The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2014 and 2013:

	Three months ended July 31,
Customer Location	2014	2013

United States	7%	27%
Europe	62%	73%
Asia and Australia	31%	—
	100%	100%

Cost of revenues

Our cost of revenues consists primarily of incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy system delivery and deployment expenses and may include anticipated losses at completion on certain contracts.

Most of our revenue recorded for the three months ended July 31, 2014 and 2013 was generated from cost-sharing contracts, which result in zero gross profit, however, in the three months ended July 31, 2014 our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

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

Interest income (expense), net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $32.5 million as of July 31, 2014, compared to $18.6 million as of July 31, 2013.

We anticipate that our interest income reported in fiscal 2015 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $6.6 million as of July 31, 2014 and $2.7 million as of July 31, 2013, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $32.5 million as of July 31, 2014 and $18.6 million as of July 31, 2013. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2014 and 2013 were recorded in Euros or British pounds sterling.

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

Results of Operations

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2014 and 2013:

			% Change
	Three Months ended July 31,		2014 Period to
	2014	2013	2013 Period
Revenues	$1,540,528	$460,927	234%

Cost of revenues	1,967,164	460,376	327

Gross (loss) profit	(426,636)	551	(77,529)

Operating expenses:

Product development (recoveries) costs	(80,055)	1,270,945	(106)
Selling, general and administrative costs	3,122,972	2,547,759	23

Total operating expenses	3,042,917	3,818,704	(20)

Operating loss	(3,469,553)	(3,818,153)	9

Interest (expense) income, net	(58,620)	358	(16,474)

Other income	185,000	—	100

Foreign exchange (loss) gain	(5,658)	21,770	(126)

Net loss	(3,348,831)	(3,796,025)	12

Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	66,079	46,055	43

Net loss attributable to Ocean Power Technologies, Inc	$(3,282,752)	$(3,749,970)	12%

Revenues

Revenues increased by $1.1 million, or 234%, to $1.5 million in the three months ended July 31, 2014, as compared to $0.5 million in the three months ended July 31, 2013. The increase in revenue related to the expiration of the WavePort contract with EU which resulted in recognition of the remaining estimated amount of contract revenue to be earned related to the project in Spain and increased billable work under the current phase of our project with MES. These increases were offset by decreased revenues on our development project for our modular power take-off technology.

Cost of revenues

Cost of revenues increased by $1.5 million, or 327%, to $2.0 million in the three months ended July 31, 2014, as compared to $0.5 million in the three months ended July 31, 2013. The increase in cost of revenue related to the expiration of the WavePort contract with EU which resulted in recognition of the remaining estimated amount of contract revenue to be earned related to the project in Spain and increased billable work under the current phase of our project with MES. Our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract. These increases were offset by decreased cost of revenues on our development project for our modular power take-off technology.

Most of our projects in the three month period ended July 31, 2013 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $1.4 million, or (106)%, to $(0.1) million in the three months ended July 31, 2014, as compared to $1.3 million in the three months ended July 31, 2013. The decrease in product development costs was related primarily to the completion of our cost-sharing contract with the European Union for our WavePort project in Spain. This is a result of the decreased cost-sharing portion of the contract which we recorded under product development in prior periods and was recovered during the three months ended July 31, 2014. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail product development expenses and/or scope as necessary.

Selling, general and administrative costs

Selling, general and administrative costs increased by approximately $0.6 million, or 23%, to $3.1 million for the three months ended July 31, 2014 as compared to $2.6 million for the three months ended July 31, 2013. The increase was related primarily to legal fees due to outside counsel retained by the Special Committee of the Board of Directors to conduct an internal investigation into the agreement between VWP and ARENA. In addition, costs increased related to third party consultant fees and patent costs due to shortening the estimated useful lives for recording amortization expense. These increases were offset by decreased accounting fees and decreased employee related costs.

Interest (expense) income, net

Interest income (expense) decreased to ($59,000) for the three months ended July 31, 2014, as compared to $358 in the three months ended July 31, 2013. This decrease was related primarily to interest expense recorded for the repayment of funds received in March 2014 from ARENA of $5.2 million.

Foreign exchange (loss) gain

Foreign exchange loss was $6,000 for the three months ended July 31, 2014, compared to a foreign exchange gain of $22,000 for the three months ended July 31, 2013. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other income

During the three months ended July 31, 2014, we reached a favorable settlement with a vendor regarding a disputed transaction, which comprises the amount of $185,000 recorded within Other income.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2014, our net losses were $26.0 million and our net cash used in operating activities was $17.3 million.

Cash flows for the three months ended July 31, 2014 and 2013 were as follows:

	2014	2013
Net loss	$(3,348,831)	$(3,796,025)

Adjustments for noncash operating items	261,969	320,514

Net cash operating loss	(3,086,862)	(3,475,511)

Net change in operating assets and liabilities	(80,678)	397,981

Net cash used in operating activities	$(3,167,540)	$(3,077,530)

Net cash (used in) provided by investing activities	$(3,006,517)	$4,080,542

Net cash used in financing activities	$(25,668)	$(31,814)

Effect of exchange rates on cash and cash equivalents	$(31,284)	$(6,335)

Net cash used in operating activities

Net cash used in operating activities was $3.2 million and $3.1 million for the three months ended July 31, 2014 and 2013, respectively. The change was the result of a decrease in net loss of $0.4 million offset by a decrease in cash provided by the net change in operating assets and liabilities of $0.5 million.

The decrease in net loss for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 reflects a decrease in product development costs of $1.4 million relating primarily to a decrease in our cost-sharing portion of our contract with the European Union for our WavePort project in Spain, offset by increased estimated costs to complete for our project with MES and increased SG&A costs.

The decrease in noncash operating items reflects a decrease in equity compensation of $0.2 million offset by a net increase in amortization expense for patents and foreign exchange losses of $0.2 million.

The decrease in operating assets and liabilities reflects the collection of $0.3 million in accounts receivable, a net increase in accounts payable and accrued expenses of $1.0 million, an increase of $0.5 million in advanced payments received from customers offset by an increase of $0.5 million for unbilled receivables, a net decrease of $1.0 million in unearned revenues and an increase of $0.4 million in other current assets, during the three months ended July 31, 2014.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $3.0 million for the three months ended July 31, 2014 and net cash provided by investing activities was $4.1 million for the three months ended July 31, 2013. The change was primarily the result of a net decrease in maturities of marketable securities during the three months ended July 31, 2014.

Net cash used in financing activities

Net cash used in financing activities was $26,000 and $32,000 for the three months ended July 31, 2014 and 2013, respectively. The net cash used was primarily for repayment of long-term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $31,000 and $6,000 in the three months ended July 31, 2014 and 2013, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

We expect to devote substantial resources to continue our development efforts for our PowerBuoy systems and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoy systems. Our future capital requirements will depend on a number of factors, including:

•	the cost of development efforts for our PowerBuoy systems;

•	our success in developing commercial relationships with major customers;

•	the ability to obtain project-specific financing, grants, subsidies and other sources of funding for some of our projects;

•	the cost of manufacturing activities;

•	the cost and success rate of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional customer relationships;

•	the implementation of our expansion plans, including the hiring of new employees as our business increases;

•	the cost of potential acquisitions of other products or technologies;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs; and

•	the cost of shareholder litigation and regulatory inquiries.

We have incurred negative operating cash flows since our inception. As of July 31, 2014, our cash and cash equivalents and marketable securities balance was approximately $24.9 million. Based upon our cash and cash equivalents and marketable securities balance as of July 31, 2014, we believe that we will be able to finance our capital requirements and operations through at least the fourth calendar quarter of 2015. In addition, as of July 31, 2014, our restricted cash balance was approximately $7.6 million, which included $5.2 million that was subsequently paid to ARENA in August 2014. See Note 2(f).

During fiscal 2014 and 2013, we have continued to make investments in ongoing product development efforts in anticipation of future growth. Our future results of operations involve significant risks and uncertainties. Factors that could adversely affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from competition, new products, technological change, recent economic activity and dependence on key personnel. In order to complete our future growth strategy, we will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to us as needed. If sufficient financing is not obtained, we may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures.

In January 2013, we filed an S-3 Shelf. The S-3 Shelf was declared effective in February 2013.

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

We also entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, with respect to an underwritten Public Offering of an aggregate of 3,800,000 shares of our common stock. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us. Net proceeds from the Public Offering were approximately $10,828,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of our public float. Given the fiscal 2014 share sales, we fully utilized the ATM Agreement and reached the applicable limit under Form S-3. Of the $40 million authorized under the S-3 shelf, approximately $18.2 million remains available for issuance. During the three months ended July 31, 2014 there were no proceeds from the sale of stock under the S-3 Shelf.

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

During the three months ended April 30, 2014, our subsidiary VWP received approximately A$5.2 million in initial grant funding from ARENA. The Company recorded this payment as an advance payment within the consolidated balance sheet. We classified the initial grant funding received from ARENA, of A$5,595,723 ($5,237,037), which includes GST, as restricted cash. In July 2014, the VWP Board of Directors determined that the project contemplated by the grant was no longer commercially viable and tendered a notice of its intent to terminate the Funding Deed and return to ARENA the grant funds received.

During the three months ended July 31, 2014, the Company remitted the GST in the amount of A$508,702 ($476,094) to the Australian Tax Office (ATO) in accordance with local tax laws. This amount will be reclaimed from the ATO and is recorded in other current assets as of July 31, 2014. Subsequent to July 31, 2014, the Company returned the initial grant funding received of A$5,595,723 ($5,237,037) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed Of Variation and Termination of Funding Deed executed between the parties in August 2014.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to timely allow decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2014 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The deficiencies that caused our disclosure controls and procedures to not be effective do not relate to financial statement and related disclosure information or adversely affect the Company’s internal control over financial reporting.

As previously reported in our most recent Form 10-K, in order to rectify our ineffective disclosure controls and procedures, we have developed a process to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address our ineffective disclosure controls and procedures:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Shareholder Litigation:

The Company is a defendant in four putative securities class actions pending in the United States District Court for the District of New Jersey.  See Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815-MAS-DEA; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015-FLW-DEA; Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592.  The Company’s former Chief Executive Officer is named as a defendant in each of the lawsuits and the Company’s Chief Financial Officer is named as a defendant in two of the lawsuits.  The complaints allege claims for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. and the Australian Renewable Energy Agency for the development of a wave power station (the “VWP Project”).  All four complaints seek unspecified monetary damages and other relief.  On August 12, 2014, five motions for appointment of lead plaintiff were filed.  The motions also seek to consolidate the actions.  The Court has not ruled on the motions.  The cases are still in their preliminary stages and defendants have not yet responded to the complaints.

On July 10, 2014, the Company received a demand letter (“Demand Letter”) from an attorney claiming to represent a shareholder demanding that the Company’s Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project.

The Company also received a letter, dated August 19, 2014, (the “Section 220 Demand”) from another attorney claiming to represent a shareholder demanding, pursuant to 8 Del. C. § 220, to inspect certain books and records of the Company relating to the VWP Project and the termination of Charles Dunleavy as the Company’s Chief Executive Officer.  The Company has not yet responded to the Section 220 Demand.

Employment Litigation:

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as Chief Executive Officer and as an employee of the Company, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors.  On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment.  On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries.  To the Company’s knowledge, as of the date of filing of this Quarterly Report on Form 10-Q, Mr. Dunleavy has not filed any claims against the Company.

FINRA Investigation:

In August 2014, the Company provided documents to the Financial Industry Regulatory Authority (FINRA) in response to a July 9, 2014 request under NASDAQ Listing Rule 5250(a)(1) seeking information related to the internal investigation of the Special Committee of the Board of Directors.  There are no outstanding requests to the Company from FINRA or any other regulators at this time.

In addition, the Company is involved from time to time in certain legal actions arising in the ordinary course of business.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2014. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 29, 2014.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

May 1-31, 2014	―	―	―	―
June 1-30, 2014	806	$1.62	―	―
July 1-31, 2014	―	―	―	―

(1)Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

Public Statement of the Special Committee coincident with the completion of its investigation

On September 9, 2014, the Special Committee of the Board of Directors of Ocean Power Technologies, Inc. (OPT) completed its internal investigation into the commercial agreement between Victorian Wave Partners Ltd., an indirect consolidated subsidiary of OPT, and the Australian Renewable Energy Agency, including related public statements concerning a proposed wave power demonstration project off the coast of Victoria, Australia. The findings of the Special Committee are contained in the Form 8-k disclosure made on July 29, 2014, and no additional findings have been made. Therefore, the Special Committee has recommended that the Board of Directors dissolve the Special Committee at its next regular meeting after the Annual General Meeting of Shareholders scheduled for October 2, 2014.

Item 6.	EXHIBITS

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, filed September 12, 2014: (i) Consolidated Balance Sheets – July 31, 2014 (unaudited) and April 30, 2014, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three Months Ended July 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ David L. Keller
David L. Keller
Interim Chief Executive Officer

By:	/s/ Mark A. Featherstone
Mark A. Featherstone
Chief Financial Officer

Date: September 12, 2014

EXHIBITS INDEX

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, filed September 12, 2014: (i) Consolidated Balance Sheets – July 31, 2014 (unaudited) and April 30, 2014, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three Months Ended July 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.