Form 10-Q
period 2014-10-31
Ocean Power Technologies, Inc.
filed 2014-12-10
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2014

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

As of November 30, 2014, the number of outstanding shares of common stock of the registrant was 18,066,611.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2014

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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2014	April 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,238,708	$13,858,659
Marketable securities	16,495,278	14,493,881
Restricted cash	534,097	6,124,960
Accounts receivable, net	—	308,731
Unbilled receivables	19,143	37,410
Other current assets	351,355	568,377

Total current assets	23,638,581	35,392,018

Property and equipment, net	265,886	317,513
Patents, net	414,151	828,298
Restricted cash	100,000	1,221,696
Other noncurrent assets	361,229	325,310

Total assets	$24,779,847	$38,084,835

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$405,595	$501,397
Accrued expenses	2,885,285	2,931,239
Advance payment received from customer	—	4,709,055
Unearned revenues	115,073	992,447
Current portion of long-term debt	100,000	100,000

Total current liabilities	3,505,953	9,234,138

Long-term debt	100,000	150,000
Deferred credits	600,000	600,000

Total liabilities	4,205,953	9,984,138

Commitments and contingencies (note 9)

Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 18,098,769 and 17,593,637 shares, respectively	18,099	17,594
Treasury stock, at cost; 38,658 and 37,852 shares, respectively	(132,016)	(130,707)
Additional paid-in capital	180,607,639	180,454,341
Accumulated deficit	(159,292,949)	(151,640,503)
Accumulated other comprehensive loss	(182,530)	(225,733)

Total Ocean Power Technologies, Inc. stockholders’ equity	21,018,243	28,474,992

Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(444,349)	(374,295)

Total equity	20,573,894	28,100,697

Total liabilities and stockholders’ equity	$24,779,847	$38,084,835

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues	$1,747,788	$463,608	$3,288,316	$924,535
Cost of revenues	1,998,076	462,336	3,965,240	922,712

Gross (loss) profit	(250,288)	1,272	(676,924)	1,823

Operating expenses:
Product development costs	1,224,487	1,610,089	1,144,432	2,881,034
Selling, general and administrative costs	2,708,878	1,808,892	5,831,850	4,356,651

Total operating expenses	3,933,365	3,418,981	6,976,282	7,237,685

Operating loss	(4,183,653)	(3,417,709)	(7,653,206)	(7,235,862)
Interest (expense) income, net	3,424	2,879	(55,196)	3,237
Other income	―	―	185,000	―
Foreign exchange (loss) gain	(216,249)	107,357	(221,907)	129,127

Net loss	(4,396,478)	(3,307,473)	(7,745,309)	(7,103,498)

Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	26,784	36,916	92,863	82,971

Net loss attributable to Ocean Power Technologies, Inc.	$(4,369,694)	$(3,270,557)	$(7,652,446)	$(7,020,527)

Basic and diluted net loss per share	$(0.25)	$(0.31)	$(0.44)	$(0.67)

Weighted average shares used to compute basic and diluted net loss per share	17,481,563	10,510,214	17,473,123	10,416,021

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Net loss	$(4,396,478)	$(3,307,473)	$(7,745,309)	$(7,103,498)

Foreign currency translation adjustment	45,181	(52,900)	43,203	(71,690)

Total comprehensive loss	(4,351,297)	(3,360,373)	(7,702,106)	(7,175,188)

Comprehensive loss (income) attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	26,983	(9,214)	22,809	12,905

Comprehensive loss attributable to Ocean Power Technologies,	$(4,324,314)	$(3,369,587)	$(7,679,297)	$(7,162,283)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

Balance, April 30, 2014	17,593,637	$17,594	(37,852)	$(130,707)	180,454,341	(151,640,503)	(225,733)	(374,295)	28,100,697
Net loss	—	—	—	—	—	(7,652,446)	—	(92,863)	(7,745,309)
Stock based compensation	—	—	—	—	74,952	—	—	—	74,952
Issuance (forfeiture) of restricted stock, net	505,132	505	—	—	77,696	—	—	—	78,201
Acquisition of treasury stock	—	—	(806)	(1,309)	—	—	—	—	(1,309)
Sale of stock	—	—	—	—	650	—	—	—	650
Other comprehensive income	—	—	—	—	—	—	43,203	22,809	66,012

Balance, October 31, 2014	18,098,769	$18,099	(38,658)	$(132,016)	180,607,639	(159,292,949)	(182,530)	(444,349)	20,573,894

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(7,745,309)	$(7,103,498)

Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange loss (gain)	221,907	(129,127)
Depreciation and amortization	486,640	217,079
Treasury note premium amortization	―	5,391
Compensation expense related to stock option grants & restricted stock	153,153	369,503
Changes in operating assets and liabilities:
Accounts receivable	308,731	357,244
Long-term receivables	―	212,018
Unbilled receivables	18,267	(50,484)
Other current assets	291,903	(122,169)
Other noncurrent assets	(131,539)	(138,734)
Accounts payable	(90,043)	(7,040)
Accrued expenses	(38,258)	421,744
Return of advanced payment to ARENA	(4,709,055)	―
Unearned revenues	(877,374)	(334,630)
Long-term unearned revenues	―	(180,757)

Net cash used in operating activities	(12,110,977)	(6,483,460)

Cash flows from investing activities:
Purchases of marketable securities	(13,746,959)	(9,497,707)
Maturities of marketable securities	11,745,562	16,990,850
Restricted cash	6,712,559	(745,000)
Purchases of equipment	(10,896)	(21,191)

Net cashed provided by investing activities	4,700,266	6,726,952

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	1,155	3,429,799
Exercise of stock options	―	8,000
Repayment of debt	(50,000)	(50,000)
Acquisition of treasury stock	(1,309)	(6,814)

Net cash (used in) provided by financing activities	(50,154)	3,380,985

Effect of exchange rate changes on cash and cash equivalents	(159,086)	35,019

Net (decrease) increase in cash and cash equivalents	(7,619,951)	3,659,496

Cash and cash equivalents, beginning of period	13,858,659	6,372,788

Cash and cash equivalents, end of period	$6,238,708	$10,032,284

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$10,363	―

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

The Company has incurred net losses and negative operating cash flows since inception. As of October 31, 2014, the Company had an accumulated deficit of $159.3 million. As of October 31, 2014, the Company’s cash and cash equivalents and marketable securities balance was approximately $22.8 million as compared to $28.4 million at April 30, 2014. Based upon the Company’s cash and cash equivalents and marketable securities balance as of October 31, 2014, the Company believes that it will be able to finance its capital requirements and operations through at least the fourth calendar quarter of 2015. In addition, as of October 31, 2014, the Company’s restricted cash balance was approximately $0.6 million, which reflects a significant decrease from the Company’s restricted cash balance of approximately $7.3 million as of April 30, 2014. See Note 2(f).

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

In January 2013, we filed an S-3 Shelf. The S-3 Shelf was declared effective in February 2013. Under the S-3 Shelf, in June 2013, we established an at the market offering facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (the “Manager”) via an At the Market Offering Agreement (the “ATM Agreement”). Under the ATM Agreement, we offered and sold shares of our common stock from time to time through the Manager, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, we issued 3,306,334 shares of our common stock at an average price to the public of $3.02 per share. Net proceeds from the ATM Facility were approximately $9,698,000 during fiscal 2014.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. Given the fiscal 2014 share sales, we fully utilized the ATM Agreement and reached the applicable limit under Form S-3. Of the $40 million authorized under the S-3 Shelf, approximately $18.2 million remains available for issuance. During the six months ended October 31, 2014, there were no proceeds from the sale of stock under the S-3 Shelf.

(2) Summary of Significant Accounting Policies

(a) Consolidation and Cost Method Investment

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of October 31, 2014, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of October 31, 2014, there were no such entities.

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

(d) Cash and Cash Equivalents

Cash equivalents consist of investments in short-term financial instruments with initial maturities of three months or less from the date of purchase. Cash and cash equivalents include the following:

	October 31, 2014	April 30, 2014

Checking and savings accounts	$3,349,284	$1,917,176
Certificates of deposits and US Treasury obligations	847,039	11,499,768
Money market funds	2,042,385	441,715
	$6,238,708	$13,858,659

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of October 31, 2014 and April 30, 2014, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. During the three months ended October 31, 2014, the Company reduced the credit facility from €800,000 ($964,656) to approximately €307,000 ($387,097). As of October 31, 2014, there was €278,892 ($351,655) in letters of credit outstanding under this agreement.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU of which $200,000 is outstanding at October 31, 2014. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

The third agreement concerns letters of credit issued by PNC Bank for the benefit of the Oregon Department of State Lands for the removal of certain of the Company’s anchoring and mooring equipment from the seabed off the coast of Oregon. During the three months ended October 31, 2014, the Company substantially completed the removal activity and reduced the letters of credit from $1,200,000 to $22,000. This letter of credit is secured by a certificate of deposit with PNC Bank and has a credit term through January 31, 2015.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company had classified the initial grant funding received from the Australian Renewable Energy Agency (“ARENA”) of A$5,595,723 ($5,179,960), which includes an amount required to be submitted as goods and services tax (GST), as restricted cash as of April 30, 2014.

During the six months ended October 31, 2014, the Company remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office (ATO) in accordance with local tax laws and also reclaimed this amount from the ATO during such six month period. The Company also returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed Of Variation and Termination of Funding Deed executed between the parties in August 2014. The Company had accrued this amount in accrued expenses and recorded this amount as restricted cash at April 30, 2014. Restricted cash includes the following:

	October 31, 2014	April 30, 2014
Current:
Australian Renewable Energy Agency (ARENA)	―	$5,179,960
NJBPU agreement	125,000	100,000
Oregon Department of State Lands	22,000	845,000
Barclay's Bank Agreement	387,097	―
	$534,097	$6,124,960

	October 31, 2014	April 30, 2014
Long Term:
Barclay's Bank Agreement	―	$996,696
NJBPU agreement	100,000	225,000
	$100,000	$1,221,696

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Foreign exchange (loss) gain	$(216,249)	$107,357	$(221,907)	$129,127

Foreign currency denominated certificates of deposit and cash accounts:

	October 31, 2014	April 30, 2014

Restricted	$387,097	$6,176,656
Unrestricted	1,748,725	1,232,111
	$2,135,822	$7,408,767

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(h) Long-Lived Assets

Long-lived assets, such as property and equipment and patents subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the six months ended October 31, 2014, the Company reviewed its long-lived assets for impairment and estimated that the remaining useful lives, for purposes of amortizing capitalized external patent costs, should be reduced from approximately five years to one year.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
Customer	2014	2013	2014	2013

US Department of Energy	65%	22%	38%	24%
Mitsui Engineering & Shipbuilding	35%	15%	33%	8%
European Union (WavePort project)	―	61%	29%	46%
UK Government's Technology Strategy Board	―	―	―	19%
	100%	98%	100%	97%

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

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,649,813 for the three and six months ended October 31, 2014, and 1,493,353 for the three and six months ended October 31, 2013, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted.  We are evaluating the effect ASU 2014-15 will have on our consolidated financial statements and disclosures and have not yet determined the effect of the standard on our ongoing financial reporting at this time.

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	October 31, 2014	April 30, 2014
US Treasury obligations	$16,495,278	$14,493,881

(4) Balance Sheet Detail

	October 31, 2014		April 30, 2014

Accounts receivable, net
Accounts receivable	$	―	$308,731
Allowance for doubtful accounts		―	―
	$	―	$308,731

Patents
Patents		$1,536,029	$1,536,029
Accumulated amortization		(1,121,878)	(707,731)
		$414,151	$828,298

Accrued expenses
Project costs		$669,412	$1,263,293
Contract loss reserve		308,343	―
Employee incentive payments		466,480	310,370
Accrued salary and benefits		464,766	455,909
Legal and accounting fees		739,454	168,402
Goods and services tax (GST) due to Australian Tax Office		―	470,905
Other		236,830	262,360
		$2,885,285	$2,931,239

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(5) Related Party Transactions

	Three Months Ended October 31,
	2014	2013
Related party consulting expense	$151,875	$	―

	Six Months Ended October 31,
	2014	2013
Related party consulting expense	$265,688	$	―

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor will receive up to fifteen months of consulting fees at a monthly rate of $20,000. For the three and six months ended October 31, 2014, the Company recorded $60,000 and $120,000 respectively in expense relating to this agreement.

In June 2014, the Company entered into an agreement with David L. Keller, who has served as a non-executive director of the Company since October 2013. Under this agreement, Mr. Keller serves as Interim Chief Executive Officer effective with the June 9, 2014 termination of the Company’s former Chief Executive Officer, Charles F. Dunleavy. Mr. Keller will continue in this position while the Company searches for a permanent replacement and will receive a consulting fee of $1,500 per day of services provided. For the three and six months ended October 31, 2014, the Company recorded $91,875 and $145,688 respectively in expense relating to this agreement.

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

	October 31, 2014	April 30, 2014

Total debt	$200,000	$250,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$100,000	$150,000

(7) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of October 31, 2014, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of October 31, 2014.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(8) Stock-Based Compensation

Stock-based compensation costs decreased for the three and six month periods ended October 31, 2014 versus October 31, 2013 due primarily to the termination for cause of Charles F. Dunleavy, former Chief Executive Officer, on June 9, 2014. In accordance with the Company’s 2001 Stock Plan and the 2006 Stock Incentive Plan, all vested and unvested grants are forfeited upon termination for cause. In addition, the Company issued stock-based awards during the month of October 2014, where for the prior year, stock based awards were issued during the month of June 2013. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $153,000 and $370,000 for the six months ended October 31, 2014 and 2013, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted During the Six Months Ended October 31, 2014 and 2013

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the six months ended October 31, 2014 and 2013 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the six months ended October 31, 2014 and 2013.

	Six Months Ended October 31,
	2014	2013
Risk-free interest rate	1.6%	1.6%
Expected dividend yield	0.0%	0.0%
Expected life (years)	5.5	6.0
Expected volatility	85.49%	74.61%

The above assumptions were used to determine the weighted average per share fair value of $0.72 and $1.11 for stock options granted during the six months ended October 31, 2014 and 2013, respectively.

A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2014	1,472,292	$5.53	5.9
Forfeited	(490,233)	7.03
Exercised	—	—
Granted	115,913	1.02
Outstanding as of October 31, 2014	1,097,972	4.39	6.2
Exercisable as of October 31, 2014	750,390	5.79	4.9

As of October 31, 2014, the total intrinsic value of outstanding and exercisable options was $0. As of October 31, 2014, approximately 343,000 additional options are expected to vest in the future, which options had no intrinsic value and a weighted average remaining contractual term of 8.9 years. There was approximately $75,000 and $348,000 of total recognized compensation cost related to stock options for the six months ended October 31, 2014 and 2013, respectively. As of October 31, 2014, there was approximately $250,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The Company normally issues new shares to satisfy option exercises under these plans. Stock options outstanding as of October 31, 2014 included 115,786 stock options subject to performance-based vesting requirements.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(b) Restricted Stock

Compensation expense for non-vested restricted stock is historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the six months ended October 31, 2014, the Company granted 270,513 shares subject to service-based vesting requirements and 243,999 shares subject to performance-based vesting requirements. The achievement of the performance-based grants will be based on performance of the Company’s share price to a comparable market based indicator to be determined by the Company’s Board of Directors. These 243,999 performance based shares are not included in the table below and no compensation cost will be recorded until this performance market has been determined. During the six months ended October 31, 2014, 9,380 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives. Restricted stock issued and unvested at October 31, 2014 included 37,329 shares of non-vested restricted stock subject to performance-based vesting requirements.

A summary of non-vested restricted stock under the plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2014	97,610	$2.23
Granted	270,513	1.03
Forfeited	(9,380)	2.30
Vested	(50,901)	2.13

Issued and unvested at October 31, 2014	307,842	1.19

There was approximately $78,000 and $21,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2014 and 2013, respectively. As of October 31, 2014, there was approximately $245,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 3.1 years.

 (c)Treasury Stock

During the six months ended October 31, 2014 and 2013, 806 and 4,081 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

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

On July 10, 2014, the Company received a demand letter (“Demand Letter”) from an attorney claiming to represent a shareholder demanding that the Company’s Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project. The Company is continuing to evaluate the Demand Letter but has also invited the attorney to participate in the Section 220 Demand process discussed below.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company also received a letter, dated August 19, 2014, (the “Section 220 Demand”) from another attorney claiming to represent a shareholder demanding, pursuant to 8 Del. C. § 220, to inspect certain books and records of the Company relating to the VWP Project and the termination of Charles Dunleavy as the Company’s Chief Executive Officer.  The Company has received an additional Section 220 Demand relating to the same subject matter from an attorney claiming to represent a different shareholder. The Company has responded in writing to both Section 220 Demands, and is working with the attorneys to address relevant issues.

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

 (b) Spain IVA (sales tax)

The Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($351,655) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014, the Company received a partial refund of the amount under dispute and continues to expect that this matter will be resolved in the Company’s favor.

(10) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the six month periods ended October 31, 2014 and 2013. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the six months ended October 31, 2014, the Company had no material changes in uncertain tax positions.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended October 31, 2014
Revenues from external customers	$1,747,788	$—	$—	$1,747,788
Operating loss	(3,614,964)	(341,804)	(226,885)	(4,183,653)

Three months ended October 31, 2013
Revenues from external customers	460,837	2,771	—	463,608
Operating loss	(2,714,747)	(396,523)	(306,439)	(3,417,709)

Six months ended October 31, 2014
Revenues from external customers	3,288,316	—	—	3,288,316
Operating loss	(6,197,577)	(734,672)	(720,957)	(7,653,206)

Six months ended October 31, 2013
Revenues from external customers	748,589	175,946	—	924,535
Operating loss	(5,837,346)	(711,925)	(686,591)	(7,235,862)

October 31, 2014
Long-lived assets	259,210	6,676	—	265,886
Total assets	23,192,939	909,092	677,816	24,779,847

April 30, 2014
Long-lived assets	305,314	12,024	175	317,513
Total assets	$31,313,240	$1,003,205	$5,768,390	$38,084,835

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are developing and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies that convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently have and are continuing to develop both larger and smaller PowerBuoy prototypes which can be utilized in autonomous or other applications. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues will be from the sale of products and services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash from operating activities unless and until we achieve positive cash flow from the planned commercialization of our products and services.

Our PowerBuoy system is based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997. The rising and falling of the waves moves the buoy-like structure, creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology in novel applications and have deployed and maintained our systems in the ocean for testing. We are developing PowerBuoy technology that has the unique, patented capability to electronically "tune" its performance as wave characteristics change. We expect this will enable the PowerBuoy to optimize its efficiency and resulting power output in dynamic ocean wave conditions. Our two PowerBuoy prototype products are designed for the following applications:

●

Our larger scale prototype PowerBuoy product is designed to supply electricity to a stand-alone power user or local or regional electric power grid. Installations may be comprised of a single PowerBuoy or an integrated array of PowerBuoys, plus the remaining components required to deliver electricity to the end user or power grid. In July 2007, our PowerBuoy interface was certified as compliant with international standards. Intertek, an independent laboratory, provided testing and evaluation services to certify that our grid connection systems comply with designated national and international standards. The PowerBuoy grid interface bears the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid. In September 2010, working in conjunction with the US Navy and Hawaii Electric Company, our 40 kilowatt (kW)-rated PowerBuoy, located at Marine Corps Base Hawaii, became the first-ever grid connected wave energy device in the United States. In January 2011, our larger scale PowerBuoy design (the “150kW PowerBuoy” or “PB150”) structure and mooring system achieved independent certification from Lloyd’s Register. This certification confirmed that the PB150B1 design complies with certain international standards promulgated for floating offshore installations. The Lloyd’s Register (1999 Rules and Regulations for the classification of Floating Offshore Installation at Fixed Locations) process included detailed design analysis and appraisals, addressing the PB150B1 structure, hydrodynamics, mooring and anchoring. This PowerBuoy was deployed off the coast of Scotland from April 2011 through October 2011. While the PowerBuoy did not produce significant or anticipated power during its deployment period, learning from the deployment was incorporated into subsequent PowerBuoy designs. Best practices from the certification have been incorporated into ongoing design improvements. We anticipate deploying the next version of the large PowerBuoy in the first quarter of calendar 2015.

●

Our smaller prototype PowerBuoy system is designed to generate power for use autonomously (independent of an existing power grid) in remote locations. In 2011, we deployed and operated off the coast of New Jersey an autonomous prototype PowerBuoy (the “APB-350”), which we designed and manufactured for the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) contract for coastal security and maritime surveillance. The prototype APB-350 PowerBuoy structure, incorporating a unique power take-off and onboard system for energy storage and management, is significantly smaller than our utility scale PowerBuoy. With the partial funding from the US Navy, we were able to continue to improve our prototype PowerBuoy system. The prototype APB-350 Autonomous PowerBuoy aims at potentially providing persistent, off-grid clean energy in remote ocean locations. We believe there are a variety of potential applications for this system, including ocean-based communication and data gathering such as for tsunami warnings and seismic surveys, homeland security, offshore oil and gas platforms and aquaculture. Within the Homeland Security market sector, in 2012, we executed a Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Homeland Security, which utilized the same prototype APB-350 Autonomous PowerBuoy. An additional 2013 deployment provided critical data to inform the next design iteration of the prototype APB-350, which will incorporate major modifications to address critical operations and reliability improvements. We anticipate deploying the next version of the smaller PowerBuoy in calendar 2015.

Our product development and engineering efforts are focused primarily on technologies that aim to increase energy output, reliability and scalability of the design of our PowerBuoy system, with the goal of generating electricity at a competitive levelized cost of energy, initially for autonomous applications.

During fiscal 2014, we worked on projects with the US Department of Energy (“DOE”), our WavePort project in Spain, our project with Mitsui Engineering & Shipbuilding (“MES”) and continued our efforts to increase the power output and reliability of our prototype PowerBuoy systems.

During the six months ended October 31, 2014, we continued work on our projects with MES and the DOE. We also completed our contract with the European Union (EC) for our WavePort project in Spain. We had announced that the next step in this project would be partially funded by a grant that we received from Ente Vasco de la Energia (“EVE”) a Basque regional energy agency. We had anticipated that the PowerBuoy would be deployed at a site off the north coast of Spain, along with other components of the project to be provided by members of the consortium under the EC contract. Due to a variety of factors, rather than deploying the PowerBuoy off of the coast of Spain, we now intend to deploy off the coast of New Jersey in the first quarter of calendar 2015. Since the EVE grant, which is up to Euro 1.13 million ($1.56 million), depends on a deployment in Spain (among other factors) and runs to December 31, 2015, we have removed the EVE grant from our backlog. However, we remain in communication with EVE in regards to utilizing the grant on a future beneficial project, although there can be no assurance that the EVE grant will ever be utilized, and if so, on what terms.

The PowerBuoy arrived in Bayonne, NJ from Santander, Spain in mid-November and is currently being re-assembled and undergoing final checkout. We are also engaged in the permitting process and contracting with local sources for ocean deployment. Our intent is to deploy and ocean test the PB40 as quickly as possible in order to achieve the original WavePort project objectives to demonstrate performance of a large scale wave energy converter.

On our Reedsport project in Oregon, we had obtained a permit from the Federal Energy Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Reedsport, Oregon. In addition, we received two cost-sharing contracts with the (DOE) for approximately $4.4 million to construct and deploy a single PowerBuoy off the coast of Reedsport. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we were taking the steps necessary to close out this project with the DOE. In May 2014, we filed an application to surrender the FERC permit for the remaining phases. In August, we completed the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon. We are in the process of completing the site survey and clearance, and submittal and acceptance of final reports to FERC.

We also continued our efforts to increase the output and reliability of our prototype PowerBuoy systems. Our development efforts also remain focused on further optimization of our modular and optimized power takeoff technology.

At October 31, 2014, our total negotiated backlog was $1.7 million compared with $5.8 million at October 31, 2013. Some of our backlog at October 31, 2014 and 2013 consisted of cost-sharing contracts as described in the Financial Operations Overview section of Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Our backlog can include both funded amounts, which are unfilled firm orders for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Our backlog was fully funded at October 31, 2014 and 2013. Further, in September 2013, we were selected for a $1.0 million award from the DOE to enhance the commercial viability of our PowerBuoy system through mechanical component design changes. On September 26, 2014, the DOE notified the Company of DOE’s decision to terminate negotiations with respect to the financial assistance award under the funding opportunity, and the Company accepted DOE’s decision without protest. As previously disclosed, we had not received any funds from DOE with respect to this award and had not included the award in our backlog.

We also reduced our backlog by $1.0 million for the grant that we received from Ente Vasco de la Energia (“EVE”) a Basque regional energy agency that would provide partial funding for the deployment of the PowerBuoy off the coast of Spain. It is our intent to deploy the PowerBuoy off the coast of New Jersey as discussed above and we remain in communication with EVE in regards to utilizing the grant on a future beneficial project.

For the three months ended October 31, 2014, we generated revenues of $1.7 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $4.4 million, and for the three months ended October 31, 2013, we generated revenues of $0.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $3.3 million. As of October 31, 2014, our accumulated deficit was $159.3 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

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

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenue is recognized using the percentage-of-completion method, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

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

In July 2014, VWP’s Board of Directors concluded that the wave power demonstration project contemplated was no longer commercially viable, and VWP delivered a termination notice to ARENA. In August 2014, the Company and ARENA executed the Deed of Variation and Termination of Funding Deed. Under this agreement the Company returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061).

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

Generally, our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. The majority of our revenue for the three and six months ended October 31, 2014 and 2013 was from cost-sharing contracts, however, in the three and six months ended October 31, 2014 our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss, and we recorded an accrual for the future anticipated loss on the contract.

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2014 and 2013:

	Three months ended October 31,		Six months ended October 31,
Customer	2014	2013	2014	2013

US Department of Energy	$1.1	$0.1	$1.2	$0.2
Mitsui Engineering & Shipbuilding	0.6	0.1	1.1	0.1
European Union (WavePort project)	―	0.3	1.0	0.4
UK Government's Technology Strategy Board	―	―	―	0.2
	$1.7	$0.5	$3.3	$0.9

The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 31, 2014 and 2013:

	Six months ended October 31,
Customer Location	2014	2013

United States	38%	25%
Europe	29%	67%
Asia and Australia	33%	8%

	100%	100%

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

Most of our revenue recorded for the six months ended October 31, 2014 and 2013 was generated from cost-sharing contracts, which result in zero gross profit, however, in the six months ended October 31, 2014 our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

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

Interest income (expense), net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $23.4 million as of October 31, 2014, compared to $18.7 million as of October 31, 2013.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $2.1 million as of October 31, 2014 and October 31, 2013, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $23.4 million as of October 31, 2014 and $18.7 million as of October 31, 2013. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. A portion of our international revenues for the six months ended October 31, 2014 and 2013 were recorded in Euros or British pounds sterling.

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

Results of Operations

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2014 and 2013:

			% Change
	Three Months ended October 31,		2014 Period to
	2014	2013	2013 Period
Revenues	$1,747,788	$463,608	277%
Cost of revenues	1,998,076	462,336	332
Gross (loss) profit	(250,288)	1,272	(19,777)
Operating expenses:
Product development costs	1,224,487	1,610,089	(24)
Selling, general and administrative costs	2,708,878	1,808,892	50
Total operating expenses	3,933,365	3,418,981	15
Operating loss	(4,183,653)	(3,417,709)	(22)
Interest income, net	3,424	2,879	19
Foreign exchange (loss) gain	(216,249)	107,357	(301)
Net loss	(4,396,478)	(3,307,473)	(33)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	26,784	36,916	(27)
Net loss attributable to Ocean Power Technologies, Inc.	$(4,369,694)	$(3,270,557)	(34)%

Revenues

Revenues increased by $1.3 million, or 277%, to $1.7 million in the three months ended October 31, 2014, as compared to $0.5 million in the three months ended October 31, 2013. The increase in revenue is primarily related to increased billable work for the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon and increased billable work under the current phase of our project with MES. These increases were partially offset by decreased revenue on our WavePort contract with EU for our project in Spain that was completed during the three months ended July 31, 2014.

Cost of revenues

Cost of revenues increased by $1.5 million, or 332%, to $2.0 million in the three months ended October 31, 2014, as compared to $0.5 million in the three months ended October 31, 2013. The increase in cost of revenue is primarily related to costs for increased billable work for the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon and increased billable work under the current phase of our project with MES. Our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract. These increases were partially offset by decreased cost of revenues on our WavePort contract with the EU for our project in Spain that was completed during the three months ended July 31, 2014.

Some of our projects in the three month period ended October 31, 2014 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $0.4 million, or 24%, to $1.2 million in the three months ended October 31, 2014, as compared to $1.6 million in the three months ended October 31, 2013. The decrease in product development costs was related primarily to the substantial completion of our cost-sharing contract with the DOE for our Reedsport project in Oregon and decreased costs associated with other internally funded development projects. This decrease was offset by increased product development costs associated with our PB40 PowerBuoy project that we intend to deploy off the coast of New Jersey in the first quarter of calendar 2015. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail product development expenses and/or scope as necessary.

Selling, general and administrative costs

Selling, general and administrative costs increased by approximately $0.9 million, or 50%, to $2.7 million for the three months ended October 31, 2014 as compared to $1.8 million for the three months ended October 31, 2013. The increase was related primarily to legal fees to address the shareholder litigation and related matters. In addition, costs increased related to third party consultant fees and patent costs due to shortening the estimated useful lives for recording amortization expense. These increases were offset by decreased site development expenses related to our terminated project in Australia.

Interest income, net

Interest income was approximately $3,000 for the three months ended October 31, 2014, and the three months ended October 31, 2013.

Foreign exchange (loss) gain

Foreign exchange loss was $216,000 for the three months ended October 31, 2014, compared to a foreign exchange gain of $107,000 for the three months ended October 31, 2013. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Six Months Ended October 31, 2014 Compared to Six Months Ended October 31, 2013

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2014 and 2013:

			% Change
	Six Months ended October 31,		2014 Period to
	2014	2013	2013 Period
Revenues	$3,288,316	$924,535	256%
Cost of revenues	3,965,240	922,712	330
Gross (loss) profit	(676,924)	1,823	(37,232)
Operating expenses:
Product development costs	1,144,432	2,881,034	(60)
Selling, general and administrative costs	5,831,850	4,356,651	34
Total operating expenses	6,976,282	7,237,685	(4)
Operating loss	(7,653,206)	(7,235,862)	(6)
Interest (expense) income, net	(55,196)	3,237	(1,805)
Other income	185,000	—	100
Foreign exchange (loss) gain	(221,907)	129,127	(272)
Net loss	(7,745,309)	(7,103,498)	(9)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	92,863	82,971	12
Net loss attributable to Ocean Power Technologies, Inc.	$(7,652,446)	$(7,020,527)	(9)%

Revenues

Revenues increased by $2.4 million, or 256%, to $3.3 million in the six months ended October 31, 2014, as compared to $0.9 million in the six months ended October 31, 2013. The increase in revenue is primarily related to increased billable work for the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon and increased billable work under the current phase of our project with MES and revenue related to the completion of our WavePort contract with the EU. These increases were partially offset by decreased revenue on our development project for our modular power take-off technology.

Cost of revenues

Cost of revenues increased by $3.0 million, or 330%, to $4.0 million in the six months ended October 31, 2014, as compared to $0.9 million in the six months ended October 31, 2013. The increase in cost of revenue is primarily related to costs for increased billable work for the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon and increased billable work under the current phase of our project with MES and cost of revenue related to the completion of our WavePort contract with the EU. Our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract. These increases were partially offset by decreased cost of revenues on our development project for our modular power take-off technology.

Some of our projects in the six month period ended October 31, 2014 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $1.7 million, or 60%, to $1.1 million in the six months ended October 31, 2014, as compared to $2.9 million in the six months ended October 31, 2013. The decrease in product development costs was related primarily to the substantial completion of our cost-sharing contract with the DOE for our Reedsport project in Oregon and decreased costs associated with other internally funded development projects. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail product development expenses and/or scope as necessary.

Selling, general and administrative costs

Selling, general and administrative costs increased by approximately $1.5 million, or 34%, to $5.8 million for the six months ended October 31, 2014 as compared to $4.4 million for the six months ended October 31, 2013. The increase was related primarily to legal fees to address the shareholder litigation and related matters. In addition, costs increased related to third party consultant fees and patent costs due to shortening the estimated useful lives for recording amortization expense. These increases were offset by decreased accounting fees and decreased employee related costs.

Interest (expense) income, net

Interest income (expense) decreased to ($55,000) for the six months ended October 31, 2014, as compared to $3,237 in the six months ended October 31, 2013. This change was related primarily to interest expense recorded for the repayment of funds received in March 2014 from ARENA of $5.2 million.

Foreign exchange (loss) gain

Foreign exchange loss was $222,000 for the six months ended October 31, 2014, compared to a foreign exchange gain of $129,000 for the six months ended October 31, 2013. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other income

During the six months ended October 31, 2014, we reached a favorable settlement with a vendor regarding a disputed transaction, which comprises the amount of $185,000 recorded within Other income.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2014, our net losses were $26.0 million and our net cash used in operating activities was $17.3 million.

Cash flows for the six months ended October 31, 2014 and 2013 were as follows:

	Six Months Ended October 31,
	2014	2013
Net loss	$(7,745,309)	$(7,103,498)

Adjustments for noncash operating items	861,700	462,846

Net cash operating loss	(6,883,609)	(6,640,652)

Net change in operating assets and liabilities	(5,227,368)	157,192

Net cash used in operating activities	$(12,110,977)	$(6,483,460)

Net cash provided by investing activities	$4,700,266	$6,726,952

Net cash (used in) provided by financing activities	$(50,154)	$3,380,985

Effect of exchange rates on cash and cash equivalents	$(159,086)	$35,019

Net cash used in operating activities

Net cash used in operating activities was $12.1 million and $6.5 million for the six months ended October 31, 2014 and 2013, respectively. The change was the result of an increase in net loss of $0.6 million and an increase in cash used by the net change in operating assets and liabilities of $5.4 million primarily due to the return of the advance payment of $4.7 million related to the former ARENA contract, offset by an increase in noncash operating items of $0.4 million.

The increase in net loss for the six months ended October 31, 2014 compared to the six months ended October 31, 2013 reflects a gross loss of $0.7 million relating to our project with MES, an increase in selling, general and administrative costs of $1.5 million, offset by a decrease in product development costs of $1.7 million relating primarily to our project in Reedsport, Oregon and a decrease in the net change of $0.1 million in other income and foreign exchange differences.

The increase in noncash operating items reflects an increase in amortization expense for patents and foreign exchange losses of $0.6 million offset by a decrease in equity compensation of $0.2 million.

The decrease in operating assets and liabilities reflects the decrease advanced payment received from customers of $4.7 million, a net decrease of $0.9 million in unearned revenues and other net changes in operating assets and liabilities of $0.2 million. These decreases are offset by the collection of $0.3 million in accounts receivable and a net increase in other assets of $0.3 million.

Net cash provided by investing activities

Net cash provided by investing activities was $4.7 million for the six months ended October 31, 2014 and net cash provided by investing activities was $6.7 million for the six months ended October 31, 2013. The change was primarily the result of a net increase of $2.0 million in purchases of marketable securities during the six months ended October 31, 2014 offset by a decrease in restricted cash of $6.7 million.

Net cash used in (provided by) financing activities

Net cash used in financing activities was $50,000 and net cash provided by was $3,380,000 for the six months ended October 31, 2014 and 2013, respectively. The net cash used was primarily for repayment of long-term debt in the six months ended October 31, 2014 and net cash provided in the six months ended October 31, 2013 was primarily from the sale of common stock, net of issuance costs.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $159,000 and an increase of $35,000 in the six months ended October 31, 2014 and 2013, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We have incurred negative operating cash flows since our inception. As of October 31, 2014, our cash and cash equivalents and marketable securities balance was approximately $22.8 million. Based upon our cash and cash equivalents and marketable securities balance as of October 31, 2014, we believe that we will be able to finance our capital requirements and operations through at least the fourth calendar quarter of 2015. In addition, as of October 31, 2014, our restricted cash balance was approximately $0.6 million, which reflects a significant decrease from our restricted cash balance of approximately $7.3 million as of April 30, 2014. See Note 2(f).

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

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the Offering Agreement or otherwise, to one third of our public float. Given the fiscal 2014 share sales, we fully utilized the ATM Agreement and reached the applicable limit under Form S-3. Of the $40 million authorized under the S-3 shelf, approximately $18.2 million remains available for issuance. During the six months ended October 31, 2014, there were no proceeds from the sale of stock under the S-3 Shelf.

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

During the three months ended April 30, 2014, our subsidiary VWP received approximately A$5.2 million in initial grant funding from ARENA. The Company recorded this payment as an advance payment within the consolidated balance sheet. We classified the initial grant funding received from ARENA, of A$5,595,723 ($5,179,960), which includes GST, as restricted cash. In July 2014, the VWP Board of Directors determined that the project contemplated by the grant was no longer commercially viable and tendered a notice of its intent to terminate the Funding Deed and return to ARENA the grant funds received.

During the six months ended October 31, 2014, the Company remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office (ATO) in accordance with local tax laws and reclaimed this amount from the ATO during such six month period. In August 2014, the Company returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed Of Variation and Termination of Funding Deed executed between the parties in August 2014.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to timely allow decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2014 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1.	LEGAL PROCEEDINGS

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

On July 10, 2014, the Company received a demand letter (“Demand Letter”) from an attorney claiming to represent a shareholder demanding that the Company’s Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project.  The Company is continuing to evaluate the Demand Letter but has also invited the attorney to participate in the Section 220 Demand process discussed below.

The Company also received a letter, dated August 19, 2014, (the “Section 220 Demand”) from another attorney claiming to represent a shareholder demanding, pursuant to 8 Del. C. § 220, to inspect certain books and records of the Company relating to the VWP Project and the termination of Charles Dunleavy as the Company’s Chief Executive Officer.  The Company has received an additional Section 220 Demand relating to the same subject matter from an attorney claiming to represent a different shareholder. The Company has responded in writing to both Section 220 Demands and is working with the attorneys to address relevant issues.

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

FINRA Inquiry:

In August 2014, the Company provided documents to the Financial Industry Regulatory Authority (FINRA) in response to a July 9, 2014 request under NASDAQ Listing Rule 5250(a)(1) seeking information related to the internal investigation of the Special Committee of the Board of Directors.  On November 6, 2014, FINRA sent a letter to the Company advising the Company that it had concluded its review of the matter and, as the Company believes is generally routine, that is was referring the matter to the SEC for whatever action, if any, it deems appropriate. There are no outstanding requests to the Company from FINRA or any other regulators at this time.

In addition, the Company is involved from time to time in certain legal actions arising in the ordinary course of business.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2014. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed for the year ended April 30, 2014.

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

The Special Committee was dissolved in October 2014.

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

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2014, filed December 10, 2014: (i) Consolidated Balance Sheets – October 31, 2014 (unaudited) and April 30, 2014, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows (unaudited) – Three and Six Months Ended October 31, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three and Six Months Ended October 31, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ David L. Keller
David L. Keller
Interim Chief Executive Officer

By:	/s/ Mark A. Featherstone
Mark A. Featherstone
Chief Financial Officer

Date: December 10, 2014

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

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2014, filed December 10, 2014: (i) Consolidated Balance Sheets – October 31, 2014 (unaudited) and April 30, 2014, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows (unaudited) – Three and Six Months Ended October 31, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three and Six Months Ended October 31, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.