Form 10-Q
period 2015-01-31
Ocean Power Technologies, Inc.
filed 2015-03-11
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

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

As of February 28, 2015, the number of outstanding shares of common stock of the registrant was 18,354,611.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2015

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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2015	April 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,868,906	$13,858,659
Marketable securities	50,000	14,493,881
Restricted cash	469,525	6,124,960
Accounts receivable	18,991	308,731
Unbilled receivables	189,265	37,410
Other current assets	330,010	568,377
Total current assets	20,926,697	35,392,018
Property and equipment, net	262,850	317,513
Patents, net	207,077	828,298
Restricted cash	75,000	1,221,696
Other noncurrent assets	426,677	325,310
Total assets	$21,898,301	$38,084,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$141,896	$501,397
Accrued expenses	2,448,855	2,931,239
Advance payment received from customer	—	4,709,055
Unearned revenues	—	992,447
Current portion of long-term debt	100,000	100,000
Total current liabilities	2,690,751	9,234,138
Long-term debt	75,000	150,000
Deferred credits	600,000	600,000
Total liabilities	3,365,751	9,984,138
Commitments and contingencies (note 9)
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 18,393,269 and 17,593,637 shares, respectively Treasury stock, at cost; 38,658 and 37,852 shares, respectively	(132,016)	(130,707)
Additional paid-in capital	180,692,849	180,454,341
Accumulated deficit	(161,478,920)	(151,640,503)
Accumulated other comprehensive loss	(167,971)	(225,733)
Total Ocean Power Technologies, Inc. stockholders’ equity	18,932,335	28,474,992
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(399,785)	(374,295)
Total equity	18,532,550	28,100,697
Total liabilities and stockholders’ equity	$21,898,301	$38,084,835

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenues	$328,511	$199,622	$3,616,827	$1,124,157
Cost of revenues	379,106	193,213	4,344,346	1,115,925
Gross (loss) profit	(50,595)	6,409	(727,519)	8,232
Operating expenses:
Product development costs	1,082,628	785,946	2,227,060	3,666,980
Selling, general and administrative costs	1,956,702	1,771,560	7,788,552	6,128,211
Total operating expenses	3,039,330	2,557,506	10,015,612	9,795,191
Operating loss	(3,089,925)	(2,551,097)	(10,743,131)	(9,786,959)
Interest income (expense), net	6,793	3,336	(48,403)	6,573
Other income	―	―	185,000	―
Foreign exchange (loss) gain	(246,002)	23,448	(467,909)	152,575
Loss before income taxes	(3,329,134)	(2,524,313)	(11,074,443)	(9,627,811)
Income tax benefit	1,137,872	1,745,895	1,137,872	1,745,895
Net loss	(2,191,262)	(778,418)	(9,936,571)	(7,881,916)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	5,291	38,628	98,154	121,599
Net loss attributable to Ocean Power Technologies, Inc.	$(2,185,971)	$(739,790)	$(9,838,417)	$(7,760,317)
Basic and diluted net loss per share	$(0.12)	$(0.06)	$(0.56)	$(0.71)
Weighted average shares used to compute basic and diluted net loss per share	17,508,270	12,163,239	17,484,839	10,995,525

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Net loss	$(2,191,262)	$(778,418)	$(9,936,571)	$(7,881,916)
Foreign currency translation adjustment	64,414	(42,395)	130,426	(101,180)
Total comprehensive loss	(2,126,848)	(820,813)	(9,806,145)	(7,983,096)

Comprehensive (income) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(44,564)	18,802	25,490	88,868

Comprehensive loss attributable to Ocean Power Technologies,	$(2,171,412)	$(802,011)	$(9,780,655)	$(7,894,228)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

							Accumulated
					Additional		Other
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total Equity

Balance, April 30, 2014	17,593,637	$17,594	(37,852)	$(130,707)	180,454,341	(151,640,503)	(225,733)	(374,295)	28,100,697
Net loss	—	—	—	—	—	(9,838,417)	—	(98,154)	(9,936,571)
Stock based compensation	—	—	—	—	129,774	—	—	—	129,774
Issuance (forfeiture) of restricted stock, net	799,632	799	—	—	108,084	—	—	—	108,883
Acquisition of treasury stock	—	—	(806)	(1,309)	—	—	—	—	(1,309)
Sale of stock	—	—	—	—	650	—	—	—	650
Other comprehensive income	—	—	—	—	—	—	57,762	72,664	130,426
Balance, January 31, 2015	18,393,269	$18,393	(38,658)	$(132,016)	180,692,849	(161,478,920)	(167,971)	(399,785)	18,532,550

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(9,936,571)	$(7,881,916)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange loss (gain)	467,909	(152,575)
Depreciation and amortization	727,188	321,237
Loss on disposals of property, plant and equipment	3,771	―
Treasury note premium amortization	―	5,391
Compensation expense related to stock option grants & restricted stock	238,657	569,540
Allowance for doubtful accounts receivable	―	(296,174)
Changes in operating assets and liabilities:
Accounts receivable	289,740	664,225
Long-term receivables	―	209,906
Unbilled receivables	(151,855)	(205,541)
Other current assets	229,910	(176,254)
Other noncurrent assets	(134,126)	(141,788)
Accounts payable	(348,795)	(229,680)
Accrued expenses	(435,950)	(305,655)
Return of advanced payment to customer	(4,709,055)	―
Unearned revenues	(992,447)	(452,864)
Long-term unearned revenues	―	20,131
Net cash used in operating activities	(14,751,624)	(8,052,017)
Cash flows from investing activities:
Purchases of marketable securities	(13,796,959)	(18,494,272)
Maturities of marketable securities	28,240,840	20,989,422
Restricted cash	6,787,329	(745,000)
Purchases of equipment	(54,466)	(21,191)
Net cashed provided by investing activities	21,176,744	1,728,959
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	650	5,933,259
Exercise of stock options	―	8,000
Repayment of debt	(75,000)	(75,000)
Acquisition of treasury stock	(1,309)	(6,814)
Net cash (used in) provided by financing activities	(75,659)	5,859,445
Effect of exchange rate changes on cash and cash equivalents	(339,214)	7,463
Net increase (decrease) in cash and cash equivalents	6,010,247	(456,150)
Cash and cash equivalents, beginning of period	13,858,659	6,372,788
Cash and cash equivalents, end of period	$19,868,906	$5,916,638
Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$1,110	―

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

The Company has incurred net losses and negative operating cash flows since inception. As of January 31, 2015, the Company had an accumulated deficit of $161.5 million. As of January 31, 2015, the Company’s cash and cash equivalents and marketable securities balance was approximately $19.9 million as compared to $28.4 million at April 30, 2014. Based upon the Company’s cash and cash equivalents and marketable securities balance as of January 31, 2015, the Company believes that it will be able to finance its capital requirements and operations through at least the first calendar quarter of 2016. In addition, as of January 31, 2015, the Company’s restricted cash balance was approximately $0.6 million, which reflects a significant decrease from the Company’s restricted cash balance of approximately $7.3 million as of April 30, 2014. See Note 2(f).

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

In January 2013, we filed a shelf registration statement on Form S-3 (the “S-3” or the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013. Under the S-3 Shelf, in June 2013, we established an at the market offering facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (the “Manager”) via an At the Market Offering Agreement (the “ATM Agreement”). Under the ATM Agreement, we offered and sold shares of our common stock from time to time through the Manager, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, we issued 3,306,334 shares of our common stock at an average price to the public of $3.02 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Also in fiscal 2014, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter”) on April 4, 2014, with respect to the issuance and sale in an underwritten public offering (the “Public Offering”) of an aggregate of 3,800,000 shares of our common stock at a price to the public of $3.10 per share. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing and indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us. Net proceeds from the Public Offering, which was completed in early April 2014, were approximately $10,828,000.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. After the February 2014 share sales, we fully utilized the ATM Agreement and reached the applicable limit under Form S-3. Of the $40 million authorized under the S-3 Shelf, approximately $18.2 million remains available for issuance. During the nine months ended January 31, 2015, there were no proceeds from the sale of stock under the S-3 Shelf.

(2) Summary of Significant Accounting Policies

(a) Consolidation and Cost Method Investment

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of January 31, 2015, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of January 31, 2015, there were no such entities.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in an overnight U.S. government securities repurchase bank account. In accordance with the terms of the repurchase agreement, the Company does not take possession of the related securities. The agreement contains provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreement.

	January 31, 2015	April 30, 2014

Checking and savings accounts	$3,435,554	$1,917,176
Overnight repurchase account	13,926,933	―
Certificates of deposits and US Treasury obligations	―	11,499,768
Money market funds	2,506,419	441,715
	$19,868,906	$13,858,659

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that mature more than one year from the balance sheet date are classified as noncurrent assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of January 31, 2015 and April 30, 2014, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. During the nine months ended January 31, 2015, the Company reduced the credit facility from €800,000 ($964,656) to approximately €307,000 ($347,525). As of January 31, 2015, there was €278,828 ($315,633) in letters of credit outstanding under this agreement.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU of which $175,000 is outstanding at January 31, 2015. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The third agreement concerns letters of credit issued by PNC Bank for the benefit of the Oregon Department of State Lands for the removal of certain of the Company’s anchoring and mooring equipment from the seabed off the coast of Oregon. During the nine months ended January 31, 2015, the Company substantially completed the removal activity and reduced the letters of credit from $1,200,000 to one letter of credit of $22,000. This letter of credit is secured by a certificate of deposit with PNC Bank.

The Company had classified the initial grant funding received from the Australian Renewable Energy Agency (“ARENA”) of A$5,595,723 ($5,179,960), which includes an amount required to be submitted as goods and services tax (GST), as restricted cash as of April 30, 2014.

During the nine months ended January 31, 2015, the Company remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office (ATO) in accordance with local tax laws and also reclaimed this amount from the ATO during such nine month period. The Company also returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed of Variation and Termination of Funding Deed executed between the parties in August 2014. The Company had accrued this amount in accrued expenses and recorded this amount as restricted cash at April 30, 2014. Restricted cash includes the following:

	January 31, 2015		April 30, 2014
Current:
Australian Renewable Energy Agency (ARENA)	$	―	$5,179,960
NJBPU agreement		100,000	100,000
Oregon Department of State Lands		22,000	845,000
Barclay's Bank Agreement		347,525	―
		$469,525	$6,124,960

	January 31, 2015		April 30, 2014
Long Term:
Barclay's Bank Agreement	$	―	$996,696
NJBPU agreement		75,000	225,000
		$75,000	$1,221,696

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Foreign exchange (loss) gain	$(246,002)	$23,448	$(467,909)	$152,575

Foreign currency denominated certificates of deposit and cash accounts:

	January 31, 2015	April 30, 2014
Restricted	$347,525	$6,176,656
Unrestricted	822,862	1,232,111
	$1,170,387	$7,408,767

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(h) Long-Lived Assets

Long-lived assets, such as property and equipment and patents subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the nine months ended January 31, 2015, the Company reviewed its long-lived assets for impairment and estimated that the remaining useful lives, for purposes of amortizing capitalized external patent costs, should be reduced from approximately five years to one year.

(i) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, bank certificates of deposit and trade receivables. The Company invests its excess cash in an overnight U.S. government securities repurchase bank account and does not believe that it is exposed to any significant risks related to its cash accounts, money market funds, certificates of deposit or overnight repurchase account.

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
Customer	2015	2014	2015	2014

US Department of Energy	25%	50%	37%	37%
Mitsui Engineering & Shipbuilding	75%	100%	37%	18%
European Union (WavePort project)	―	(50%)	26%	27%
UK Government's Technology Strategy Board	―	―	―	18%
	100%	100%	100%	100%

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

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,937,013 for the three and nine months ended January 31, 2015, and 1,581,016 for the three and nine months ended January 31, 2014, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

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

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	January 31, 2015	April 30, 2014
Certificates of Deposit and US Treasury obligations	$50,000	$14,493,881

(4) Balance Sheet Detail

	January 31, 2015	April 30, 2014

Accounts receivable
Accounts receivable	$18,991	$308,731

Patents
Patents	$1,536,029	$1,536,029
Accumulated amortization	(1,328,952)	(707,731)
	$207,077	$828,298

Accrued expenses
Project costs	$735,859	$1,263,293
Contract loss reserve	263,469	―
Employee incentive payments	491,925	310,370
Accrued salary and benefits	504,233	455,909
Legal and accounting fees	258,642	168,402
Goods and services tax (GST) due to Australian Tax Office	―	470,905
Other	194,727	262,360
	$2,448,855	$2,931,239

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(5) Related Party Transactions

	Three Months Ended January 31,
	2015	2014
Related party consulting expense	$168,500	$	―

	Nine Months Ended January 31,
	2015	2014
Related party consulting expense	$434,188	$	―

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor will receive up to fifteen months of consulting fees at a monthly rate of $20,000. For the three and nine months ended January 31, 2015, the Company recorded $60,000 and $180,000 respectively in expense relating to this agreement.

In June 2014, the Company entered into an agreement with David L. Keller, who had served as a non-executive director of the Company since October 2013. Under this agreement, Mr. Keller served as Interim Chief Executive Officer effective with the June 9, 2014 termination of the Company’s former Chief Executive Officer, Charles F. Dunleavy and received a consulting fee of $1,500 per day of services provided. Effective January 20, 2015, Mr. George H. Kirby was appointed President, Chief Executive Officer and Director of the Company and Mr. Keller resigned as Interim CEO. Mr. Keller continues to serve as a non-executive director of the Company. For the three and nine months ended January 31, 2015, the Company recorded $108,500 and $254,188 respectively in expense relating Mr. Keller’s agreement.

(6) Debt

The Company was awarded a recoverable grant totaling $500,000, between April 2009 and June 2010, from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 2(f).

	January 31, 2015	April 30, 2014

Total debt	$175,000	$250,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$75,000	$150,000

(7) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of January 31, 2015, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of January 31, 2015.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(8) Stock-Based Compensation

Stock-based compensation costs decreased for the three and nine month periods ended January 31, 2015 versus January 31, 2014 due primarily to the termination for cause of Charles F. Dunleavy, former Chief Executive Officer, on June 9, 2014. In accordance with the Company’s 2001 Stock Plan and the 2006 Stock Incentive Plan, all vested and unvested grants are forfeited upon termination for cause. In addition, the Company issued stock-based awards during the period of October 2014 to December 2014, where for the prior year stock-based awards were issued during the month of June 2013. The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $239,000 and $570,000 for the nine months ended January 31, 2015 and 2014, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted During the Nine Months Ended January 31, 2015 and 2014

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the nine months ended January 31, 2015 and 2014 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the nine months ended January 31, 2015 and 2014.

	Nine Months Ended January 31,
	2015	2014
Risk-free interest rate	1.6%	1.7%
Expected dividend yield	0.0%	0.0%
Expected life (years)	5.5	5.9
Expected volatility	85.49%	76.29%

The above assumptions were used to determine the weighted average per share fair value of $0.72 and $1.26 for stock options granted during the nine months ended January 31, 2015 and 2014, respectively.

A summary of stock options under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2014	1,472,292	$5.53	5.9
Forfeited	(497,533)	7.17
Exercised	—	—
Granted	115,913	1.02
Outstanding as of January 31, 2015	1,090,672	4.31	6.0
Exercisable as of January 31, 2015	749,670	5.66	4.8

As of January 31, 2015, the total intrinsic value of outstanding and exercisable options was $0. As of January 31, 2015, approximately 332,000 additional options are expected to vest in the future, which options had no intrinsic value and a weighted average remaining contractual term of 8.7 years. There was approximately $130,000 and $500,000 of total recognized compensation cost related to stock options for the nine months ended January 31, 2015 and 2014, respectively. As of January 31, 2015, there was approximately $209,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.1 years. The Company normally issues new shares to satisfy option exercises under these plans. Stock options outstanding as of January 31, 2015 included 115,786 stock options subject to performance-based vesting requirements.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(b) Restricted Stock

Compensation expense for non-vested restricted stock is historically recorded based on its market value on the date of grant and recognized over the associated service and performance period. During the nine months ended January 31, 2015, the Company granted 438,012 shares subject to service-based vesting requirements and 371,000 shares subject to performance-based vesting requirements. The service-based vesting grants include a grant to a non-executive director of the Company for 104,000 shares. This grant was issued pursuant to the 2006 Stock Incentive Plan and shall vest immediately upon the approval by the shareholders at the 2015 Annual Meeting (tentatively planned for early October 2015) of additional shares to be authorized under the Company's 2006 Stock Incentive Plan as amended. In the event that the shareholder approval referred to above is not obtained or is otherwise deemed unnecessary, the Board shall determine such other vesting schedule or other form(s) of equivalent compensation as may be necessary or appropriate. The achievement or vesting requirement of the performance-based grants is tied to the Company's total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis. During the nine months ended January 31, 2015, 9,380 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives. Restricted stock issued and unvested at January 31, 2015 included 408,329 shares of non-vested restricted stock subject to performance-based vesting requirements.

A summary of non-vested restricted stock under the plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2014	97,610	$2.23
Granted	809,012	0.65
Forfeited	(9,380)	2.30
Vested	(50,901)	2.13
Issued and unvested at January 31, 2015	846,321	0.73

There was approximately $109,000 and $70,000 of total recognized compensation cost related to restricted stock for the nine months ended January 31, 2015 and 2014, respectively. As of January 31, 2015, there was approximately $438,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted average period of 2.7 years.

 (c)Treasury Stock

During the nine months ended January 31, 2015 and 2014, 806 and 4,081 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(9) Commitments and Contingencies

(a) Litigation

Shareholder Litigation:

The Company is a defendant in four putative securities class actions pending in the United States District Court for the District of New Jersey. See Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815-MAS-DEA; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015-FLW-DEA; Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592. The Company's former Chief Executive Officer is named as a defendant in each of the lawsuits and the Company's Chief Financial Officer is named as a defendant in two of the lawsuits. The complaints allege claims for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. and the Australian Renewable Energy Agency for the development of a wave power station (the "VWP Project"). All four complaints seek unspecified monetary damages and other relief.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

On August 12, 2014, five motions for appointment of lead plaintiff were filed. The motions also seek to consolidate the actions. The Court has not ruled on the motions. The cases are still in their preliminary stages and defendants have not yet responded to the complaints.

On July 10, 2014, the Company received a demand letter ("Demand Letter") from an attorney claiming to represent a shareholder demanding that the Company's Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project. The Company is continuing to evaluate the Demand Letter but also invited the attorney to participate in the Section 220 Demand process discussed below. On February 6, 2015, the Company produced documents to the attorney pursuant to a confidentiality agreement in connection with the Section 220 Demand process.

The Company also received a letter, dated August 19, 2014, (the "Section 220 Demand") from another attorney claiming to represent a shareholder demanding, pursuant to 8 Del. C. § 220, to inspect certain books and records of the Company relating to the VWP Project and the termination of Charles Dunleavy as the Company's Chief Executive Officer. The Company has received two additional Section 220 Demands relating to the same subject matter from attorneys claiming to represent two different shareholders. The Company has responded in writing to the three Section 220 Demands and on February 6, 2015 produced documents to each of the attorneys pursuant to confidentiality agreements.

Employment Litigation:

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company's subsidiaries. The Company and Mr. Dunleavy have agreed to toll his alleged employment claims pending resolution of the shareholder litigation.

In addition, the Company is involved from time to time in certain legal actions arising in the ordinary course of business.

 (b) Spain IVA (sales tax)

The Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($315,633) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014, the Company received a partial refund of the amount under dispute and continues to expect that this matter will be resolved in the Company’s favor.

(10) Income Taxes

During the three and nine months ended January 31, 2015, the Company recorded an income tax benefit of $1,137,872, representing the proceeds from the sale of $14,004,000 of New Jersey net operating loss carryforwards and research and development tax credits. During the three and nine months ended January 31, 2014, the Company recorded an income tax benefit of $1,745,895, representing the proceeds from the sale of $15,347,000 of New Jersey net operating loss carryforwards and research and development tax credits.

Other than as a result of the sale of New Jersey net operating loss carryforwards, the Company did not recognize any consolidated income tax benefit (expense) for the three and nine month periods ended January 31, 2015 and 2014. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the nine months ended January 31, 2015, the Company had no material changes in uncertain tax positions.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(11) Operating Segments and Geographic Information

The Company views its business as one segment, which is the development of its PowerBuoy prototype for wave energy applications. The Company operates on a worldwide basis with one operating company in the US, one operating subsidiary in the UK and one operating subsidiary in Australia, which are categorized below as North America, Europe, and Asia and Australia, respectively. Revenues are generally attributed to the operating unit that bills the customers.

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended January 31, 2015
Revenues from external customers	$328,511	$—	$—	$328,511
Operating loss	(2,784,095)	(258,636)	(47,194)	(3,089,925)

Three months ended January 31, 2014
Revenues from external customers	196,783	2,839	—	199,622
Operating loss	(2,062,915)	(165,977)	(322,205)	(2,551,097)

Nine months ended January 31, 2015
Revenues from external customers	3,616,827	—	—	3,616,827
Operating loss	(8,981,672)	(993,308)	(768,151)	(10,743,131)

Nine months ended January 31, 2014
Revenues from external customers	945,372	178,785	—	1,124,157
Operating loss	(7,900,261)	(877,902)	(1,008,796)	(9,786,959)

January 31, 2015
Long-lived assets	261,519	1,331	—	262,850
Total assets	21,118,642	640,859	138,800	21,898,301

April 30, 2014
Long-lived assets	305,314	12,024	175	317,513
Total assets	$31,313,240	$1,003,205	$5,768,390	$38,084,835

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our PowerBuoy system is based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997. The rising and falling of the waves moves the buoy-like structure, creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology in novel applications and have deployed and maintained our systems in the ocean for testing. We are developing PowerBuoy technology that has the unique, patented capability to electronically "tune" its performance as wave characteristics change. We expect this will enable the PowerBuoy to optimize its efficiency and resulting power output in dynamic ocean wave conditions. Our two PowerBuoy prototype products are designed for the following applications:

●

Our larger scale prototype PowerBuoy product is designed to supply electricity to a stand-alone power user or local or regional electric power grid. Installations may be comprised of a single PowerBuoy or an integrated array of PowerBuoys, plus the remaining components required to deliver electricity to the end user or power grid. In July 2007, our PowerBuoy interface was certified as compliant with international standards. Intertek, an independent laboratory, provided testing and evaluation services to certify that our grid connection systems comply with designated national and international standards. The PowerBuoy grid interface bears the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid. In September 2010, working in conjunction with the US Navy and Hawaii Electric Company, our 40 kilowatt (kW)-rated PowerBuoy, located at Marine Corps Base Hawaii, became the first-ever grid connected wave energy device in the United States. In January 2011, our larger scale PowerBuoy design (the “150kW PowerBuoy” or “PB150”) structure and mooring system achieved independent certification from Lloyd’s Register. This certification confirmed that the PB150B1 design complies with certain international standards promulgated for floating offshore installations. The Lloyd’s Register (1999 Rules and Regulations for the classification of Floating Offshore Installation at Fixed Locations) process included detailed design analysis and appraisals, addressing the PB150B1 structure, hydrodynamics, mooring and anchoring. This PowerBuoy was deployed off the coast of Scotland from April 2011 through October 2011. While the PowerBuoy did not produce significant or anticipated power during its deployment period, learning from the deployment was incorporated into subsequent PowerBuoy designs. Best practices from the certification have been incorporated into ongoing design improvements. We expect that the next version of the large PowerBuoy will be ready for deployment at the end of this month. Actual deployment will occur as soon as final permits are received and an acceptable weather window opens.

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

During the nine months ended January 31, 2015, we continued work on our projects with MES and the DOE. We also completed our contract with the European Union (EC) for our WavePort project in Spain. We had announced that the next step in this project would be partially funded by a grant that we received from Ente Vasco de la Energia (“EVE”) a Basque regional energy agency. We had anticipated that the PB40 PowerBuoy would be deployed at a site off the north coast of Spain, along with other components of the project to be provided by members of the consortium under the EC contract. Due to a variety of factors, rather than deploying the PB40 PowerBuoy off of the coast of Spain, we now intend to deploy off the coast of New Jersey. Since the EVE grant, which is up to Euro 1.13 million ($1.56 million), depends on a deployment in Spain (among other factors) and runs to December 31, 2015, we have removed the EVE grant from our backlog. However, we remain in communication with EVE in regards to utilizing the grant on a future beneficial project, although there can be no assurance that the EVE grant will ever be utilized, and if so, on what terms.

The PowerBuoy arrived in Bayonne, NJ from Santander, Spain in mid-November and our intent is to deploy and ocean test the PB40 in order to achieve the original WavePort project objectives to demonstrate performance of a large scale wave energy converter. We expect to be ready for deployment this month and actual deployment will occur as soon as final permits are received and an acceptable weather window opens.

On our Reedsport project in Oregon, we had obtained a permit from the Federal Energy Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Reedsport, Oregon. In addition, we received two cost-sharing contracts with the (DOE) for approximately $4.4 million to construct and deploy a single PowerBuoy off the coast of Reedsport. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we were taking the steps necessary to close out this project with the DOE. In May 2014, we filed an application to surrender the FERC permit for the remaining phases. In August, we completed the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon. We are in the process of submittal and acceptance of final reports to FERC.

We also continued our efforts to increase the output and reliability of our utility and autonomous PowerBuoy systems. Our development efforts also remain focused on further optimization of our modular and optimized power takeoff technology.

At January 31, 2015, our total negotiated backlog was $1.3 million compared with $5.6 million at January 31, 2014. Some of our backlog at January 31, 2015 and 2014 consisted of cost-sharing contracts as described in the Financial Operations Overview section of Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Currently we expect that our backlog will continue to decline; however, we continue to focus on obtaining new contracts and customers to further our technology and are exploring potential partnerships and strategic alliances. Our backlog was fully funded at January 31, 2015 and 2014. Further, in September 2013, we were selected for a $1.0 million award from the DOE to enhance the commercial viability of our PowerBuoy system through mechanical component design changes. On September 26, 2014, the DOE notified the Company of DOE’s decision to terminate negotiations with respect to the financial assistance award under the funding opportunity, and the Company accepted DOE’s decision without protest. As previously disclosed, we had not received any funds from DOE with respect to this award and had not included the award in our backlog.

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

Currently our contract with Mitsui Engineering & Shipbuilding (MES) is undergoing a stage-gate review process and activity has been suspended until we receive further notification from MES.  Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process has been utilized by other customers such as the Department of Energy. MES has indicated that work under this contract could resume on and after April 2015 upon passing the stage-gate review. We are currently accessing the unbilled costs on this project to determine if fourth quarter revenues from this project will be reduced pending restart of this project. In addition, depending on the outcome of the stage-gate review, the scope of the project may be decreased or increased and other terms, including schedule, of the project may change. A significant reduction in the remaining scope of the project could have a material adverse effect on our future revenue and backlog.

For the three months ended January 31, 2015, we generated revenues of $0.3 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $2.2 million, and for the three months ended January 31, 2014, we generated revenues of $0.2 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $0.7 million. As of January 31, 2015, our accumulated deficit was $161.5 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoy systems in the emerging renewable energy market.

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

Included in our diversification strategy is the use of PowerBuoy technology for the autonomous applications markets. Such applications require open ocean power sources that operate independently of the utility grid by supplying electric power to payloads that are integrated directly in the PowerBuoy and/or located in its vicinity. Based on market research and available public data, we believe considerable business opportunity exists in six markets that would have a direct need for our autonomous PowerBuoys: ocean observing, offshore wind, defense and security, oil and gas, communications, and ocean aquaculture. Based on power needs, sensor types and other considerations, we believe our APB-350 could have the ability to satisfy several application requirements within these six markets. It is designed to offer a substantial amount of persistent power while also providing a simple and stable integration platform that is deployable using readily available vessels and skills. The APB-350 is currently undergoing a design re-spin focusing on improving its commercial viability, its reliability and endurance. Based on our product and technology roadmap, we expect the APB-350 will undergo a significant in-ocean testing and by summer of 2016, we believe that it will achieve a maturity level that allows us to proceed with our commercial launch. Our intention is to perform first product demonstrations with early adopters and launch customers near the same timeframe. We anticipate that the APB-350 will have sufficient power to address application needs in all six markets such as metrological data collection, wind and environmental data collection for offshore wind, and sensors and communications for homeland defense. With additional power available, we believe new applications will be enabled through the development of new sensors and hardware that were not feasible or financially viable with incumbent power sources such as generators, solar, wind and battery based sources.

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

Generally, our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing products and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Most of our revenue for the three and nine months ended January 31, 2015 and 2014 was from cost-sharing contracts, however, in the three and nine months ended January 31, 2015 our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss, and we recorded an accrual for the future anticipated loss on the contract.

The following table provides information regarding the breakdown of our revenues by customer for the three and nine months ended January 31, 2015 and 2014:

	Three months ended January 31,		Nine months ended January 31,
Customer	2015	2014	2015	2014

US Department of Energy	$0.1	$0.1	$1.3	$0.4
Mitsui Engineering & Shipbuilding	0.2	0.2	1.3	0.2
European Union (WavePort project)	―	(0.1)	1.0	0.3
UK Government's Technology Strategy Board	―	―	―	0.2
	$0.3	$0.2	$3.6	$1.1

The following table shows the percentage of our revenues by geographical location of our customers for the nine months ended January 31, 2015 and 2014:

	Nine months ended January 31,
Customer Location	2015	2014

United States	37%	34%
Europe	26%	45%
Asia and Australia	37%	21%

	100%	100%

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

Some of our revenue recorded for the nine months ended January 31, 2015 and 2014 was generated from cost-sharing contracts, which result in zero gross profit, however, in the nine months ended January 31, 2015 our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

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

Interest income (expense), net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $20.5 million as of January 31, 2015, compared to $19.6 million as of January 31, 2014.

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

We invest in certificates of deposit and maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.2 million as of January 31, 2015 and $2.1 million as of January 31, 2014, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $20.5 million as of January 31, 2015 and $19.6 million as of January 31, 2014. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. A portion of our international revenues for the three and nine months ended January 31, 2015 and 2014 were recorded in Euros or British pounds sterling.

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

Income tax benefit

During the nine months ended January 31, 2015 and 2014, we sold New Jersey net operating tax loss carryforwards and research and development credits resulting in income tax benefits of $1.1 million and $1.7 million, respectively. Previously, these carryforward amounts were subject to valuation allowances.

Results of Operations

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2015 and 2014:

			% Change
	Three Months ended January 31,		2015 Period to
	2015	2014	2014 Period
Revenues	$328,511	$199,622	65%
Cost of revenues	379,106	193,213	96
Gross (loss) profit	(50,595)	6,409	(889)
Operating expenses:
Product development costs	1,082,628	785,946	38
Selling, general and administrative costs	1,956,702	1,771,560	10
Total operating expenses	3,039,330	2,557,506	19
Operating loss	(3,089,925)	(2,551,097)	(21)
Interest income, net	6,793	3,336	(104)
Foreign exchange (loss) gain	(246,002)	23,448	(1,149)
Loss before income taxes	(3,329,134)	(2,524,313)	32
Income tax benefit	1,137,872	1,745,895	35
Net loss	(2,191,262)	(778,418)	182
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	5,291	38,628	(86)
Net loss attributable to Ocean Power Technologies, Inc.	$(2,185,971)	$(739,790)	(195)%

Revenues

Revenues increased by $0.1 million, or 65%, to $0.3 million in the three months ended January 31, 2015, as compared to $0.2 million in the three months ended January 31, 2014. The increase in revenue is primarily related increased billable work under the current phase of our project with MES.

Cost of revenues

Cost of revenues increased by $0.2 million, or 96%, to $0.3 million in the three months ended January 31, 2015, as compared to $0.2 million in the three months ended January 31, 2014. The increase in cost of revenue is primarily related to costs for increased billable work under the current phase of our project with MES. Our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

Some of our projects in the nine month period ended January 31, 2015 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs increased by $0.3 million, or 38%, to $1.1 million in the three months ended January 31, 2015, as compared to $0.8 million in the three months ended January 31, 2014. The increase in product development costs was related primarily to costs associated with our PB40 PowerBuoy project that we expect to be ready for deployment this month off the coast of New Jersey. Actual deployment will occur as soon as final permits are received and an acceptable weather window opens. In addition, costs were increased associated with the next design iteration of the APB-350. We intend to deploy this next version of the smaller PowerBuoy in calendar 2015. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail product development expenses and/or scope as necessary.

Selling, general and administrative costs

Selling, general and administrative costs increased by approximately $0.2 million, or 10%, to $2.0 million for the three months ended January 31, 2015 as compared to $1.8 million for the three months ended January 31, 2014. The increase was related primarily to third party consultant fees, patent costs due to shortening the estimated useful lives for recording amortization expense and employee related costs. In addition, during the three months ended January 31, 2014, we had a favorable adjustment for a doubtful allowance on a customer receivable. These increases were offset by decreased site development expenses related to our terminated project in Australia.

Interest income, net

Interest income was approximately $7,000 for the three months ended January 31, 2015, and the $3,000 for the three months ended January 31, 2014.

Foreign exchange (loss) gain

Foreign exchange loss was $246,000 for the three months ended January 31, 2015, compared to a foreign exchange gain of $23,000 for the three months ended January 31, 2014. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income tax benefit

During the three months ended January 31, 2015 and 2014, we sold New Jersey net operating tax loss carryforwards and research and development credits resulting in income tax benefits of $1.1 million and $1.7 million, respectively. Previously, these carryforward amounts were subject to valuation allowances.

Nine Months Ended January 31, 2015 Compared to Nine Months Ended January 31, 2014

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2015 and 2014:

			% Change
	Nine Months ended January 31,		2015 Period to
	2015	2014	2014 Period
Revenues	$3,616,827	$1,124,157	222%
Cost of revenues	4,344,346	1,115,925	289
Gross (loss) profit	(727,519)	8,232	(8,938)
Operating expenses:
Product development costs	2,227,060	3,666,980	(39)
Selling, general and administrative costs	7,788,552	6,128,211	27
Total operating expenses	10,015,612	9,795,191	2
Operating loss	(10,743,131)	(9,786,959)	(10)
Interest (expense) income, net	(48,403)	6,573	(836)
Other income	185,000	—	—
Foreign exchange (loss) gain	(467,909)	152,575	(407)
Loss before income taxes	(11,074,443)	(9,627,811)	0
Income tax benefit	1,137,872	1,745,895	0
Net loss	(9,936,571)	(7,881,916)	26
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	98,154	121,599	(19)
Net loss attributable to Ocean Power Technologies, Inc.	$(9,838,417)	$(7,760,317)	(27)%

Revenues

Revenues increased by $2.5 million, or 222%, to $3.6 million in the nine months ended January 31, 2015, as compared to $1.1 million in the nine months ended January 31, 2014. The increase in revenue is primarily related to increased billable work for the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon and increased billable work under the current phase of our project with MES and revenue related to the completion of our WavePort contract with the EU. These increases were partially offset by decreased revenue on other billable development projects.

Cost of revenues

Cost of revenues increased by $3.2 million, or 289%, to $4.3 million in the nine months ended January 31, 2015, as compared to $1.1 million in the nine months ended January 31, 2014. The increase in cost of revenues is primarily related to costs for increased billable work for the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon and increased billable work under the current phase of our project with MES and cost of revenue related to the completion of our WavePort contract with the EU. Our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract. These increases were partially offset by decreased cost of revenues on other billable development projects.

Some of our projects in the nine month period ended January 31, 2015 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $1.4 million, or 39%, to $2.2 million in the nine months ended January 31, 2015 as compared to $3.7 million in the nine months ended January 31, 2014. The decrease in product development costs was related primarily to the substantial completion of our cost-sharing contract with the DOE for our Reedsport project in Oregon and decreased costs associated with other internally funded development projects. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail product development expenses and/or scope as necessary.

Selling, general and administrative costs

Selling, general and administrative costs increased by approximately $1.7 million, or 27%, to $7.8 million for the nine months ended January 31, 2015 as compared to $6.1 million for the nine months ended January 31, 2014. The increase was related primarily to legal fees to address the shareholder litigation and related matters. In addition, costs increased related to third party consultant fees and patent costs due to shortening the estimated useful lives for recording amortization expense. These increases were offset by decreased employee related costs and decreased site development expenses related to our terminated project in Australia. In addition, during the nine months ended January 31, 2014, we had a favorable adjustment for a doubtful allowance on a customer receivable.

Interest (expense) income, net

Interest income (expense) decreased to ($48,000) for the nine months ended January 31, 2015, as compared to $7,000 in the nine months ended January 31, 2014. This change was related primarily to interest expense recorded for the repayment of funds received in March 2014 from ARENA of $5.2 million.

Foreign exchange (loss) gain

Foreign exchange loss was $468,000 for the nine months ended January 31, 2015, compared to a foreign exchange gain of $153,000 for the nine months ended January 31, 2014. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other income

During the nine months ended January 31, 2015, we reached a favorable settlement with a vendor regarding a disputed transaction, which comprises the amount of $185,000 recorded within Other income.

Income tax benefit

During the nine months ended January 31, 2015 and 2014, we sold New Jersey net operating tax loss carryforwards and research and development credits resulting in income tax benefits of $1.1 million and $1.7 million, respectively. Previously, these carryforward amounts were subject to valuation allowances.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2014, our net losses were $26.0 million and our net cash used in operating activities was $17.3 million.

Cash flows for the nine months ended January 31, 2015 and 2014 were as follows:

	Nine Months Ended January 31,
	2015	2014
Net loss	$(9,936,571)	$(7,881,916)

Adjustments for noncash operating items	1,437,525	447,419

Net cash operating loss	(8,499,046)	(7,434,497)

Net change in operating assets and liabilities	(6,252,578)	(617,520)

Net cash used in operating activities	$(14,751,624)	$(8,052,017)

Net cash provided by investing activities	$21,176,744	$1,728,959

Net cash (used in) provided by financing activities	$(75,659)	$5,859,445

Effect of exchange rates on cash and cash equivalents	$(339,214)	$7,463

Net cash used in operating activities

Net cash used in operating activities was $14.8 million and $8.1 million for the nine months ended January 31, 2015 and 2014, respectively. The change was the result of an increase in net loss of $2.1 million and an increase in cash used by the net change in operating assets and liabilities of $5.6 million primarily due to the return of the advance payment of $4.7 million related to the former ARENA contract, offset by an increase in noncash operating items of $1.0 million.

The increase in net loss for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014 reflects a gross loss of $0.7 million relating to our project with MES, an increase in selling, general and administrative costs of $1.7 million, offset by a decrease in product development costs of $1.4 million relating primarily to our project in Reedsport, Oregon, a decrease in the net change of $0.4 million in other income and foreign exchange differences and a decrease in income tax benefits of $0.6 million.

The increase in noncash operating items reflects an increase in amortization expense for patents of $0.4 million and foreign exchange losses of $0.6 million and the prior period reversal of an allowance for doubtful accounts receivable of $0.3 million offset by a decrease in equity compensation of $0.3 million.

The decrease in operating assets and liabilities reflects the decrease advanced payment received from customers of $4.7 million, a net decrease of $0.5 million in unearned revenues and other net changes in operating assets and liabilities of $0.2 million. These decreases are offset by the collection of $0.6 million in accounts receivable and a net increase in other assets of $0.3 million.

Net cash provided by investing activities

Net cash provided by investing activities was $21.2 million for the nine months ended January 31, 2015 and net cash provided by investing activities was $1.7 million for the nine months ended January 31, 2014. The change was primarily the result of a net increase of $11.9 million in maturities of marketable securities during the nine months ended January 31, 2015 and an increase from restricted cash of $7.6 million.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $75,000 and net cash provided by was $5,859,000 for the nine months ended January 31, 2015 and 2014, respectively. The net cash used was primarily for repayment of long-term debt in the nine months ended January 31, 2015 and net cash provided in the nine months ended January 31, 2014 was primarily from the sale of common stock, net of issuance costs.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $339,000 and an increase of $7,500 in the nine months ended January 31, 2015 and 2014, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We have incurred negative operating cash flows since our inception. As of January 31, 2015, our cash and cash equivalents and marketable securities balance was approximately $19.9 million. Based upon our cash and cash equivalents and marketable securities balance as of January 31, 2015, we believe that we will be able to finance our capital requirements and operations through at least the first calendar quarter of 2016. In addition, as of January 31, 2015, our restricted cash balance was approximately $0.6 million, which reflects a significant decrease from our restricted cash balance of approximately $7.3 million as of April 30, 2014. See Note 2(f).

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

In January 2013, we filed a shelf registration statement on Form S-3 (the “S-3” or the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013. Under the S-3 Shelf in June 2013, we established the ATM Facility with Ascendiant Capital Markets, LLC via the ATM Agreement in June 2013. Under the ATM Agreement, we offered and sold shares of our common stock from time to time through the Manager, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, we issued 3,306,334 shares of our common stock at an average price to the public of $3.02 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Also in fiscal 2014, we entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, with respect to the issuance and sale in an underwritten Public Offering of an aggregate of 3,800,000 shares of our common stock at a price of $3.10 per share. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us. Net proceeds from the Public Offering, which was completed in early April 2014, were approximately $10,828,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. After the February 2014 share sales, we fully utilized the ATM Agreement and reached the applicable limit under Form S-3. Of the $40 million authorized under the S-3 Shelf, approximately $18.2 million remains available for issuance. During the nine months ended January 31, 2015, there were no proceeds from the sale of stock under the S-3 Shelf.

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

During the nine months ended January 31, 2015, the Company remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office (ATO) in accordance with local tax laws and reclaimed this amount from the ATO during such nine month period. In August 2014, the Company returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed of Variation and Termination of Funding Deed executed between the parties in August 2014.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to timely allow decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2015 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Shareholder Litigation:

Shareholder Litigation:

The Company is a defendant in four putative securities class actions pending in the United States District Court for the District of New Jersey. See Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815-MAS-DEA; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015-FLW-DEA; Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592. The Company's former Chief Executive Officer is named as a defendant in each of the lawsuits and the Company's Chief Financial Officer is named as a defendant in two of the lawsuits. The complaints allege claims for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. and the Australian Renewable Energy Agency for the development of a wave power station (the "VWP Project"). All four complaints seek unspecified monetary damages and other relief. On August 12, 2014, five motions for appointment of lead plaintiff were filed. The motions also seek to consolidate the actions. The Court has not ruled on the motions. The cases are still in their preliminary stages and defendants have not yet responded to the complaints.

On July 10, 2014, the Company received a demand letter ("Demand Letter") from an attorney claiming to represent a shareholder demanding that the Company's Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project. The Company is continuing to evaluate the Demand Letter but also invited the attorney to participate in the Section 220 Demand process discussed below. On February 6, 2015, the Company produced documents to the attorney pursuant to a confidentiality agreement in connection with the Section 220 Demand process.

The Company also received a letter, dated August 19, 2014, (the "Section 220 Demand") from another attorney claiming to represent a shareholder demanding, pursuant to 8 Del. C. § 220, to inspect certain books and records of the Company relating to the VWP Project and the termination of Charles Dunleavy as the Company's Chief Executive Officer. The Company has received two additional Section 220 Demands relating to the same subject matter from attorneys claiming to represent two different shareholders. The Company has responded in writing to the three Section 220 Demands and on February 6, 2015 produced documents to each of the attorneys pursuant to confidentiality agreements.

Employment Litigation:

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company's subsidiaries. The Company and Mr. Dunleavy have agreed to toll his alleged employment claims pending resolution of the shareholder litigation.

Regulatory Matters:

In August 2014, the Company provided documents to the Financial Industry Regulatory Authority (FINRA) in response to a July 9, 2014 request under NASDAQ Listing Rule 5250(a)(1) seeking information related to the internal investigation of the Special Committee of the Board of Directors. On November 6, 2014, FINRA sent a letter to the Company advising the Company that it had concluded its review of the matter and, as the Company believes is generally routine, that is was referring the matter to the Securities and Exchange Commission (SEC) for whatever action, if any, it deems appropriate. There are no outstanding requests to the Company from FINRA at this time. On February 4, 2015 the Company received a subpoena from the SEC requesting information related to the subject of the internal investigation of the Special Committee of the Board of Directors. The Company is in the process of providing information to the SEC in response to the subpoena.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities or purchases of equity securities by the Company that are required to be disclosed.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, filed March 11, 2015: (i) Consolidated Balance Sheets – January 31, 2015 (unaudited) and April 30, 2014, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended January 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Nine Months Ended January 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity (unaudited) – Nine Months Ended January 31, 2015, (v) Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended January 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ George H. Kirby III
George H. Kirby III Chief Executive Officer

By:	/s/ Mark A. Featherstone
Mark A. Featherstone Chief Financial Officer

Date: March 11, 2015

EXHIBITS INDEX

10.1	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, filed March 11, 2015: (i) Consolidated Balance Sheets – January 31, 2015 (unaudited) and April 30, 2014, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended January 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Nine Months Ended January 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity (unaudited) – Nine Months Ended January 31, 2015, (v) Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended January 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.