Form 10-K
period 2015-04-30
Ocean Power Technologies, Inc.
filed 2015-07-06
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.
20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2015
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $17.5 million based on the closing sale price of the registrant's common stock on that date as reported on the Nasdaq Global Market.

The number of shares outstanding of the registrant's common stock as of June 30, 2015 was 18,349,111.

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

Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A — "Risk Factors." In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Our fiscal year ends on April 30. References to fiscal 2015 are to the fiscal year ended April 30, 2015.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are developing and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies that convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently have and continue to develop our PowerBuoy product line and since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues be from the sale of products and services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash from operating activities unless and until we achieve positive cash flow from the planned commercialization of our products and services.

Our PowerBuoy is based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997. The rising and falling of the waves moves the buoy-like structure, creating mechanical energy that our proprietary technologies convert into electricity. We have tested and developed wave power generation and control technology in novel applications and have deployed and maintained our systems in the ocean for testing. Our PowerBuoy technology is being developed with the unique, patented capability to electronically "tune" its performance as wave characteristics change. We expect this will enable the PowerBuoy to optimize its efficiency and resulting power output in dynamic ocean wave conditions.

Our autonomous PowerBuoy is being designed to generate power for use independent of an existing power grid in remote locations. In 2011, we deployed and operated off the coast of New Jersey an autonomous prototype PowerBuoy (the “APB-350”), which we designed and manufactured for the US Navy’s Littoral Expeditionary Autonomous PowerBuoy (LEAP) contract for coastal security and maritime surveillance. The APB-350 PowerBuoy structure, incorporating a unique power take-off (“PTO”) and onboard system for energy storage and management, is significantly smaller than our original prototype utility scale PowerBuoy. With the partial funding from the US Navy, we were able to continue to improve our PowerBuoys. The intent of the APB-350 Autonomous PowerBuoy design is to potentially provide persistent, off-grid clean energy in remote ocean locations. We believe there are a variety of potential applications for this system, including ocean observing, offshore wind, defense and security, oil and gas, communications and ocean aquaculture. Within the Homeland Security market sector, in 2012, we executed a Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Homeland Security, which utilized the same prototype APB-350 Autonomous PowerBuoy. An additional 2013 deployment provided critical data to inform the next design iteration, which will incorporate major modifications to address critical operations and reliability improvements.

We currently have and are continuing to develop PowerBuoys which can be utilized in autonomous as well as in other applications. Our product development and engineering efforts are focused primarily on technologies that aim to increase energy output, reliability and scalability of the design of our PowerBuoy. Our development efforts also remain focused on further optimization of our modular and optimized PTO technology with the goal of generating electricity at a competitive levelized cost of energy, initially focused on autonomous applications. Such applications require open ocean power sources that operate independently of the utility grid by supplying electric power to payloads that are integrated directly in the PowerBuoy and/or located in its vicinity. Based on market research and available public data, we believe considerable business opportunity exists in six markets that would have a direct need for our autonomous PowerBuoys: ocean observing, offshore wind, defense and security, oil and gas, communications, and ocean aquaculture. Based on power needs, sensor types and other considerations, we believe our APB-350 could have the ability to satisfy several application requirements within these six markets.

An important element of our business strategy is to develop and expand our partnerships in the six key market areas. Based on our product and technology roadmap, we expect the APB-350 to undergo significant in-ocean testing within the next year, and a number of organizations have expressed interest in participating to ensure that the ocean trials accomplish what is relevant to potential customers and market applications. If we are successful in our efforts to build these collaborative partnerships, we expect that this would bring together a group of key stakeholders critical to gaining market entry and speeding adoption of our technology.

During fiscal 2015, we continued work on projects with the US Department of Energy (“DOE”), our WavePort project in Spain, our project with Mitsui Engineering & Shipbuilding (“MES”) and continued our efforts to increase the power output and reliability of our PowerBuoys.

Our relationships during recent years include, but are not limited to, the following:

●

The US Department of Energy (“DOE”) (2008 to current) and the UK Government’s Technology Strategy Board (2010 to 2014) to help fund technology improvements to increase the power output of our prototype PowerBuoys.

●

The European Union (“EU”) (2009 to 2014) awarded partial funding to deploy a PowerBuoy using our modular PTO technology. While initially expected to be deployed off the cost of northern Spain, due to a variety of factors, we now intend to deploy off the coast of New Jersey.

●	Lockheed Martin, with which we have had several project teaming agreements and license agreements dating back to 2004.

●	MES (2010 to current) with which we are working to develop a demonstration PowerBuoy in Japan

●	The United States Navy and Department of Homeland Security:

● From 2009 to 2011, we ocean-tested our PowerBuoy at the US Marine Corps Base Hawaii at Kaneohe Bay. The Oahu PowerBuoy was launched under our program with the US Navy for ocean testing and demonstration of PowerBuoys, including connection to the Oahu power grid.

● In 2011 and 2013, we operated an autonomous PowerBuoy off the coast of New Jersey, designed and manufactured by us under the US Navy’s LEAP contract for coastal security and maritime security.

● From 2007 to 2013, we worked on two separate contracts to fabricate and deploy two autonomous PowerBuoys, which were subsequently deemed obsolete, as an alternate power source for the Navy's Deep Water Active Detection System (“DWADS”).

● In 2012, we entered into a Cooperative Research and Development Agreement (CRADA) with the US Department of Homeland Security to further demonstrate the LEAP unit for its use in ocean surveillance using multiple sensor technologies during the 2013 ocean test.

● The Scottish government, to develop a utility scale PowerBuoy, which was deployed for testing off the coast of Invergordon, Scotland in 2011.

● We had been working with ARENA on a project to deploy a wave power station off the coast of Australia. In July 2014, the VWP Board of Directors determined that the project contemplated by the Funding Deed was no longer commercially viable and subsequently terminated the Funding Deed and returned to ARENA the grant funds received.

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

Our Market

Approximately 70% of the earth’s surface is covered by water, with approximately 44% of the world’s population living within 150 miles of a coast. Thousands of systems are deployed in the oceans today to increase our understanding of weather, climate change, biological processes, mammal patterns and to support exploration and operations for the oil and gas industry. Most of these systems are powered by battery, solar, wind, fuel cell, or fossil fuel generators that are very expensive to operate. Most of these systems require significant tradeoffs in sensor accuracy, data processing and communications content/interval in order to operate within the available power. More persistent power with reduced maintenance may have the ability to save 20% to 50% over current operating costs. In addition, increases in available power may allow for better sensors, and shorter data sampling and communication intervals which could as a result improve predictive modeling while improving scientific and economic returns. Just as the wind industry has accomplished over the last 30 years, wave energy system economics and scalability may increase with market penetration, allowing for improved system power output which could result in increased end-user benefit.

Wave Energy

The energy contained in ocean waves is a form of renewable energy that can be harnessed to generate electricity. Ocean waves are created when wind moves across the ocean surface. The interaction between the wind and the ocean surface causes energy to be exchanged. At first, small waves occur on the ocean surface. As this process continues, the waves become larger and the distance between the top of the waves becomes longer. Wave size, and the amount of kinetic wave energy depend on wind speed, the duration the wind blows across the waves, and the distance covered. The vertical motion of the waves moves the float portion of our PowerBuoy, creating mechanical energy which our proprietary technologies convert into usable electricity.

There are a variety of benefits to using wave energy for electricity generation.

●

Scalability within a small site area. Due to the dense energy in ocean waves, multiple PowerBuoys can be aggregated in an array that would occupy a reasonably small area to supply electricity to larger payloads. We anticipate the aggregation of a larger number of appropriately sized PowerBuoys will offer a variety of advantages in availability, reliability and scalability and will provide for lower capital and operating expenses.

●

Predictability. The supply of electricity from wave energy can be forecasted several days in advance. Wave energy can be calculated with a high degree of accuracy based on satellite images and meteorological data, even when the wave is hundreds of miles away and days from reaching a PowerBuoy. Hence, end-users would have the ability to plan their logistics, payload scheduling and other operational activities accordingly.

●

Constant source of energy. The annual flow of waves at specific sites can be relatively constant and defined with relatively high accuracy. Based on our studies and analysis of various sites of interest, we anticipate that we will be able to deploy our PowerBuoys in locations where they can produce usable electricity for the majority of all hours during a year.

There are a variety of approaches, which are in different stages of development, for capturing wave energy and converting it into electricity. Methods for generating electricity from wave energy can be divided into two general categories: onshore systems and offshore systems. Our PowerBuoys are the offshore type. Many offshore systems utilize a floatation device to harness wave energy. The heaving or pitching of the floatation device due to the force of the waves creates mechanical energy, which is converted into electricity by various technologies. Onshore and near shore systems are often located on a shore cliff or a breakwater, or a short distance at sea from the shore line, and typically must concentrate the wave energy before using it to drive an electrical generator. Although maintenance costs of onshore systems may be less than those associated with offshore systems, there are a variety of disadvantages to the former. As waves approach the shore, their energy decreases; therefore onshore and near shore wave power stations, are not capable of exploiting the full amount of energy produced by waves in deeper water. In addition, suitable sites for onshore and near shore systems are limited and potential environmental and aesthetic issues may exist due to wave power station size and proximity of communities.

Our Products

We offer our autonomous PowerBuoy, which is designed to generate power for use independent of the power grid in remote offshore locations. It consists of a floating buoy-like device that is loosely moored to the seabed so that it can freely move up and down in response to the rising and falling of the waves, as well as a PTO device, an electrical generator, a power electronics system and our control system, all of which are sealed within the unit.

As ocean waves pass the PowerBuoy, the mechanical stroke action created by waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electrical generator. The power electronics system then conditions the electrical output which is collected within an energy storage system. The operation of the PowerBuoy is controlled by our customized, proprietary control system.

The control system uses sensors and an onboard computer to continuously monitor the PowerBuoy subsystems as well as characteristics of the waves which interact with the PowerBuoy. The control system collects data from the sensors and uses proprietary algorithms to electronically adjust the performance of the PowerBuoy. Through these adjustments, the PowerBuoy is able to maximize the amount of usable electricity which can be generated from the waves. We believe that this ability to optimize system performance of the PowerBuoy is a significant advantage of our technology.

In the event of large storm waves, the control system locks the PowerBuoy and electricity generation is suspended. However, the load center (either the on-board payload or that in the vicinity of the PowerBuoy), continues to receive power from the on-board energy storage system. When wave heights return to a normal operating conditions, the control system unlocks the PowerBuoy and electricity generation and energy storage system replenishment recommence. This safety feature prevents the PowerBuoy from being damaged by storm wave impacts.

Installations may be comprised of a single PowerBuoy or an array of integrated PowerBuoys, plus any remaining components required to deliver electricity to the end user. In July 2007, our PowerBuoy interface was certified as compliant with international standards. Intertek, an independent laboratory, provided testing and evaluation services to certify that our grid connection systems comply with designated national and international standards. The PowerBuoy grid interface bears the Electrical Testing Laboratories (ETL) listing mark, and can be connected to the utility grid. In September 2010, working in conjunction with the US Navy and Hawaii Electric Company, our 40 kilowatt (kW)-rated PowerBuoy, located at Marine Corps Base Hawaii, became the first-ever grid connected wave energy device in the United States. In January 2011, our larger scale PowerBuoy design (the “150kW PowerBuoy” or “PB150”) structure and mooring system achieved independent certification from Lloyd’s Register. This certification confirmed that the PB150B1 design complies with certain international standards promulgated for floating offshore installations. The Lloyd’s Register certification process (1999 Rules and Regulations for the classification of Floating Offshore Installation at Fixed Locations) included detailed design analysis and appraisals, addressing the PB150B1 structure, hydrodynamics, mooring and anchoring. This PowerBuoy was deployed off the coast of Scotland from April 2011 through October 2011. Best practices from the certification have been incorporated into our engineering design processes and in ongoing design improvements.

Autonomous PowerBuoy

 The intent of the APB-350 Autonomous PowerBuoy is to provide persistent, off-grid clean energy in remote ocean locations. We believe there are a variety of potential applications for this system, including ocean-based communication and data gathering such as for tsunami warnings and seismic surveys, homeland security and defense, offshore oil and gas platforms and aquaculture. In 2012, we executed a Cooperative Research and Development Agreement, “CRADA,” with the U.S. Department of Homeland Security, which utilized the same prototype APB-350 Autonomous PowerBuoy. An additional 2013 deployment provided critical data to inform the next design iteration of the prototype APB-350, which will incorporate major modifications to address critical operations and reliability improvements.

Our Competitive Advantages

We believe that our technology for generating electricity from wave energy and our commercial relationships give us several potential competitive advantages in the offshore and near shore autonomous power market.

Our PowerBuoy uses an ocean-tested technology to generate electricity.

●

We have conducted a number of ocean tests since 1997 in order to demonstrate the viability of our technology. Several ocean trials of our larger scale prototype PowerBuoys were conducted and the 2011 ocean test of the LEAP APB-350 further supported the use of our technology as a potential persistent power source for systems requiring remote power at sea. Our PowerBuoys have endured hurricanes, winter storms and tsunami-driven waves while installed in the ocean.

Our PowerBuoy is designed to be efficient in harnessing wave energy.

●

The intent behind our PowerBuoy is to efficiently convert wave energy into electricity by using sensors to detect actual wave conditions and then to adjust, or "tune," the performance of the generator using our proprietary electrical and electronics-based control systems.

●	Our PowerBuoys are designed to maximize the power generated for a given location through efficient mechanical to electrical wave energy conversion

●	Our PowerBuoy onboard energy storage system is designed to provide several days of continuous rated power during low or no wave periods

Numerous applications for our PowerBuoys exist within multiple, major market segments.

●

Our systems are designed to work in multiple offshore applications around the world. In particular, we are targeting potential applications in the ocean observing, offshore wind, defense and security, oil and gas, communications, and ocean aquaculture.

We have significant commercial relationships.

●

Our projects with the DOE, the US Navy, Mitsui Engineering and Shipbuilding, and the US Department of Homeland Security provide us with an initial opportunity to market our PowerBuoys where autonomous power enables existing and new applications. By collaborating with leaders in our chosen market segments, we believe we will be able to accelerate our in-house knowledge of autonomous power applications and implement effective commercialization plans of our PowerBuoy platform.

●	Our relationships with the US Navy, DOE, and Department of Homeland Security have allowed us to develop PowerBuoys, which enhance our market visibility and attractiveness.

Our systems are environmentally benign and aesthetically non-intrusive.

●

We believe that our PowerBuoy does not present significant risks to marine life and does not emit significant levels of pollutants. For example, in connection with our project at the US Marine Corps Base in Hawaii, the US Navy obtained an independent environmental assessment of our PowerBuoy prior to installation, as required by the National Environmental Policy Act. This assessment resulted in a “Finding of No Significant Impact,” the highest rating. We believe that our PowerBuoys would have minimal environmental impact. In addition, we received a “Finding of No Significant Impact” from the DOE after environmental assessment in connection with our Reedsport, Oregon project.

●

Since our PowerBuoys are typically located far offshore, they are usually not visible from the shore. Our PowerBuoy has the distinct advantage of having only a minimal visual profile. Only a small portion of the unit is visible at close range, with the bulk of the unit hidden below the water.

Customers/Projects

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	2015	2014

Mitsui Engineering & Shipbuilding	40%	38%
US Department of Energy	37%	34%
EU (WavePort project)	23%	15%
UK Government's Technology Strategy Board	–	12%

These revenues were largely for the support of our product development efforts. Our goal in the future is that an increased portion of our revenues be from the sale of products and maintenance services, as compared to revenue to support our product development efforts.

Our potential customer base for our PowerBuoys includes various public and private entities, and agencies that use electricity in and near the ocean. To date, the majority of our efforts have been focused on improving our technology through ocean and other testing. Beginning in fiscal 2015, we began to focus on commercial application customers and products while also continuing to improve on our technology.

Australia

In 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (Leighton) for the development of wave power projects off the coast of Australia. In 2009, Leighton formed Victorian Wave Partners Pty Ltd (“VWP”), a special purpose company for the development of a wave power project off the coast of Victoria, Australia. In 2010, VWP and the Commonwealth of Australia entered into an Energy Demonstration Program Funding Deed (“Funding Deed”), wherein VWP was awarded an A$66.5 million (approximately US$62 million) grant for the wave power project; however, receipt of funds under the grant was subject to certain terms, including achievement of future significant external funding milestones. The grant was expected to be used towards the A$232 million proposed cost of building and deploying a wave power station off the coast of Australia (the “Project”). In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd acquired 100% ownership of VWP from Leighton. In January 2014, VWP signed a Deed of Variation with the Australian Renewable Energy Agency (“ARENA”) that amended the Funding Deed, and, in March 2014, received the initial portion of the grant from ARENA in the amount of approximately A$5.6 million (approximately US$5.2 million) (the “Initial Funding”). The Initial Funding was subject to claw-back provisions if certain contractual requirements, including performance criteria, were not satisfied. In light of the claw-back provisions, the Company determined to classify the Initial Funding as an advance payment, hold the funds as restricted cash and defer recognition of the funds as revenue. In July 2014, the VWP Board of Directors determined that the project contemplated by the Funding Deed was no longer commercially viable and terminated the Funding Deed and returned the Initial Funding to ARENA.

Japan

In fiscal 2014 and 2015, we worked with MES under a contract worth approximately US$2.8 million. This contract funded additional work to enhance our PowerBuoy technology for Japanese sea conditions. Under this contract and prior work with MES, we analyzed methods to maximize buoy power capture, performed modeling and wave tank testing, evaluated novel mooring strategies and conducted design reviews with MES. Currently our contract with MES is undergoing a stage-gate review process and activity has been suspended until we receive further notification from MES.  Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process has been utilized by other customers such as the Department of Energy. MES has indicated that work under this contract could resume upon passing the stage-gate review. In addition, depending on the outcome of the stage-gate review, the scope of the project may be decreased or increased and other terms, including schedule of the project may change. A significant reduction in the scope of the project could have a material adverse effect on our future revenue and backlog.

Reedsport, Oregon Project

We had obtained a permit from the Federal Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Reedsport, Oregon. In addition, we received two cost-sharing contracts with the (DOE) for approximately $4.4 million to construct and deploy a single PowerBuoy off the coast of Reedsport. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we were taking the steps necessary to close out this project with DOE. In May 2014, we filed an application to surrender the FERC permit for the remaining phases. In August 2014, in cooperation with the State of Oregon Department of State Lands, we removed anchoring and mooring equipment from the seabed off the coast of Oregon and are taking steps to dispose of or repurpose equipment acquired for the project.

US Navy

In 2009 and 2010, we were awarded $2.4 million and $2.75 million, respectively, from the US Navy to develop a Littoral Expeditionary Autonomous PowerBuoy (LEAP) prototype. The LEAP contract was developed to enhance the US Navy's territorial protection capability by providing potential persistent power at sea for port maritime surveillance in the near coast, harbor, piers and offshore areas. During the LEAP contract, we designed, built and deployed in 2011 a PowerBuoy structure, incorporating a new PTO system. The system was deployed by a US Coast Guard vessel and was ocean-tested approximately 20 miles off the coast of New Jersey. It was integrated with the Rutgers University-operated land-based radar network that provides ocean current mapping data for the National Oceanographic and Atmospheric Administration (NOAA) and US Coast Guard Search and Rescue (SAR) operations. The ocean test of the LEAP vessel detection system demonstrated dual-use capability of the radar network and helped to verify our technology as a potential persistent power source for systems requiring remote power at sea while withstanding the high storm waves of Hurricane Irene. In 2012, we executed a CRADA with the U.S. Department of Homeland Security to collaborate and demonstrate persistent maritime vessel detection. The vessel detection ocean demonstration in 2013 utilized the same APB-350 Autonomous PowerBuoy that was deployed off the coast of New Jersey during 2011 under the LEAP contract with additional sensors.

Scotland Project

In 2007, we received a $1.8 million contract from the Scottish Executive toward the construction and testing of a PB150B1PowerBuoy. Ocean trials of that PowerBuoy were conducted in 2011. These ocean trials were conducted at a site approximately 33 nautical miles from Invergordon, off Scotland’s northeast coast. The PB150B1 structure and mooring system achieved independent certification from Lloyd’s Register. This certification from Lloyd’s Register confirms that the PB150B1 design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

Spain

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

In July 2006, we entered into an agreement for the first phase of the construction of a wave power station with our customer Ibermar (“2006 Spain Construction Agreement”). In January 2007, the parties entered into a corresponding Operations and Maintenance Agreement. Under the 2006 Spain Construction Agreement, we agreed to manufacture and deploy one 40kW rated PowerBuoy and the ocean-based substation and infrastructure required to connect nine additional PowerBuoys by December 31, 2009. The terms of the construction of the nine additional PowerBuoy units and the installation of the underwater transmission cable and underwater substation pod were not covered by the 2006 Spain Construction Agreement and were to be separately agreed upon.

The PB40 PowerBuoy for this project was deployed in September 2008. After a short testing period, the buoy was removed from the water for remedial work to the PTO and control systems and was not subsequently re-installed. In November 2010, we commenced negotiations with Ibermar with the goal of cancelling the remaining obligations between the parties under the Construction and Operations and Maintenance agreements, transferring ownership of the equipment manufactured or purchased by OPT under the construction agreement to Ibermar, and having Ibermar pay certain amounts due to OPT. During fiscal 2014, the dissolution of Ibermar was unanimously approved by the shareholders of Ibermar. In connection with the dissolution of this entity, OPT LTD signed an agreement with Ibermar to cancel all obligations under both the 2006 Spain Construction Agreement and the Operations and Maintenance Agreement between Ibermar and OPT LTD. In addition, we paid the final 5% stake in the entity that had been accrued in a prior period and received partial payment of an account receivable under the 2006 Spain Construction Agreement that had been fully reserved in a prior period.

WavePort Project

In March 2010, we announced the award of €2.2 million under the European Commission's Seventh Framework Programme (“FP7”) by the European Commission's Directorate (“EC”) responsible for new and renewable sources of energy, energy efficiency and innovation. This grant was part of a total award of €4.5 million to a consortium of companies, including OPT, to deliver a PowerBuoy wave energy device, PB40, under a project entitled WavePort. OPT commenced work under this grant in fiscal 2012, and this cost-sharing contract expired on July 31, 2014. Due to a variety of factors, in October 2014, OPT shipped the PB40 back to New Jersey in order to undertake its deployment off the coast of New Jersey using our own funding. In June 2015, we received final permit approval from the New York District Army Corps of Engineers for our pending deployment. We have begun the process of deploying mooring lines for the buoy and are currently monitoring for a suitable weather window for buoy deployment.

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

PowerBuoy Development Projects

In April 2010, we received a $1.5 million award from the DOE for a feasibility study of a PowerBuoy with the ability to produce up to 500kW of power (PB500). In fiscal 2011, we received additional awards totaling $4.7 million for the PB500 structure and PTO optimization study; $2.3 million from the UK Government’s Technology Strategy Board and $2.4 million from the DOE. In fiscal 2014, upon completion of the concept design and associated trade studies that included detailed mechanical analyses, manufacturability and overall projected performance, the study concluded that a PB500 would not be technically feasible or economically viable. Our development efforts since that time have focused on further optimization of our modular and optimized PTO technology. In March 2015, we successfully completed a stage gate review and a review of project deliverables with the Department of Energy where advancements related to Power Take Off design aspects such as reliability, cost take out, manufacturability and scalability were reviewed. Additionally, we received an all “green” project status assessment from DOE reflecting their satisifaction with our overall project deliverables. Considering OPT met expectations as defined for said stage-gate review, we are currently executing the next stage of the contract and anticipate the Critical Design Review stage gate review of the contract which we currently expect to be held by end of summer 2015.

Backlog

At April 30, 2015, our total negotiated backlog was $0.9 million compared with $4.9 million at April 30, 2014. Some of our backlog at April 30, 2015 and 2014 consisted of cost-sharing contracts as described in the Financial Operations Overview section of Management’s Discussion and Analysis in this Annual Report on Form 10-K. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Currently we expect that our backlog will continue to decline; however, we continue to focus on obtaining new contracts and customers to further our technology and are exploring potential partnerships and strategic alliances. Our backlog was fully funded at April 30, 2015 and 2014. Further, in September 2013, we were selected for a $1.0 million award from the DOE to enhance the commercial viability of our PowerBuoy through mechanical component design changes. On September 26, 2014, the DOE notified the Company of DOE’s decision to terminate negotiations with respect to the financial assistance award under the funding opportunity, and the Company accepted DOE’s decision without protest. As previously disclosed, we had not received any funds from DOE with respect to this award and had not included the award in our backlog.

We also reduced our backlog by $1.0 million for the grant that we received from Ente Vasco de la Energia (“EVE”) a Basque regional energy agency that would have provided partial funding for the deployment of the PB40 PowerBuoy off the coast of Spain. This grant expires on December 31, 2015 and will likely not be utilized as we have no planned deployments in Spain at this time. It is our intent to deploy the PB40 PowerBuoy off the coast of New Jersey as discussed above.

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

Currently our contract with MES is undergoing a stage-gate review process and activity has been suspended until we receive further notification from MES.  Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process has been utilized by other customers such as the Department of Energy. MES has indicated that work under this contract could resume upon passing the stage-gate review. As of April 30, 2015, we billed and have been paid for all eligible costs incurred to date under the contract. Our revenues recorded reflect the total amount paid on the contract. In addition, depending on the outcome of the stage-gate review, the scope of the project may be decreased or increased and other terms, including schedule, of the project may change. A significant reduction in the remaining scope of the project could have a material adverse effect on our future revenue and backlog.

For fiscal 2015, we generated revenues of $4.1 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $13.1 million, and for fiscal 2014, we generated revenues of $1.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $11.0 million. As of April 30, 2015, our accumulated deficit was $164.8 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in the emerging renewable energy market.

In fiscal 2015, our strategic pivot resulted in the near term focus on autonomous applications where our PowerBuoys will supply power to payloads that are independent of the grid. We anticipate our product offerings to be cost competitive and viable due to the unique advantages we anticipate that they will provide as related to persistence of power supply, lower operating cost and capital expenditures increased reliability and availability, flexibility to accommodate a variety of on-board or off-board sensors and equipment, and overall a competitive value proposition in our markets of interest.

The timing, scope and size of new government programs for renewable energy are uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding or that projects will be profitable even with available funding. However, we anticipate our products and solutions to be cost competitive and viable for select grid-independent applications due to the unique advantages they provide as related to persistence of power supply, lower capital and operating costs, increased reliability and availability, flexibility to accommodate a variety of on/off-board sensors and equipment, and the overall proposition in our markets of interest.

Our Business Strategy

●

Our business goals are to strengthen our leadership in developing wave energy technologies and to achieve commercial status for our autonomous systems. In order to achieve these goals, we are pursuing the following business strategies:

●

Continue to increase PowerBuoy output.  Our product development and engineering efforts are focused on increasing the energy output, the reliability and expected operating life, as well as optimizing manufacturability of the design of our PowerBuoys, with the goal of generating electricity from our technology at a competitive levelized cost of energy for our selected markets. We believe that by optimizing PowerBuoy output and by increasing volume production of the PowerBuoys, we will be able to decrease the cost per Watt of our PowerBuoy and the cost per Watt-hour (Wh) of the energy generated.

●

Sell and/or Lease PowerBuoys. The PowerBuoy addresses specific power generation needs of customers requiring grid-independent electricity generation in remote locations in the open ocean. Since our autonomous PowerBuoy concept is well suited for many of these uses, we do not expect the need for significant subsidies or other price incentives for commercial acceptance. We believe there are a variety of potential applications for this system, including security and defense, offshore oil and gas, offshore wind monitoring, and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys. Our fundamental long-term business plan for our selected markets is to sell, and/or lease PowerBuoys, or sell data gathered by sensors on our PowerBuoys to customers. In addition, we seek to provide PowerBuoy maintenance, or to support the planning and training required for PowerBuoy life-cycle maintenance.

●

Outsource most of the plant construction and deployment. We outsource all fabrication, anchoring, mooring, cabling supply and often time deployment in order to minimize our capital requirements as we scale our business. The high value-added PTO is assembled and tested at our facility and the buoy hull may be shipped to our facility for integration into the PowerBuoys or assembled and integrated close to the expected deployment site.

●

Concentrate sales and marketing efforts on four geographic markets. We are currently focusing our sales and marketing efforts in North America, Europe, Australia and Japan and other portions of Asia. We believe that each of these areas represent a strong potential market for our autonomous PowerBuoys because they combine appropriate wave conditions, political and economic stability, selected market applications, and high levels of industrialization.

●

Maximize customer funding of technology development.  We actively seek to obtain external funding for the development of our technology, including cost-sharing obligations under some of our customer contracts. In April 2010, we were awarded $1.5 million from the DOE for the development of our utility scale product line. In fiscal year 2011, we were awarded an additional $2.4 million from the DOE and $2.3 million from the UK Government’s Technology Strategy Board for utility scale product development. In fiscal 2014, the DOE amended the $2.4 million contract for the development of an optimized power take-off system.

●

Expand our partnerships in key market areas.  We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and core competences. We have formed such a partnership with MES in Japan, and we continue to seek other opportunities to partner with application experts from within our selected markets.

Marketing and Sales

We are enhancing our marketing capabilities and have begun pre-commercial marketing of our PowerBuoys. Because our PowerBuoys use a new technology, we expect that the decision process of a potential customer will require us to make substantial educational efforts.

Additionally, we intend to continue to enter into development agreements with strategic partners such as DOE, DOD, MES and commercial and military sensor manufacturers, in particular markets, where we may grant licenses to local businesses to sell, manufacture or operate PowerBuoy hardware components.

PowerBuoy Marketing

There are a variety of potential customers, such as companies providing metocean data collection, and remote monitoring; offshore wind industry performing wind and environmental assessments; and government agencies that currently deploy remote systems using battery and solar power such as the National Oceanographic and Atmospheric Administration, the US Department of Homeland Security and US Department of Defense. Other potential applications for grid-independent power supply include homeland security, offshore oil and gas, aquaculture and ocean-based communication and data gathering such as for tsunami warnings and seismic surveys.

We also market our PowerBuoys to companies and entities requiring higher power applications. These include oil and gas companies for remote communications and sensing, trace heating and wellhead monitoring. We also see an opportunity for defense applications using active sensors and/or significant processing and communications requirements and entities requiring a persistent power source for remote applications such as radar/sonar, seabed mounted systems, communications relays, and docking stations for Autonomous Unmanned Vehicles.

Manufacturing and Deployment

Manufacturing and Raw Materials

We engage in two types of manufacturing activities: the manufacturing of the high value-added PTO components, for systems control, power generation and power conversion for each PowerBuoy, and contracting with outside companies for the fabrication of the buoy structure, anchoring, mooring, and cabling.

Our core in-house manufacturing activity is the assembly and testing of the power generation and control modules at our Pennington, New Jersey facility. The power generation and control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electrical energy. The sensors and control systems use sophisticated technology to monitor ocean conditions and optimize the performance of the PowerBuoy in response to those changing conditions. We maintain a portfolio of patents, including those that cover our power generation, power conversion and control technologies.

We purchase the remaining components of, and raw materials for, each PowerBuoy from various vendors. We provide specifications to each vendor, and they are responsible for performing quality analysis and quality control over the course of construction, subject to our review of the quality test procedures and results. After each vendor completes testing of the component, it is transported ready-to-install to the project site.

Research and Development

Our research and development team consists of employees with a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We engage in extensive research and development efforts to improve PowerBuoy efficiency, reliability and power output and to improve manufacturability while reducing cost and complexity. Our research and development efforts are currently focused on optimizing the size of our PowerBuoys in order to achieve the most competitive overall cost (both operating and capital expenditures) in our markets of interest. Such optimization includes reducing overall product size and weight by considering the use of materials other than steel for the external structure of our PowerBuoys. Other optimizations include the development of scalable, higher efficiency, lower cost, higher reliability and less customized PTO systems, and the use of higher energy density and lower weight energy storage technologies. We continue to increase the multi-use capability of our systems by designing flexible interfaces and rendering them sensor and payload agnostic to the maximum extent possible.

Other areas of focus include the development and implementation of accelerated testing regimens and techniques known as Accelerated Life Testing. Such methods accelerate failures in a laboratory environment as compared to more lengthy and expensive full scale ocean deployments during normal use conditions. This testing allows OPT to quantify the life characteristics of critical components and subsystems which would normally require several years of operation to achieve similar levels of wear and tear. Accelerated Life Testing is used successfully in other in other industries, and is a critical enabler for rapid product and technology maturation. We anticipate the combination of said test regimens coupled with carefully planned PowerBuoy ocean tests will increase our effectiveness in commercializing our products.

Research and development expenses are reflected on our consolidated statements of operations as product development costs. Research and development expenses were $4.1 million for fiscal 2015 and $4.6 million for fiscal 2014.

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

As of April 30, 2015, we owned a total of 60 issued United States patents and have 4 United States patent applications. We have issued foreign counterparts of 15, pending foreign counterparts to 7 of our issued patents and 5 of our pending non-provisional patent applications.

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

Competition

As of April 2015, there were more than 150 companies, some with institutional funding, listed in the OpenEI Marine and Hydrokinetic (MHK) Technology Database. Many of these companies are located in the United Kingdom, continental Europe, Japan, Israel, the United States and Australia. The MHK industry is both highly competitive and continually evolving as participants strive to differentiate themselves within their markets and promote their specific technology. The companies are subdivided by implementation: Wave power, current power and ocean thermal energy conversion. Within wave power, the technologies are classified as point absorber, oscillating wave column, overtopping device, attenuator and oscillating wave surge converter. The PowerBuoy is a wave energy converter using point absorber technology which represents about 35% of the companies in the database. The vast majority of these companies are small companies (less than 6 employees) in early stage development who do not have the in-ocean experience of OPT. Only a few of these companies have conducted long-term ocean testing of their systems, which we believe is a critical factor in proving the survivability and performance of any wave energy system. We believe our experience in many of the technologies gained through full scale in-ocean deployments and other types of testing and our understanding of risks separates us from many of our competitors. We believe our PTO will ultimately be proven as the most efficient and reliable means for wave energy conversion. However, a few of our competitors in certain of these segments have established a stronger market position than ours and have greater resources and name recognition than OPT. Accordingly, our success depends in part on developing and demonstrating the commercial viability of wave energy solutions and identifying markets for and applications of our PowerBuoys and technology.

To compete effectively, we have to demonstrate that our PowerBuoys are commercially attractive compared to other alternatives, by differentiating our solutions on the basis of performance, survivability and cost effectiveness. Furthermore, we have to demonstrate the enabling capabilities of our technology in many of our markets of interest where incumbent solutions are severely limited and/or non-existent to respond to real and growing needs.

Government Regulation

Our PowerBuoys currently face regulation in the US and in foreign jurisdictions concerning, among other areas, site approval and environmental approval and compliance. In order to encourage the adoption of renewable energy systems, many governments offer subsidies and other financial incentives and have mandated renewable energy targets. These subsidies, incentives and targets may not be applicable to our wave energy technology and therefore may not be available to us or our customers.

The renewable energy industry has also been subject to increasing regulation. As the renewable energy industry continues to evolve and as the wave energy industry in particular develops, we anticipate that wave energy technology and our PowerBuoys and their deployment will be subject to increased oversight and regulation in accordance with international, national and local regulations relating to safety, sites, environmental protection, utility interconnection and metering and related matters.

Sale and Transmission of Electricity

The US government regulates the electricity wholesale and transmission business through FERC. OPT’s autonomous systems are not currently subject to FERC jurisdiction since they are not currently transmitting power to shore.

Site Approval

In the United States, federal agencies regulate the siting of long-term renewable energy projects and related-uses located on the outer continental shelf (OCS), which is generally more than three miles offshore. OCS projects longer than one-year in duration are regulated by the Bureau of Ocean Energy management (BOEM). For projects located within three miles of the US shore regardless of duration, the adjacent state would be responsible for issuing a lease and other required authorizations for the location of the project. In either case, an assessment of the potential environmental impact of the project would be conducted in addition to other requirements. Generally, the same process applies to foreign sites where site approval is contingent on meeting both federal and local regulatory and environmental requirements.

Environmental Approval and Compliance

We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, in the United States, the construction and operation of Buoys offshore would require permits and approvals from the Coast Guard, the Army Corps of Engineers and other governmental authorities. These required permits and approvals evaluate, among other things, whether a project is in the public interest and ensure that the project would not create a hazard to navigation. Other foreign and international laws may require similar approvals.

We believe that a significant potential advantage of our PowerBuoys is that they do not present significant environmental risks when compared to traditional power generation technologies, as there is no significant visual or audible impact and such systems have not been shown to have a significant negative effect on fish or sea mammals.

Subsidies and Incentives

Renewable energy subsidies and incentives are generally applicable to electric generation and supply to the utility grid. However, our autonomous applications may provide carbon footprint reduction and therefore may be eligible for recognition in a company’s environmental stewardship report. The reporting company may be able to monetize this reduction which would be reflected in our business model.

Employees

As of April 30, 2015, we had 33 full-time employees. Of these employees, 31 are located in Pennington, New Jersey and 2 are located in Warwick, UK. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Product Insurance

We currently have a property and liability insurance policy underwritten by Lloyd's Underwriters that covers the deployment and storage of our PowerBuoys.

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

We have incurred negative operating cash flows since our inception. As of April 30, 2015, our cash and cash equivalents and marketable securities balance was approximately $17.4 million. For the fiscal year ended April 30, 2015, we incurred a net loss of approximately $13.1 million. We will require additional equity and/or debt financing. If we are unable to raise additional funds when needed, we may not be able to continue to operate and our ability to grow our business could be impaired. We do not know whether we will be able to secure additional funding or funding on terms favorable to us. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make additional funding unavailable, or the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, our existing stockholders would experience dilution or may be subordinated to any rights, preferences or privileges granted to the new equity holders.

In January 2013, we filed a shelf registration statement on Form S-3 with the SEC registering the sale of up to $40,000,000 of debt, equity and other securities (the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, to one third of our public float. Given the fiscal 2014 share sales, we reached the applicable limit under Form S-3. However, we regained the ability to utilize Form S-3 as we entered fiscal 2016. Approximately $18.2 million remains available for issuance under the S-3 Shelf.

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

Certain of our current projects depend on government grants to fund research and development, testing and deployment of our PowerBuoys. Our receipt of funds under these government grants is frequently conditioned on our obtaining other financing as a prerequisite to receiving all or portions of funds under the grant. If we are unable to secure sufficient external funding on a timely basis or meet performance milestones, a granting agency could determine to withdraw the grant, change the terms of the grant in ways that make the project less attractive for us, or require us to self-fund the project. We may be unable or unwilling to self-fund a project now or in the future, so our projects are subject to the risk of substantial delay or abandonment based on the availability of external funding. Our inability to obtain grants, or to meet funding or performance milestones related to grants we obtain, could jeopardize the particular project and could damage our reputation and our relations with our commercial partners, any of which could adversely affect our financial condition and results of operations.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $13.1 million in fiscal 2015 and $11.0 million in fiscal 2014. As of April 30, 2015, we had an accumulated deficit of $164.8 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to have a net use in cash from operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in the emerging renewable energy market. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock may decline.

Our future success in our selected markets depends in part on our ability to increase the energy output of our PowerBuoy. If we are unable to increase the energy output of our PowerBuoy, the commercial prospects for our PowerBuoy may be adversely affected.

One of our goals is to increase the energy output of our PowerBuoy. Our success in meeting this objective depends on our ability to significantly increase the energy output of our PowerBuoy in a cost-effective and timely manner and our ability to overcome the engineering and deployment hurdles that we face, including developing design and construction techniques that will enable the PowerBuoys to be deployed cost effectively and without damage, and designing the mooring system to account for the PowerBuoys. We have experienced problems and delays in the development and deployment of our PowerBuoy in the past, and could experience similar delays or other difficulties in the future. If we cannot increase the energy output of the PowerBuoy, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations will be adversely affected.

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

●	overall growth in the renewable energy equipment market;

●	availability and terms of government subsidies and incentives to support the development of renewable energy sources, including wave energy;

●	fluctuations in capital expenditures by independent power producers, which tend to decrease when the economy slows and interest rates increase; and

●	the development of new and profitable applications requiring the type of remote electric power provided by our autonomous wave energy systems.

If wave energy technology does not gain broad commercial acceptance, our business will be materially harmed and we may need to curtail or cease operations.

If sufficient demand for our PowerBuoys does not develop or takes longer to develop than we anticipate, our revenue generation may be limited, and we may be unable to achieve and then sustain profitability.

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoys may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys but have not yet achieved successful commercialization of our PowerBuoys. As we begin to manufacture, market, sell and deploy our PowerBuoys in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of our PowerBuoys, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoys.

If demand for our PowerBuoys fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenues to achieve and then sustain profitability. In addition, demand for PowerBuoys in our presently targeted markets, including coastal North America, Europe, Australia and Japan, may not develop or may develop to a lesser extent than we anticipate.

If we are not successful in commercializing our PowerBuoy, or are significantly delayed in doing so, our business, financial condition and results of operations could be adversely affected.

We face numerous accident and safety risks and hazards that are inherent in offshore operations.

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our PowerBuoys. These hazards and risks could result in personal injuries, loss of life, and other damages, which may include damage to our properties and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure that we will be able to maintain adequate insurance in the future at reasonable rates.

The reduction or elimination of government subsidies and economic incentives for renewable energy sources could prevent demand for our PowerBuoys from developing, which in turn would adversely affect our business, financial condition and results of operations.

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

Our product development costs primarily relate to our efforts to increase the output, durability and commercial scalability of our PowerBuoy. Our product development costs were $4.1 million in fiscal 2015 and $4.6 million in fiscal 2014. It is our intent to fund the majority of our research and development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses.

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

Our PowerBuoys do not have a sufficient operating history to confirm how they will perform over their estimated useful life.

We began developing and testing wave energy technology over 15 years ago. However, to date we have only manufactured 15 PowerBuoys for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy had been from December 2009 to January 2012. As a result, our PowerBuoys do not have a sufficient operating history to confirm how they will perform over their estimated useful life. Our technology has not yet demonstrated that our engineering and test results can be duplicated in volume or in commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy. If our PowerBuoy ultimately proves ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoys perform below expectations, we could lose customers and face substantial repair and replacement expense which could in turn adversely affect our business, financial condition and results of operations.

We have not yet deployed a wave power array of two or more PowerBuoys in a single geographic location. If we are unable to successfully deploy a multiple-system wave power array, our capability to generate revenues may be limited and not increase, and we may be unable to achieve and then maintain profitability.

We have not yet deployed a wave power array of two or more PowerBuoys. Whether we are able to do so is contingent upon, among other things, receipt of required governmental permits, obtaining adequate financing, successful array design implementation and, finally, successful deployment and connection of the PowerBuoys.

We have not yet conducted ocean testing or otherwise installed in the ocean a multiple-system wave power array. In particular, unlike single-system wave power arrays, multiple-system wave power arrays may require the use of an underwater substation to connect the power transmission cables from, and collect the electricity generated by, each PowerBuoy in the array. We have not yet deployed an underwater substation connected to multiple PowerBuoys. In addition, unanticipated issues may arise with the logistics and mechanics of deploying and maintaining multiple PowerBuoys at a single site and the additional equipment associated with these multiple-system wave power arrays.

The development and deployment of an array of PowerBuoys may require us to incur significant expenses for preliminary engineering, permitting and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed. We may be unsuccessful in accomplishing any of these tasks or doing so on a timely basis.

We will need to build larger arrays in order to increase the output of our current PowerBuoys. The larger arrays may be more difficult to deploy cost effectively. Our current deployment methodologies, including transportation to the installation site and the mooring of the PowerBuoys, will need to be revised as PowerBuoys achieve greater output. If we cannot develop cost effective methodologies for deployment of the larger PowerBuoys, or if it takes us longer to do so than we anticipate, we may not be able to deploy such systems in the time we anticipate or at all. Therefore, even if we succeed in increasing the power output of our PowerBuoy arrays, if we are unable to deploy these larger PowerBuoy arrays or encounter problems in doing so, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations or become profitable.

If we are unable to successfully negotiate and enter into service contracts with our customers on terms that are acceptable to us, our ability to diversify our revenue stream will be impaired.

An important element of our business strategy is to maximize our revenue opportunities with our existing and future customers by seeking to enter into service contracts with them under which we would be paid fees for services related to PowerBuoys that they have purchased from us. In addition, we may offer to lease PowerBuoys, sell power generated by PowerBuoys or sell data gathered by sensors on our Powerbuoys. Even if customers purchase or lease our PowerBuoys, they may not enter into service contracts with us. We may not be able to negotiate service, power sale or other contracts that provide us with any profit opportunities. Even if we successfully negotiate and enter into such service contracts, our customers may terminate them prematurely or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, if we were unable to perform adequately under such service contracts our efforts to successfully market the PowerBuoys could be impaired. Any one of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to effectively manage our growth, our business and operations could be adversely affected.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support our projected future growth. As such growth is realized, we may add sales, marketing and engineering offices in additional locations, which may include Australia, Japan, and continental Europe.

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

Problems with the quality or performance of our PowerBuoys could adversely affect our business, financial condition and results of operations.

Our agreements with customers will generally include guarantees with respect to the quality and performance of our PowerBuoys. Because of the limited operating history of our PowerBuoys, we have been required to make assumptions regarding the durability, reliability and performance of the systems, and we cannot predict whether and to what extent we may be required to perform under the guarantees that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our PowerBuoys, causing us to incur substantial expense to repair or replace defective systems in the future. We will bear the risk of claims long after we have sold our PowerBuoys and recognized revenue. Moreover, any widespread product failures could adversely affect our business, financial condition and results of operations.

Our prototype PowerBuoys have been subject to limited in-ocean testing and are reliant in part on the results of computer modeling and simulation.

Our Powerbuoy prototype systems have been subject to periodic ocean testing since 1997. However, not all Powerbuoy prototypes have been subject to extensive ocean testing and may rely on computer modeling and simulation that attempt to predict performance under various ocean wave conditions and other parameters in a deployment environment. Use of computer simulation models has inherent risks and prototype performance could be substantially different than predicted. We have conducted limited operational testing and may later discover one or more significant defects requiring redesign and retrofit into existing systems, which may have a material impact on our operations and revenues.

We currently depend on a limited number of customers for substantially all of our revenues. The loss of, or a significant reduction in revenues from, any of these customers could significantly reduce our revenues and harm our operating results.

The DOE accounted for 37% of our revenues and MES accounted for 40% of our revenues during fiscal 2015. In fiscal 2014, revenues from the DOE accounted for 34% of our total revenues and MES accounted for 38% of our revenues. After existing contracts expire, in order to receive future funding from the DOE, we would be required to enter into additional contracts with the DOE, which would require appropriation by the US Congress. Additional funding for projects may not be approved or we may not be able to negotiate future agreements on acceptable terms, if at all.

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

An important element of our business strategy is to enter into application development agreements and strategic alliances with companies committed to providing products and services which require renewable wave energy sources. If we are unable to reach agreements with suitable alliance partners, we may fail to meet our business objectives for the commercialization of our PowerBuoy. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our PowerBuoys to these companies and their affiliates and customers in the future, or growth opportunities may not materialize, any of which could adversely affect our business, financial condition and results of operations.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venture’s financial condition and disputes between us and our co-ventures.

It is part of our strategy to co-invest in some of our wave power projects with third parties through joint ventures by acquiring non-controlling interests in special purpose entities. In these situations, we will not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures involve risks that would not be present were a third party not involved, including the possibility that our co-ventures might become bankrupt or fail to fund their share of required capital contributions. Our co-ventures may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions that are contrary to our policies or objectives. Disputes between us and our co-ventures may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-ventures might result in additional risk to wave power projects undertaken by the joint venture.

Our targeted markets are highly competitive. We compete with other renewable energy companies and may have to compete with larger companies that enter into the renewable energy business. If we are unable to compete effectively, we may be unable to increase our revenues and achieve or maintain profitability.

The renewable energy industry is highly competitive and continually evolving as participants strive to distinguish themselves and compete with the other sources of offshore autonomous power. Competition in the renewable energy industry is likely to continue to increase with the advent of several renewable energy technologies, including tidal and ocean current technologies. Competition may arise from other companies manufacturing similar products, developing different products that produce energy more efficiently than our products, or making improvements to traditional energy-producing methods or technologies, any of which could make our products less attractive or render them obsolete. If we are not successful in manufacturing systems that generate competitively priced electricity, we may not be able to respond effectively to competitive pressures from other renewable energy technologies or improvements to existing technologies.

Moreover, the success of renewable energy generation technologies may cause larger energy companies with substantial financial resources to enter into the renewable energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned than we are to develop new or improve existing technologies.

If we are unable to respond effectively to such competition that could adversely affect our business, financial condition and results of operations.

We have limited manufacturing experience. If we are unable to increase our manufacturing capacity in a cost-effective manner, our business will be materially harmed.

We plan to manufacture key components of our PowerBuoys, including the advanced control and generation systems. However, we have only manufactured our PowerBuoys in limited quantities for use in development and testing and have limited commercial manufacturing experience. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. In order to meet our growth objectives, we will need to increase our engineering and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel, and we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

We may be unable to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes necessary to successfully commercialize our PowerBuoys. If we cannot do so, we may be unable to expand our business, satisfy our contractual obligations or become profitable. Even if we are successful in developing our manufacturing capabilities and processes, we may not be able to do so in time to meet our commercialization schedule or satisfy the requirements of our customers.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

We are highly dependent on third parties to supply or manufacture components of our PowerBuoys. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired.

We do not have long-term contracts with our third-party manufacturers or vendors. If we do not develop ongoing relationships with vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all.

In addition, we rely on third parties, under our oversight, for the deployment and mooring of our PowerBuoys. We have utilized several different deployment methods, including towing the PowerBuoy to the deployment location, and transporting the PowerBuoy to the deployment location by barge or ocean workboat. If these third parties do not properly deploy our systems, cannot effectively deploy the PowerBuoy on a large, commercial scale or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

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

If we become ineligible for or are otherwise unable to replace any contract with US or foreign governments that is not extended or is terminated, our business, financial condition and results of operations could be adversely affected.

We derive a significant portion of our revenue from U.S. federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2015 and fiscal 2014, we derived 37% and 34%, respectively, of our total revenue from contracts with the US government and 63% and 66%, respectively, from contracts with foreign entities.

Government contracts are also subject to contractual and regulatory requirements that may increase our costs of doing business and could expose us to substantial contractual damages, civil fines and criminal penalties for noncompliance. These requirements include business ethics, equal employment opportunity, environmental, foreign purchasing, most-favored pricing and accounting provisions, among others. Payments that we receive under government contracts are subject to audit and potential refunds after the final contract payment is received.

We market and plan to market our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and plan to market our products in a number of global regions, including Europe, Australia, North America and parts of Asia and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the United States accounted for 63% of our revenues in fiscal 2015 and 66% of our revenues in fiscal 2014. Risks inherent in international operations include, but are not limited to, the following:

●	changes in general economic and political conditions in the countries in which we operate;

●	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our PowerBuoys and make us less competitive in some countries;

●

fluctuations in exchange rates may affect demand for our PowerBuoys and may adversely affect our profitability in US dollars to the extent the price of our PowerBuoys and cost of raw materials and labor are denominated in a foreign currency;

●	difficulty with staffing and managing widespread operations;

●	complexity of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our PowerBuoys;

●	inability to obtain, maintain or enforce intellectual property rights; and

●	difficulty in enforcing agreements in foreign legal systems.

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

Our reporting currency is the U.S. dollar, and we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. A large percentage of our revenues may be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenues and cost of revenues, and could result in exchange losses. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

Existing regulations and policies and changes to these or new regulations and policies may present technical, regulatory and economic barriers to the use of wave energy technology, which may significantly reduce demand for our PowerBuoys.

The market for electricity generation equipment is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and connection to the power grid. In the United States and in a number of other countries, these regulations and policies currently are being modified and may be modified again in the future. Utility company and independent power producer purchases of, or further investment in the research and development of, alternative energy sources, including wave energy technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PowerBuoys.

If the renewable energy industry continues to develop and if the generation of power from wave energy in particular achieves commercial acceptance, we anticipate that wave energy technology and our PowerBuoys and their deployment will be subject to increased oversight and regulation. We are unable to predict the nature or extent of regulations that may be imposed or adopted. Any new government regulations or utility policies pertaining to wave energy or our PowerBuoys may result in significant additional expenses to us and our customers and, as a result, could adversely affect our business, financial condition and results of operations.

If we are unable to obtain all necessary regulatory permits and approvals, we will not be able to implement our planned projects or business plan.

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

Our PowerBuoys are deployed in the ocean where they are subject to many hazards including severe storms and hurricanes, which could damage them and result in service interruptions. Our systems are also subject to more frequent lock-downs caused by higher waves during winter storm and hurricane seasons, which will reduce annual energy output. We cannot predict whether we will be able to recover from our insurance providers the additional costs that we may incur due to damage caused to our PowerBuoys, or whether we will continue to be able to obtain insurance for hurricane- and storm-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our liabilities. Any future hurricane-or storm-related costs could adversely affect our business, financial condition and results of operations.

Since our PowerBuoys can only be deployed in certain geographic locations, our ability to grow our business could be adversely affected.

Not all coastal areas worldwide have appropriate natural resources for our PowerBuoys to harness wave energy. Seasonal and local variations, water depth and the effect of particular locations of islands and other geographical features may limit our ability to deploy our PowerBuoys in coastal areas. If we are unable to identify and deploy PowerBuoys at sufficient sites near major population centers, our ability to grow our business could be adversely affected.

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

Since March 2014, two of our executive officers have resigned or been removed, including our Executive Vice Chairman and our Chief Executive Officer. In January 2015, we hired a new President and Chief Executive Officer. In May 2015, we increased the size of the Board by one new Director to a total of six Directors.

Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and due to cultural differences that may result from changes in strategy and style. Without consistent and experienced leadership, customers, employees, creditors, stockholders, and others may lose confidence in us.

It remains important that we retain key personnel. Qualified individuals, including engineers and project managers, are in high demand, and we may incur significant costs to attract and retain them. With the exception of our President and Chief Executive Officer, all of our officers and other employees are at-will employees, which mean they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, our business, results of operations and stock price could be adversely affected.

If we are unable to effectively manage our growth this could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe may be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support future growth. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in the amendment to, or termination of, customer contracts or relationships. To realize our growth, we may add sales, marketing and engineering offices in our existing and/or additional locations, which may include Australia, Japan, and continental Europe and which may result in additional organizational complexity.

To manage the expansion of our operations, we may be required to improve our operational and financial systems, procedures and controls, increase our manufacturing capacity and throughput and expand, train and manage our employee base, which may need to increase significantly if we are to be able to fulfill our current manufacturing and growth plans. Our management may also be required to maintain and expand our relationships with customers, suppliers and other third parties, as well as attract new customers and suppliers. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

We may not be able to maintain compliance with The NASDAQ Global Market's continued listing requirements.

Our common stock is listed on The NASDAQ Global Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The NASDAQ Global Market. If we fail to maintain compliance with all applicable continued listing requirements for The NASDAQ Capital Market and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing and our ability to fund our operations.

On January 14, 2015, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 13, 2015, to regain compliance with the Rule. If, at any time before July 13, 2015, the bid price of our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c)(3)(A), the Staff will provide written notification to us that it complies with the Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Listing Rule 5810(c)(3)(F).

We have requested an additional 180 day compliance period and, as required, to transfer the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market

If our common stock is delisted, trading of the stock would most likely take place on an over-the-counter market established for unlisted securities. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations by limiting our ability to attract and retain qualified executives and employees and limiting our ability to raise capital.

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

Strategic acquisitions, investments and alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information and loss of control of operations that are material to our business. In addition, strategic acquisitions, investments and alliances may be expensive to implement. Moreover, strategic acquisitions, investments and alliances may subject us to the risk of non-performance by a counterparty, which may in turn lead to monetary losses that materially and adversely affect our business, financial condition and results of operations.

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

Our agreements with the government agencies help fund research and development of our PowerBuoy. When new technologies are developed with US federal government funding, the government obtains certain rights in any resulting patents, technical data and software, generally including, at a minimum, a nonexclusive license authorizing the government to use the invention, technical data or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise "march-in" rights. March-in rights refer to the right of the US government to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. US government-funded inventions must be reported to the government. US government funding must be disclosed in any resulting patent applications, and our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions and march-in rights.

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

If we infringe or are alleged to infringe upon intellectual property rights of third parties, our business, financial condition and results of operations could be adversely affected.

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

●

the ability of our board of directors to designate the terms of an issue new series of preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

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

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. For the year ended April 30, 2015, the 52-week high and low prices for our common stock were $3.05 and $0.39, respectively. The stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

In the past, companies that experience significant volatility in the market price of their publicly-traded securities have become subject to class action securities litigation.  Our stock price has been volatile, and we have a class-action securities proceeding and a derivatives proceeding filed against us (as discussed below) and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if these lawsuits, or any future lawsuits, are not resolved against us, the costs of defending such lawsuits may be costly. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report on Form 10-K and Note 13 “Commitments and Contingencies – Litigation” in the accompanying consolidated financial statements for the year ended April 30, 2015.

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

Our corporate headquarters are located in Pennington, New Jersey, where we lease approximately 22,000 square feet. During fiscal year 2015, we extended this lease from May 1, 2015 to December 31, 2017. We use these facilities for administration, research and development, as well as assembly and testing of the generators and control models for our PowerBuoys.

During fiscal 2015, we also had an office in Warwick, United Kingdom, where we occupied 860 square feet under a lease expiring on July 31, 2015. We vacated this office in February 2015 and as of April 30, 2015 we had two business development employees working out of their home offices.

In the future, we may add sales, marketing and engineering offices in additional locations, which may include Australia, Japan and continental Europe and the west coast of North America.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Litigation and Demands:

The Company and its former Chief Executive Officer Charles Dunleavy are defendants in consolidated securities class action lawsuits pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG). The consolidated actions are Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015; and Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592. On March 17, 2015, the court entered an order appointing Five More Special Situation Fund Ltd. as the lead plaintiff. On May 18, 2015 lead plaintiff filed an amended class action complaint. The amended class action complaint alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project"). The amended complaint seeks unspecified monetary damages and other relief. The case is still in its preliminary stage and defendants have not yet responded to the amended complaint.

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

The Company and certain of its current and former directors and officers are defendants in a derivative lawsuit filed on March 18, 2015 in the United States District Court for the District of New Jersey captioned Labare v. Dunleavy, et. al., Case No. 3:15-cv-01980-FLW-LHG. The derivate complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment relating to the now terminated agreement between VWP and ARENA referred to above. The derivate complaint seeks unspecified monetary damages and other relief. On May 18, 2015, the plaintiff and all the defendants agreed to stay the derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court.)

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

Regulatory Matters:

On February 4, 2015, the Company received a subpoena from the Securities and Exchange Commission “SEC” requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena, and continues to cooperate with the SEC.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock has been listed on the Nasdaq Global Market since April 24, 2007 under the symbol "OPTT." As of June 30, 2015, there were 222 holders of record for shares of our common stock. Since a portion of our common stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders.

The following table sets forth the high and the low sale prices of our common stock as quoted by the Nasdaq Global Market for the period indicated.

	Nasdaq Global Market
	High	Low
Year Ended April 30, 2015
First quarter	$3.05	$1.03
Second quarter	1.54	0.91
Third quarter	1.31	0.39
Fourth quarter	0.70	0.39
Year Ended April 30, 2014
First quarter	$2.32	$1.47
Second quarter	3.82	1.55
Third quarter	3.55	1.75
Fourth quarter	7.01	2.15

On January 14, 2015, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 13, 2015, to regain compliance with the Rule. If, at any time before July 13, 2015, the bid price of our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c)(3)(A), the Staff will provide written notification to us that it complies with the Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Listing Rule 5810(c)(3)(F).

We have requested an additional 180 day compliance period and, as required, to transfer the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2015 are to the fiscal year ended April 30, 2015.

Overview

We are developing and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently have and continue to develop our autonomous PowerBuoy. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues, which were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues will be from the sale of products and maintenance services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash in operating activities unless or until we achieve positive cash flow from the planned commercialization of our products and services.

We plan to market our autonomous PowerBuoy, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our autonomous PowerBuoy, including ocean observing, offshore wind, defense and security, oil and gas, communications and ocean aquaculture.

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

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy from contracts with Lockheed Martin Corporation (“Lockheed Martin”), in fiscal 2003, and in fiscal 2004 we entered into our first development and construction contract with Lockheed Martin for the development and construction of a prototype autonomous PowerBuoy. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy as an alternate power source for the Navy’s Deep Water Active Detection System (“DWADS”). In fiscal 2012, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) contract. The LEAP PowerBuoy, or APB-350, incorporates a unique power take-off and on-board storage system, and is significantly smaller and more compact than those of our previous PowerBuoy designs. It is designed to provide persistent, grid-independent clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications. Also, in fiscal 2012, ocean trials of our PB150B1 PowerBuoy were conducted off the northeast coast of Scotland. Our larger-scale PB150B1 PowerBuoy structure and mooring system achieved independent certification from Lloyd’s Register in December 2010. This certification confirms that the PB150B1 PowerBuoy design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

During fiscal 2012 through fiscal 2015, we worked on projects with partners including Mitsui Engineering & Shipbuilding (“MES”) and the US Department of Homeland Security, as well as on our WavePort project in Spain and a project in Oregon. We also continued development of our PowerBuoy technology as well as our next generation PowerBuoy technology.

In January 2013, we filed a shelf registration statement on Form S-3 (the “S-3” or the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013. Under the S-3 Shelf in June 2013, we established an ATM Facility with Ascendiant Capital Markets, LLC via an ATM Agreement in June 2013. Under the ATM Agreement, we offered and sold shares of our common stock from time to time through the Manager, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, we issued 3,306,334 shares of our common stock at an average price to the public of $3.02 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Also in fiscal 2014, we entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, with respect to the issuance and sale in an underwritten public offering of an aggregate of 3,800,000 shares of our common stock at a price of $3.10 per share (the “public offering”) The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us. Net proceeds from the Public Offering, which was completed in early April 2014, were approximately $10,828,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. After the 2014 share sales, we fully utilized the ATM Agreement. However, we regained the ability to utilize Form S-3 as we entered fiscal 2016. Of the $40 million authorized under the S-3 Shelf, approximately $18.2 million remains available for issuance. During fiscal 2015, there were no proceeds from the sale of stock under the S-3 Shelf.

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

During fiscal 2014, our subsidiary VWP received approximately A$5.6 million ($5.2 million) in initial grant funding from ARENA. The Company recorded this payment as an advance payment within the consolidated balance sheet. We classified the initial grant funding received from ARENA, of A$5,595,723 ($5,179,960), which includes GST, as restricted cash. In July 2014, the VWP Board of Directors determined that the project contemplated by the grant was no longer commercially viable and subsequently terminated the Funding Deed and returned to ARENA the grant funds received.

During fiscal 2015, the Company remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office (ATO) in accordance with local tax laws and reclaimed this amount from the ATO during such fiscal period. In August 2014, the Company returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed of Variation and Termination of Funding Deed executed between the parties in August 2014.

At April 30, 2015, our total negotiated backlog was $0.9 million compared with $4.9 million at April 30, 2014. Some of our backlog at April 30, 2015 and 2014 consisted of cost-sharing contracts as described in the Financial Operations Overview section of Management’s Discussion and Analysis in this Annual Report on Form 10-K. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Currently we expect that our backlog will continue to decline in the near term; however, we continue to focus on obtaining new contracts and customers to further our technology and are exploring potential partnerships and strategic alliances. Our backlog was fully funded at April 30, 2015 and 2014. Further, in September 2013, we were selected for a $1.0 million award from the DOE to enhance the commercial viability of our PowerBuoy through mechanical component design changes. On September 26, 2014, the DOE notified the Company of DOE’s decision to terminate negotiations with respect to the financial assistance award under the funding opportunity, and the Company accepted DOE’s decision without protest. As previously disclosed, we had not received any funds from DOE with respect to this award and had not included the award in our backlog.

We also reduced our backlog by $1.0 million for the grant that we received from Ente Vasco de la Energia (“EVE”) a Basque regional energy agency that would have provided partial funding for the deployment of the PB40 PowerBuoy off the coast of Spain. This grant expires on December 31, 2015 and will likely not be utilized as we have no planned deployment in Spain at this time. It is our intent to deploy the PB40 PowerBuoy off the coast of New Jersey as discussed above.

Currently our contract with Mitsui Engineering & Shipbuilding (MES) is undergoing a stage-gate review process and activity has been suspended until we receive further notification from MES. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process has been utilized by other customers such as the Department of Energy. MES has indicated that work under this contract could resume upon passing the stage-gate review. During the quarter ended April 30, 2015, we billed and have been paid for all eligible costs incurred under the contract. Our revenues recorded reflect the total amount paid on the contract. In addition, depending on the outcome of the stage-gate review, the scope of the project may be decreased or increased and other terms, including schedule, of the project may change. A significant reduction in the remaining scope of the project could have a material adverse effect on our future revenue and backlog.

For fiscal 2015, we generated revenues of $4.1 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $13.1 million, and for fiscal 2014, we generated revenues of $1.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $11.0 million. As of April 30, 2015, our accumulated deficit was $164.8 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in the emerging renewable energy market.

The timing, scope and size of new government programs for renewable energy are uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding or that projects will be profitable even with available funding.

Included in our strategic pivot is the use of PowerBuoy technology for the autonomous applications markets. Such applications require open ocean power sources that operate independently of the utility grid by supplying electric power to payloads that are integrated directly in the PowerBuoy and/or located in its vicinity. Based on market research and available public data, we believe considerable business opportunity exists in six markets that would have a direct need for our autonomous PowerBuoys: ocean observing, offshore wind, defense and security, oil and gas, communications, and ocean aquaculture. Based on power needs, sensor types and other considerations, we believe our APB-350 could have the ability to satisfy several application requirements within these six markets. It is designed to offer a substantial amount of persistent power while also providing a simple and stable integration platform that is deployable using readily available vessels and skills. The APB-350 is currently undergoing a design iteration focusing on improving its commercial viability, its reliability and endurance. Based on our product and technology roadmap, we expect the APB-350 will undergo a significant in-ocean testing and by summer of 2016, we believe that it will achieve a maturity level that allows us to proceed with our commercial launch. Our intention is to perform first product demonstrations with early adopters and launch customers near the same timeframe. We anticipate that the APB-350 will have sufficient power to address application needs in all six markets such as metrological data collection, wind and environmental data collection for offshore wind, and sensors and communications for homeland defense. With additional power available, we believe new applications will be enabled through the development of new sensors and hardware that were not feasible or financially viable with incumbent power sources such as generators, solar, wind and battery based sources.

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

Generally, our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing product development and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Some of our revenue for fiscal 2015 and 2014 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2015 and 2014:

	Years Ended April 30,
	($ millions)
	2015	2014

Mitsui Engineering & Shipbuilding	$1.6	$0.6
US Department of Energy	1.5	0.5
European Union (WavePort project)	1.0	0.2
UK Government's Technology Strategy Board	―	0.2
	$4.1	$1.5

The revenue increase for fiscal 2015 reflected significant increases in revenue from our project with MES that is currently undergoing a stage-gate review, revenue from the DOE primarily related to costs for the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon and revenue under our contract with the EU related to the completion of our WavePort contract.

MES was our largest customer in fiscal 2015 and 2014, and accounted for 40% of our revenues in fiscal 2015 and 38% of our revenues in fiscal 2014.

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for fiscal years 2015 and 2014:

	Years Ended April 30,
	2015	2014

Asia and Australia	40%	38%
United States	37%	34%
Europe	23%	28%
	100%	100%

Cost of revenues

Our cost of revenues consists primarily of incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy delivery and deployment expenses and may include anticipated losses at completion on certain contracts.

Some of our revenue recorded for fiscal 2015 was generated from cost-sharing contracts, which result in zero gross profit; however, in fiscal 2015 our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoys and our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy, and to our research and development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our research and development expenses and scope as necessary.

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

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoys, as well as costs for executive, accounting and administrative personnel and other general corporate expenses.

Interest (expense) income, net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $17.9 million as of April 30, 2015, compared to $35.7 million as of April 30, 2014.

Interest income reported in future years may decrease from fiscal 2015 as a result of a decrease in cash, cash equivalents and marketable securities.

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

We may invest our foreign cash reserves in certificates of deposit, and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $1.4 million as of April 30, 2015 and $7.4 million as of April 30, 2014, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $17.9 million as of April 30, 2015 and $35.7 million as of April 30, 2014.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pounds sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. Our international revenues for the years ended April 30, 2015 and 2014 were recorded in Euros or British pounds sterling.

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

Income taxes

As of April 30, 2015, we had federal and foreign net operating loss carryforwards of $109.2 million and $25.4 million, respectively, and federal research and development tax credits of $2.3 million, which may be used to offset future taxable income. As of April 30, 2015, we had state net operating loss carryforwards of $37.5 million. If not utilized, the net operating loss carryforwards and credit carryforwards will expire at various dates through 2034. We may not achieve profitability in time to utilize the tax credit and net operating loss carryforwards in full or at all. In addition, we have determined that the future utilization of our net operating loss carryforwards is subject to limitations based upon changes in ownership including changes resulting from our initial public offering in April 2007, pursuant to regulations promulgated under the Internal Revenue Code. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $50.8 million as of April 30, 2015 and $46.8 million as of April 30, 2014.

During the years ended April 30, 2015 and 2014, we sold New Jersey State net operating losses in the amount of $14.0 million and $15.3 million, respectively, resulting in the recognition of income tax benefits of $1.1 million and $1.7 million, respectively.

Results of Operations

This section should be read in conjunction with the discussion below under “Liquidity and Capital Resources.”

Fiscal Years Ended April 30, 2015 and 2014

The following table contains statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2015 and 2014:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2015		April 30, 2014		% Change
		As a % of		As a % of	2015 Period to
	Amount	Revenues (1)	Amount	Revenues (1)	2014 Period
Revenues	$4,105,424	100%	$1,498,892	100%	174%
Cost of revenues	4,671,403	114	1,510,336	101	209
Gross (loss) profit	(565,979)	(14)	(11,444)	(1)	4,846
Operating expenses:
Product development costs	4,149,388	101	4,564,898	305	(9)
Change in contract loss reserve	-	-	(785,000)	-
Selling, general and administrative costs	9,571,193	233	9,358,967	624	2
Total operating expenses	13,720,581	334	13,138,865	877	4
Operating loss	(14,286,560)	(348)	(13,150,309)	(877)	(9)
Interest (expense) income, net	(31,634)	(1)	29,656	2	(207)
Other income	419,432	10
Foreign exchange (loss) gain	(462,777)	(11)	183,704	12	352
Loss before income taxes	(14,361,539)	(350)	(12,936,949)	(863)	(11)
Income tax benefit	1,137,872	28	1,745,895	116	(35)
Net loss	(13,223,667)	(322)	(11,191,054)	(747)	(18)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	109,115	—	221,862	—	(51)
Net loss attributable to Ocean Power Technologies, Inc	$(13,114,552)	(319)%	$(10,969,192)	(732)%	(20)%

(1)	Certain subtotals may not add due to rounding.

Revenues

Revenues increased by $2.6 million, or 174%, to $4.1 million in fiscal 2015, as compared to $1.5 million in fiscal 2014. The increase in revenue is primarily related to increased billable work for the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon, increased billable work under the current phase of our project with MES and revenue related to the completion of our WavePort contract with the EU. These increases were partially offset by decreased revenue on other billable development projects.

Cost of revenues

Cost of revenues increased by $3.2 million, or 209%, to $4.7 million in fiscal 2015, as compared to $1.5 million in fiscal 2014. The increase in cost of revenues is primarily related to costs for increased billable work for the removal of the anchoring and mooring equipment from the seabed off the coast of Oregon, increased billable work under the current phase of our project with MES and cost of revenue related to the completion of our WavePort contract with the EU. Our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract. These increases were partially offset by decreased cost of revenues on other billable development projects.

Some of our projects in fiscal 2015 and 2014 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at achieving commercialization of our PowerBuoys and on our ability to manage costs incurred on our fixed price contracts.

Product Development Cost

Product development costs decreased by $0.4 million, or 9%, to $4.1 million in fiscal 2015 as compared to $4.6 million in fiscal 2014. The decrease in product development costs was related primarily to the substantial completion of our cost-sharing contract with the DOE for our Reedsport project in Oregon, offset by increased costs associated with other internally funded development projects. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail product development expenses and/or scope as necessary.

Change in contract loss reserve

Change in contract loss reserve was $0 and $0.8 million in fiscal 2015 and 2014, respectively. This amount represents a reversal of a previous project-specific reserve where the underlying project had encountered technical issues during deployment. While the Company had no specific legal obligation to continue work on the project, management’s intention had been to complete certain elements of the project. Effective as of April 30, 2014, management made a determination not to pursue its efforts to complete the project and reversed the contract loss reserve.

Selling, general and administrative costs

Selling, general and administrative costs increased by approximately $0.2 million, or 2%, to $9.6 million for fiscal 2015 as compared to $9.4 million for fiscal 2014. The increase was related primarily to legal fees to address the shareholder litigation and related matters. In addition, costs increased related to third party consultant fees and patent costs due to shortening the estimated useful lives for recording amortization expense. These increases were offset by decreased employee related costs and decreased site development expenses related to our terminated project in Australia. In addition, during fiscal 2014, we had a favorable adjustment for a doubtful allowance on a customer receivable. We believe that we have met our retention limit under our D&O insurance policy during fiscal 2015 for shareholder litigation and future related legal costs will be paid by our insurance carrier.

Interest (expense) income, net

Interest expense was $32,000 for fiscal 2015, as compared to interest income of $30,000 in fiscal 2014. This change was related primarily to interest expense recorded for the repayment of funds received in March 2014 from ARENA of $5.2 million.

Foreign exchange (loss) gain

Foreign exchange loss was $463,000 for fiscal 2015, compared to a foreign exchange gain of $184,000 for fiscal 2014. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other income

During fiscal 2015, we reached a favorable settlement with a vendor regarding a disputed transaction, which comprises the amount of $185,000 recorded within other income. In fiscal 2015, we also received a refund of $234,000 related to research and development expenditures in Australia.

Income tax benefit

During the years ended April 30, 2015 and 2014, we sold New Jersey state net operating losses in the amount of $14.0 million and $15.3 million, respectively, resulting in the recognition of income tax benefits of $1.1 million and $1.7 million, respectively.

Net Loss Outlook

We have incurred net losses since we began operations in 1994. To achieve profitability, we believe we will need to increase revenue and gross profit, control our fixed costs and possibly reduce our unfunded research and development expenditures.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in the emerging renewable energy market. Even if we do achieve profitability at some point in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2015, our aggregate revenues were $5.6 million, our aggregate net losses were $24.4 million and our aggregate net cash used in operating activities was $23.7 million.

	Years Ended April 30,
	2015	2014

Net loss	(13,223,667)	$(11,191,054)

Adjustments for noncash operating items	1,764,229	913,846

Net cash operating loss	(11,459,438)	(10,277,208)

Net change in operating assets and liabilities	(5,714,790)	3,780,130

Net cash used in operating activities	(17,174,228)	$(6,497,078)

Net cash provided by (used in) investing activities	21,171,387	$(6,445,638)

Net cash (used in) provided by financing activities	(100,659)	$20,427,707

Effect of exchange rates on cash and cash equivalents	419,425	$880

Net cash used in operating activities

Net cash used in operating activities was $17.2 million and $6.5 million for fiscal 2015 and 2014, respectively. The change was the result of an increase in net loss of $2.0 million and an increase in cash used by the net change in operating assets and liabilities of $9.5 million primarily due to the return of the advance payment of $4.7 million related to the former ARENA contract, offset by an increase in noncash operating items of $0.8 million.

The increase in net loss for fiscal 2015 compared to fiscal 2014 reflects a gross loss of $0.6 million relating primarily to our project with MES, an increase in selling, general and administrative costs of $0.2 million, offset by a decrease in product development costs of $0.4 million relating primarily to our project in Reedsport, Oregon, a change in contract loss reserve of $0.8 million, a decrease in the net change of $0.2 million in other income and foreign exchange differences and a decrease in income tax benefits of $0.6 million.

The increase in noncash operating items reflects an increase in amortization expense for patents of $0.5 million and foreign exchange loss of $0.6 million and the prior period reversal of an allowance for doubtful accounts receivable of $0.3 million offset by a decrease in equity compensation of $0.4 million and loss on disposals of $0.2 million.

The decrease in operating assets and liabilities reflects the change in advanced payment received from customers of $9.4 million, a net decrease of $0.6 million in unearned revenues, a net decrease in other assets of $0.8 million and other net changes in operating assets and liabilities of $0.4 million. These decreases are offset by the collection of $0.6 million in accounts receivable.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $21.2 million for fiscal 2015 and net cash used in investing activities was $6.4 million for fiscal 2014. The change was primarily the result of a net increase of $14.9 million in maturities of marketable securities during fiscal 2015 and an increase in restricted cash of $12.7 million.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $101,000 and net cash provided by was $20,428,000 for fiscal 2015 and 2014, respectively. The net cash used was primarily for repayment of long-term debt in fiscal 2015 and net cash provided in fiscal 2014 was primarily from the sale of common stock, net of issuance costs.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $419,000 and an increase of $880 in fiscal 2015 and 2014, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

We expect to devote substantial resources to continue our development efforts for our PowerBuoys and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoys. Our future capital requirements will depend on a number of factors, including:

•	the cost of development efforts for our PowerBuoys;

•	our success in developing commercial relationships with major customers;

•	the ability to obtain project-specific financing, grants, subsidies and other sources of funding for some of our projects;

•	the cost of manufacturing activities;

•	the cost and success rate of commercialization activities, including demonstration projects, product marketing and sales;

•	our ability to establish and maintain additional customer relationships;

•	the implementation of our expansion plans, including the hiring of new employees as our business increases;

•	the cost of potential acquisitions of other products or technologies;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs; and

•	the cost of shareholder and other litigation and regulatory inquiries.

We have incurred negative operating cash flows since our inception. As of April 30, 2015, our cash and cash equivalents and marketable securities balance was approximately $17.4 million. Based upon our cash and cash equivalents and marketable securities balance as of April 30, 2015, we believe that we will be able to finance our capital requirements and operations through at least July 31, 2016. In addition, as of April 30, 2015, our restricted cash balance was approximately $0.5 million, which reflects a significant decrease from our restricted cash balance of approximately $7.3 million as of April 30, 2014.

On January 14, 2015, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a) (1) (the “Rule”). In accordance with Nasdaq Listing Rule 5810(c) (3) (A), the Company has been provided an initial period of 180 calendar days, or until July 13, 2015, to regain compliance with the Rule. If, at any time before July 13, 2015, the bid price of our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c) (3) (A), the Staff will provide written notification to us that it complies with the Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Listing Rule 5810(c) (3) (F).

We have requested an additional 180 day compliance period and, as required, to transfer the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market

During fiscal 2015 and 2014, we have continued to make investments in ongoing product development efforts in anticipation of future growth. Our future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from ecpectations include, but are not limited to, risks from insufficiencies of capital, technology development, scalability of technology and production, dependence on skills of key personel, concentration of customers and suppliers, performance of PowerBuoy, deployment risks and laws, regulations and permitting. In order to complete our future growth strategy, we will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to us as needed. Historically, we have raised proceeds through public capital markets. If our common stock is delisted from NASDAQ, our ability to raise capital through such markets ccould be adversely affected. If sufficient financing is not obtained, we may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures.

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

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, to one third of our public float. After the 2014 share sales, we reached the applicable limit under form S-3. However, we regained the ability to utilize Form S-3 as we entered fiscal 2016. Of the $40 million authorized under the S-3 Shelf, approximately $18.2 million remains available for issuance. During fiscal 2015, there were no proceeds from the sale of stock under the S-3 Shelf.

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

During the three months ended April 30, 2014, our subsidiary VWP received approximately A$5.6 million ($5.2 million) in initial grant funding from ARENA. The Company recorded this payment as an advance payment within the consolidated balance sheet. We classified the initial grant funding received from ARENA, of A$5,595,723 ($5,179,960), which includes GST, as restricted cash. In July 2014, the VWP Board of Directors determined that the project contemplated by the grant was no longer commercially viable and tendered a notice of its intent to terminate the Funding Deed and return to ARENA the grant funds received.

During fiscal 2015, the Company remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office (ATO) in accordance with local tax laws and reclaimed this amount from the ATO during such fiscal period. In August 2014, the Company returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed of Variation and Termination of Funding Deed executed between the parties in August 2014.

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

Revenue recognition and unearned revenues

Our contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing product development and services specified in the contract. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We may use a Monte Carlo simulation model for performance-based stock awards, if applicable, and use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Expected volatility for fiscal 2015 and 2014 was based on the Company’s historical volatility. In prior years, we estimated our expected volatility based on that of what we considered to be similar publicly-traded companies because our stock had been publicly traded in the United States only since April 2007, so we did not have significant observable share-price volatility for the United States capital markets. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange, on which our shares traded from October 2003 until we voluntarily delisted in January 2011, because we did not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market was an appropriate indicator of the expected volatility of our common stock. We estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, Share-Based Payment. If we determine another method to estimate expected term is more reasonable than our current method, or if another method for calculating this input assumption is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not significant to the calculation of the fair value of our stock-based awards.

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

The aggregate share-based compensation expense related to all share-based transactions related to employees was approximately $0.1 million and $0.6 million in fiscal 2015 and 2014, respectively.

Income taxes

We account for income taxes under the asset and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carry forwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which was $50.8 million and $46.8 million as of April 30, 2015 and April 30, 2014, respectively. During the years ended April 30, 2015 and 2014, we sold New Jersey State net operating losses in the amount of $14.0 million and $15.3 million, respectively, resulting in the recognition of income tax benefits of $1.1 million and $1.7 million, respectively, recorded in our Statement of Operations.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of April 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2, which is incorporated herein by reference as if fully set forth herein. As described therein, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2015.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

All of our directors bring to our Board of Directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. The biography of each of the directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes and skills that caused the Nominating and Corporate Governance Committee and our Board of Directors to determine that the person should serve as a director, given our business and structure.

Name	Age	Position(s) with Ocean Power Technologies, Inc.	Served as Director From

Terence J. Cryan	52	Chairman of the Board	2012

David L. Keller	61	Former Interim Chief Executive Officer and Director	2013

Eileen M. Competti	51	Independent Director	2014

Dean J. Glover	49	Independent Director	2014

George H. Kirby	45	Chief Executive Officer and Director	2015

Robert J. Burger	51	Independent Director	2015

Terence J. Cryan has been a member of the OPT Board of Directors since October 2012. Mr. Cryan was our lead independent director from October 2013 to June 2014 when he became Chairman of the Board. Since September 2001, Mr. Cryan has been Co-founder and Managing Director of Concert Energy Partners, LLC, an investment and private equity firm with a focus on the traditional and alternative energy, power and natural resources industries. In addition to his responsibilities at Concert Energy Partners, Mr. Cryan has served on the boards of directors of a number of publically traded companies including, Uranium Resources, Inc., since 2006; Global Power Equipment Group Inc., since 2008; Superior Drilling Products, since May 2014; Gryphon Gold Corporation from 2009 to 2012; and The Providence Service Corporation from 2009 to 2011. From September 2012 until April 2013, Mr. Cryan also served as interim President and CEO of Uranium Resources, Inc., and was elected as Chairman of the Board of Directors of Uranium Resources, Inc. in June 2014. Mr. Cryan has been President and CEO of Global Power Equipment Group Inc., since March 2015. Prior to joining our Board of Directors, Mr. Cryan was a member of our Board of Advisors. Mr. Cryan earned his Bachelor of Arts degree from Tufts University in 1983 and a Master’s of Science degree in Economics from The London School of Economics in 1984. In December 2014, Terence Cryan was named a Board Leadership Fellow by the National Association of Corporate Directors. We believe Mr. Cryan's qualifications to sit on our Board of Directors include his significant experience in financial matters, his prior board and executive experience at other companies, his broad energy industry background and his extensive expertise in financings, mergers and acquisitions.

David L. Keller has been a member of the OPT Board of Directors since October 2013 and served as the Interim Chief Executive Officer from June 2014 to January 2015. Mr. Keller has also been serving as an independent director of Global Power Equipment Group Inc., a comprehensive provider of power generation equipment and modification and maintenance services for customers in the domestic and international energy, power infrastructure and service industries, since May 8, 2015. He previously served as President, Chief Executive Officer and Director of Global Power Equipment Group Inc., from September 2009 until his retirement in June 2012 and, following his retirement, continued to serve Global Power Equipment Group Inc. as a consultant until March 2013. Mr. Keller previously served as an independent director of Thermo Energy, Inc., a company engaged in the worldwide development, sales and commercialization of patented and/or proprietary municipal and industrial wastewater treatment and power generation technologies from April 2013 to May 2014. Mr. Keller holds a Bachelor of Science degree in Mathematics from the University of Akron. He brings to the Board of Directors a comprehensive knowledge of the power generation industry. In addition to his experience and understanding in the industry, Mr. Keller also has significant executive management experience, having directly overseen sales, manufacturing, accounting, legal, supply chain and personnel functions of a business whose revenues reached approximately $2 billion under his management.

Eileen M. Competti became a member of the Board of Directors on April 24, 2014, replacing the retired George W. Taylor. Ms. Competti will retire from the Babcock & Wilcox Company (B&W) in July, 2015 as Vice President, Global Competitiveness. B&W is a leader in clean energy technology and services, primarily for the nuclear, fossil and renewable power markets, as well as a premier advanced technology and mission critical defense contractor. From 2001 to 2012, Ms. Competti served as President of Diamond Power International, Inc., a subsidiary of the power generation group of B&W. Ms. Competti has 30 years of experience in global energy businesses, having served in various technical, operational, managerial and strategic growth-focused roles. During her tenure at B&W, Ms. Competti served as Board Chairman or Lead Director of subsidiaries and joint ventures in Australia, China, Thailand, Scotland, Finland and Sweden. Ms. Competti also served on the board of directors of the Community Bank Division of United Bancorp from 2005-2007. Ms. Competti earned a Bachelor of Science degree in Industrial Engineering from the University of Cincinnati, a Masters of Business Administration degree from Ohio University, and is also an alumnus of the Stanford Executive Program at Stanford University. We believe Ms. Competti’s qualifications to serve on OPT’s Board of Directors include her significant experience in the clean energy technology industry and executive management, technical and operational experience.

Dean J. Glover became a member of the Board of Directors in October 2014, replacing the retired Mr. Preston. Mr. Glover has been the President & CEO of MIRATECH Group since 2008. Prior to this, he was Senior Vice President and President of the Products Division of Global Power Equipment Group Inc. Mr. Glover joined Global Power in December 2005 as Chief Operating Officer of Braden Manufacturing. Prior to joining Global Power, Mr. Glover led the global supply chain and manufacturing for Diebold Inc. Prior to this Mr. Glover spent 13 years with General Electric in various managerial and technical roles and is a certified Six Sigma Master Black belt. Mr. Glover holds a Bachelors Degree in Mechanical Engineering from the University of Nebraska and an M.B.A. from the Kellogg Graduate School of Management, Northwestern University. Mr. Glover has extensive international experience having lived in various international locations for most of his career. Mr. Glover has over 25 years of commercial and technical experience in industry. We believe Mr. Glover’s qualifications to sit on our Board of Directors include his significant managerial, commercial and technical experience in the energy technology industry.

George H. Kirby has served as our President, Chief Executive Office and a member of the Board of Directors since January 20, 2015, replacing Interim Chief Executive Officer David L. Keller. Prior to this, he joined AECOM Technology Corporation (NYSE: ACM) a leading provider of engineering, procurement and construction (“EPC”) services in September 2013 as Senior Vice President. In this role, he led their Energy Business Line for the north U.S. region providing services for utilities, power transmission and generation developers, and large industrial energy efficiency end-users. Prior to AECOM, he joined SAIC Energy, Environment, & Infrastructure (NYSE: SAIC) in January 2012 a global leader in solutions for national security, healthcare and engineering, as Managing Director for their Asset Transactions group providing power generation investors and developers with technical and market consulting and advisory services, and was promoted to Vice President in 2013 providing EPC services to Investor Owned Utilities. In 2009, he joined American Superconductor (NASDAQ: AMSC) as Director of Global Sales and was promoted to Managing Director of the Americas and Australia in 2011. From 2000 to 2009, Mr. Kirby held significant leadership roles at General Electric in both GE Energy and GE Capital (NYSE: GE) in product development, global sales, quality and project finance. We believe Mr. Kirby’s significant leadership experience in energy industries qualifies him to serve on our Board of Directors.

Robert J. Burger became a member of the Board of Directors on May 8, 2015. Mr. Burger has a broad range of international executive experience in both the alternative and traditional energy industries, and is currently on the Board of Directors for Victory Energy Operations, LLC, a Saw Mill Capital Company. Victory Energy designs and manufactures industrial boilers for the power and chemical industries. From 2012 through 2015, Mr. Burger served as President and CEO of MAN Diesel & Turbo North America Inc., based in Houston, TX, a subsidiary of the German multi-national corporation, MAN SE. MAN is the world’s leading provider of large-bore diesel engines for use in ships and power stations, and a top provider of turbo-machinery for oil & gas, chemical, and industrial applications. From 2007 to 2012, Mr. Burger was with LM Wind Power, a Danish company and the world’s largest independent provider of wind turbine blades and service. He served as President of LM’s Service Americas business, based in Portland, OR, and prior to that as Director of Global Service, based at LM’s corporate headquarters in Amsterdam, The Netherlands. From 2005 to 2007, Mr. Burger led Aerisyn, LLC, a start-up fabricator of wind turbine towers based in Chattanooga, TN. Mr. Burger’s corporate career began in the energy division of General Electric, where he rose through the ranks to lead their Gas Turbine Product Service business worldwide, serving in various engineering, production, quality, and customer service roles along the way. Prior to GE, Mr. Burger was an officer in the U.S. Navy, driving ships and managing the ship’s power plant for several years, including a three-year tour in Japan, and then specializing in large-scale shipyard engineering, repair, and modification projects, to include underwater salvage. He was a fully-qualified U.S. Navy Diving Officer. Mr. Burger holds two graduate degrees in Mechanical Engineering, both an M.S. and a D.Mech. Eng., from the Naval Postgraduate School in Monterey, CA, where he did extensive postgraduate work in total ship systems design. He is a graduate of the U.S. Naval Academy, where he earned a B.S. in Ocean Engineering. We believe Mr. Burger’s qualifications to serve on our Board of Directors include his broad range of executive experience in both alternative and traditional energy industries.

Executive Officers

We have two executive officers who are not directors:

Name	Age	Position with Ocean Power Technologies, Inc.

Mark A. Featherstone	53	Chief Financial Officer and Treasurer

David R. Heinz	59	Chief Operating Officer

Mark A. Featherstone has served as our Chief Financial Officer since December 2013. Prior to joining OPT, Mr. Featherstone worked for a number of publicly-held and privately-owned industrial and consumer manufacturing and distribution companies.  From May 2013 to December 2013, Mr. Featherstone served as Chief Financial Officer of Heat Transfer Products LLC, a private equity owned commercial refrigeration components manufacturer. From June 2012 to May 2013, Mr. Featherstone was an independent consultant specializing in interim CFO services, financial statement restatements and debt restructuring.  From 2001 to June 2012, Mr. Featherstone was employed by Quaker Chemical Corporation, a NYSE-listed specialty chemical manufacturer, serving as CFO from 2007 until June 2012. Mr. Featherstone began his career at the international accounting firm of Arthur Andersen & Company. Over his career, Mr. Featherstone has raised both debt and equity, has overseen mergers, acquisitions, and divestitures as well as been responsible for financial reporting and other matters. Mr. Featherstone holds a Master of Business Administration degree from Drexel University and a Bachelors degree in Accounting from Pennsylvania State University.

David R. Heinz was appointed Vice President, Autonomous Power in January 2014 and has served as our Chief Operating Officer since June 2014. Prior to joining OPT, Mr. Heinz was Vice President and General Manager of Maritime Systems for iRobot, Inc. from Sept 2010 to Oct 2012, developing and building autonomous underwater robots serving both academic and military customers. During his military career, Mr. Heinz was a highly decorated U.S. Marine Corps officer retiring in Sept 2010 at the rank of Major General.   His recent assignments included the Deputy Program Executive Officer (DPEO) from June 2006 to April 2009 and Program Executive Officer (PEO) from April 2009 to Feb 2010 for the F-35 Lightning II Program in Arlington, VA.   Mr. Heinz is also a Registered Investment Advisor Associate. Mr. Heinz holds a Bachelor of Science Degree in Systems Engineering from the U.S. Naval Academy, a Master of Science degree in Computer Science with a subspecialty in Artificial Intelligence from the Florida Institute of Technology and a Master of Arts degree in National Security and Strategic Studies from the Naval Warfare College.

Corporate Governance

Our Board of Directors believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance guidelines and practices that our Board has adopted. Complete copies of our corporate governance guidelines, committee charters and code of business conduct and ethics are available on the corporate governance section of our website, www.oceanpowertechnologies.com. Alternatively, you can request a copy of any of these documents by writing to our Secretary at 1590 Reed Road, Pennington, NJ 08534.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of the Company and our stockholders. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:

●	the Board’s principal responsibility is to oversee the management of Ocean Power Technologies, Inc.;

●	a majority of the members of the Board shall be independent directors;

●	the non-employee directors shall meet regularly in executive session;

●	directors have full and free access to management and, as necessary and appropriate, independent advisors; and

●	at least annually, the Board and its committees will conduct a self-evaluation to determine whether they are functioning effectively.

Meetings of the Board of Directors

The Board of Directors held eleven meetings during fiscal 2015. During fiscal 2015, each director attended at least 75% of the aggregate of the total number of meetings of (a) the Board of Directors and (b) the committees on which such director served.

Our corporate governance guidelines provide that directors are expected to attend the Annual Meeting of Stockholders. All directors attended the 2014 Annual Meeting of Stockholders.

Board Leadership Structure

The Board of Directors is led by the chairman, and currently Mr. Cryan is serving as the Chairman. The Board of Directors has also established the position of Chief Executive Officer (CEO), and currently Mr. Kirby is serving as CEO. The Board of Directors recognizes that, depending on the circumstances, other leadership structures might be appropriate. Accordingly, the Board of Directors periodically reviews its leadership structure.

Board Committees

Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the Board. The charters of all Board committees are available on our website at www.oceanpowertechnologies.com.

Our Board has determined that all of the members of the Compensation Committee and the Nominating and Corporate Governance Committee are independent as defined under Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ Stock Market, as applicable. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by Rule 5605(c) of the NASDAQ Stock Market and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Audit Committee.  The current members of our Audit Committee are Terence J. Cryan, Eileen M. Competti, and Dean Glover. Mr. Cryan was the chair of the committee during fiscal 2015. Effective July 1, 2015, Mr. Glover assumed this position. They are both audit committee financial experts. The Audit Committee met six times in fiscal 2015.

Our Audit Committee assists our Board of Directors in its oversight of the integrity of our consolidated financial statements, our independent registered public accounting firm’s qualifications, independence and performance.

Our Audit Committee’s responsibilities include: appointing, approving the compensation of, and assessing the independence of, our independent registered public accounting firm; overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from our independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures; monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics; establishing procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our independent registered public accounting firm and management; and preparing the Audit Committee report required by Securities and Exchange Commission (“SEC”) rules.

Compensation Committee.  The current members of our Compensation Committee are Terence J. Cryan, Eileen M. Competti, David Keller and Dean Glover. Ms. Competti is the chair of the committee. Our Compensation Committee assists our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers.

Our Compensation Committee’s responsibilities include: reviewing and approving, or making recommendations to the Board of Directors with respect to, our chief executive officer and other executive officers’ compensation; evaluating the performance of our executive officers and reviewing and approving, or making recommendations to the Board of Directors with respect to, overseeing and administering, and making recommendations to the Board of Directors with respect to, our cash and equity incentive plans. The Compensation Committee met four times in fiscal 2015.

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. To date, the Compensation Committee has utilized independent salary surveys and consultants to evaluate executive officer compensation.

Nominating and Corporate Governance Committee.  The members of our Nominating and Corporate Governance Committee are Terence J. Cryan, David Keller, Dean Glover, and Eileen M. Competti. Mr. Cryan is the chair of the committee.

Our Nominating and Corporate Governance Committee’s responsibilities include: recommending to the Board of Directors the persons to be nominated for election as directors or to fill vacancies on the Board of Directors and to be appointed to each of the Board’s committees; overseeing an annual review by the Board of Directors with respect to management succession planning; developing and recommending to the Board of Directors corporate governance principles and guidelines; overseeing periodic evaluations of the Board of Directors; and reviewing and making recommendations to the Board of Directors with respect to director compensation. The Nominating and Corporate Governance Committee met six times in fiscal 2015.

Special Committee. On June 10, 2014, the Company announced that the Board of Directors had appointed a Special Committee composed of outside directors and the Interim Chief Executive Officer. The Special Committee consisted of Eileen M. Competti as the chair, Terence J. Cryan and David L. Keller. The Special Committee was charged with the responsibility to conduct an internal investigation into the agreement between Victorian Wave Partners Pty Ltd, a project-specific operating entity wholly-owned by the Company's subsidiary Ocean Power Technologies (Australia) Pty Ltd, and the Australian Renewable Energy Agency, and related public statements concerning that project. The Special Committee retained outside counsel the law firm of Reed Smith to assist in this investigation. In October 2014, the Special Committee disbanded

Risk Oversight

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board of Directors regularly reviews information regarding the Company’s financial position and operations, as well as the risks associated with each. While the Board of Directors is ultimately responsible for risk oversight at the Company, our Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Nominating and Corporate Governance Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks associated with the Board organization, membership and structure of the Board of Directors, succession planning for our directors and executive officers, and corporate governance.

Director Nomination Process

The process followed by our Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Corporate Governance Committee and the Board.

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, our Nominating and Corporate Governance Committee applies the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry or of other industries with comparable risks and issues, experience, diligence, potential conflicts of interest and the ability to act in the interests of all stockholders. The Nominating and Corporate Governance Committee considers the value of diversity when recommending candidates. The committee views diversity broadly to include diversity of experience, skills and viewpoint. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our Board believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities.

Stockholders may recommend individuals to our Nominating and Corporate Governance Committee for consideration as potential director candidates. The Nominating and Corporate Governance Committee will evaluate stockholder-recommended candidates by following the same process and applying the same criteria as it follows for candidates submitted by others.

Stockholders may directly nominate a person for election to our Board by complying with the procedures set forth in Article I, Section 1.10 of our by-laws, and with the rules and regulations of the SEC. Under our by-laws, only persons nominated in accordance with the procedures set forth in the by-laws will be eligible to serve as directors. In order to nominate a candidate for service as a director, you must be a stockholder at the time you give the Board notice of your nomination, and you must be entitled to vote for the election of directors at the meeting at which your nominee will be considered. In accordance with our by-laws, director nominations generally must be made pursuant to notice to our Secretary delivered to or mailed and received at our principal executive offices at 1590 Reed Road, Pennington, NJ 08534, not later than the 90th day, nor earlier than the 120th day, prior to the first anniversary of the prior year’s annual meeting of stockholders. Your notice must set forth (i) the name, age, business address and residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the class and number of shares of capital stock of Ocean Power Technologies, Inc. owned beneficially or of record by the nominee and (iv) all other information relating to the nominee that is required to be disclosed in solicitations of proxies for the election of directors in an election contest, or is otherwise required, in each case, pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated there under. The stockholder making the nomination must include his or her name and address, a statement as to the class and amount of shares beneficially owned by the stockholder, a description of any arrangements or understandings between the stockholder and the nominee, a representation that the stockholder intends to appear in person or by proxy at the annual meeting and a representation as to whether such stockholder intends, or is part of a group that intends, to deliver a proxy statement/and or solicit proxies.

Communicating with the Independent Directors

Our Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. The chairman (if an independent director), or the lead independent director (if one is appointed), or otherwise the chairman of the Nominating and Corporate Governance Committee, is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as he or she considers appropriate.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments considered to be important for the directors to know. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we receive repetitive or duplicative communications.

Stockholders who wish to send communications on any topic to our Board should address such communications to Board of Directors c/o Secretary, Ocean Power Technologies, Inc., 1590 Reed Road, Pennington, NJ 08534.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer and principal financial officer) and directors. The Code of Business Conduct and Ethics is posted on our website at www.oceanpowertechnologies.com and can also be obtained free of charge by sending a request to our Secretary at 1590 Reed Road, Pennington, NJ 08534. Any changes to or waivers under the Code of Business Conduct and Ethics as it relates to our chief executive officer, chief financial officer, controller or persons performing similar functions must be approved by our Board of Directors and will be disclosed in a Current Report on Form 8-K within four business days of the change or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued there under, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal 2015 in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Each non-employee director annually receives $45,000 and a choice of either (a) an option worth $50,000, based on the Black-Scholes formula, to purchase shares of Common Stock that vests 100% on the first anniversary of the grant, or (b) Common Stock worth $50,000, which vests in equal installments over three years. Each non-employee director also receives a per annum supplement ranging from $2,000 to $8,000 for each committee that they chair. In addition the Chairman of the Board annually receives an additional $38,000.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our Board of Directors.

The following table summarizes compensation paid to our non-employee directors in fiscal 2015.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock and Option Awards ($)(7)		All Other Compensation ($)	Total ($)
Terence J. Cryan	143,463	50,000	(1)	—	193,463

David L. Keller	17,500	50,000	(1)	—	67,500

Eileen M. Competti	85,125	75,000	(2) (3)	—	160,125

Dean J. Glover	24,500	50,000	(1)	—	74,500

Seymour S. Preston III(4)	23,500	—		—	23,500

(1)

The amount of $50,000 represents the fair value of shares on October 2, 2014, the date of the grant, in accordance with Accounting Standards Codification (ASC) No. 718, Compensation – Stock Compensation (ASC) 718. The restricted stock awards were granted to our non-employee directors for service on the Board of Directors for fiscal 2015.

(2)

The amount of $50,000 represents the fair value of options on October 22, 2014, the date of the grant, in accordance with Accounting Standards Codification (ASC) No. 718, Compensation – Stock Compensation (ASC) 718. The option award was granted to our non-employee director for service on the Board of Directors for fiscal 2015.

(3)

The amount of $25,000 represents the fair value of options on October 22, 2014, the date of the grant, in accordance with Accounting Standards Codification (ASC) No. 718, Compensation – Stock Compensation (ASC) 718. The option award was granted to our non-employee director for service on the Board of Directors from April 24, 2014 to October 2, 2014 for fiscal 2014.

(4)	Mr. Preston retired as a non-employee director effective at the 2014 Annual Meeting of Stockholders on October 2, 2014.

The breakdown of restricted stock and option awards to each of the non-employee directors during fiscal 2015 was as follows:

	Restricted Stock Awards	Option Awards	Total

Mr. Cryan	49,504	—	49,504

Mr. Keller	153,504	—	153,504

Ms. Competti	—	106,613	106,613

Mr. Glover	49,504	—	49,504

Executive Compensation

Overview of Executive Compensation

Our Compensation Committee is responsible for overseeing the compensation of all of our executive officers. In this capacity, the Compensation Committee designs, implements, reviews and approves all compensation for our named executive officers. The goal of the Compensation Committee is to ensure that our compensation programs are aligned with our business goals and objectives and that the total compensation paid to each of our named executive officers is fair, reasonable and competitive.

Compensation Objectives and Philosophy

Our compensation programs are designed to attract and retain qualified and talented executives, motivating them to achieve our business goals and rewarding them for superior short- and long-term performance. In particular, our compensation programs are intended to reward the achievement of specified predetermined quantitative and qualitative goals and to align our executives’ interests with those of our stockholders in order to attain the ultimate objective of increasing stockholder value.

Elements of Total Compensation and Relationship to Performance

Key elements of these programs include:

●

base salary compensation designed to reward annual achievements, with consideration given to the executive’s qualifications, scope of responsibility, leadership abilities and management experience and effectiveness;

●	cash bonus awards designed to align executive compensation with business objectives and performance; and

●

equity-based incentive compensation, primarily in the form of stock options and restricted stock, the value of which is dependent upon the performance of our Common Stock, and which is subject to multi-year vesting that requires continued service and/or the attainment of certain performance goals.

Determining and Setting Executive Compensation

Our management develops our compensation plans by utilizing publicly available compensation and on-line survey data for a broad selection of national and regional companies, which we believe are generally comparable to the Company in terms of public ownership, organization structure, size and stage of development, and against which we believe we may compete for executive talent. The results of these analyses are reviewed with and approved by the Compensation Committee annually. We believe that these compensation practices provide us with appropriate compensation guidelines. The Compensation Committee generally targets compensation for our executives near the median range of compensation paid to similarly situated executives in comparable companies covered by the on-line survey data. Other considerations, including market factors, the unique nature of our business and the experience level of an executive, may dictate variations to this general target.

Our business is characterized by a long product development cycle, including a lengthy engineering and product-testing period. Because of this, many of the traditional benchmarking metrics, such as product sales, revenues and profits are inappropriate for our company at this time. Instead, the specific factors the Compensation Committee considers when determining our named executive officers’ compensation include:

●	key product development initiatives;

●	technology advancements;

●	achievement of regulatory and other commercial milestones;

●	establishment and maintenance of key strategic relationships;

●	implementation of appropriate financing strategies; and

●	financial and operating performance.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the two fiscal years ended April 30, 2015 and 2014 to our former executive vice chairman, former chief executive officer and former and current chief financial officer. We refer to these officers collectively as our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)			Option Awards ($)		Restricted Stock Awards ($)		All Other Compensation ($)		Total ($)
		(a)		(b)			(c)

George H. Kirby	2015	102,414		—			—		85,800	(d)	58,315	(g)(h)	246,529
Chief Executive Officer	2014	—		—			—		—		—		—

David L. Keller	2015	204,188	(i)	50,000	(	j	) —		48,880	(k)	17,567	(l)	320,635
Interim Chief Executive Officer	2014	—		—			—		—		—		—

Charles F. Dunleavy	2015	76,643		—			—		—		1,439	(e)	78,082
Former Chief Executive Officer	2014	375,000		—			79,986		—		11,511	(e)	466,497

Mark A. Featherstone	2015	274,388		—			—		57,300	(d)	3,430	(e)	335,118
Chief Financial Officer	2014	103,327		20,140			86,325		62,250	(d)	—		272,042

David R. Heinz	2015	304,553		—				—	57,300	(d)	28,028	(e)(f)	389,881
Chief Operating Officer	2014	88,389		17,416			101,540		87,150	(d)	15,036	(f)	309,531

(a)

Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements, due to increases in salary levels and payments for unused vacation during each fiscal year.

(b)

The amounts in this column reflect cash bonuses earned by the named executive officers for performance during the applicable fiscal year. All bonuses for named executive officers are entirely discretionary and have not been determined as of the date of this filing for fiscal 2015.

(c)

The entries in the option awards column reflect the grant date fair value of the awards for fiscal 2015 and 2014, as applicable, for financial statement reporting purposes in accordance with Accounting Standards Codification (ASC) No. 718, Compensation — Stock Compensation, excluding forfeiture assumptions, and utilizing the Black-Scholes method. See Note 2(m) of the Notes to Consolidated Financial Statements for a discussion of the relevant assumptions used to determine the valuation of our stock options for accounting purposes.

(d)

The amounts in this column reflect grant date fair value of the awards for fiscal 2015 and 2014, as applicable, for financial statement reporting purposes in accordance with Accounting Standards Codification (ASC) No. 718, Compensation — Stock Compensation. See Notes 2(m) and 11 of the Notes to Consolidated Financial Statements, for a discussion regarding the valuation of our restricted stock for accounting purposes.

(e)	In each case, reflects Company 401(k) plan matching contributions.

(f)	This amount includes $24,964 and $15,036 for 2015 and 2014, respectively, for eligible relocation expenses in accordance with Mr. Heinz’s Employment Agreement.

(g)	This amount of $8,315 is for eligible relocation expenses in accordance with Mr. Kirby’s Employment Agreement.

(h)	This amount includes a one-time starting bonus of $50,000

(i)

During fiscal 2015, the Company entered into an agreement with David L. Keller, who has served as a non-executive director of the Company since October 2013. Under this agreement, Mr. Keller served as Interim Chief Executive Officer effective with the June 9, 2014 termination of the Company’s former Chief Executive Officer, Charles F. Dunleavy. Mr. Keller continued in this position until Mr. Kirby was hired as Chief Executive Officer effective January 20, 2015. Mr. Keller received a consulting fee of $1,500 per day for services provided.

(j)	Mr. Keller was awarded a $50,000 cash bonus for his service as Interim Chief Executive Officer during fiscal 2015.

(k)

The amount of $48,880 represents the fair value of shares on January 28, 2015, the date of the grant, in accordance with Accounting Standards Codification (ASC) No. 718, Compensation – Stock Compensation (ASC) 718. The restricted stock award was granted for Mr. Keller’s service as the Interim Chief Executive Officer effective with the June 9, 2014 termination of the Company’s former Chief Executive Officer, Charles F. Dunleavy. Mr. Keller continued in this position until George H. Kirby was appointed President, Chief Executive Officer and Director of the Company effective January 20, 2015. Mr. Keller continues to serve as a non-executive director of the Company.

(l)	This amount is for eligible travel expenses in accordance with Mr. Keller’s Interim Chief Executive Officer Agreement.

Employment Agreements

George H. Kirby — Chief Executive Officer and Director

Under an agreement entered into on December 29, 2014, Mr. Kirby is entitled to an annual base salary of $360,000 subject to adjustment upon annual review by our Board of Directors. Mr. Kirby’s is also eligible to earn discretionary incentive bonuses and incentive compensation. The Company also reimbursed Mr. Kirby for his eligible relocation costs.

Upon the termination of his employment other than for cause, or if he terminates his employment for good reason, Mr. Kirby has the right to receive severance payments. If such termination occurs before the first year of employment, Mr. Kirby will receive six months of his base salary. If such termination occurs after the first year of employment, Mr. Kirby will receive twelve months of his base salary then in effect. Pursuant to this agreement, Mr. Kirby is prohibited from competing with us and soliciting our customers, prospective customers or employees during the term of his employment and for a period of one year after the termination or expiration of his employment.

 Mark A. Featherstone — Chief Financial Officer and Treasurer

Under an agreement entered into in November 26, 2013, Mr. Featherstone is entitled to an annual base salary of $270,000 subject to adjustment upon annual review by our Board of Directors. Mr. Featherstone’s base salary has been adjusted by our Board of Directors and was increased to $274,388 effective May 1, 2014. Mr. Featherstone is also eligible to earn discretionary incentive bonuses and incentive compensation.

Upon the termination of his employment other than for cause, or if he terminates his employment for good reason, Mr. Featherstone has the right to receive severance payments equal to twelve months of his base salary then in effect. Pursuant to this agreement, Mr. Featherstone is prohibited from competing with us and soliciting our customers, prospective customers or employees during the term of his employment and for a period of one year after the termination or expiration of his employment.

David R. Heinz — Chief Operating Officer

Under an agreement entered into in January 13, 2014, Mr. Heinz is entitled to an annual base salary of $290,000 subject to adjustment upon annual review by our Board of Directors. Mr. Heinz’s base salary has been adjusted by our Board of Directors and was increased to $306,432 effective June 17, 2014 in connection with his promotion to Chief Operating Officer. Mr. Heinz is also eligible to earn discretionary incentive bonuses and incentive compensation.

Upon the termination of his employment other than for cause, or if he terminates his employment for good reason, Mr. Heinz has the right to receive severance payments. If such termination occurs after 180 days of employment Mr. Heinz will receive three months of Base Salary. If such termination occurs after 360 days of employment Mr. Heinz will receive six months of Base Salary. If such termination occurs after 720 days of employment Mr. Heinz will receive 12 months of Base Salary. The Company will also reimburse Mr. Heinz for up to $40,000 of his eligible relocation costs. In the event Mr. Heinz terminates his employment with the Company other than for Good Reason, or if the Company terminates his employment for Cause prior to his one year anniversary, he would be required to repay 100% of the relocation reimbursement. After Mr. Heinz’s one year anniversary, but before his two year anniversary, he would be required repay 50% of the relocation reimbursement. Pursuant to this agreement, Mr. Heinz is prohibited from competing with us and soliciting our customers, prospective customers or employees during the term of his employment and for a period of one year after the termination or expiration of his employment.

Charles F. Dunleavy — Former Chief Executive Officer

On June 9, 2014, Mr. Dunleavy was terminated for cause as an employee of the Company. Mr. Dunleavy did not receive any severance payments under his employment agreement with the Company. Mr. Dunleavy forfeited all vested and unvested stock options upon termination.

Stock Option and Other Compensation Plans

2001 Stock Plan

Our 2001 Stock Plan was adopted by our Board of Directors and approved by our stockholders on August 24, 2001. The 2001 Stock Plan provides for the grant of incentive stock options, non-statutory options, restricted stock awards and stock awards. A maximum of 1,000,000 shares of Common Stock are authorized for issuance under our 2001 Stock Plan. Our employees, officers, directors, consultants and advisors are eligible to receive awards under our 2001 Stock Plan; however, incentive stock options may only be granted to our employees.

Our Board of Directors administers our 2001 Stock Plan. Pursuant to the terms of our 2001 Stock Plan, and to the extent permitted by law, our Board may delegate administrative authority to a committee composed of two or more of our non-executive directors. Our Board of Directors, or a committee to whom the Board of Directors delegates authority, selects the recipients of awards and determines:

●	the number of shares of Common Stock covered by options and the dates upon which the options become exercisable;

●	the exercise price of options;

●	the duration of the options; and

●	the terms and conditions of awards, including transfer restrictions, conditions for repurchase and rights of first refusal.

The 2001 Stock Plan provides that outstanding options shall become fully exercisable if we undergo a fundamental transaction, as defined in the 2001 Stock Plan, and the successor entity does not assume the options under the 2001 Stock Plan or substitute equivalent options.

As of April 30, 2015, options to purchase 40,200 shares of our Common Stock at a weighted average exercise price of $12.39 were outstanding under our 2001 Stock Plan, options to purchase 43,100 shares of Common Stock had been exercised and options to purchase 764,890 shares of Common Stock had been forfeited. No further stock options or other awards have been granted under the 2001 Stock Plan since the effective date of our 2006 Stock Incentive Plan described below.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan was adopted by our Board of Directors on December 7, 2006, was approved by our stockholders on January 12, 2007 and became effective on April 24, 2007. The 2006 Stock Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-unit awards. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215 shares. In 2010, our Board of Directors approved amending and restating the 2006 Stock Incentive Plan to make certain adjustments, including imposing minimum performance periods for performance awards and minimum vesting periods for time-based awards, a requirement that we obtain stockholder approval prior to certain option and stock appreciation right repricing actions, and limiting the situations in which vesting periods may be waived or accelerated. This amendment and restatement did not require the approval of our stockholders. On October 2, 2013, a further amendment to the 2006 Stock Incentive Plan was approved by the Company’s Stockholders, increasing the aggregate number of shares authorized for issuance by an additional 800,000 shares to 2,453,215.

Our employees, officers, directors, consultants and advisors are eligible to receive awards under our 2006 Stock Incentive Plan; however, incentive stock options may only be granted to our employees. The maximum number of shares of Common Stock with respect to which awards may be granted to any participant under our 2006 Stock Incentive Plan is 200,000 per calendar year.

Our 2006 Stock Incentive Plan is administered by our Board of Directors. Pursuant to the terms of our 2006 Stock Incentive Plan, and to the extent permitted by law, our Board of Directors may delegate authority to one or more committees or subcommittees of the Board of Directors or to our officers. Our Board of Directors or any committee to whom the Board of Directors delegates authority selects the recipients of awards and determines:

●	the number of shares of Common Stock covered by options and the dates upon which the options become exercisable;

●	the exercise price of options; provided, however, that the exercise price shall not be less than 100% of the fair market value of the underlying Common Stock on the date the option is granted;

●	the duration of the options; and

●

the number of shares of Common Stock subject to any restricted stock or other stock-unit awards and the terms and conditions of such awards, including conditions for repurchase, issue price and repurchase price.

If our Board of Directors delegates authority to an officer, the officer has the power to make awards to all of our employees, except to executive officers. Our Board of Directors will fix the terms of the awards to be granted by such officer, including the exercise price of such awards, and the maximum number of shares subject to awards that such officer may make.

If a merger or other reorganization event occurs, our Board of Directors may provide that all of our outstanding options are to be assumed or substituted by the successor corporation. Our Board of Directors may also provide that, in the event the succeeding corporation does not agree to assume, or substitute for, outstanding options, then all unexercised options will become exercisable in full prior to the completion of the event and that these options will terminate immediately prior to the completion of the merger or other reorganization event if not previously exercised. Our Board of Directors may also provide for cash out of the value of any outstanding options.

No awards may be granted under our 2006 Stock Incentive Plan after December 6, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date. Our Board of Directors may amend, suspend or terminate our 2006 Stock Incentive Plan at any time, except that stockholder approval will be required for any revision that would materially increase the number of shares reserved for issuance, expand the types of awards available under the plan, materially modify plan eligibility requirements, extend the term of the plan or materially modify the method of determining the exercise price of options granted under the plan, or otherwise as required to comply with applicable law or stock market requirements.

As of April 30, 2015, options to purchase 1,043,752 shares of our Common Stock at a weighted average exercise price of $4.01 were outstanding under our 2006 Stock Incentive Plan, 4,266 options to purchase shares of Common Stock had been exercised and options to purchase 1,392,862 shares of Common Stock had been forfeited.

As of April 30, 2015, we had granted 1,175,249 shares of restricted Common Stock under our 2006 Stock Incentive Plan, of which 840,841 remain outstanding.

2015 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2015:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #		Market Value of Shares or Units of Stock That Have Not Vested ($)

Featherstone	9,250	(a)	33,333	(a)	2.49	1/20/2024
							16,666	(b)	9,333	(b)
							30,000	(c)	16,800	(c)
							60,000	(d)	33,600	(d)
Heinz	15,000	(e)			2.49	1/20/2024
	8,325	(a)	30,000	(a)	2.49	1/21/2024
							13,333	(b)	7,466	(b)
							30,000	(c)	16,800	(c)
							60,000	(d)	33,600	(d)
Kirby
							60,000	(f)	33,600	(f)
							120,000	(g)	67,200	(g)
Total	32,575		63,333				389,999		218,399

(a)	These options were granted on January 20, 2014 and vest over a three year period based on performance criteria determined by the Compensation Committee.

(b)	These shares were granted on January 20, 2014 and vest over a three year period based on performance criteria determined by the Compensation Committee.

(c)	These shares were granted on October 22, 2014 and vest over a three year period based on service requirements.

(d)

These shares were granted on December 19, 2014 and vest over a three year performance-based period tied to the Company's total shareholder return (TSR) relative to the shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period.

(e)	These options were fully vested on the grant date.

(f)	These shares were granted on January 20, 2015 and vest over a three year period based on service requirements.

(g)

These shares were granted on January 20, 2015 and vest over a three year performance-based period tied to the Company's total shareholder return (TSR) relative to the shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period.

Potential Payments upon Termination of Employment or Change in Control

The following information sets forth the terms of potential payments to each of our named executive officers in the event of a termination of employment.

Termination by Company without Cause; Termination by Executive for Good Reason.  Our employment agreement with Mr. Kirby provides for severance pay equal to one-half (1/2) of a year of base salary in a lump sum within 30 days in the event that employment is terminated by the Company, other than for cause, upon Mr. Kirby’s disability or by the executive with good reason, each occurring during the first year of employment (i.e., prior to January 20, 2016). After the first year of employment, the amount of severance pay increases to one (1) year of base salary. In both instances, Mr. Kirby would also be entitled to receive any other payments owed such as a short-term bonus, long-term compensation, benefits and expenses reimbursements to the degree such payments are owed for service provided up to the date of termination. Finally, the expiration date of any other options held by Mr. Kirby would be extended to a date 90 days after the date of termination.

Our employment contract with Mr. Heinz provides for severance pay equal to three months if termination occurs after 180 days, six months if termination occurs after 360 days and twelve months if termination occurs after 720 days of employment.

Our employment contract with Mr. Featherstone provides for severance pay equal to one year of base salary payable as salary continuation in accordance with regular payroll practices and the continuation of health care benefits for 12 months in the event that employment is terminated by the Company other than for cause or by the executive with good reason.

Termination by Company for Cause; Termination by Executive without Good Reason.  Under our employment contracts with Mr. Kirby, Mr. Featherstone and Mr. Heinz upon termination for cause or at the executive’s election without good reason, the executive is entitled to the base salary and benefits due and owing to the executive as of the date of termination.

Change in Control. Our employment agreement with Mr. Kirby provides for severance pay equal to one (1) year of base salary if a change of control occurs and Mr. Kirby is terminated by the Company or Mr. Kirby terminates the agreement, each occurring within 90 days of the change of control. Mr. Kirby would also be entitled to receive any other payments owed such as a short-term bonus, long-term compensation, benefits and expenses reimbursements to the degree such payments are owed for service provided up to the date of termination. Finally, the expiration date of any other options held by Mr. Kirby would be extended to a date 90 days after the date of termination. In addition, to the extent that Mr. Kirby has not previously vested in rights and interests held by, Mr. Kirby under the Company’s stock and other equity plans (including stock options, restricted stock, RSU’s, performance units or performance shares) such rights and interest will become 100% vested.

The employment agreements for Mr. Featherstone and Mr. Heinz do not contain change of control provisions; therefore, payments for cash severance and continued healthcare benefits are the same as for termination without cause. The restricted stock agreement provides for accelerated stock vesting upon a change in control.

Termination upon Failure to Renew by the Company. In the event that our employment agreement with Mr. Kirby terminates the end of the term and is not renewed as a result of a decision by the Company not to renew, prior to a decision by Executive not to renew, the Company will pay Mr. Kirby a severance payment in the amount of one (1) year base salary in a lump sum within 30 days after the termination date.

The employment agreements for Mr. Featherstone and Mr. Heinz do not contain similar provisions.

Qualifying retirement.  Under our restricted stock agreements with the named executive officers, upon a Qualifying Retirement 50% of unvested restricted shares will vest immediately. A “Qualifying Retirement” means retirement by the recipient after satisfaction of the conditions in either clause (A) or clause (B): (A) the recipient has both (1) attained the age of 55 and (2) completed at least ten years of employment with the Company; or (B) the sum of the recipient’s age plus the number of years he or she has been employed by the Company equals or exceeds 75 years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of May 31, 2015 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each named executive officer identified in the Summary Compensation Table below, (c) each director and nominee for director, and (d) all executive officers and directors as a group.

The Percentage of Common Stock outstanding is based on 18,349,111 shares of our Common Stock outstanding as of May 31, 2015. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of May 31, 2015 and restricted stock that is currently vested or that will vest within sixty days of May 31, 2015, to be outstanding and to be beneficially owned by the person holding the options or restricted stock for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by them, subject to community property laws, where applicable. The street address of each beneficial owner is c/o Ocean Power Technologies, Inc., 1590 Reed Road, Pennington, NJ 08534.

Name	Amount	Percentage
Executive Officers and Directors

George H. Kirby	—	—

Mark A. Featherstone(1)	27,208	*

David R. Heinz(2)	73,691	*

Robert J. Burger	—	—

Eileen M. Competti(3)	35,538	*

Terence J. Cryan(4)	66,000	*

Dean J. Glover	—	—

David L. Keller(5)	46,092	*

Seymour S. Preston III(6)	66,768	*

Charles F. Dunleavy	107,902	*

All current and former executive officers and directors as a group 10 individuals (7)(8)	423,199	2.3%

Owners of more than 5%

Five More Special Situations Fund Ltd. (9)	1,180,000	6.4%

*     Represents a beneficial ownership of less than one percent of our outstanding Common Stock.

(1)	Includes 9,250 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of May 31, 2015.

(2)	Includes 23,325 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of May 31, 2015.

(3)	Includes 35,538 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of May 31, 2015.

(4)

Includes 65,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of May 31, 2015. Mr. Cryan received 9,000 of these options for his service as a member of the Company’s Board of Advisors.

(5)	Includes 46,092 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of May 31, 2015.

(6)	Includes 5,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of May 31, 2015.

(7)	Includes former Chief Executive Officer Charles F. Dunleavy.

(8)	Excludes vesting performance based stock awards for fiscal 2015. These are awards that have not been determined as of the date of this filing.

(9)	Based on a Schedule 13D filed with the SEC on April 29, 2014. FiveT Capital AG acts as the investment advisor of the beneficial owner.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of April 30, 2015.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)

Equity compensation plans approved by stockholders(1)	1,083,952	$4.32	338,382
Equity compensation plans not approved by stockholders	—	—	—

(1)	Consists of our 2001 Stock Plan and our 2006 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Determination of Independence

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if they are not an executive officer or employee of the Company, and, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has determined that none of Mr. Cryan, Mr. Keller, Ms. Competti, Mr. Glover or Mr. Burger has a relationship that would interfere, or has interfered, with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is an “independent director” as defined under Rule 5605(a) (2) of the NASDAQ Marketplace Rules.

Certain Relationships and Related Person Transactions

Review and Approval of Related Person Transactions

The Audit Committee is charged with the responsibility of reviewing and approving all related person transactions (as defined in SEC regulations), and periodically reassessing any related person transaction entered into by the Company to ensure continued appropriateness. This responsibility is set forth in our Audit Committee charter. A related party transaction will only be approved if the members of the Audit Committee determine that the transaction is in the best interests of the Company. If a director is involved in the transaction, he or she will recue himself or herself from all decisions regarding the transaction.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal 2015	Fiscal 2014

Audit Fees(1)	$249,320	$284,831

Audit-Related Fees(2)	15,000	163,564

Tax Fees(3)	24,294	47,698

All Other Fees(4)	—	—

Total Fees	$288,614	$496,093

(1)

Audit fees consist of fees for the audit and quarterly reviews of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees.” Audit related fees in 2015 consisted of fees for consent in connection with Form S-8 filing. Audit related fees in 2014 consisted of fees for comfort letters in connection with the At the Market (ATM) offering agreement with Ascendiant Capital Markets and an Underwriting Agreement with Roth Capital Partners, LLC, in addition to audit related fees for reviews of grant milestones in the UK and US.

(3)

Tax fees for fiscal 2015 and fiscal 2014 include fees for tax return preparation assistance and review. In addition, fiscal year 2015 included consulting services related to our subsidiary, Ocean Power Technologies, Ltd. in the United Kingdom and fiscal year 2014 included tax services related to our Victorian Wave Partner Pty Ltd project in Australia.

(4)	We were not billed any “Other Fees” in fiscal 2015 or fiscal 2014.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is that all audit services and all non-audit services to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee. The Audit Committee’s approval procedures include the review and approval of engagement letters from our independent registered public accounting firm that document the fees for all audit services and non-audit services, primarily tax advice and tax return preparation and review.

All audit services and all non-audit services in fiscal 2015 and 2014 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

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

OCEAN POWER TECHNOLOGIES, INC.

Date: July 6, 2015

/s/ George H. Kirby
	By:	George H. Kirby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	George H. Kirby	Chief Executive Officer (Principal Executive Officer)	July 6, 2015
	George H. Kirby	Director

/s/	Mark A. Featherstone	Chief Financial Officer and Treasurer	July 6, 2015
	Mark A. Featherstone	(Principal Financial Officer and Principal Accounting Officer)

/s/	Terence J. Cryan	Director	July 6, 2015
Terence J. Cryan

/s/	David L. Keller	Director	July 6, 2015
David L. Keller

/s/	Eileen M. Competti	Director	July 6, 2015
Eileen M. Competti

/s/	DEAN J. GLOVER	Director	July 6, 2015
Dean J. Glover

/s/	ROBERT J. BURGER	Director	July 6, 2015
Robert J. Burger

Exhibits Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to Form 10-Q filed September 14, 2007)
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to Form 10-Q filed September 14, 2007)
4.1	Specimen certificate of common stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
10.1

Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006)

10.2	2001 Stock Plan (incorporated by reference from Exhibit 10.7 to Form S-1 filed November 13, 2006)*
10.3	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013)*
10.4

Amended and Restated Employment Agreement, dated April 8, 2009, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 13, 2009)*

10.5

Lease Agreement, dated August 30, 2005 between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1, as amended on January 27, 2006 (incorporated by reference from Exhibit 10.16 to Form S-1 filed November 13, 2006)

10.6

Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)

10.7

Marketing Cooperation Agreement, dated September 9, 2006, between Ocean Power Technologies, Inc. and Lockheed Martin Corporation through its Maritime Systems and Sensors business unit (incorporated by reference from Exhibit 10.21 to Form S-1/A filed April 10, 2007)

10.8

Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated September 23, 2008 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 10, 2008)+

10.9

Modification of Financial Assistance Award agreement between Ocean Power Technologies, Inc. and US Department of Energy dated October 16, 2008 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 10, 2008)+

10.10	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011)*
10.11

Amended Option Agreement for Purchase of Emissions Credits, dated December 4, 2012, between Ocean Power Technologies, Inc. and its affiliates and Metasource Pty Ltd (formerly known as Woodside Sustainable Energy Solutions Pty Ltd) (incorporated by reference from Exhibit 10.23 to Form 10-K filed July 12, 2013)

10.12

Second Addendum to Lease Agreement, dated June 1, 2008, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1 (incorporated by reference from Exhibit 10.24 to Form 10-K filed July 12, 2013)

10.13

Third Addendum to Lease Agreement, dated March 11, 2013, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1 (incorporated by reference from Exhibit 10.25 to Form 10-K filed July 12, 2013)

10.14

Amendment Letter to Employment Agreement, dated December 12, 2012, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 10-Q filed December 14, 2012)*

10.15

At the Market Offering Agreement, dated as of June 6, 2013, by and between Ocean Power Technologies, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 7, 2013)

10.16

Amendment Letter to Employment Agreement, dated July 11, 2013, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.29 to Form 10-K filed July 12, 2013)*

10.17

Amendment Letter to Employment Agreement, dated July 11, 2013, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.30 to Form 10-K filed July 12, 2013)*

10.18

Commercialization Agreement, dated October 23, 2013, by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co. Ltd. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed December 13, 2013) +

10.19	Employment Agreement, dated December 2, 2013, between Mark A. Featherstone and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2014)*
10.20

Amendment letter to Employment Agreement, dated December 11, 2013, between George W. Taylor and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.2 to Form 10-Q filed March 14, 2014)*

10.21

Amendment letter to Employment Agreement, dated December 11, 2013, between Charles F. Dunleavy and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.3 to Form 10-Q filed March 14, 2014)*

10.22	Executive Transition Agreement between Ocean Power Technologies, Inc. and George W. Taylor, dated April 11, 2014 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 17, 2014)*
10.23

Renewable Energy Demonstration Program-Funding Deed, dated as of September 9, 2010, by and between Victorian Wave Partners Pty Ltd. and Commonwealth of Australia represented by the Department of Resources, Energy and Tourism (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 14, 2014)+

Exhibit Number	Description
10.24

Deed of Variation to Funding Deed (and Notice of Waiver) dated as of January 9, 2014, by and between Victorian Wave Partners Pty Ltd. and Australian Renewable Energy Agency (incorporated by reference from Exhibit 10.2 to Form 8-K filed July 14, 2014)+

10.25	Employment Agreement, dated December 30, 2013, between David R. Heinz and Ocean Power Technologies, Inc.*(incorporated by reference from Exhibit 10.37 to Form 10-K filed July 29, 2014)
10.26	Employment Agreement, dated June 9, 2014, between David L. Keller and Ocean Power Technologies, Inc.* (incorporated by reference from Exhibit 10.38 to Form 10-K filed July 29, 2014)
10.27	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 11, 2015)*
10.28	Fourth Addendum to Lease Agreement, dated January 13, 2015, between Ocean Power Technologies, Inc. and Reed Road Industrial Part LLC #1
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Annual Report on Form 10-K for the fiscal years ended April 30, 2015 and 2014: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

+	Indicates that confidential treatment has been requested for this exhibit.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this assessment using those criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2015.

/s/ GEORGE H. KIRBY
George H. Kirby
Chief Executive Officer

/s/ MARK A. FEATHERSTONE
Mark A. Featherstone
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

July 6, 2015

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$17,335,734	$13,858,659
Marketable securities	75,000	14,493,881
Restricted cash	438,561	6,124,960
Accounts receivable	103,470	308,731
Unbilled receivables	81,658	37,410
Other current assets	186,641	568,377
Total current assets	18,221,064	35,392,018
Property and equipment, net	263,898	317,513
Patents, net	—	828,298
Restricted cash	50,000	1,221,696
Other noncurrent assets	335,924	325,310
Total assets	$18,870,886	$38,084,835
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$352,827	$501,397
Accrued expenses	2,507,119	2,931,239
Advance payment received from customer	—	4,709,055
Unearned revenues	—	992,447
Current portion of long-term debt	100,000	100,000
Total current liabilities	2,959,946	9,234,138
Long-term debt	50,000	150,000
Deferred credits payable-noncurrent	600,000	600,000
Total liabilities	3,609,946	9,984,138
Commitments and contingencies (note 13)
Ocean Power Technologies, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 18,387,769 and 17,593,637 shares, respectively	18,388	17,594
Treasury stock, at cost; 38,658 and 37,852 shares, respectively	(132,016)	(130,707)
Additional paid-in capital	180,786,790	180,454,341
Accumulated deficit	(164,755,055)	(151,640,503)
Accumulated other comprehensive loss	(229,915)	(225,733)
Total Ocean Power Technologies, Inc. stockholders’ equity	15,688,192	28,474,992
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(427,252)	(374,295)
Total equity	15,260,940	28,100,697
Total liabilities and stockholders’ equity	$18,870,886	$38,084,835

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2015	2014
Revenues	$4,105,424	$1,498,892
Cost of revenues	4,671,403	1,510,336
Gross (loss) profit	(565,979)	(11,444)
Operating expenses:
Product development costs	4,149,388	4,564,898
Change in contract loss reserve	—	(785,000)
Selling, general and administrative costs	9,571,193	9,358,967
Total operating expenses	13,720,581	13,138,865
Operating loss	(14,286,560)	(13,150,309)
Interest (expense) income, net	(31,634)	29,656
Other income	419,432	—
Foreign exchange (loss) gain	(462,777)	183,704
Loss before income taxes	(14,361,539)	(12,936,949)
Income tax benefit	1,137,872	1,745,895
Net loss	(13,223,667)	(11,191,054)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	109,115	221,862
Net loss attributable to Ocean Power Technologies, Inc.	$(13,114,552)	$(10,969,192)
Basic and diluted net loss per share	$(0.75)	$(0.91)
Weighted average shares used to compute basic and diluted net loss per share	17,490,552	12,041,824

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended April 30,
	2015	2014

Net loss	$(13,223,667)	$(11,191,054)

Foreign currency translation adjustment	51,976	(128,859)

Total comprehensive loss	(13,171,691)	(11,319,913)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	52,957	204,774

Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(13,118,734)	$(11,115,139)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity

							Accumulated	Total Ocean Power Technologies,
					Additional		Other	Inc,
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balance, April 30, 2013	10,403,215	$10,403	$(33,771)	$(123,893)	$159,155,365	$(140,671,311)	$(79,786)	$18,290,778	$(169,521)	$18,121,257

Net loss	—	—	—	—	—	(10,969,192)	—	(10,969,192)	(221,862)	(11,191,054)

Stock based compensation	—	—	—	—	702,091	—	—	702,091	—	702,091

Issuance of restricted stock, net	79,822	80	—	—	69,475	—	—	69,555	—	69,555

Stock issued upon exercise of stock options	4,266	5	—	—	8,528	—	—	8,533	—	8,533

Acquisition of treasury stock	—	—	(4,081)	(6,814)	—	—	—	(6,814)	—	(6,814)

Sale of stock, net	7,106,334	7,106	—	—	20,518,882	—	—	20,525,988	—	20,525,988

Other comphrehesive loss	—	—	—	—	—	—	(145,947)	(145,947)	17,088	(128,859)

Balance, April 30, 2014	17,593,637	$17,594	(37,852)	$(130,707)	180,454,341	(151,640,503)	(225,733)	28,474,992	(374,295)	28,100,697

Net loss	—	—	—	—	—	(13,114,552)	—	(13,114,552)	(109,115)	(13,223,667)

Stock based compensation	—	—	—	—	179,468	—	—	179,468	—	179,468

Issuance of restricted stock, net	794,132	794	—	—	152,331	—	—	153,125	—	153,125

Acquisition of treasury stock	—	—	(806)	(1,309)	—	—	—	(1,309)	—	(1,309)

Sale of stock, net	—	—	—	—	650	—	—	650	—	650

Other comphrehesive loss	—	—	—	—	—	—	(4,182)	(4,182)	56,158	51,976

Balance, April 30, 2015	18,387,769	$18,388	$(38,658)	$(132,016)	$180,786,790	$(164,755,055)	$(229,915)	$15,688,192	$(427,252)	$15,260,940

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(13,223,667)	$(11,191,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	462,777	(183,704)
Depreciation and amortization	965,156	421,836
Loss on disposals of property, plant and equipment	3,703	195,977
Impairment of long-lived assets	—	2,658
Provision for doubtful accounts	—	(299,958)
Treasury note discount amortization	—	5,391
Compensation expense related to stock option grants and restricted stock	332,593	771,646
Changes in operating assets and liabilities:
Accounts receivable	205,261	787,601
Unbilled receivables	(44,248)	90,188
Other assets	339,460	(448,115)
Accounts payable	(144,791)	(12,363)
Accrued expenses	(368,970)	(983,835)
Advance payment received from customer	(4,709,055)	4,709,055
Unearned revenues	(992,447)	(362,401)
Net cash used in operating activities	(17,174,228)	(6,497,078)
Cash flows from investing activities:
Purchases of marketable securities	(13,821,959)	(23,982,431)
Maturities of marketable securities	28,240,840	23,489,021
Restricted cash	6,828,896	(5,924,960)
Purchases of equipment	(76,390)	(27,268)
Net cash provided by (used in) investing activities	21,171,387	(6,445,638)
Cash flows from financing activities:
Repayment of debt	(100,000)	(100,000)
Proceeds from the exercise of stock options	—	8,533
Proceeds from the sale of common stock, net of costs	650	20,525,988
Acquisition of treasury stock	(1,309)	(6,814)
Net cash (used in) provided by financing activities	(100,659)	20,427,707
Effect of exchange rate changes on cash and cash equivalents	(419,425)	880
Net increase in cash and cash equivalents	3,477,075	7,485,871
Cash and cash equivalents, beginning of period	13,858,659	6,372,788
Cash and cash equivalents, end of period	$17,335,734	$13,858,659
Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$11,200	—

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Background and Liquidity

(a)	Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its PowerBuoys in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of its products and services.

(b)	Liquidity

The Company has incurred net losses and negative operating cash flows since inception. As of April 30, 2015, the Company had an accumulated deficit of $164.8 million. As of April 30, 2015, the Company’s cash and cash equivalents and marketable securities balance was approximately $17.4 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of April 30, 2015, the Company believes that it will be able to finance its capital requirements and operations through at least July 31, 2016. In addition, as of April 30, 2015, the Company’s restricted cash balance was approximately $0.5 million.

During fiscal 2015 and 2014, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s futer operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from insufficiencies of capital, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, performance of PowerBuoys, deployment risks and laws, regulations and permitting. In order to complete our future growth strategy, the Company requires additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to the Company as needed. Historically, the Company has raised proceeds through public capital markets. If our common stock is delisted from NASDAQ, our ability to raise capital through such markets could be adversely affected. If sufficient financing is not obtained, the Company may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures.

In January 2013, the Company filed a shelf registration statement on Form S-3 (the “S-3” or the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013. Under the S-3 Shelf in June 2013, the Company established an at the market offering facility (the “ATM” Facility) with Ascendiant Capital Markets, LLC via an at the market offering agreement (the “ATM” Agreement) Under the ATM Agreement, the Company offered and sold shares of our common stock from time to time through the Manager, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, the Company issued 3,306,334 shares of our common stock at an average price to the public of $3.02 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Also in fiscal 2014, the Company entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, with respect to the issuance and sale in an underwritten Public Offering of an aggregate of 3,800,000 shares of our common stock at a price of $3.10 per share. The Underwriting Agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by the Company. Net proceeds from the Public Offering, which was completed in early April 2014, were approximately $10,828,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of the Company public float. After the 2014 share sales, we fully utilized the ATM Agreement. However, we regained the ability to utilize Form S-3 as we entered fiscal 2016. Of the $40 million authorized under the S-3 Shelf, approximately $18.2 million remains available for issuance. During fiscal 2015, there were no proceeds from the sale of stock under the S-3 Shelf.

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

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements— (Continued)

(2)	Summary of Significant Accounting Policies

(a)	Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a non-controlling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of April 30, 2015, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of April 30, 2015, there were no such entities.

(b)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment; valuation allowances for receivables and deferred income tax assets; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment, particularly the macroeconomic pressures in certain European countries, has increased the degree of uncertainty inherent in those estimates and assumptions.

(c)	Revenue Recognition

The Company’s contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Currently, the Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm \fixed price contracts, the Company receives an agreed-upon amount for providing product development and services specified in the contract. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project.

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

Some of the Company’s projects in fiscal year 2015 were under cost-sharing contracts.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements— (Continued)

(d)	Cash and Cash Equivalents

 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in an overnight U.S. government securities repurchase bank account and a money market account. In accordance with the terms of the repurchase agreement, the Company does not take possession of the related securities. The agreement contains provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreement.

	April 30, 2015	April 30, 2014

Checking and savings accounts	$4,614,400	$2,358,891
Overnight repurchase account	12,721,334	―
Certificates of deposits and US Treasury obligations	―	11,499,768
	$17,335,734	$13,858,659

(e)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2015 and April 30, 2014, all of the Company’s investments were classified as held-to-maturity.

(f)	Restricted Cash and Credit Facility

 A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. During fiscal 2015, the Company reduced the credit facility from €800,000 ($964,656) to approximately €307,000 ($338,561). As of April 30, 2015, there was €278,828 ($307,492) in letters of credit outstanding under this agreement.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU of which $150,000 is outstanding at April 30, 2015. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 7.

In addition, the Company previously had a letter of credit outstanding for the benefit of the Oregon Department of State Lands for the removal of certain of the Company’s anchoring and mooring equipment from the seabed off the coast of Oregon. During fiscal 2015, the Company completed the removal activity and reduced the letters of credit from $1,200,000 to $0.

The Company had classified the initial grant funding received from the Australian Renewable Energy Agency (“ARENA”) of A$5,595,723 ($5,179,960), which includes an amount required to be submitted as goods and services tax (GST), as restricted cash as of April 30, 2014.

During fiscal 2015, the Company remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office (ATO) in accordance with local tax laws and also reclaimed this amount from the ATO during the fiscal period. The Company also returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed of Variation and Termination of Funding Deed executed between the parties in August 2014. The Company had accrued this amount in accrued expenses and recorded this amount as restricted cash at April 30, 2014.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements— (Continued)

Restricted cash includes the following:

	April 30, 2015	April 30, 2014

Australian Renewable Energy Agency (ARENA)	―	$5,179,960
NJBPU agreement	100,000	100,000
Oregon Department of State Lands	―	845,000
Barclay's Bank Agreement	338,561	―
	$438,561	$6,124,960

	April 30, 2015	April 30, 2014
Long Term:
Barclay's Bank Agreement	―	$996,696
NJBPU agreement	50,000	225,000
	$50,000	$1,221,696

(g)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Property and equipment is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

	Year Ended April 30,
	2015	2014
Foreign exchange (loss) gain	$(462,777)	$183,704

Foreign currency denominated certificates of deposit and cash accounts:

	April 30,
	2015	2014
Restricted	$338,561	$6,176,656
Unrestricted	1,100,371	1,232,111
	$1,438,932	$7,408,767

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements— (Continued)

(i)	Patents

External costs related to the filing of patents, including legal and filing fees, are capitalized if expenses related to the filing of a patent are significant. The Company continually re-assesses the remaining useful lives of its long-lived assets and costs are expensed when it is no longer probable that such technology will be utilized. Patents are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the patent may not be recoverable. Amortization expense was approximately $828,000 and $215,000 for the years ended April 30, 2015 and 2014, respectively. The increase in amortization during fiscal 2015 is reflective of the company’s decision to reduce the estimated remaining useful lives, for the purpose of amortizing capitalized external patent costs, from approximately five years to one year, effective for fiscal 2015.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Years Ended April 30,
	2015	2014

Mitsui Shipbuilding & Engineering	40%	38%
US Department of Energy	37%	34%
European Union	23%	15%
UK Government's Technology Strategy Board	―	12%

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

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,924,793 and 1,569,902 for the years ended April 30, 2015 and 2014, respectively, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(l)	Stock-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2015 and 2014 was approximately $333,000 and $772,000, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements— (Continued)

Valuation Assumptions for Restricted Stock and Options Granted During the Years Ended April 30, 2015 and 2014

Restricted Stock

Compensation expense for non-vested restricted stock can be recorded based on its market value on the date of grant and recognized over the associated service and performance period. If the vesting requirement of performance-based grants is tied to the Company's total shareholder return (TSR) relative to the total shareholder return of alternative energy Exchange Traded Funds as measured over a specific performance period then the compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

Options

The fair value of each stock option granted during the years ended April 30, 2015 and 2014 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for fiscal 2015 and for fiscal 2014.

	Years Ended April 30,
	2015	2014
Risk-free interest rate	1.6%	1.66%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.91
Expected volatility	85.49%	76.40%

The above assumptions were used to determine the weighted average per share fair value of $0.72 and $1.27 for stock options granted during the years ended April 30, 2015 and 2014, respectively.

(m)	Income Taxes

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

(n)	Accumulated Other Comprehensive Loss

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

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements— (Continued)

(o)	Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted.  The Company is evaluating the effect ASU 2014-15 will have on its consolidated financial statements and disclosures and have not yet determined the effect of the standard on its ongoing financial reporting at this time.

(3)	Marketable Securities

	April 30, 2015	April 30, 2014
Certificates of Deposit and US Treasury obligations	$75,000	$14,493,881

(4)	Property and Equipment

The components of property and equipment are as follows:

		April 30,
	Life (in years)	2015	2014

Computers and software	3	$527,070	$527,244
Equipment	3 to 7	725,555	845,424
Office furniture and equipment	3 to 7	249,960	283,346
Leasehold improvements	2	182,285	182,285
		1,684,870	1,838,299
Less accumulated depreciation and amortization		(1,420,972)	(1,520,786)

		$263,898	$317,513

Depreciation expense was $136,858 and $206,945 for the years ended April 30, 2015 and 2014, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Balance Sheet Detail

	April 30,
	2015	2014

Patents
Patents	$1,536,029	1,536,029
Accumulated amortization	(1,536,029)	(707,731)
	―	$828,298

Accrued expenses
Project costs	$867,771	1,263,293
Contract loss reserve	198,819	―
Employee incentive payments	529,274	310,370
Accrued salary and benefits	468,366	455,909
Legal and accounting fees	274,656	168,402
Goods and services tax (GST) due to Australian Tax Office	―	470,905
Other	168,233	262,360
	$2,507,119	2,931,239

(6)	Related Party Transactions

	Year Ended April 30,
	2015	2014
Related party consulting expense	$494,188	$	―

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor will receive up to fifteen months of consulting fees at a monthly rate of $20,000. During fiscal 2015, the Company recorded $240,000 in expense relating to this agreement.

In June 2014, the Company entered into an agreement with David L. Keller, who had served as a non-executive director of the Company since October 2013. Under this agreement, Mr. Keller served as Interim Chief Executive Officer effective with the June 9, 2014 termination of the Company’s former Chief Executive Officer, Charles F. Dunleavy and received a consulting fee of $1,500 per day of services provided. Effective January 20, 2015, Mr. George H. Kirby was appointed President, Chief Executive Officer and Director of the Company and Mr. Keller resigned as Interim CEO. Mr. Keller continues to serve as a non-executive director of the Company. During fiscal 2015, the Company recorded $254,188 in expense relating to Mr. Keller’s agreement.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements— (Continued)

(7)	Debt

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

	April 30,
	2015	2014
Total debt	$150,000	$250,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$50,000	$150,000

(8)	Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of April 30, 2015, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of April 30, 2015 and 2014.

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

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2015, and 2014, no shares of preferred stock had been issued.

(11)	Share-Based Compensation Plans

In 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 1,000,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2015, the Company had issued or reserved for issuance 40,200 shares under the 2001 Stock Plan. No further options or other awards have been or will be granted under the 2001 Stock Plan.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements— (Continued)

In 2007, the Company's 2006 Stock Incentive Plan became effective. A total of 803,215 shares were authorized for issuance under the 2006 Stock Incentive Plan. In 2009, an amendment to the 2006 Stock Incentive Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215. On October 2, 2013, a further amendment to the 2006 Stock Incentive Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by an additional 800,000 shares to 2,453,215. As of April 30, 2015, the Company had issued share-based awards for 1,043,752 shares of common stock and had reserved an additional 338,382 shares of common stock for future issuance under the 2006 Stock Incentive Plan. The Company's employees, officers, directors, consultants and advisors are eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan is 200,000 per calendar year. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan is administered by the Company's board of directors, who may delegate authority to one or more committees or subcommittees of the board of directors or to the Company's officers. If the board of directors delegates authority to an officer, the officer has the power to make awards to any of the Company's employees, other than executive officers. The board of directors will fix the terms of the awards to be granted by such officer. No award may be granted under the 2006 Stock Incentive Plan after December 7, 2016, but the vesting and effectiveness of awards granted before that date may extend beyond that date.

(a)	Stock Options

A summary of stock options under the plans described above is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(In Years)

Outstanding April 30, 2013	1,305,988	$7.43	5.9
Exercised	(4,266)	2.00
Forfeited	(320,932)	6.84
Granted	491,502	1.32

Outstanding April 30, 2014	1,472,292	5.53	5.9
Forfeited	(504,253)	7.11
Granted	115,913	1.02

Outstanding April 30, 2015	1,083,952	4.32	5.7

Exercisable April 30, 2015	785,983	$5.45	4.7

As of April 30, 2015, the total intrinsic value of outstanding and exercisable options was $0. As of April 30, 2015, approximately 289,000 additional options were unvested, which options had no intrinsic value and a weighted-average remaining contractual term of 8.3 years. There was approximately $74,000 and $587,000 of total recognized compensation cost related to employees for stock options during the years ended April 30, 2015 and 2014, respectively. As of April 30, 2015, there was approximately $158,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.1 years. The Company typically issues new shares to satisfy option exercises under these plans.

Certain options were granted to non-employee directors and consultants during the years ended April 30, 2015 and 2014. The Company has charged compensation expense of approximately $106,000 and $91,000 related to these option grants, the majority of which relates to non-employee directors. These expenses have been included in selling, general and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2015 and 2014, respectively.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During fiscal year 2015, the Company terminated the employment of Chief Executive Officer Charles F. Dunleavy. At the time of Mr. Dunleavy’s termination, he held 427,357 outstanding options, 304,895 of which were exercisable, at a weighted average per share exercise price of $7.02 and $8.65, respectively. These options were forfeited upon termination.

(b)	Restricted Stock

Compensation expense for non- restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During fiscal 2015, the Company granted 438,012 shares subject to service-based vesting requirements and 371,000 shares subject to performance-based vesting requirements. The service-based vesting grants include a grant to a non-executive director of the Company for 104,000 shares. This grant was issued pursuant to the Company’s Amended and Restricted 2006 Stock Incentive Plan and will vest immediately upon the approval by the shareholders at the 2015 Annual Meeting of additional shares to be authorized under the 2006 Stock Incentive Plan. In the event that the shareholder approval referred to above is not obtained or is otherwise deemed unnecessary, the Board will determine such other vesting schedule or other form(s) of equivalent compensation as may be necessary or appropriate. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis. During fiscal 2015, 9,380 shares of non-vested restricted stock subject to performance-based vesting requirements were forfeited in accordance with performance objectives. Restricted stock issued and unvested at April 30, 2015 included 404,662 shares of non-vested restricted stock subjected to performance-based vesting requirements.

A summary of non-vested restricted stock under the plans is as follows

		Weighted
		Average
	Number	Price per
	of Shares	Share
Issued and unvested at April 30, 2013	54,802	$4.52

Granted	96,239	2.19
Forfeited	(16,417)	5.75
Vested	(37,014)	3.96

Issued and unvested at April 30, 2014	97,610	2.23

Granted	809,012	0.65
Forfeited	(14,880)	1.71
Vested	(50,901)	2.13
Issued and unvested at April 30, 2015	840,841	$0.73

There was approximately $57,000 and $60,000 of total recognized compensation cost relating to restricted stock granted to employees during the years ended April 30, 2015 and 2014, respectively. Certain shares of restricted stock were granted to non-employee directors during the years ended April 30, 2015 and 2014, with respect to which the Company recorded compensation expenses of approximately $96,000 and $34,000 in 2015 and 2014, respectively. As of April 30, 2015, there was approximately $338,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.3 years.

(c)	Treasury Stock

During the years ended April 30, 2015 and 2014, 806 and 4,081 shares of common stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements — (Continued)

(12)	Income Taxes

Loss before income taxes for the years ended April 30, 2015 and 2014 consisted of the following components:

	April 30,
	2015	2014

Domestic	$(12,403,155)	$(9,532,725)
Foreign	(1,958,384)	(3,404,224)
Total loss before income taxes	$(14,361,539)	$(12,936,949)

The components of income taxes (benefit) for the years ended April 30, 2015 and 2014 were as follows:

	April 30,
	2015		2014

Current:
Federal	$	−	$	−
State		(1,137,872)		(1,745,895)
Foreign		−		−
Total current		(1,137,872)		(1,745,895)

Deferred:
Federal		−		−
State		−		−
Foreign		−		−
Total deferred		-		-
Total income tax benefit		$(1,137,872)		$(1,745,895)

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

 Notes to Consolidated Financial Statements — (Continued)

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax rate of 34% to loss before income taxes as a result of the following:

	April 30,
	2015	2014

Computed "expected" tax benefit	(34)%	(34)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(5)	(6)
Stock-based compensation expense	―	1
Federal research and development tax credits	(1)	(1)
Foreign rate differential	1	2
Other non-deductible expenses	3	4
Expiration of net operating losses and tax credit carryforwards	―	―
Expiration in compensatory options	―	―
Proceeds of sale of New Jersey tax benefits	(8)	(13)
Other	8	10
Increase in valuation allowance	28	24
Income tax benefit	(8)%	(13)%

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Significant Components of Deferred Taxes

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2015	2014

Deferred tax assets:
Federal net operating loss carryforwards	$37,135,000	$29,724,000
Foreign net operating loss carryforwards	5,952,000	6,021,000
State operating loss carryforwards	2,175,000	1,411,000
Federal and New Jersey research and development tax credits	2,392,000	2,178,000
Stock compensation	799,000	730,000
Capitalized research and development costs, net of amortization	—	4,901,000
Unrealized foreign exchange loss	518,000	258,000
Accrued expenses	730,000	652,000
Other	1,087,000	881,000

Gross deferred tax assets	50,788,000	46,756,000

Valuation allowance	(50,788,000)	(46,756,000)

Net deferred tax assets	$-	$-

 In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or are utilized. As of April 30, 2015 and 2014, based upon the level of historical taxable losses, valuation allowances of $50,788,000 and $46,756,000, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $4,032,000 and $3,031,000 during the years ended April 30, 2015 and 2014, respectively.

As of April 30, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $109,220,000, which begin to expire in fiscal 2019. The Company also had federal research and development tax credit carryforwards of approximately $2,320,000 as of April 30, 2015, which begin to expire in 2019. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company's US initial public offering in April 2007. The Company's annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year's available limitation. Such limitation only applies to net operating losses incurred in periods prior to the ownership change. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2015, the Company had state net operating loss carryforwards of approximately $37,520,000 which begin to expire in 2026, which also may be limited to utilization limitations. As of April 30, 2015, the Company had foreign net operating loss carryforwards of approximately $25,407,000, which begin to expire in 2024. The ability to utilize these carryforwards may also be limited in the event of a significant change to ownership.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the years ended April 30, 2015 and 2014, the Company sold New Jersey State net operating losses in the amount of $14,004,000 and $15,347,000, respectively, resulting in the recognition of income tax benefits of $1,138,000 and $1,746,000, respectively, recorded in the Company’s Statement of Operations.

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At April 30, 2015 and 2014, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. US federal and state income tax returns were audited through fiscal 2007 and fiscal 2010, respectively and fiscal 2014 is currently under US federal examination. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

Initial grant funding, net of GST, of approximately A$5,087,000 ($4,709,000) received from ARENA was estimated by the Company to be non-taxable in fiscal 2014, the year of receipt, due to claw-back provisions in the grant that apply if certain contractual requirements, including performance criteria, are not satisfied. During fiscal 2015, the Company returned the initial grant funding to ARENA in accordance with the Deed of Variation and Termination of Funding Deed executed between the parties in August 2014.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(13)	Commitments and Contingencies

(a)	Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in Pennington, New Jersey under an operating lease that expires on December 31, 2017. Rent expense under operating leases was approximately $295,000 and $299,000 for the years ended April 30, 2015 and 2014, respectively. Future minimum lease payments under this operating lease as of April 30, 2015 are as follows:

Year ending April 30,
2016	$244,000
2017	244,000
2018	163,000
$651,000

(b)	Litigation

Shareholder Litigation:

The Company and its former Chief Executive Officer Charles Dunleavy are defendants in consolidated securities class action lawsuits pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG). The consolidated actions are Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015; and Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592. On March 17, 2015, the court entered an order appointing Five More Special Situation Fund Ltd. as the lead plaintiff. On May 18, 2015, the lead plaintiff filed an amended class action complaint. The amended class action complaint alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project"). The amended complaint seeks unspecified monetary damages and other relief. The case is still in its preliminary stage and defendants have not yet responded to the amended complaint.

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

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company also received a letter, dated August 19, 2014, (the "Section 220 Demand") from another attorney claiming to represent a shareholder demanding, pursuant to 8 Del. C. §220, to inspect certain books and records of the Company relating to the VWP Project and the termination of Charles Dunleavy as the Company's Chief Executive Officer. The Company has received two additional Section 220 Demands relating to the same subject matter from attorneys claiming to represent two different shareholders. The Company has responded in writing to the three Section 220 Demands and on February 6, 2015 produced documents to each of the attorneys pursuant to confidentiality agreements.

The Company and certain of its current and former directors and officers are defendants in a derivative lawsuit filed on March 18, 2015 in the United States District Court for the District of New Jersey captioned Labare v. Dunleavy, et. al., Case No. 3:15-cv-01980-FLW-LHG. The derivative complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment relating to the now terminated agreement between VWP and ARENA referred to above. The derivative complaint seeks unspecified monetary damages and other relief. On May 18, 2015, the plaintiff and all the defendants agreed to stay the derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court.)

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

(c)	Regulatory Matters:

SEC Subpoena

On February 4, 2015, the Company received a subpoena from the Securities and Exchange Commission “SEC” requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena, and continues to cooperate with the SEC.

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($307,492) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014 and March 2015 the Company received partial refunds of the amount under dispute and continues to expect that this matter will be resolved in the Company’s favor.

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

Geographic information is as follows:

	Year Ended April 30, 2015
	North America	Europe	Asia and Australia	Total
Revenues from external customers	$4,105,424	$—	$—	$4,105,424
Operating loss	(12,294,263)	(1,126,109)	(866,188)	(14,286,560)
Long-lived assets	262,985	913	—	263,898
Total assets	$17,899,273	$597,796	$373,817	$18,870,886

	Year Ended April 30, 2014
	North America	Europe	Asia and Australia	Total
Revenues from external customers	$1,317,823	$181,069	$—	$1,498,892
Operating loss	(10,102,605)	(1,180,334)	(1,867,370)	(13,150,309)
Long-lived assets	305,314	12,024	175	317,513
Total assets	$31,313,240	$1,003,205	$5,768,390	$38,084,835