Form 10-Q
period 2015-07-31
Ocean Power Technologies, Inc.
filed 2015-09-08
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2015

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

As of August 31, 2015, the number of outstanding shares of common stock of the registrant was 18,345,437

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2015

PowerBuoy® is a registered trademark of Ocean Power Technologies, Inc. and the Ocean Power Technologies logo is a trademark of Ocean Power Technologies, Inc. All other trademarks appearing in this report are the property of their respective holders.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, pending, threatened, and current litigation, liquidity, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "anticipate", “goal” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended April 30, 2015 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31, 2015	April 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,237,253	$17,335,734
Marketable securities	—	75,000
Restricted cash	436,227	438,561
Accounts receivable	123,881	103,470
Unbilled receivables	63,444	81,658
Other current assets	422,518	186,641
Total current assets	15,283,323	18,221,064
Property and equipment, net	244,587	263,898
Restricted cash	25,000	50,000
Other noncurrent assets	348,010	335,924
Total assets	$15,900,920	$18,870,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$321,675	$352,827
Accrued expenses	3,625,947	2,507,119
Current portion of long-term debt	100,000	100,000
Total current liabilities	4,047,622	2,959,946
Long-term debt	25,000	50,000
Deferred credits	600,000	600,000
Total liabilities	4,672,622	3,609,946
Commitments and contingencies (note 9)
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 105,000,000 shares, issued 18,387,270 and 18,387,769 shares, respectively	18,387	18,388
Treasury stock, at cost; 39,333 and 38,658 shares, respectively	(132,371)	(132,016)
Additional paid-in capital	180,932,216	180,786,790
Accumulated deficit	(168,917,096)	(164,755,055)
Accumulated other comprehensive loss	(315,312)	(229,915)
Total Ocean Power Technologies, Inc. stockholders’ equity	11,585,824	15,688,192
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(357,526)	(427,252)
Total equity	11,228,298	15,260,940
Total liabilities and stockholders’ equity	$15,900,920	$18,870,886

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2015	2014
Revenues	$105,666	$1,540,528
Cost of revenues	105,666	1,967,164
Gross (loss) profit	―	(426,636)
Operating expenses:
Product development (recoveries) costs	2,482,788	(80,055)
Selling, general and administrative costs	1,906,945	3,122,972
Total operating expenses	4,389,733	3,042,917
Operating loss	(4,389,733)	(3,469,553)
Interest income (expense), net	5,123	(58,620)
Other income	251,007	185,000
Foreign exchange gain (loss)	18,959	(5,658)
Net loss	(4,114,644)	(3,348,831)
Less: Net (profit) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(47,397)	66,079
Net loss attributable to Ocean Power Technologies, Inc.	$(4,162,041)	$(3,282,752)
Basic and diluted net loss per share	$(0.24)	$(0.19)
Weighted average shares used to compute basic and diluted net loss per share	17,516,316	17,464,683

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended July 31,
	2015	2014
Net loss	$(4,114,644)	$(3,348,831)

Foreign currency translation adjustment	(63,068)	(6,152)

Total comprehensive loss	(4,177,712)	(3,354,983)

Comprehensive (income) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(69,726)	70,253

Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(4,247,438)	$(3,284,730)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

					Additional		Accumulated Other
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total Equity

Balance, April 30, 2015	18,387,769	$18,388	(38,658)	$(132,016)	$180,786,790	$(164,755,055)	$(229,915)	$(427,252)	$15,260,940

Net loss	—	—	—	—	—	(4,162,041)	—	47,397	(4,114,644)

Stock based compensation	—	—	—	—	71,308	—	—	—	71,308

Issuance (forfeiture) of restricted stock, net	(499)	(1)	—	—	74,118	—	—	—	74,117

Acquisition of treasury stock	—	—	(675)	(355)	—	—	—	—	(355)

Other comprehensive income (loss)	—	—	—	—	—	—	(85,397)	22,329	(63,068)

Balance, July 31, 2015	18,387,270	$18,387	(39,333)	$(132,371)	$180,932,216	$(168,917,096)	$(315,312)	$(357,526)	$11,228,298

 See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,114,644)	$(3,348,831)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange (gain) loss	(18,959)	5,658
Depreciation and amortization	28,545	243,672
Compensation expense related to stock option grants & restricted stock	145,426	12,639
Changes in operating assets and liabilities:
Accounts receivable	(20,411)	308,731
Unbilled receivables	18,214	(454,222)
Other current assets	(236,828)	(378,606)
Other noncurrent assets	(9,060)	(46,816)
Accounts payable	(29,212)	153,812
Accrued expenses	1,118,561	800,888
Advanced payment from ARENA	―	527,982
Unearned revenues	―	(992,447)
Net cash used in operating activities	(3,118,368)	(3,167,540)

Cash flows from investing activities:
Purchases of marketable securities	―	(11,747,042)
Maturities of marketable securities	75,000	8,996,566
Restricted cash	27,334	(255,000)
Purchases of equipment	(9,223)	(1,041)
Net cash provided by (used in) investing activities	93,111	(3,006,517)

Cash flows from financing activities:
Common stock issuance costs	―	641
Repayment of debt	(25,000)	(25,000)
Acquisition of treasury stock	(355)	(1,309)
Net cash used in financing activities	(25,355)	(25,668)
Effect of exchange rate changes on cash and cash equivalents	(47,869)	(31,284)
Net decrease in cash and cash equivalents	(3,098,481)	(6,231,009)
Cash and cash equivalents, beginning of period	17,335,734	13,858,659
Cash and cash equivalents, end of period	$14,237,253	$7,627,650

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$ ―	$3,413

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(1) Background, Basis of Presentation and Liquidity

a)	Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its PowerBuoys in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of products and services.

b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company's financial results can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2015 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

c)	Liquidity

The Company has incurred net losses and negative operating cash flows since inception. As of July 31, 2015, the Company had an accumulated deficit of $168.9 million. As of July 31, 2015, the Company’s cash and cash equivalents and marketable securities balance was approximately $14.2 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of July 31, 2015, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending October 31, 2016. In addition, as of July 31, 2015, the Company’s restricted cash balance was approximately $0.5 million.

On January 14, 2015, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a) (1) (the “Rule”). In accordance with Nasdaq Listing Rule 5810(c) (3) (A), the Company was provided an initial period of 180 calendar days, or until July 13, 2015, to regain compliance with the Rule.

On July 14, 2015, we were granted an additional 180 day, or until January 11, 2016, compliance period and, as required, transferred the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market. If, at any time before January 11, 2016, the bid price of our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c) (3) (A), the Staff will provide written notification to us that it complies with the Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Listing Rule 5810(c) (3) (F).

If our common stock is delisted from NASDAQ, our ability to raise capital through public offerings of our securities and to finance our operations could be adversely affected. See additional risk factors under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2015. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our common stock, and could harm our business and future prospects. In addition, we believe that, if our common stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the common stock and it may be more difficult for stockholders to buy or sell our common stock at competitive market prices, or at all. Our Board of Directors has approved and we are seeking stockholder approval of a proposed reverse stock split of our common stock in the range of 1:5 to 1:12 (but subject to the discretion of our Board of Directors to effectuate the reverse stock split or not) at our upcoming Annual Meeting of Stockholders, scheduled to be held October 22, 2015, which we believe would permit us to regain compliance with the bid price rule. However, we cannot provide you with any assurance that the proposed reverse stock split will be approved by our stockholders and be effectuated, or that we will be able to regain compliance with NASDAQ’s continued listing requirements. If we fail to regain compliance with the minimum bid price rule or otherwise maintain the standards required now or in the future by NASDAQ, our common stock will likely be delisted from NASDAQ.

Ocean Power Technologies, Inc. and Subsidiaries

 Notes to Consolidated Financial Statements

(Unaudited)

The Company continues to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from insufficiencies of capital, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, performance of PowerBuoys, deployment risks and laws, regulations and permitting. In order to continue to implement our business strategy, the Company requires additional equity and/or debt financing. We do not currently have any committed sources of debt or equity financing, and we cannot assure you that additional equity and/or debt financing will be available to the Company as needed on terms acceptable to us, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures to a sustainable level. This could cause us to be unable to execute our business plan, take advantage of future opportunities and may cause us to scale back, delay or eliminate some or all of our product development activities.

In January 2013, the Company filed a shelf registration statement on Form S-3 (the “S-3” or the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013. Under the S-3 Shelf in June 2013, the Company established an at the market offering facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (“Ascendiant”) via an at the market offering agreement (the “ATM Agreement”) Under the ATM Agreement, the Company offered and sold shares of our common stock from time to time through Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, the Company issued 3,306,334 shares of our common stock at an average price to the public of $3.02 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

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

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under our S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. In 2014, we fully utilized our available transaction capacity to sell securities using the S-3 Shelf in the ATM offering. However, we regained the ability to utilize the S-3 Shelf as we entered fiscal 2016. Of the $40 million of securities registered under the S-3 Shelf, approximately $18.2 million of securities remains available for issuance and sale under the S-3 Shelf. However, based on our market capitalization of $9.9 million at July 31, 2015, we would be further limited in our ability to sell securities under the S-3 Shelf during a 12-month period to approximately $3.3 million. During fiscal 2015 and the three months ended July 31, 2015, we did not sell any securities under or receive any proceeds from the sale of securities under the S-3 Shelf.

The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain financing when required, we may be required to reduce the scope of our operations, current projects, planned product development and marketing efforts, and/or selling, general and administrative activities which could harm our future opportunities, financial condition and operating results.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of July 31, 2015, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). On September 7, 2015, the Company repurchased the non-controlling interest in OPTA for nominal consideration and now has 100% ownership of OPTA. OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of July 31, 2015, there were no such entities.

Ocean Power Technologies, Inc. and Subsidiaries

 Notes to Consolidated Financial Statements

(Unaudited)

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment; valuation allowances for receivables and deferred income tax assets; estimated costs to complete projects; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment, particularly the macroeconomic pressures in certain European countries, has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Some of the Company’s projects are under cost-sharing contracts.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	July 31, 2015	April 30, 2015

Checking and savings accounts	$4,687,411	$4,614,400
Overnight repurchase account	9,549,842	12,721,334
	$14,237,253	$17,335,734

 (e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of July 31, 2015 and April 30, 2015, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of July 31, 2015, there was €278,828 ($305,372) in letters of credit outstanding under this agreement.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU of which $125,000 is outstanding at July 31, 2015. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

In addition, the Company previously had a letter of credit outstanding for the benefit of the Oregon Department of State Lands for the removal of certain of the Company’s anchoring and mooring equipment from the seabed off the coast of Oregon. During fiscal 2015, the Company completed the removal activity and reduced the letters of credit from $1,200,000 to $0.

Restricted cash includes the following:

	July 31, 2015	April 30, 2015
Current:
NJBPU agreement	$100,000	$100,000
Barclay's Bank Agreement	336,227	338,561
	$436,227	$438,561

	July 31, 2015	April 30, 2015
Long Term:
NJBPU agreement	$25,000	$50,000
	$25,000	$50,000

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

	Three Months Ended July 31,
	2015	2014

Foreign exchange gain (loss)	$18,959	$(5,658)

Foreign currency denominated certificates of deposit and cash accounts:
	July 31, 2015	April 30, 2015

Restricted	$336,227	$338,561
Unrestricted	1,100,424	1,100,371
	$1,436,651	$1,438,932

(h) Property and Equipment

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
Customer	2015	2014

US Department of Energy	100%	7%
European Union (WavePort project)	―	62%
Mitsui Engineering & Shipbuilding	―	31%
	100%	100%

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

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 1,885,614 for the three months ended July 31, 2015, and 1,087,649 for the three months ended July 31, 2014, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(k) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017. Earlier application as of the original date is optional; however, the Company will adopt the standard beginning May 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption of this new accounting standard on it consolidated results of operations and financial position.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted.  The Company is evaluating the effect ASU 2014-15 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which intends to simplify the presentation of debt issuance costs. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. It is effective for all other entities for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Currently ASU 2015-03, would not have an effect on the Company’s consolidated financial statements and disclosures. The Company will evaluate the effect of ASU 2015-03 for future periods, as applicable.

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	July 31, 2015	April 30, 2015
Certificate of Deposit and US Treasury obligations	$—	$75,000

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(4) Balance Sheet Detail

	July 31, 2015	April 30, 2015

Accrued expenses
Project costs	$1,620,794	$867,771
Contract loss reserve	198,819	198,819
Employee incentive payments	748,032	529,274
Accrued salary and benefits	472,270	468,366
Legal and accounting fees	367,854	274,656
Other	218,178	168,233
	$3,625,947	$2,507,119

(5) Related Party Transactions

	Three Months Ended July 31,
	2015	2014
Related party consulting expense	$52,667	$113,813

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor received fifteen months of consulting fees at a monthly rate of $20,000 (this period terminated on July 18, 2015). For the three months ended July 31, 2015 and 2014, the Company recorded $52,667 and $60,000, respectively, in expense relating to this agreement.

In June 2014, the Company entered into an agreement with David L. Keller, a non-executive director of the Company, under which Mr. Keller served as our Interim Chief Executive Officer effective as of the June 9, 2014 termination of our former Chief Executive Officer, Charles F. Dunleavy through January 20, 2015. Under this agreement, Mr. Keller received a consulting fee of $1,500 per day of services provided to the Company. Effective January 20, 2015, Mr. George H. Kirby was appointed our President, Chief Executive Officer and a Director of the Company and Mr. Keller resigned as Interim CEO. Mr. Keller has continued to serve as a non-executive director of the Company. For the three months ended July 31, 2015 and 2014, the Company recorded $0 and $53,813, respectively, in expense relating to Mr. Keller’s agreement.

(6) Debt

The Company was awarded a recoverable grant totaling $500,000 between April 2009 and June 2010 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. The terms also required the Company to assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 2(f).

	July 31, 2015	April 30, 2015

Total debt	$125,000	$150,000
Current portion of long-term debt	(100,000)	(100,000)
Long-term debt	$25,000	$50,000

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(7) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of July 31, 2015, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of July 31, 2015.

(8) Stock-Based Compensation

The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $145,000 and $13,000 for the three months ended July 31, 2015 and 2014, respectively. The three months ended July 31, 2014, reflected lower stock-based compensation costs relating primarily to the termination for cause of Charles F. Dunleavy, Chief Executive Officer, on June 9, 2014. In accordance with the Company’s 2001 Stock Plan and the 2006 Stock Incentive Plan, all vested and unvested equity compensation grants were forfeited by Mr. Dunleavy because of his termination for cause by the Company.

(a) Stock Options

Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2015 and 2014

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the three months ended July 31, 2015, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the three months ended July 31, 2015.

	Three Months Ended July 31,
	2015	2014
Risk-free interest rate	1.6%	—
Expected dividend yield	0.0%	—
Expected life (in years)	5.5	—
Expected volatility	85.74%	—

The above assumptions were used to determine the weighted average per share fair value of $0.41 for stock options granted during the three months ended July 31, 2015. There were no stock options granted during the three months ended July 31, 2014.

A summary of stock options under our stock incentive plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2015	1,083,952	$4.32	5.7
Forfeited	(72,737)	6.34
Exercised	—	—
Granted	51,388	0.58
Outstanding as of July 31, 2015	1,062,603	4.00	5.6
Exercisable as of July 31, 2015	819,481	4.86	4.7

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

As of July 31, 2015, the total intrinsic value of outstanding and exercisable options was $0. As of July 31, 2015, approximately 243,000 additional options are expected to vest in the future, which options had no intrinsic value and a weighted average remaining contractual term of 8.6 years. There was approximately $71,000 and $1,000 of total recognized compensation cost related to stock options for the three months ended July 31, 2015 and 2014, respectively. As of July 31, 2015, there was approximately $110,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.9 years. The Company normally issues new shares to satisfy option exercises under these plans. Stock options outstanding as of July 31, 2015 included 115,786 stock options subject to performance-based vesting requirements.

(b) Restricted Stock

Compensation expense for unvested restricted stock is generally recorded based on the market value of the restricted stock on the date of grant and recognized ratably over the associated service and performance period. Of the 823,011 unvested shares of restricted stock, there are different vesting criteria and compensation expense methods. There are 342,012 unvested restricted shares that vest based on service criteria. The compensation expense is recorded based on the market value on the date of grant and is recognized ratably over the associated service period. There are 15,999 unvested restricted shares that vest based on personal and Company performance goals and the compensation expense is recorded based on the market value on the date of grant and is recognized ratably over the associated performance period. There are 104,000 unvested restricted shares for a non-executive director of the Company. This grant was issued pursuant to the Company’s Amended and Restated 2006 Stock Incentive Plan and will vest immediately upon the approval of the Ocean Power Technologies, Inc. 2015 Omnibus Incentive Plan by our stockholders at the 2015 Annual Meeting. In the event that the stockholder approval is not obtained or is otherwise deemed unnecessary, the Board will determine such other vesting schedule or other form(s) of equivalent compensation as may be necessary or appropriate. There are 361,000 unvested restricted shares where the achievement of vesting requirement for performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the designated funds’ group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2015	840,841	$0.73
Granted	13,000	0.55
Forfeited	(13,499)	1.02
Vested	(17,331)	2.41
Issued and unvested at July 31, 2015	823,011	$0.69

There was approximately $74,000 and $12,000 of total recognized compensation cost related to restricted stock for the three months ended July 31, 2015 and 2014, respectively. As of July 31, 2015, there was approximately $289,000 of total unrecognized compensation cost related to un-vested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 2.1 years.

 (c)Treasury Stock

During the three months ended July 31, 2015 and 2014, 675 and 806 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(9) Commitments and Contingencies

(a) Litigation

Shareholder Litigation:

The Company and its former Chief Executive Officer Charles Dunleavy are defendants in consolidated securities class action lawsuits pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG). The consolidated actions are Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015; and Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592. On March 17, 2015, the court entered an order appointing Five More Special Situation Fund Ltd. as the lead plaintiff. On May 18, 2015, the lead plaintiff filed an amended class action complaint. The amended class action complaint alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project").  The amended complaint seeks unspecified monetary damages and other relief.  On July 17, 2015, defendants filed a motion to dismiss the amended class action complaint.  Lead plaintiff filed a response to the motion on August 31, 2015.

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

The Company and certain of its current and former directors and officers are defendants in a derivative lawsuit filed on March 18, 2015 in the United States District Court for the District of New Jersey captioned Labare v. Dunleavy, et. al., Case No. 3:15-cv-01980-FLW-LHG. The derivative complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment relating to the now terminated agreement between VWP and ARENA referred to above.  The derivative complaint seeks unspecified monetary damages and other relief.  On May 18, 2015, the plaintiff and all the defendants agreed to stay the derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court).

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief.  The case is still in its preliminary stage and defendants have not yet responded to the complaint. On September 2, 2015, the plaintiffs in the Labare and Rywolt derivative lawsuits filed an unopposed motion to consolidate the two actions.  The Court has not yet ruled on that motion.

Employment Litigation:

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company's subsidiaries. The Company and Mr. Dunleavy have agreed to suspend his alleged employment claims pending resolution of the shareholder litigation.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

We have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings, and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

(b) Regulatory Matters:

SEC Subpoena

On February 4, 2015, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena and continues to cooperate with the SEC. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($305,372) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014 and March 2015, the Company received partial refunds of the amount under dispute and continues to expect that this matter will be resolved in the Company’s favor.

(10) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the three month periods ended July 31, 2015 and 2014. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the three months ended July 31, 2015, the Company had no material changes in uncertain tax positions.

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

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended July 31, 2015
Revenues from external customers	$105,666	$—	$—	$105,666
Operating loss	(4,216,214)	(87,723)	(85,796)	(4,389,733)

Three months ended July 31, 2014
Revenues from external customers	1,540,528	$—	$—	$1,540,528
Operating loss	(2,582,613)	(392,868)	(494,072)	(3,469,553)

July 31, 2015
Long-lived assets	244,113	474	—	244,587
Total assets	14,920,672	494,158	486,090	15,900,920

April 30, 2015
Long-lived assets	262,895	913	—	263,898
Total assets	$17,899,273	$597,796	$373,817	$18,870,886

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for fiscal 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2015 refers to the year ended April 30, 2015).

Overview

We are developing and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues, which were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues will be from the sale of products and maintenance services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash in operating activities unless or until we achieve positive cash flow from the planned commercialization of products and services.

We plan to market our autonomous PowerBuoy, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our autonomous PowerBuoy, including ocean observing, offshore wind, defense and security, oil and gas, communications and ocean aquaculture.

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy from contracts with Lockheed Martin Corporation (“Lockheed Martin”), in fiscal 2003, and in fiscal 2004 we entered into our first development and construction contract with Lockheed Martin for the development and construction of a prototype autonomous PowerBuoy. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy as an alternate power source for the Navy’s Deep Water Active Detection System (“DWADS”). In fiscal 2012, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) contract. The LEAP PowerBuoy, or APB350, incorporates a unique power take-off and on-board storage system, and is significantly smaller and more compact than those of our previous PowerBuoy designs. It is designed to provide persistent, grid-independent clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications. Also, in fiscal 2012, ocean trials of our PB150B1 PowerBuoy were conducted off the northeast coast of Scotland. Our larger-scale PB150B1 PowerBuoy structure and mooring system achieved independent certification from Lloyd’s Register in December 2010. This certification confirms that the PB150B1 PowerBuoy design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

During fiscal 2012 through fiscal 2015, we worked on projects with partners including Mitsui Engineering & Shipbuilding (“MES”) and the US Department of Energy, as well as on our WavePort project in Spain and a project in Oregon. We also continued development of our PowerBuoy technology as well as our next generation PowerBuoy technology. We are continuing to develop, test and refine our technology and our products and we do not yet have a commercial product offering.

During the three months ended July 31, 2015, we continued work under our contract with the US Department of Energy (“DOE”) and continued to seek to implement the strategic pivot in our business plan initiated in fiscal 2015, focusing on the autonomous applications markets. We also deployed the PB40 PowerBuoy off the coast of New Jersey in late July 2015 and subsequently retrieved it approximately three weeks later. We were permitted to operate the PB40 at this location for a period of up to one year. Although the PB40 produced power throughout its deployment period, it began reporting unexpected performance data. This performance data indicated likely failures of components associated with the float braking system which would be activated during severe storm periods in order to prevent damage to the float. As a result, we decided to proactively retrieve the PB40 earlier than anticipated in order to avoid potential physical damage to the buoy structure in the event of a severe storm. During the limited deployment period, we were able to obtain performance data, which we will use to further understand the PB40’s system performance and power generation in varying wave states. In addition, we were also able to use the deployment and retrieval of the PB40, 30 miles off of the coast of New Jersey, to validate our logistical processes associated with permitting, stage, towing and installation of the PB40 at its moored location. Because the PB40 is a legacy prototype device, it is not considered to be a critical part of our strategic pivot initiated in fiscal 2015 focusing on the autonomous applications market. Based on the limited information, we currently believe that the failed components are unique to the PB40, and therefore, we do not believe that their causes will materially impact the functionality of any of our other autonomous PowerBuoys currently under development. Costs associated with the retrieval of the PB40 will be reflected in our product development expenses in our quarterly results for the quarter ending October 31, 2015. We do not have current plans to redeploy the PB40, however, we do plan to investigate, analyze and assess the component failures of the PB40.

Our contract with the DOE is for development efforts that focus on further optimization of our modular PTO technology. In March 2015, we successfully completed a stage gate review which included project deliverables with the DOE. The DOE reviewed advancements related to Power Take Off design aspects such as reliability, cost take out, manufacturability and scalability. As a result we received an all “green” project status assessment from DOE reflecting their satisfaction with our overall project deliverables. Having met expectations as defined for said stage-gate review, we are currently executing the next stage of the contract. We also are continuing to develop solutions seeking to improve our products’ durability, reliability and reduce costs. For example, the original APB350 utilized a rack and pinion power takeoff (“PTO”) and successfully powered a US Navy radar and sonar system off the coast of New Jersey for nearly three months. The redesigned APB350 leverages our knowledge base from that design to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency high voltage energy storage system (“ESS”). Subsequent to the end of the quarter, we deployed an iteration of this redesigned PowerBuoy APB350 at the end of August 2015. In addition, we are also designing the next generation APB350, which will be designed to permit the buoy to fit into a standard 40-foot shipping container, thereby reducing fabrication, transportation and deployment costs. We are also developing our newest PowerBuoy, the PB10. We currently expect that this buoy will be capable of delivering up to twenty times more power than the APB350 with a relatively small weight increase and similar transportability, but we are continuing to test its commercial viability and use testing data to refine our product offering. We believe this PowerBuoy would be attractive in applications where more power is needed, such as with oil and gas, defense and security, and micro-grid applications.

In January 2013, we filed a shelf registration statement on Form S-3 (the “S-3” or the “S-3 Shelf”). The S-3 Shelf was declared effective in February 2013. Under the S-3 Shelf we established an ATM Facility with Ascendiant Capital Markets, LLC (“Ascendiant”) via an ATM Agreement in June 2013. Under the ATM Agreement, we offered and sold shares of our common stock from time to time through the Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, we issued 3,306,334 shares of our common stock at an average price to the public of $3.02 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

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

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under our S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. In 2014, we fully utilized our available transaction capacity to sell securities using the S-3 Shelf in the ATM offering. However, we regained the ability to utilize Form S-3 as we entered fiscal 2016. Of the $40 million of securities registered under the S-3 Shelf, approximately $18.2 million remains available for issuance and sale under the S-3 Shelf. However, based on our market capitalization of $9.9 million at July 31, 2015, we would be further limited in our ability to sell securities under the S-3 Shelf during any 12-month period to approximately $3.3 million. During fiscal 2015 and the three months ended July 31, 2015, we did not sell any securities under or receive proceeds from the sale of securities under the S-3 Shelf.

The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. We do not have any committed sources of debt or equity financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us when needed, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our current projects, planned product development and marketing efforts, which could harm our financial condition and operating results.

At July 31, 2015, our total negotiated backlog was $0.8 million compared with $0.9 million at April 30, 2015. Some of our backlog at July 31, 2015 and April 30, 2015 consisted of cost-sharing contracts as described in the Financial Operations Overview section of Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Currently we expect that our backlog will continue to decline in the near term; however, we continue to focus on obtaining new contracts and customers to further our technology and are exploring potential partnerships and strategic alliances. Our backlog was fully funded at July 31, 2015 and April 30, 2015.

Not included in our backlog is a $1.0 million grant that we received from Ente Vasco de la Energia (“EVE”) a Basque regional energy agency that would have provided partial funding for the deployment of the PB40 PowerBuoy off the coast of Spain. This grant expires on December 31, 2015 and will likely not be utilized as we have no planned deployment in Spain at this time. The PB40 PowerBuoy was deployed off the coast of New Jersey, but has been retrieved, as discussed above.

Currently, our contract with Mitsui Engineering & Shipbuilding (MES) is undergoing a stage-gate review process and activity has been suspended until we receive further notification from MES. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process has been utilized by other customers such as the Department of Energy. MES has indicated that work under this contract could resume upon passing the stage-gate review. We billed and have been paid for all eligible costs incurred under the contract in fiscal 2015. Our revenues recorded reflect the total amount paid on the contract. In addition, depending on the outcome of the stage-gate review, the scope of the project may be decreased or increased and other terms, including schedule, of the project may change. A significant reduction in the remaining scope of the project could have a material adverse effect on our future revenue and backlog.

For the three months ended July 31, 2015, we generated revenues of $0.1 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $4.2 million, and for the three months ended July 31, 2014, we generated revenues of $1.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $3.3 million. As of July 31, 2015, our accumulated deficit was $168.9 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in the emerging renewable energy market.

The timing, scope and size of new government programs for renewable energy are uncertain, and there can be no assurances that we or our customers will be successful in obtaining any additional government funding or that projects will be profitable even with available funding.

As part of our strategic pivot in business operations initiated in fiscal 2015, we are focused on developing the PowerBuoy technology for use in the autonomous applications markets. Such applications require open ocean power sources that operate independently of the utility grid by supplying electric power to payloads that are integrated directly in the PowerBuoy and/or located in its vicinity. Based on market research and available public data, we believe considerable business opportunity exists in six markets that could have a direct need for our autonomous PowerBuoys: ocean observing, offshore wind, defense and security, oil and gas, communications, and ocean aquaculture. Based on power needs, sensor types and other considerations, we believe our APB350 could have the ability to satisfy several application requirements within these six markets. It is designed to offer a substantial amount of persistent power while also providing a simple and stable integration platform that is deployable using readily available vessels and skills. The APB350 is currently undergoing a design iteration focusing on improving its commercial viability, its reliability and endurance. Based on our product and technology roadmap, we expect the APB350 will undergo significant in-ocean testing during the next year and we currently expect that by the summer of 2016, it will achieve a maturity level that will allow us to proceed with our commercial launch. We currently intend to perform first product demonstrations with early adopters and launch customers of the APB350 within approximately the same timeframe. We anticipate that the APB350 will have sufficient power to address application needs in all six markets such as metrological data collection, wind and environmental data collection for offshore wind, and sensors and communications for homeland defense. With additional power available, we believe new applications will be enabled through the development of new sensors and hardware that were not feasible or financially viable with incumbent power sources such as generators, solar, wind and battery based sources.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenue has been for the support of our product development efforts. These revenues are recognized using the percentage-of-completion method, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

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

Generally, our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing product development and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Some of our revenue for the three months ended July 31, 2015 and 2014 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2015 and 2014:

	Three Months Ended July 31,
	($ millions)
	2015	2014

US Department of Energy	$0.1	$0.1
European Union (WavePort project)	—	0.9
Mitsui Engineering & Shipbuilding	—	0.5
	$0.1	$1.5

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2015 and 2014:

	Three months ended July 31,
Customer Location	2015	2014

United States	100%	7%
Europe	—	62%
Asia and Australia	—	31%

	100%	100%

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

Some of our revenue recorded for the three months ended July 31, 2015 and 2014 was generated from cost-sharing contracts, which result in zero gross profit. However, in the three months ended July 31, 2014 our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

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

Interest income (expense), net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $14.7 million as of July 31, 2015, compared to $32.5 million as of July 31, 2014.

We anticipate that our interest income reported in fiscal 2016 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash.

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.4 million as of July 31, 2015 and $6.6 million as of July 31, 2014, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $14.7 million as of July 31, 2015 and $32.5 million as of July 31, 2014. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the three months ended July 31, 2014 were recorded in Euros.

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

Results of Operations

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2015 and 2014:

			% Change
	Three Months ended July 31,		2015 Period to
	2015	2014	2014 Period
Revenues	$105,666	$1,540,528	(93)%
Cost of revenues	105,666	1,967,164	(95)
Gross loss	—	(426,636)	(100)
Operating expenses:
Product development (recoveries) costs	2,482,788	(80,055)	(3,201)
Selling, general and administrative costs	1,906,945	3,122,972	(39)
Total operating expenses	4,389,733	3,042,917	44
Operating loss	(4,389,733)	(3,469,553)	27
Interest income, (expense) net	5,123	(58,620)	(109)
Other income	251,007	185,000	36
Foreign exchange gain (loss)	18,959	(5,658)	(435)
Net loss	(4,114,644)	(3,348,831)	23
Less: Net (gain) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(47,397)	66,079	(172)
Net loss attributable to Ocean Power Technologies, Inc	$(4,162,041)	$(3,282,752)	27%

Revenues

Revenues decreased by $1.4 million, or 93%, to $0.1 million in the three months ended July 31, 2015, as compared to $1.5 million in the three months ended July 31, 2014. The decrease in revenue is related to the completion of our WavePort contract with the EU in fiscal 2015 and the decrease in billable work under the current phase of our project with MES which is undergoing a stage-gate review process. This is discussed more fully in the Overview section of the Management Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”).

Cost of revenues

Cost of revenues decreased by $1.9 million, or 95%, to $0.1 million in the three months ended July 31, 2015, as compared to $2.0 million in the three months ended July 31, 2014. The decrease in cost of revenue is related to the completion of our WavePort contract with the EU in fiscal 2015 and the decrease in billable work under the current phase of our project with MES which is undergoing a stage-gate review process. This is discussed more fully in the Overview section of the MD&A. During the three months ended July 31, 2014, our firm fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

Some of our projects in the three month period ended July 31, 2015 and 2014 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs increased by $2.6 million, or (3201)%, to $2.5 million in the three months ended July 31, 2015, as compared to $(0.1) million in the three months ended July 31, 2014. The increase in product development costs was related primarily to increased costs associated with the deployment of our legacy PB40 device off the coast of New Jersey in July and with the redesigned APB350. During the three months ended July 31, 2014, we recovered product development costs from prior periods under our cost-sharing contract with the European Union for our WavePort project in Spain. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our product development expenses or the scope of our development activities.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $1.2 million, or 39%, to $1.9 million for the three months ended July 31, 2015 as compared to $3.1 million for the three months ended July 31, 2014. The decrease was related primarily to legal fees for outside counsel retained by the Special Committee of the Board of Directors to conduct an internal investigation into the agreement between VWP and ARENA during the three months ended July 31, 2014. In addition, costs decreased related to site development expenses related to our terminated project in Australia, decreased patent costs due to shortening the estimated useful lives for recording amortization expense and third party consultant fees. These decreases were offset by increased employee related costs.

Interest income, (expense) net

Interest income (expense) net increased to $5,000 for the three months ended July 31, 2015, as compared to ($59,000) in the three months ended July 31, 2014. During the three months ended July 31, 2014, we recorded interest expense for the repayment of funds received in March 2014 from ARENA of $5.2 million.

Foreign exchange gain (loss)

Foreign exchange gain was $19,000 for the three months ended July 31, 2015, compared to a foreign exchange loss of $6,000 for the three months ended July 31, 2014. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other income

During the three months ended July 31, 2015, we received a refund of $251,000 related to research and development expenditures in Australia. During the three months ended July 31, 2014, we reached a favorable settlement with a vendor regarding a disputed transaction, which comprises the amount of $185,000.

Liquidity and Capital Resources

We are developing and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues, which were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues will be from the sale of products and maintenance services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash in operating activities unless or until we achieve positive cash flow from the planned commercialization of products and services.

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2015, our net losses were $24.4 million and our net cash used in operating activities was $23.7 million.

Cash flows for the three months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,
	2015	2014
Net loss	$(4,114,644)	$(3,348,831)

Adjustments for noncash operating items	155,012	261,969

Net cash operating loss	(3,959,632)	(3,086,862)

Net change in operating assets and liabilities	841,264	(80,678)

Net cash used in operating activities	$(3,118,368)	$(3,167,540)

Net cash provided by (used in) investing activities	$93,111	$(3,006,517)

Net cash used in financing activities	$(25,355)	$(25,668)

Effect of exchange rates on cash and cash equivalents	$(47,869)	$(31,284)

Net cash used in operating activities

Net cash used in operating activities was $3.1 million and $3.2 million for the three months ended July 31, 2015 and 2014, respectively. The change was the result of an increase in net loss of $0.8 million offset by a decrease in cash provided by noncash operating items of $0.1 million and the net change in operating assets and liabilities of $0.8 million.

The increase in net loss for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 reflects an increase in product development costs of $2.6 million relating primarily to the deployment of the PB40 off the coast of NJ and the anticipated deployment of the APB350, offset by a decrease in SG&A costs of $1.2 million relating primarily to decreased legal fees to address the shareholder litigation and related matters and decreased site development expenses related to our terminated project in Australia.

The decrease in noncash operating items reflects a decrease in amortization expense for patents of $0.2 million, offset by an increase in equity compensation of $0.1 million.

The increase in operating assets and liabilities reflects a net increase in accounts payable and accrued expenses of $1.1 million and an increase of $0.3 million in other current assets, during the three months ended July 31, 2015.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $0.1 million for the three months ended July 31, 2015 and net cash used in investing activities was $3.0 million for the three months ended July 31, 2014. The change was primarily the result of a net decrease in maturities of marketable securities during the three months ended July 31, 2014.

Net cash used in financing activities

Net cash used in financing activities was $25,000 and $26,000 for the three months ended July 31, 2015 and 2014, respectively. The net cash used was primarily for repayment of long-term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $48,000 and $31,000 in the three months ended July 31, 2015 and 2014, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We have incurred negative operating cash flows since our inception. As of July 31, 2015, our cash and cash equivalents and marketable securities balance was approximately $14.2 million. Based upon our cash and cash equivalents and marketable securities balance as of April 30, 2015, we believe that we will be able to finance our capital requirements and operations into the quarter ending October 31, 2016. In addition, as of July 31, 2015, our restricted cash balance was approximately $0.5 million.

On January 14, 2015, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a) (1) (the “Rule”). In accordance with Nasdaq Listing Rule 5810(c) (3) (A), the Company was provided an initial period of 180 calendar days, or until July 13, 2015, to regain compliance with the Rule.

On July 14, 2015, we were granted an additional 180 day, or until January 11, 2016, compliance period and, as required, transferred the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market. If, at any time before January 11, 2016, the bid price of our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c) (3) (A), the Staff will provide written notification to us that it complies with the Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Listing Rule 5810(c) (3) (F).

If our common stock is delisted from NASDAQ, our ability to raise capital through public offerings of our securities could be adversely affected. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our common stock, and could harm our business and future prospects. In addition, we believe that, if our common stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the common stock and it may be more difficult for stockholders to buy or sell our common stock at competitive market prices, or at all. Our Board of Directors has approved and we are seeking stockholder approval of a proposed reverse stock split of our common stock in the range of 1:5 to 1:12 (but subject to the discretion of our Board of Directors to effectuate the reverse stock split or not) at our upcoming Annual Meeting of Stockholders, scheduled to be held October 22, 2015, which we believe would permit us to regain compliance with the bid price rule. However, we cannot provide you with any assurance that the proposed reverse stock split will be approved by our stockholders and that we will be able to regain compliance with NASDAQ’s continued listing requirements. If we fail to regain compliance with the minimum bid price rule or otherwise maintain the standards required now or in the future by NASDAQ, our common stock will likely be delisted from NASDAQ.

We continue to make investments in ongoing product development efforts in anticipation of future growth. Our future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from our expectations include, but are not limited to, risks from insufficiencies of capital, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, performance of PowerBuoy, deployment risks and laws, regulations and permitting. In order to complete our future growth strategy, we will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to us as needed. Historically, we have raised proceeds through public capital markets. If sufficient financing is not obtained, we may be required to further curtail or limit certain product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures.

In January 2013, we filed the Form S-3 Shelf. The S-3 Shelf was declared effective in February 2013. Under the S-3 Shelf in June 2013, we established the ATM Facility with Ascendiant Capital Markets, LLC via the ATM Agreement in June 2013. Under the ATM Agreement, we offered and sold shares of our common stock from time to time through Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, we issued 3,306,334 shares of our common stock at an average price to the public of $3.02 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

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

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under Form S-3, to one third of our public float. In 2014, we fully utilized our available transaction capacity to sell securities using the S-3 Shelf in the ATM offering. However, we regained the ability to utilize Form S-3 as we entered fiscal 2016. Of the $40 million authorized under the S-3 Shelf, approximately $18.2 million remains available for issuance and sale under the S-3 Shelf. However, given our market capitalization of $9.9 million at July 31, 2015, we would be further limited in our ability to sell securities under the S-3 Shelf to approximately $3 million. During fiscal 2015 and the three months ended July 31, 2015, we did not sell any securities under or receive any proceeds from the sale of securities under the S-3 Shelf.

The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain required financing, we may be required to reduce the scope of our current projects, planned product development and marketing efforts, which could harm our financial condition and operating results.

During fiscal 2015, the Company returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061) to ARENA. This was related to the VWP Board of Directors determination that the project contemplated by the grant was no longer commercially viable.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of July 31, 2015 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Shareholder Litigation:

The Company and its former Chief Executive Officer Charles Dunleavy are defendants in consolidated securities class action lawsuits pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG). The consolidated actions are Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015; and Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592. On March 17, 2015, the court entered an order appointing Five More Special Situation Fund Ltd. as the lead plaintiff. On May 18, 2015, the lead plaintiff filed an amended class action complaint. The amended class action complaint alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project").  The amended complaint seeks unspecified monetary damages and other relief.  On July 17, 2015, defendants filed a motion to dismiss the amended class action complaint.  Lead plaintiff filed a response to the motion on August 31, 2015.

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

The Company and certain of its current and former directors and officers are defendants in a derivative lawsuit filed on March 18, 2015 in the United States District Court for the District of New Jersey captioned Labare v. Dunleavy, et. al., Case No. 3:15-cv-01980-FLW-LHG. The derivative complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment relating to the now terminated agreement between VWP and ARENA referred to above.  The derivative complaint seeks unspecified monetary damages and other relief.  On May 18, 2015, the plaintiff and all the defendants agreed to stay the derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court).

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief.  The case is still in its preliminary stage and defendants have not yet responded to the complaint. On September 2, 2015, the plaintiffs in the Labare and Rywolt derivative lawsuits filed an unopposed motion to consolidate the two actions.  The Court has not yet ruled on that motion.

Employment Litigation:

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company's subsidiaries. The Company and Mr. Dunleavy have agreed to suspend his alleged employment claims pending resolution of the shareholder litigation.

We have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings, and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

(b) Regulatory Matters:

SEC Subpoena

On February 4, 2015, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena and continues to cooperate with the SEC. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2015. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 6, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

May 1-31, 2015	―	―	―	―
June 1-30, 2015	675	$0.53	―	―
July 1-31, 2015	―	―	―	―

(1) Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed September 8, 2015: (i) Consolidated Balance Sheets – July 31, 2015 (unaudited) and April 30, 2015, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three Months Ended July 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2015 and 2014, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.**

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

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

Ocean Power Technologies, Inc.
(Registrant)

Date: September 8, 2015		/s/ George H. Kirby III
	By:	George H. Kirby III
Chief Executive Officer

Date: September 8, 2015		/s/ Mark A. Featherstone
	By:	Mark A. Featherstone
Chief Financial Officer

EXHIBITS INDEX

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed September 8, 2015: (i) Consolidated Balance Sheets – July 31, 2015 (unaudited) and April 30, 2015, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three Months Ended July 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2015 and 2014, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.**

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

** As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.