Form 10-Q
period 2015-10-31
Ocean Power Technologies, Inc.
filed 2015-12-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

As of November 30, 2015, the number of outstanding shares of common stock of the registrant was 1,834,302

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE SIX MONTHS ENDED October 31, 2015

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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2015	April 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,339,322	$17,335,734
Marketable securities	25,000	75,000
Restricted cash	437,732	438,561
Accounts receivable	104,827	103,470
Unbilled receivables	46,796	81,658
Other current assets	329,826	186,641
Total current assets	11,283,503	18,221,064
Property and equipment, net	219,403	263,898
Restricted cash	—	50,000
Other noncurrent assets	284,958	335,924
Total assets	$11,787,864	$18,870,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258,655	$352,827
Accrued expenses	2,477,207	2,507,119
Current portion of long-term debt	100,000	100,000
Total current liabilities	2,835,862	2,959,946
Long-term debt	—	50,000
Deferred credits	600,000	600,000
Total liabilities	3,435,862	3,609,946
Commitments and contingencies (note 9)
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; 105,000,000 shares authorized as of April 30, 2015, and 50,000,000 shares authorized as of October 31, 2015; issued 1,836,620 and 1,838,720 shares, respectively	1,837	1,839
Treasury stock, at cost; 4,318 and 3,866 shares, respectively	(133,740)	(132,016)
Additional paid-in capital	180,730,459	180,803,339
Accumulated deficit	(171,943,857)	(164,755,055)
Accumulated other comprehensive loss	(302,697)	(229,915)
Total Ocean Power Technologies, Inc. stockholders’ equity	8,352,002	15,688,192
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty. Ltd.	—	(427,252)
Total equity	8,352,002	15,260,940
Total liabilities and stockholders’ equity	$11,787,864	$18,870,886

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenues	$494,412	$1,747,788	$600,078	$3,288,316
Cost of revenues	494,412	1,998,076	600,078	3,965,240
Gross loss	―	(250,288)	―	(676,924)
Operating expenses:
Product development costs	1,177,656	1,224,487	3,660,444	1,144,432
Selling, general and administrative costs	1,821,993	2,708,878	3,728,938	5,831,850
Total operating expenses	2,999,649	3,933,365	7,389,382	6,976,282
Operating loss	(2,999,649)	(4,183,653)	(7,389,382)	(7,653,206)
Interest income (expense), net	3,712	3,424	8,835	(55,196)
Other income (expense), net	(8,080)	―	242,927	185,000
Foreign exchange loss	(24,801)	(216,249)	(5,842)	(221,907)
Net loss	(3,028,818)	(4,396,478)	(7,143,462)	(7,745,309)
Less: Net (profit) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	2,057	26,784	(45,340)	92,863
Net loss attributable to Ocean Power Technologies, Inc.	$(3,026,761)	$(4,369,694)	$(7,188,802)	$(7,652,446)
Basic and diluted net loss per share	$(1.71)	$(2.50)	$(4.08)	$(4.38)
Weighted average shares used to compute basic and diluted net loss per share	1,773,978	1,748,156	1,762,805	1,747,312

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Net loss	$(3,028,818)	$(4,396,478)	$(7,143,462)	$(7,745,309)

Foreign currency translation adjustment	12,615	45,181	(45,458)	43,203

Total comprehensive loss	(3,016,203)	(4,351,297)	(7,188,920)	(7,702,106)

Comprehensive (income) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	2,057	26,983	(72,664)	22,809

Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(3,014,146)	$(4,324,314)	$(7,261,584)	$(7,679,297)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

Balance, April 30, 2015	18,387,769	$18,388	(38,658)	$(132,016)	$180,786,790	$(164,755,055)	$(229,915)	$(427,252)	$15,260,940

Reverse stock split	(16,549,049)	(16,549)	34,792	—	16,549	—	—	—	—

Net loss	—	—	—	—	—	(7,188,802)	—	45,340	(7,143,462)

Other comprehensive income (loss)	—	—	—	—	—	—	(72,782)	27,324	(45,458)

Stock based compensation	—	—	—	—	110,349	—	—	—	110,349

Sale of Common Stock,net	1,500	2	—	—	4,796	—	—	—	4,798

Issuance (forfeiture) of restricted stock, net	(3,600)	(4)	—	—	166,563	—	—	—	166,559

Acquisition of treasury stock	—	—	(452)	(1,724)	—	—	—	—	(1,724)

Additional investment in subsidiary	—	—	—	—	(354,588)	—	—	354,588	—

Balance, October 31, 2015	1,836,620	$1,837	(4,318)	$(133,740)	$180,730,459	$(171,943,857)	$(302,697)	$—	$8,352,002

 See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2015		2014

Cash flows from operating activities:
Net loss		$(7,143,462)	$(7,745,309)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange loss		5,842	221,907
Depreciation and amortization		55,629	486,640
Compensation expense related to stock option grants & restricted stock		276,912	153,153
Changes in operating assets and liabilities:
Accounts receivable		(1,357)	308,731
Unbilled receivables		34,862	18,267
Other current assets		(144,364)	291,903
Other noncurrent assets		51,718	(131,539)
Accounts payable		(92,077)	(90,043)
Accrued expenses		(28,408)	(38,258)
Return of advanced payment to ARENA		―	(4,709,055)
Unearned revenues		―	(877,374)
Net cash used in operating activities		(6,984,705)	(12,110,977)
Cash flows from investing activities:
Purchases of marketable securities		―	(13,746,959)
Maturities of marketable securities		50,000	11,745,562
Restricted cash		50,829	6,712,559
Purchases of equipment		(11,130)	(10,896)
Net cash provided by investing activities		89,699	4,700,266
Cash flows from financing activities:
Proceeds from the sale of common stock,net of issuance costs		4,798	1,155
Repayment of debt		(50,000)	(50,000)
Acquisition of treasury stock		(1,724)	(1,309)
Net cash used in financing activities		(46,926)	(50,154)
Effect of exchange rate changes on cash and cash equivalents		(54,480)	(159,086)
Net decrease in cash and cash equivalents		(6,996,412)	(7,619,951)
Cash and cash equivalents, beginning of period		17,335,734	13,858,659
Cash and cash equivalents, end of period		$10,339,322	$6,238,708
Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$	―	$10,363

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(1) Background, Basis of Presentation and Liquidity

a)	Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its PowerBuoys in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts. The Company’s goal is to develop a commercially viable product and to generate revenues from the sale of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of products and services.

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

The Company has incurred net losses and negative operating cash flows since inception. As of October 31, 2015, the Company had an accumulated deficit of $171.9 million. As of October 31, 2015, the Company’s cash and cash equivalents and marketable securities balance was approximately $10.4 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of October 31, 2015, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending October 31, 2016. In addition, as of October 31, 2015, the Company’s restricted cash balance was approximately $0.4 million.

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

In January 2013, the Company filed a shelf registration statement on Form S-3 (the “Form S-3” or the “Form S-3 Shelf”). The Form S-3 Shelf was declared effective in February 2013. Under the Form S-3 Shelf in June 2013, the Company established an at the market offering facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (“Ascendiant”) via an at the market offering agreement (the “ATM Agreement”). Under the ATM Agreement, the Company offered and sold shares of our Common Stock from time to time through Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, the Company issued 330,633 shares of our Common Stock at an average price to the public of $30.20 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Also in fiscal 2014, the Company entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, (the “Underwriting Agreement”) with respect to the issuance and sale in an underwritten public offering of an aggregate of 380,000 shares of our common stock at a price of $31.00 per share (the “Public Offering”). The Underwriting Agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our Common Stock by the Company. Net proceeds from the Public Offering, which was completed in early April 2014, were approximately $10,828,000.

During fiscal 2015, we did not sell any securities under or receive any proceeds from the sale of securities under the Form S-3 Shelf.

In October 2015, the Company entered into an At the Market Offering Agreement (the “Offering Agreement”) with Rodman & Renshaw, a unit of H. C. Wainwright & Co., LLC (the “Manager”) to offer and sell shares of its Common Stock under the Form S-3. Pursuant to the Offering Agreement, the Company may offer and sell shares of our Common Stock, having an aggregate offering price of up to $2,906,836 from time to time through or to the Manager, acting as sales agent and/or principal, in reliance on and subject to the limitations of General Instruction I.B.6 of Form S-3 and other applicable laws and regulations. Under the Offering Agreement, during the three months ended October 31, 2015, the Company issued 1,500 shares of our common stock at an average price to the public of $3.25 per share, generating net proceeds to the Company from sales of Common Stock pursuant to the Offering Agreement of approximately $5,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under our S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one-third of our public float. In 2014, we fully utilized our available transaction capacity to sell securities using the Form S-3 Shelf in the ATM offering. However, we regained the ability to utilize the Form S-3 Shelf as we entered fiscal 2016. Of the $40 million of securities registered under the S-3 Shelf, approximately $18.2 million of securities remains available for issuance and sale under the Form S-3 Shelf. However, based on our market capitalization of $4.2 million at October 31, 2015, we would be further limited in our ability to sell securities under the Form S-3 Shelf during a 12-month period to approximately $1.4 million.

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

d)	Reverse Stock Split

At the annual meeting of stockholders on October 22, 2015, the Company’s stockholders approved a proposal to amend the Certificate of Incorporation of the Company to effect a reverse split of our common stock, par value $0.001 per share (the “Common Stock”), at a ratio to be determined by the Company’s Board of Directors within a specific range and a reduction in the authorized number of shares of our Common Stock. On October 27, 2015, the Company filed a Certificate of Amendment to our Certificate of Incorporation to effect a one-for-10 reverse stock split of our Common Stock and to decrease the number of authorized shares of our Common Stock to 50,000,000 shares (the “Reverse Stock Split”). As a result of the Reverse Stock Split, as of the effective date of the Reverse Stock Split, every 10 shares of issued and outstanding Common Stock were combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued in connection with the Reverse Stock Split. Total cash payments made by the Company to stockholders in lieu of fractional shares were not material. The Common Stock began trading on a reverse stock split-adjusted basis on the NASDAQ Stock Market (“NASDAQ”) on October 29, 2015. On November 12, 2015, NASDAQ notified the Company that its Common Stock had regained compliance with the NASDAQ listed company closing bid price requirement.

All share and per share data included in this report has been retroactively restated to reflect the Reverse Stock Split.

Ocean Power Technologies, Inc. and Subsidiaries

 Notes to Consolidated Financial Statements

(Unaudited)

(2) Summary of Significant Accounting Policies

(a)	Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of October 31, 2015, there were no noncontrolling interests.

In September 2015, the Company re-purchased the non-controlling interest consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”) for nominal consideration and now has 100% ownership of OPTA. OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia. The Company also periodically evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of October 31, 2015, there were no such entities.

(b)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the legal costs associated with shareholder litigation and SEC subpoena; recoverability of the carrying amount of property and equipment; valuation allowances for receivables and deferred income tax assets; estimated costs to complete projects; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results may differ from those estimates.

(c)	Revenue Recognition

The Company’s contracts are either cost-plus or fixed-price contracts. Under cost-plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Currently, the Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project.

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

	October 31, 2015	April 30, 2015

Checking and money market accounts	$4,912,582	$4,614,400
Overnight repurchase account	5,426,740	12,721,334
	$10,339,322	$17,335,734

(e)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of October 31, 2015 and April 30, 2015, all of the Company’s investments were classified as held-to-maturity.

(f)	Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of October 31, 2015, there was €278,828 ($306,741) in letters of credit outstanding under this agreement.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU of which $100,000 is outstanding at October 31, 2015. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

In addition, the Company previously had a letter of credit outstanding for the benefit of the Oregon Department of State Lands for the removal of certain of the Company’s anchoring and mooring equipment from the seabed off the coast of Oregon. During fiscal 2015, the Company completed the removal activity and reduced the letters of credit from $1,200,000 to $0.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Restricted cash includes the following:

	October 31, 2015	April 30, 2015
Current:
NJBPU agreement	$100,000	$100,000
Barclay's Bank Agreement	337,732	338,561
	$437,732	$438,561

	October 31, 2015		April 30, 2015
Long Term:
NJBPU agreement	$	―	$50,000
	$	―	$50,000

(g)	Foreign Exchange Gains and Losses

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Foreign exchange loss	$(24,801)	$(216,249)	$(5,842)	$(221,907)

 Foreign currency denominated certificates of deposit and cash accounts:

	October 31, 2015	April 30, 2015

Restricted	$337,732	$338,561
Unrestricted	1,458,030	1,100,371
	$1,795,762	$1,438,932

(h)	Property and Equipment

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, overnight repurchase accounts, bank certificates of deposit and trade receivables. The Company invests its excess cash in highly liquid investments (typically, short-term bank deposits, Treasury bills, Treasury notes and money market funds) and does not believe that it is exposed to any significant risks related to its cash accounts, money market funds or certificates of deposit.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
Customer	2015	2014	2015	2014

US Department of Energy	18%	65%	32%	38%
European Union (WavePort project)	82%	―	68%	29%
Mitsui Engineering & Shipbuilding	―	35%	―	33%
	100%	100%	100%	100%

The loss of, or a significant reduction in revenues from, any of the current customers could significantly impact the Company's financial position or results of operations. The Company does not require its customers to maintain collateral.

(j)	Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to the Company's net losses, potentially dilutive securities, consisting of outstanding stock options and non-vested restricted stock, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per share, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 165,870 for the three and six months ended October 31, 2015, and 164,981 for the three and six months ended October 31, 2014, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(k)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017. Earlier application as of the original date is optional; however, the Company will adopt the standard beginning May 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption of this new accounting standard on its consolidated results of operations and financial position.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the effect ASU 2014-15 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which intends to simplify the presentation of debt issuance costs. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Currently, ASU 2015-03, would not have an effect on the Company’s consolidated financial statements and disclosures. The Company will evaluate the effect of ASU 2015-03 for future periods, as applicable.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (ASC 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred taxes are presented as non-current in a classified statement of financial position. The standard may be adopted on a retrospective or prospective basis. The standard is effective for annual periods beginning after December 15, 2015. Early adoption is available. The Company is currently assessing which method it will choose for adoption, and is evaluating the effect the new standard will have on its consolidated financial statements and disclosures.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	October 31, 2015	April 30, 2015
Certificate of Deposit and US Treasury obligations	$25,000	$75,000

(4) Balance Sheet Detail

	October 31, 2015	April 30, 2015

Accrued expenses
Project costs	$1,034,972	$867,771
Contract loss reserve	198,819	198,819
Employee incentive payments	199,412	529,274
Accrued salary and benefits	384,623	468,366
Legal and accounting fees	461,390	274,656
Other	197,991	168,233
	$2,477,207	$2,507,119

(5) Related Party Transactions

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Related party consulting expense	$-	$151,875	$52,667	$265,688

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor received 15 months of consulting fees at a monthly rate of $20,000 (this period terminated on July 18, 2015). For the three and six months ended October 31, 2015, the Company recorded $0 and $52,667 in expense relating to this agreement. For the three and six months ended October 31, 2014, the Company recorded $60,000 and $120,000 respectively in expense relating to this agreement.

In June 2014, the Company entered into an agreement with David L. Keller, a non-executive director of the Company, under which Mr. Keller served as our Interim Chief Executive Officer effective as of the June 9, 2014 termination of our former Chief Executive Officer, Charles F. Dunleavy through January 20, 2015. Under this agreement, Mr. Keller received a consulting fee of $1,500 per day of services provided to the Company. Effective January 20, 2015, Mr. George H. Kirby was appointed our President, Chief Executive Officer and a Director of the Company and Mr. Keller resigned as Interim CEO. Mr. Keller continued to serve as a non-executive director of the Company until October 22, 2015. For the three and six months ended October 31, 2015, the Company recorded $0 in expense relating to Mr. Keller’s agreement. For the three and six months ended October 31, 2014, the Company recorded $91,875 and $145,688 respectively in expense relating to this agreement.

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

	October 31, 2015		April 30, 2015

Total debt		$100,000	$150,000
Current portion of long-term debt		(100,000)	(100,000)
Long-term debt	$	―	$50,000

(7) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of October 31, 2015, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of October 31, 2015.

(8) Stock-Based Compensation

The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $277,000 and $153,000 for the six months ended October 31, 2015 and 2014, respectively. The six months ended October 31, 2014, reflected lower stock-based compensation costs relating primarily to the termination for cause of Charles F. Dunleavy, Chief Executive Officer, on June 9, 2014. In accordance with the Company’s 2001 Stock Plan and the 2006 Stock Incentive Plan, all vested and unvested equity compensation grants were forfeited by Mr. Dunleavy because of his termination for cause by the Company.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(a)	Stock Options

Valuation Assumptions for Options Granted During the Six Months Ended October 31, 2015 and 2014

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the six months ended October 31, 2015, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the six months ended October 31, 2015.

	Six Months Ended October 31,
	2015	2014
Risk-free interest rate	1.6%	1.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.5
Expected volatility	85.74%	85.49%

The above assumptions were used to determine the weighted average per share fair value of $4.05 and $7.20 for stock options granted during the six months ended October 31, 2015 and 2014, respectively.

A summary of stock options under our stock incentive plans is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2015	108,376	$43.20	5.7
Forfeited	(10,440)	56.18
Exercised	—	—
Granted	5,138	5.80
Outstanding as of October 31, 2015	103,074	40.02	5.2
Exercisable as of October 31, 2015	86,125	45.73	4.6

As of October 31, 2015, the total intrinsic value of outstanding and exercisable options was $0. As of October 31, 2015, approximately 16,000 additional options are expected to vest in the future, which options had no intrinsic value and a weighted average remaining contractual term of 8.2 years. There was approximately $110,000 and $75,000 of total recognized compensation cost related to stock options for the six months ended October 31, 2015 and 2014, respectively. As of October 31, 2015, there was approximately $84,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.9 years. The Company normally issues new shares to satisfy option exercises under these plans. Stock options outstanding, as of October 31, 2015, included 11,578 stock options subject to performance-based vesting requirements.

(b)	Restricted Stock

Compensation expense for unvested restricted stock is generally recorded based on the market value of the restricted stock on the date of grant and recognized ratably over the associated service and performance period. Of the 47,514 unvested shares of restricted stock, there are different vesting criteria and compensation expense methods. There are 21,955 unvested restricted shares that vest based on service criteria. The compensation expense is recorded based on the market value on the date of grant and is recognized ratably over the associated service period. There are 1,599 unvested restricted shares that vest based on personal and Company performance goals and the compensation expense is recorded based on the market value on the date of grant and is recognized ratably over the associated performance period. There are 23,960 unvested restricted shares where the achievement of vesting requirement for performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the designated funds’ group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A summary of non-vested restricted stock under our stock incentive plans is as follows:

	Number of Shares	Weighted Average Price per Share

Issued and unvested at April 30, 2015	84,062	$7.30
Granted	1,300	5.50
Forfeited	(4,897)	9.94
Vested	(32,951)	7.18
Issued and unvested at October 31, 2015	47,514	$7.06

There was approximately $167,000 and $78,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2015 and 2014, respectively. As of October 31, 2015, there was approximately $217,000 of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 1.9 years.

(c)	Treasury Stock

During the six months ended October 31, 2015 and 2014, 452 and 80 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

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

On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to the Company’s technology and a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project").  The third amended class action complaint seeks unspecified monetary damages and other relief.  On November 5, 2015, defendants filed a new motion to dismiss the third amended class action complaint. The lead plaintiff has not yet responded to the motion.

On July 10, 2014, the Company received a demand letter ("Demand Letter") from an attorney claiming to represent a shareholder demanding that the Company's Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project. The Company invited the attorney to participate in the Section 220 Demand process discussed below. On February 6, 2015, the Company produced documents to the attorney pursuant to a confidentiality agreement in connection with the Section 220 Demand process.

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

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief. On September 2, 2015, the plaintiff and all the defendants agreed to stay the Rywolt derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court). In addition, on September 2, 2015, the plaintiffs in the Labare and Rywolt derivative lawsuits filed an unopposed motion to consolidate the two actions. The Court has not yet ruled on that motion.

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

SEC Subpoena

On February 4, 2015, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena. The SEC investigation is ongoing and the Company continues to cooperate with the SEC in its investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($306,741) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014 and March and September 2015, the Company received partial refunds of the amount under dispute and continues to expect that this matter will be resolved in the Company’s favor.

(10) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the three and six month periods ended October 31, 2015 and 2014. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the three and six months ended October 31, 2015, the Company had no material changes in uncertain tax positions.

(11) Operating Segments and Geographic Information

The Company's business consists of one segment as this represents management's view of the Company's operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers.

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended October 31, 2015
Revenues from external customers	$494,412	$—	$—	$494,412
Operating loss	(2,880,664)	(78,259)	(40,726)	(2,999,649)

Three months ended October 31, 2014
Revenues from external customers	1,747,788	$—	$—	$1,747,788
Operating loss	(3,614,964)	(341,804)	(226,885)	(4,183,653)

Six months ended October 31, 2015
Revenues from external customers	$600,078	$—	$—	$600,078
Operating loss	(7,096,878)	(165,982)	(126,522)	(7,389,382)

Six months ended October 31, 2014
Revenues from external customers	3,288,316	$—	$—	$3,288,316
Operating loss	(6,197,577)	(734,672)	(720,957)	(7,653,206)

October 31, 2015
Long-lived assets	219,243	160	—	219,403
Total assets	10,526,855	834,343	426,666	11,787,864

April 30, 2015
Long-lived assets	262,985	913	—	263,898
Total assets	$17,899,273	597,796	373,817	18,870,886

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis (“MD&A”) or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for fiscal 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2015 refers to the year ended April 30, 2015).

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

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy from contracts with Lockheed Martin Corporation (“Lockheed Martin”), in fiscal 2003, and in fiscal 2004 we entered into our first development and construction contract with Lockheed Martin for the development and construction of a prototype autonomous PowerBuoy. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy as an alternate power source for the Navy’s Deep Water Active Detection System (“DWADS”). In fiscal 2012, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) contract. The LEAP PowerBuoy, or APB350, incorporates a unique power take-off (“PTO”) and on-board storage system, and is significantly smaller and more compact than those of our previous PowerBuoy designs. It is designed to provide persistent, grid-independent clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial applications. Also, in fiscal 2012, ocean trials of our PB150B1 PowerBuoy were conducted off the northeast coast of Scotland. Our larger-scale PB150B1 PowerBuoy structure and mooring system achieved independent certification from Lloyd’s Register in December 2010. This certification confirms that the PB150B1 PowerBuoy design complies with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

During fiscal 2012 through fiscal 2015, we worked on projects with partners including Mitsui Engineering & Shipbuilding (“MES”) and the US Department of Energy (“DOE”) as well as on our WavePort project in Spain and a project in Oregon. We also continued development of our PowerBuoy technology as well as our next generation PowerBuoy technology. We are continuing to develop, test and refine our technology and our products and we do not yet have a commercial product offering.

During the six months ended October 31, 2015, we continued work under our contract with the DOE and continued to seek to implement the strategic pivot in our business plan initiated in fiscal 2015, focusing on the autonomous applications markets. Our contract with the DOE is for development efforts that focus on further optimization of our modular PTO technology. In March 2015, we successfully completed a stage gate review during which the DOE reviewed advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability. We are currently completing the final stage of the contract. We also deployed the PB40 PowerBuoy off the coast of the New Jersey in late July 2015 and subsequently retrieved it approximately three weeks later. We were permitted to operate the PB40 at this location for a period of up to one year. Although the PB40 produced power throughout its deployment period, it began reporting unexpected performance data. This performance data indicated likely failures of components associated with the float braking system which would be activated during severe storm periods in order to prevent damage to the float. As a result, we decided to proactively retrieve the PB40 earlier than anticipated in order to avoid potential physical damage to the buoy structure in the event of a severe storm. During the limited deployment period, we were able to obtain performance data, which we will use to further understand the PB40’s system performance and power generation in varying wave states. In addition, we were also able to use the deployment and retrieval of the PB40, 30 miles off of the coast of New Jersey, to validate our logistical processes associated with permitting, stage, towing and installation of the PB40 at its moored location. Because the PB40 is a legacy prototype device, it is not considered to be a critical part of our strategic pivot initiated in fiscal 2015 focusing on the autonomous applications market. Based on the limited information, we currently believe that the failed components are unique to the PB40, and therefore, we do not believe that their causes will materially impact the functionality of any of our other autonomous PowerBuoys currently under development. Costs associated with the retrieval of the PB40 are reflected in our product development expenses in our quarterly results for the quarter ending October 31, 2015. We do not have current plans to redeploy the PB40; however, we do plan to investigate, analyze and asses the component failures of the PB40.

We also deployed our APB350 A1 PowerBuoy off the coast of New Jersey in late August 2015. The APB350 A1 contains an improved PTO system compared to the APB350 that was deployed in 2011 in connection with the U.S. Navy's LEAP Program and then redeployed in 2013 in conjunction with the U.S. Department of Homeland Security. The APB350 A1 features an advanced PTO design with a focus on reliability, manufacturability, cost and efficiency improvement. The APB350 uses a modular energy storage system (ESS) to provide continuous power to the payload even when the Powerbuoy is not generating new power due to calm sea states. We believe the ESS has enough storage capacity to provide up to 7 days of continuous power to the majority of ocean sensors when starting from a fully charged state. Real-time performance and weather data is being collected and transmitted to the Company’s monitoring and analysis center at its corporate headquarters in Pennington, NJ. Subsequent to its August deployment, the APB350 A1 was retrieved in early October 2015 for a necessary repair. We redeployed the APB350 A1 in late October 2015 to continue its sea trials.

We also are continuing to work to develop solutions seeking to improve our products’ durability and reliability and to reduce costs. For example, the original APB350 utilized a rack and pinion PTO and successfully powered US Navy applications off the coast of New Jersey for nearly three months. The redesigned APB350 leverages our knowledge base from that design to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency high voltage ESS.

In January 2013, we filed the Form S-3 Shelf. The Form S-3 Shelf was declared effective in February 2013. Under the Form S-3 Shelf we established an ATM Facility with Ascendiant via an ATM Agreement in June 2013. Under the ATM Agreement, we offered and sold shares of our Common Stock from time to time through the Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, we issued 330,633 shares of our Common Stock at an average price to the public of $30.20 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Also in fiscal 2014, we entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, with respect to the issuance and sale in the Public Offering of an aggregate of 380,000 shares of our Common Stock at a price of $31.00 per share (the “public offering”) The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our Common Stock by us. Net proceeds from the Public Offering, which was completed in early April 2014, were approximately $10,828,000.

During fiscal 2015, we did not sell any securities under or receive any proceeds from the sale of securities under the Form S-3 Shelf.

In October, 2015, the Company entered into the Offering Agreement with the Manager to offer and sell shares of our Common Stock under Form S-3. Pursuant to the Offering Agreement, the Company may offer and sell shares of its Common Stock, having an aggregate offering price of up to $2,906,836 from time to time through or to the Manager, acting as sales agent and/or principal, in reliance on and subject to the limitations of General Instruction I.B.6 of Form S-3 and other applicable laws and regulations. Under the Offering Agreement, during the three months ended October 31, 2015, the Company issued 1,500 shares of our common stock at an average price to the public of $3.25 per share, receiving net proceeds from the Offering Agreement of approximately $5,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under our S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. In 2014, we fully utilized our available transaction capacity to sell securities using the S-3 Shelf in the ATM offering. However, we regained the ability to utilize Form S-3 as we entered fiscal 2016. Of the $40 million of securities registered under the Form S-3 Shelf, approximately $18.2 million remains available for issuance and sale under the Form S-3 Shelf. However, based on our market capitalization of $4.2 million at October 31, 2015, we would be further limited in our ability to sell securities under the Form S-3 Shelf during any 12-month period to approximately $1.4 million.

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

At October 31, 2015, our total negotiated backlog was $0.7 million compared with $0.9 million at April 30, 2015. Some of our backlog at October 31, 2015 and April 30, 2015 consisted of cost-sharing contracts as described in the Financial Operations Overview section of the MD&A in this Quarterly Report on Form 10-Q. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Currently, we expect that our backlog will continue to decline in the near term; however, we continue to focus on obtaining new contracts and customers to further develop our technology. We are also seeking to develop strategic alliances with other companies that have developed or are developing in-ocean applications requiring a persistent source of power to address identified needs of potential customers. As announced in late October, we signed a non-binding Memorandum of Understanding (“MOU”) with Gardline Environmental, Ltd. to jointly investigate innovative metocean monitoring and maritime security systems for prospective customers using both companies’ technologies. Our backlog was fully funded at October 31, 2015 and April 30, 2015.

Not included in our backlog is a $1.0 million grant that we received from Ente Vasco de la Energia (“EVE”), a Basque regional energy agency which would have provided partial funding for the deployment of the PB40 PowerBuoy off the coast of Spain. This grant expires on December 31, 2015 and will not be utilized as we have no planned deployment in Spain at this time.

Currently, our contract with MES is undergoing a stage-gate review process and activity has been suspended until we receive further notification from MES. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process has been utilized by other customers such as the DOE. MES has indicated that work under this contract could resume upon passing the stage-gate review. We billed and have been paid for all eligible costs incurred under the contract in fiscal 2015. Our revenues recorded reflect the total amount paid on the contract. In addition, depending on the outcome of the stage-gate review, the scope of the project may be decreased or increased and other terms, including schedule, of the project may change. A significant reduction in the remaining scope of the project could have a material adverse effect on our future revenue and backlog. We cannot predict whether MES will resume work under this contract, or, if any such work is resumed, when that will occur. Under the terms of the contract, MES has the right to terminate the contract assuming the Japanese Government prime contractor (“NEDO”) concurrence or to continue OPT’s activity until the next scheduled review.

For the three months ended October 31, 2015, we generated revenues of $0.5 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $3.0 million, and for the three months ended October 31, 2014, we generated revenues of $1.7 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $4.4 million. As of October 31, 2015, our accumulated deficit was $171.9 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in the autonomous (grid independent) application markets.

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

The APB350 is a prototype and is currently undergoing a design iteration focusing on improving its commercial viability, its reliability and endurance. Based on our product and technology roadmap, we believe that the APB350 will undergo significant in-ocean and accelerated life testing during the next year and we currently project that in calendar year 2016, it will achieve a maturity level that will allow us to proceed with a commercial launch of our product. We currently project that we will have a product capable of being used for our first product demonstrations with early adopters in calendar year 2016. We are currently projecting that our APB 350 product will be developed sufficiently for its customer launch within approximately the same timeframe. We anticipate that the APB350 will generate and store power sufficient to address application needs in all six markets such as metrological data collection for oil and gas and ocean observing, wind and environmental data collection for offshore wind, and sensors and communications for homeland defense. With additional power available, we believe new applications will be enabled through the development of new sensors and hardware that were not feasible or financially viable with incumbent power sources such as generators, solar, wind and battery based sources.

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

Australia

In 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (“Leighton”) for the development of wave power projects off the coast of Australia. In 2009, Leighton formed VWP, a special purpose company for the development of a wave power project off the coast of Victoria, Australia. In 2010, VWP and the Commonwealth of Australia entered into an Energy Demonstration Program Funding Deed (“Funding Deed”), wherein VWP was awarded an A$66.5 million (approximately US$62 million) grant for the wave power project; however, receipt of funds under the grant was subject to certain terms, including achievement of future significant external funding milestones. The grant was expected to be used towards the A$232 million proposed cost of building and deploying a wave power station off the coast of Australia (the “Project”). In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd acquired 100% ownership of VWP from Leighton. In January 2014, VWP signed a Deed of Variation with ARENA that amended the Funding Deed, and, in March 2014, received the initial portion of the grant from ARENA in the amount of approximately A$5.6 million (approximately US$5.2 million) (the “Initial Funding”). The Initial Funding was subject to claw-back provisions if certain contractual requirements, including performance criteria, were not satisfied. In light of the claw-back provisions, the Company determined to classify the Initial Funding as an advance payment, hold the funds as restricted cash and defer recognition of the funds as revenue. In July 2014, the VWP Board of Directors determined that the project contemplated by the Funding Deed was no longer commercially viable and terminated the Funding Deed and returned the Initial Funding to ARENA.

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

Generally, our contracts are either cost-plus or fixed-price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed-price contracts, firm-fixed price and cost-sharing. Under firm fixed-price contracts, we receive an agreed-upon amount for providing product development and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Some of our revenue for the three and six months ended October 31, 2015 and 2014 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Six Months Ended October 31,
	($ millions)		($ millions)
	2015	2014	2015	2014

US Department of Energy	$0.1	$1.1	$0.2	$1.2
European Union (WavePort project)	0.4	—	0.4	1.0
Mitsui Engineering & Shipbuilding	—	0.6	—	1.1
	$0.5	$1.7	$0.6	$3.3

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 31, 2015 and 2014:

	Six months ended October 31,
Customer Location	2015	2014

United States	32%	38%
Europe	68%	29%
Asia and Australia	—	33%

	100%	100%

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

Some of our revenue recorded for the six months ended October 31, 2015 and 2014 was generated from cost-sharing contracts, which result in zero gross profit. In the six months ended October 31, 2014, our fixed-price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

Our ability to generate a gross profit will depend on the nature of future contracts, our success at generating revenues through sales of our PowerBuoy systems, the nature of our contracts generating revenues to fund our product development efforts, and our ability to manage costs incurred on fixed price commercial contracts.

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

Interest income (expense), net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $10.8 million as of October 31, 2015, compared to $23.4 million as of October 31, 2014.

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.8 million as of October 31, 2015 and $2.1 million as of October 31, 2014, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $10.8 million as of October 31, 2015, and $23.4 million as of October 31, 2014. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty. Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the six months ended October 31, 2015 and 2014, were recorded in Euros.

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

Results of Operations

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2015 and 2014:

	Three Months ended October 31,		% Change 2015 Period to
	2015	2014	2014 Period
Revenues	$494,412	$1,747,788	(72)%
Cost of revenues	494,412	1,998,076	(75)
Gross loss	—	(250,288)	(100)
Operating expenses:
Product development costs	1,177,656	1,224,487	(4)
Selling, general and administrative costs	1,821,993	2,708,878	(33)
Total operating expenses	2,999,649	3,933,365	(24)
Operating loss	(2,999,649)	(4,183,653)	(28)
Interest income (expense), net	3,712	3,424	8
Other expense	(8,080)	—	100
Foreign exchange loss	(24,801)	(216,249)	(89)
Net loss	(3,028,818)	(4,396,478)	(31)
Less: Net (gain) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	2,057	26,784	(92)
Net loss attributable to Ocean Power Technologies, Inc	$(3,026,761)	$(4,369,694)	(31)%

Revenues

Revenues decreased by $1.3 million, or 72%, to $0.5 million in the three months ended October 31, 2015, as compared to $1.7 million in the three months ended October 31, 2014. The decrease in revenue is the result of the completion of the billable work under certain contracts under which we performed in the 2014 period with no associated billable work under new contracts in the 2015 period and the decrease in billable work under the current phase of our project with MES in the 2015 period. This is discussed more fully in the Overview section of the MD&A. These decreases were slightly offset by revenue from our WavePort contract with the European Union (the “EU”) for our project in Spain. The contract included a contractual provision whereby the EU was not required to pay 15% of the total fee pending satisfactory completion of the project as well as a final audit of eligible and billable costs. Due to uncertainties as to whether the Company would ultimately collect this amount, the Company did not include this amount in our percentage-of-completion calculation for revenue recognition purposes in prior fiscal years. As previously disclosed, the contract terminated on July 31, 2014. During the three months ended October 31, 2015, the EU notified the Company that the final audit of billable costs was completed with satisfactory results. Subsequently, the EU paid the Company approximately € 368,000 ($406,000).

Cost of revenues

Cost of revenues decreased by $1.5 million, or 75%, to $0.5 million in the three months ended October 31, 2015, as compared to $2.0 million in the three months ended October 31, 2014. The decrease in cost of revenues is the result of the completion of billable work under certain contracts under which we performed in the 2014 period and the decrease in billable work under the current phase of our project with MES. This is discussed more fully in the Overview section of the MD&A. These decreases were slightly offset by revenue from our WavePort contract with the European Union (the “EU”) for our project in Spain. The contract included a contractual provision whereby the EU was not required to pay 15% of the total fee pending (satisfactory completion of the project as well as a final audit of eligible and billable costs). Due to uncertainties as to whether the Company would ultimately collect this amount, the Company did not include this amount in our percentage-of-completion calculation for revenue recognition purposes in prior fiscal years. As previously disclosed, the contract terminated on July 31, 2014. During the three months ended October 31, 2015, the EU notified the Company that the final audit of billable costs was completed with satisfactory results. Subsequently, the EU paid the Company approximately € 368,000 ($406,000).

During the three months ended October 31, 2014, our fixed-price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

Some of our projects in the three month period ended October 31, 2015 and 2014 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success generating revenues through sales of our PowerBuoy systems, the nature of contracts relating for our development efforts, and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs were $1.2 million in the three months ended October 31, 2015 and 2014. Product development costs for the three months ended October 31, 2015, included the costs associated with the deployment and retrieval of our legacy PB40 and APB350 A1 PowerBuoys, in addition to the continued development costs for use of our PowerBuoys in the autonomous applications markets. These costs were offset by the recovery of product development costs from prior periods under our cost-sharing contract with the EU for our WavePort project. Over the next several years, it is our goal to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our product development expenses or the scope of our development activities.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $0.9 million, or 33%, to $1.8 million for the three months ended October 31, 2015 as compared to $2.7 million for the three months ended October 31, 2014. The decrease was related primarily to site development expenses related to our terminated project in Australia incurred during the 2014 period, decreased patent amortization costs and lower third party consultant fees.

Interest income (expense), net

Interest income (expense) net increased to $4,000 for the three months ended October 31, 2015, as compared to $3,000 in the three months ended October 31, 2014.

Foreign exchange loss

Foreign exchange loss was $25,000 for the three months ended October 31, 2015, compared to a foreign exchange loss of $216,000 for the three months ended October 31, 2014. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Six Months Ended October 31, 2015 Compared to Six Months Ended October 31, 2014

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2015 and 2014:

	Six Months ended October 31,		% Change 2015 Period to
	2015	2014	2014 Period
Revenues	$600,078	$3,288,316	(82)%
Cost of revenues	600,078	3,965,240	(85)
Gross loss	—	(676,924)	(100)
Operating expenses:
Product development costs	3,660,444	1,144,432	220
Selling, general and administrative costs	3,728,938	5,831,850	(36)
Total operating expenses	7,389,382	6,976,282	6
Operating loss	(7,389,382)	(7,653,206)	(3)
Interest income (expense), net	8,835	(55,196)	(116)
Other income	242,927	185,000	31
Foreign exchange loss	(5,842)	(221,907)	(97)
Net loss	(7,143,462)	(7,745,309)	(8)
Less: Net (gain) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(45,340)	92,863	(149)
Net loss attributable to Ocean Power Technologies, Inc	$(7,188,802)	$(7,652,446)	(6)%

Revenues

Revenues decreased by $2.7 million, or 82%, to $0.6 million in the six months ended October 31, 2015, as compared to $3.3 million in the six months ended October 31, 2014. The decrease in revenue is related to decreased revenue as a result of the completion of billable work under certain contracts under which we performed in the 2014 period with no associated work under new contracts in the 2015 period, decreased billable work related to the completion of our WavePort contract with the EU in fiscal 2015 and the decrease in billable work under the current phase of our project with MES. This is discussed more fully in the Overview section of the MD&A.

Cost of revenues

Cost of revenues decreased by $3.4 million, or 85%, to $0.6 million in the six months ended October 31, 2015, as compared to $4.0 million in the six months ended October 31, 2014. The decrease in cost of revenue is related to decreased revenue as a result of the billable work under certain contracts under which we performed in the 2014 period with no corresponding work performed in the 2015 period, decreased billable work related to the completion of our WavePort contract with the EU in fiscal 2015 and the decrease in billable work under the current phase of our project with MES. This is discussed more fully in the Overview section of the MD&A. During the six months ended October 31, 2014, our firm-fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

Some of our projects in the six-month period ended October 31, 2015 and 2014 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at generating revenues through sales of our PowerBuoy systems, the nature of contracts relating to our development efforts and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs increased by $2.5 million, or 220%, to $3.7 million in the six months ended October 31, 2015, as compared to $1.1 million in the six months ended October 31, 2014. The increase in product development costs was related primarily to increased costs associated with the deployment and retrieval costs of our legacy PB40 and APB350 A1 PowerBuoys, in addition to the continued development costs for our autonomous applications. Over the next several years, it is our intent to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain external funding, we may curtail our product development expenses or the scope of our development activities.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $2.1 million, or 36%, to $3.7 million for the six months ended October 31, 2015 as compared to $5.8 million for the six months ended October 31, 2014. The decrease was related primarily to lower legal fees during the six months ended October 31, 2015. In addition during the six months ended October 31, 2014, we incurred costs related to site development expenses related to our terminated project in Australia which was terminated prior to the comparable 2015 period, and we incurred lower patent amortization costs and third party consultant fees in the 2015 period. These decreases were partially offset by increased employee related costs.

Interest income (expense), net

Interest income (expense), net increased to $9,000 for the six months ended October 31, 2015, as compared to interest expense, net of $55,000 in the six months ended October 31, 2014. During the six months ended October 31, 2014, we recorded interest expense for the repayment of funds received in March 2014 from ARENA of $5.2 million.

Foreign exchange loss

Foreign exchange loss was $6,000 for the six months ended October 31, 2015, compared to a foreign exchange loss of $222,000 for the six months ended October 31, 2014. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other income

During the six months ended October 31, 2015, we received a refund of $243,000 related to research and development expenditures in Australia. During the six months ended October 31, 2014, we reached a favorable settlement with a vendor regarding a disputed transaction, which resulted in our receipt of the amount of $185,000.

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

Cash flows for the six months ended October 31, 2015 and 2014 were as follows:

	Six Months Ended October 31,
	2015	2014
Net loss	$(7,143,462)	$(7,745,309)

Adjustments for noncash operating items	338,383	861,700

Net cash operating loss	(6,805,079)	(6,883,609)

Net change in operating assets and liabilities	(179,626)	(5,227,368)

Net cash used in operating activities	$(6,984,705)	$(12,110,977)

Net cash provided by investing activities	$89,699	$4,700,266

Net cash used in financing activities	$(46,926)	$(50,154)

Effect of exchange rates on cash and cash equivalents	$(54,480)	$(159,086)

Net cash used in operating activities

Net cash used in operating activities was $7.0 million and $12.1 million for the six months ended October 31, 2015 and 2014, respectively. The change was the result of a decrease in net loss of $0.6 million and the net change in operating assets and liabilities of $5.0 million, partially offset by a decrease in cash provided by noncash operating items of $0.5 million.

The decrease in net loss for the six months ended October 31, 2015 compared to the six months ended October 31, 2014 reflects an increase in product development costs of $2.5 million relating primarily to multiple deployments and retrievals of PowerBuoys, offset by a decrease in SG&A costs of $2.1 million relating primarily to decreased legal fees to address the shareholder litigation and related matters, decreased site development expenses related to our terminated project in Australia, and a decrease in the net change of other income and foreign exchange loss of $0.3 million. In addition, the six months ended October 31, 2014 reflects a gross loss of $0.7 million relating to our project with MES.

The decrease in noncash operating items reflects a decrease in amortization expense for patents of $0.4 million and a decrease in foreign exchange loss of $0.2 million, offset by an increase in equity compensation of $0.1 million.

The increase in operating assets and liabilities reflects the advanced payment received from customers of $4.7 million and the change in unearned revenue of $0.9 million for the six months ended October 31, 2014, offset by the change in accounts receivable of $0.3 million and the change in other assets of $0.3 million during the six months ended October 31, 2015.

Net cash provided by investing activities

Net cash provided by investing activities was $0.1 million for the six months ended October 31, 2015 and net cash provided by investing activities was $4.7 million for the six months ended October 31, 2014. The change was primarily the result of a net decrease in purchases of $2.0 million in marketable securities offset by a decrease in restricted cash of $6.7 million.

Net cash used in financing activities

Net cash used in financing activities was $47,000 and $50,000, respectively, for the six months ended October 31, 2015 and 2014. The net cash used was primarily for repayment of long term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $54,000 and $159,000 in the six months ended October 31, 2015 and 2014, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We have incurred negative operating cash flows since our inception. As of October 31, 2015, our cash and cash equivalents and marketable securities balance was approximately $10.4 million. Based upon our cash and cash equivalents and marketable securities balance as of April 30, 2015, we believe that we will be able to finance our capital requirements and operations into the quarter ending October 31, 2016. In addition, as of October 31, 2015, our restricted cash balance was approximately $0.4 million.

We expect to continue to make investments in ongoing product development efforts in anticipation of future growth. Our future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from our expectations include, but are not limited to, risks from insufficiencies of capital, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, performance of PowerBuoy, deployment risks and laws, regulations and permitting. In order to complete our future growth strategy, we will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to us as needed. Historically, we have raised proceeds through public capital markets. If sufficient financing is not obtained, we may be required to further curtail or limit certain product development costs and product development activities, and/or selling, general and administrative activities in order to reduce our cash expenditures.

In January 2013, we filed the Form S-3. The Form S-3 was declared effective in February 2013. Under the Form S-3 Shelf we established the ATM Facility with Ascendiant via the ATM Agreement in June 2013. Under the ATM Agreement, we offered and sold shares of our Common Stock from time to time through Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, we issued 330,633 shares of our common stock at an average price to the public of $30.20 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Also in fiscal 2014, we entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, with respect to the issuance and sale in an underwritten Public Offering of an aggregate of 380,000 shares of our Common Stock at a price of $30.10 per share under the Form S-3. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us. Net proceeds from the Public Offering, which was completed in early April 2014, were approximately $10,828,000.

During fiscal 2015, we did not sell any securities under or receive any proceeds from the sale of securities under the Form S-3 Shelf.

In October, 2015, the Company entered into the Offering Agreement with the Manager to offer and sell shares of our Common Stock under the Form S-3. Pursuant to the Offering Agreement, the Company may offer and sell shares of its Common Stock, having an aggregate offering price of up to $2,906,836 from time to time through or to the Manager, acting as sales agent and/or principal, in reliance on and subject to the limitations of General Instruction I.B.6 of Form S-3 and other applicable law and regulation. Under the Offering Agreement, during the three months ended October 31, 2015, the Company issued 1,500 shares of our common stock at an average price to the public of $3.25 per share, receiving net proceeds from the Offering Agreement of approximately $5,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under our S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one-third of our public float. In 2014, we fully utilized our available transaction capacity to sell securities using the Form S-3 in the ATM offering. However, we regained the ability to utilize the S-3 Shelf as we entered fiscal 2016. Of the $40 million of securities registered under the Form S-3, approximately $18.2 million of securities remains available for issuance and sale under the Form S-3. However, based on our market capitalization of $4.2 million at October 31, 2015, we would be further limited in our ability to sell securities under the Form S-3 during a 12 month period to approximately $1.4 million.

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

During fiscal 2015, the Company returned the initial grant funding received of AU$5,595,723 (US$5,179,960) and interest of AU$109,051 (US$102,061) to ARENA. This was related to the VWP Board of Directors’ determination that the project contemplated by the grant was no longer commercially viable.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2015 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Shareholder Litigation:

The Company and its former Chief Executive Officer Charles Dunleavy are defendants in consolidated securities class action lawsuits pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG). The consolidated actions are Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG; Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815; Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015; and Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592. On March 17, 2015, the court entered an order appointing Five More Special Situation Fund Ltd. as the lead plaintiff. On May 18, 2015, the lead plaintiff filed an amended class action complaint. The amended class action complaint alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project"). The amended complaint seeks unspecified monetary damages and other relief. On July 17, 2015, defendants filed a motion to dismiss" the amended class action complaint. Lead plaintiff filed a response to the motion on August 31, 2015. On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to the Company’s technology and a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project").  The third amended class action complaint seeks unspecified monetary damages and other relief.  On November 5, 2015, the Company filed a new motion to dismiss the third amended class action complaint.  Lead plaintiff has not yet responded to the motion.

On July 10, 2014, the Company received a demand letter ("Demand Letter") from an attorney claiming to represent a shareholder demanding that the Company's Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project. The Company invited the attorney to participate in the Section 220 Demand process discussed below.  On February 6, 2015, the Company produced documents to the attorney pursuant to a confidentiality agreement in connection with the Section 220 Demand process.

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

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief. On September 2, 2015, the plaintiff and all the defendants agreed to stay the Rywolt derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court). In addition, on September 2, 2015, the plaintiffs in the Labare and Rywolt derivative lawsuits filed an unopposed motion to consolidate the two actions. The Court has not yet ruled on that motion.

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

SEC Subpoena

On February 4, 2015, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena. The SEC investigation is ongoing and the Company continues to cooperate with the SEC in its investigation. We are unable to predict what action, if any, might be taken by the SEC as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

August 1-31, 2015	―	―	―	―
September 1-30, 2015	―	―	―	―
October 1-31, 2015	385	$3.56	―	―

(1) Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1

Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 27, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2015)

10.1		At the Market Offering Agreement, dated as of October 19, 2015, by and between Ocean Power Technologies, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2015)

10.2		Ocean Power Technologies, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-8 filed with the SEC on December 14, 2015)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, filed December XX, 2015: (i) Consolidated Balance Sheets – October 31, 2015 (unaudited) and April 30, 2015, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows (unaudited) – Three and Six Months Ended October 31, 2015 and 2014, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three and Six Months Ended October 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.**

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.
(Registrant)

Date: December 14, 2015		/s/ George H. Kirby III
	By:	George H. Kirby III
Chief Executive Officer

Date: December 14, 2015		/s/ Mark A. Featherstone
	By:	Mark A. Featherstone
Chief Financial Officer

EXHIBIT INDEX

3.1

Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 27, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015)

10.1

At the Market Offering Agreement, dated as of October 19, 2015, by and between Ocean Power Technologies, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2015)

10.2		Ocean Power Technologies, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the SEC on December 14, 2015)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, filed December XX, 2015: (i) Consolidated Balance Sheets – October 31, 2015 (unaudited) and April 30, 2015, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows (unaudited) – Three and Six Months Ended October 31, 2015 and 2014, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three and Six Months Ended October 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.**

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under those sections.