Form 10-Q
period 2016-01-31
Ocean Power Technologies, Inc.
filed 2016-03-11
CIK 1378140

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2016

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

As of February 29, 2016, the number of outstanding shares of common stock of the registrant was 1,936,801

 OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE SIX MONTHS ENDED JANUARY 31, 2016

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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2016	April 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,413,258	$17,335,734
Marketable securities	50,000	75,000
Restricted cash	377,101	438,561
Accounts receivable	14,534	103,470
Unbilled receivables	37,465	81,658
Other current assets	214,828	186,641
Total current assets	10,107,186	18,221,064
Property and equipment, net	206,580	263,898
Restricted cash	—	50,000
Other noncurrent assets	295,912	335,924
Total assets	$10,609,678	$18,870,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$451,446	$352,827
Accrued expenses	2,718,518	2,507,119
Current portion of long-term debt	75,000	100,000
Total current liabilities	3,244,964	2,959,946
Long-term debt	—	50,000
Deferred credits	600,000	600,000
Total liabilities	3,844,964	3,609,946
Commitments and contingencies (note 9)
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized as of January 31, 2016, and 105,000,000 shares authorized as of April 30, 2015; issued 1,924,234 and 1,838,720 shares, respectively	1,924	1,839
Treasury stock, at cost; 5,705 and 3,866 shares, respectively	(135,938)	(132,016)
Additional paid-in capital	180,951,755	180,803,339
Accumulated deficit	(173,901,826)	(164,755,055)
Accumulated other comprehensive loss	(151,201)	(229,915)
Total Ocean Power Technologies, Inc. stockholders’ equity	6,764,714	15,688,192
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty. Ltd.	—	(427,252)
Total equity	6,764,714	15,260,940
Total liabilities and stockholders’ equity	$10,609,678	$18,870,886

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenues	$5,203	$328,511	$605,281	$3,616,827
Cost of revenues	5,203	379,106	605,281	4,344,346
Gross loss	―	(50,595)	―	(727,519)
Operating expenses:
Product development costs	1,752,001	1,082,628	5,412,445	2,227,060
Selling, general and administrative costs	1,690,420	1,956,702	5,419,358	7,788,552
Total operating expenses	3,442,421	3,039,330	10,831,803	10,015,612
Operating loss	(3,442,421)	(3,089,925)	(10,831,803)	(10,743,131)
Interest income (expense), net	1,128	6,793	9,963	(48,403)
Other income (expense), net	(3,114)	―	239,813	185,000
Foreign exchange loss	(188,424)	(246,002)	(194,266)	(467,909)
Loss before income taxes	(3,632,831)	(3,329,134)	(10,776,293)	(11,074,443)
Income tax benefit	1,674,862	1,137,872	1,674,862	1,137,872
Net loss	(1,957,969)	(2,191,262)	(9,101,431)	(9,936,571)
Less: Net (profit) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	-	5,291	(45,340)	98,154
Net loss attributable to Ocean Power Technologies, Inc.	$(1,957,969)	$(2,185,971)	$(9,146,771)	$(9,838,417)
Basic and diluted net loss per share	$(1.05)	$(1.25)	$(5.07)	$(5.63)
Weighted average shares used to compute basic and diluted net loss per share	1,865,464	1,750,827	1,803,559	1,748,484

See accompanying notes to consolidated financial statements (unaudited).

 Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Net loss	$(1,957,969)	$(2,191,262)	$(9,101,431)	$(9,936,571)
Foreign currency translation adjustment	151,496	64,414	106,038	130,426
Total comprehensive loss	(1,806,473)	(2,126,848)	(8,995,393)	(9,806,145)

Comprehensive (income) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	-	(44,564)	(72,664)	25,490

Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(1,806,473)	$(2,171,412)	$(9,068,057)	$(9,780,655)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total Equity

Balance, April 30, 2015	18,387,769	$18,388	(38,658)	$(132,016)	$180,786,790	$(164,755,055)	$(229,915)	$(427,252)	$15,260,940

Reverse stock split	(16,549,049)	(16,549)	34,792	—	16,549	—	—	—	—

Net loss	—	—	—	—	—	(9,146,771)	—	45,340	(9,101,431)

Other comprehensive income (loss)	—	—	—	—	—	—	78,714	27,324	106,038

Stock based compensation	—	—	—	—	127,243	—	—	—	127,243

Sale of Common Stock,net	96,524	97	—	—	204,826	—	—	—	204,923

Issuance (forfeiture) of restricted stock, net	(11,010)	(12)	—	—	170,935	—	—	—	170,923

Acquisition of treasury stock	—	—	(1,839)	(3,922)	—	—	—	—	(3,922)

Additional investment in subsidiary	—	—	—	—	(354,588)	—	—	354,588	—

Balance, January 31, 2016	1,924,234	$1,924	(5,705)	$(135,938)	$180,951,755	$(173,901,826)	$(151,201)	$—	$6,764,714

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(9,101,431)	$(9,936,571)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange loss	194,266	467,909
Depreciation and amortization	83,874	727,188
Loss on disposals of property, plant and equipment	-	3,771
Compensation expense related to stock option grants & restricted stock	298,169	238,657
Changes in operating assets and liabilities:
Accounts receivable	88,936	289,740
Unbilled receivables	44,193	(151,855)
Other current assets	(29,704)	229,910
Other noncurrent assets	26,560	(134,126)
Accounts payable	97,743	(348,795)
Accrued expenses	221,373	(435,950)
Return of advanced payment to ARENA	-	(4,709,055)
Unearned revenues	-	(992,447)
Net cash used in operating activities	(8,076,021)	(14,751,624)
Cash flows from investing activities:
Purchases of marketable securities	-	(13,796,959)
Maturities of marketable securities	25,000	28,240,840
Restricted cash	111,460	6,787,329
Purchases of equipment	(23,524)	(54,466)
Net cash provided by investing activities	112,936	21,176,744
Cash flows from financing activities:
Proceeds from the sale of common stock,net of issuance costs	204,923	650
Repayment of debt	(75,000)	(75,000)
Acquisition of treasury stock	(3,922)	(1,309)
Net cash provided by (used in) financing activities	126,001	(75,659)
Effect of exchange rate changes on cash and cash equivalents	(85,392)	(339,214)
Net change in cash and cash equivalents	(7,922,476)	6,010,247
Cash and cash equivalents, beginning of period	17,335,734	13,858,659
Cash and cash equivalents, end of period	$9,413,258	$19,868,906
Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$3,039	$1,110

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

The Company has incurred net losses and negative operating cash flows since inception. As of January 31, 2016, the Company had an accumulated deficit of $173.9 million. As of January 31, 2016, the Company’s cash and cash equivalents and marketable securities balance was approximately $9.5 million. Based upon the Company’s cash and cash equivalents and marketable securities balance as of January 31, 2016, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending October 31, 2016. In addition, as of January 31, 2016, the Company’s restricted cash balance was approximately $0.4 million. The Company will require additional equity and/or debt financing to continue its operations as a going concern. If the Company is unable to raise additional funds when needed, its ability to operate and grow its business could be impaired. The Company cannot assure that it will be able to secure additional funding when needed or at all, or, if secured, that such funding on favorable terms.

The Company continues to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys, its inability to market and commercialize its PowerBuoys, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of its operations.

In January 2013, the Company filed a shelf registration statement on Form S-3 (the “2013 Form S-3” or the “2013 Form S-3 Shelf”). The 2013 Form S-3 Shelf was declared effective by the SEC in February 2013. Under the 2013 Form S-3 Shelf in June 2013, the Company established an At the Market Offering Facility (the “ATM Facility”) with Ascendiant Capital Markets, LLC (“Ascendiant”) via an At the Market Offering Agreement (the “ATM Agreement”). Under the ATM Agreement, the Company offered and sold shares of its common stock, par value $0.001 per share (the “Common Stock”) from time to time through Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, the Company issued 330,633 shares of its Common Stock at an average price to the public of $30.20 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Also in fiscal 2014, the Company entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, (the “Underwriting Agreement”) with respect to the issuance and sale in an underwritten public offering of an aggregate of 380,000 shares of its Common Stock at a price of $31.00 per share (the “Public Offering”) under the 2013 Form S-3. The Underwriting Agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations, and a 90-day lock-up period that limited transactions in its Common Stock by the Company. Net proceeds from the Public Offering, which was completed in early April 2014, were approximately $10,828,000.

During fiscal 2015, we did not sell any securities under or receive any proceeds from the sale of securities under the 2013 Form S-3 Shelf.

In October 2015, the Company entered into an At the Market Offering Agreement (the “Offering Agreement”) with Rodman & Renshaw, a unit of H. C. Wainwright & Co., LLC (the “Manager”) under which the Company may offer and sell shares of its Common Stock, having an aggregate offering price of up to $2,906,836 from time to time through or to the Manager, acting as sales agent and/or principal, in reliance on and subject to the limitations of General Instruction I.B.6 of Form S-3 and other applicable laws and regulations (the “2015 ATM Offering”). Under the Offering Agreement, during the quarter ended January 31, 2016, we sold 95,024 shares of Common Stock at an average price of $2.13 per share, for net proceeds to the Company of approximately $199,000 and we paid the Manager a sales commission of approximately $3,000 related to those shares. The Company has no obligation to sell shares of Common Stock under the Offering Agreement and may at any time upon notice terminate the Offering Agreement.

Form S-3 limits the aggregate market value of securities that the Company is permitted to offer in any 12-month period under its 2013 Form S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one-third of its public float. In 2014, the Company fully utilized its available transaction capacity to sell securities using the 2013 Form S-3 Shelf in the ATM offering. However, the Company regained the ability to utilize the 2013 Form S-3 Shelf as we entered fiscal 2016. Under the SEC’s regulations, the securities registered under its 2013 Form S-3 Shelf may only be offered and sold if not more than three years have elapsed from the initial effective date of the Form S-3, except that if a new shelf registration statement is filed then the Company is permitted to continue to offer and sell securities under the Form S-3 until the earlier of the effective date of the new shelf registration statement or 180 days after the third anniversary of the initial effective date. On February 12, 2016, the Company filed a new Form S-3 shelf registration statement (the “2016 Form S-3” or the “2016 Form S-3 Shelf”) to register the offering and sale of up to $15 million in securities. The 2016 Form S-3 registration statement has not yet been declared effective by the SEC. Subject to compliance with applicable laws and regulations, the Company may continue to offer and sell shares of its Common Stock in the 2015 ATM offering with the Manager under the Offering Agreement until the earlier of August 10, 2016 or the date on which the SEC declares effective the 2016 Form S-3.

Under the terms of the Offering Agreement with the Manager, the Company may offer and sell up to $2,906,836 of its Common Stock in the 2015 ATM Offering. However, pursuant to General Instruction I.B.6 of Form S-3, at the time of filing the 2016 Form S-3, the Company was able to offer and sell only $1,597,102 of its common stock under the 2016 Form S-3, and, as of the date of that filing, the Company had already offered and sold $251,603 in value of its common stock under the Offering Agreement. Thus, under the 2016 Form S-3, the Company is seeking to register the offering and sale of up to $1,345,499 in value of its Common Stock for sale in the 2015 ATM Offering pursuant to the Offering Agreement, which securities are included in the $15 million of securities the Company is seeking to register for offer and sale on the 2016 Form S-3.

The sale of additional equity or convertible securities could result in dilution to the Company’s stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with the Company’s Common Stock and could contain covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to it, or at all. If the Company is unable to obtain financing when required, it may be required to reduce the scope of its operations, current projects, planned product development and marketing efforts, and/or selling, general and administrative activities which could materially and adversely affect the Company’s future opportunities, financial condition and operating results.

(d)	Reverse Stock Split

At the annual meeting of stockholders on October 22, 2015, the Company’s stockholders approved a proposal to amend the Certificate of Incorporation of the Company to effect a reverse split of its Common Stock, at a ratio to be determined by the Company’s Board of Directors within a specific range and a reduction in the authorized number of shares of its Common Stock. On October 27, 2015, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect a one-for-10 reverse stock split of its Common Stock and to decrease the number of authorized shares of its Common Stock to 50,000,000 shares (the “Reverse Stock Split”). As a result of the Reverse Stock Split, as of the effective date of the Reverse Stock Split, every 10 shares of issued and outstanding Common Stock were combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued in connection with the Reverse Stock Split. Total cash payments made by the Company to stockholders in lieu of fractional shares were not material. The Common Stock began trading on a reverse stock split-adjusted basis on the NASDAQ Stock Market (“NASDAQ”) on October 29, 2015. On November 12, 2015, NASDAQ notified the Company that its Common Stock had regained compliance with the NASDAQ listed company closing bid price requirement.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

All share and per share data included in this report has been retroactively restated to reflect the Reverse Stock Split.

(2) Summary of Significant Accounting Policies

(a)	Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a non-controlling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of January 31, 2016, there were no non-controlling interests.

In September 2015, the Company re-purchased the non-controlling interest (consisting of 11.8%) of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”) for nominal consideration and now has 100% ownership of OPTA. OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia. The Company also periodically evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of January 31, 2016, there were no such entities.

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
(Unaudited)

Some of the Company’s projects are under cost-sharing contracts.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in an overnight U.S. government securities repurchase bank account and a money market account. In accordance with the terms of the repurchase agreement, the Company does not take possession of the related securities. The agreement contains provisions to ensure that the market value of the underlying assets remains sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreement.

	January 31, 2016	April 30, 2015

Checking and money market accounts	$4,697,646	$4,614,400
Overnight repurchase account	4,715,612	12,721,334
	$9,413,258	$17,335,734

(e)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of January 31, 2016 and April 30, 2015, all of the Company’s investments were classified as held-to-maturity.

(f)	Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of January 31, 2016, there was €278,828 ($301,915) in letters of credit outstanding under this agreement.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU of which $75,000 is outstanding at January 31, 2016. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Restricted cash includes the following:

	January 31, 2016	April 30, 2015
Current:
NJBPU agreement	$75,000	$100,000
Barclay's Bank Agreement	302,101	338,561
	$377,101	$438,561

	January 31, 2016		April 30, 2015
Long Term:
NJBPU agreement	$	―	$50,000
	$	―	$50,000

(g)	Foreign Exchange Gains and Losses

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Foreign exchange loss	$(188,424)	$(246,002)	$(194,266)	$(467,909)

Foreign currency denominated certificates of deposit and cash accounts:

	January 31, 2016	April 30, 2015

Restricted	$302,101	$338,561
Unrestricted	1,037,590	1,100,371
	$1,339,691	$1,438,932

(h)	Property and Equipment

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
Customer	2016	2015	2016	2015

US Department of Energy	100%	25%	33%	37%
European Union (WavePort project)	―	―	67%	26%
Mitsui Engineering & Shipbuilding	―	75%	―	37%
	100%	100%	100%	100%

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

In computing diluted net loss per share, options to purchase shares of Common Stock and non-vested restricted stock issued to employees and non-employee directors, totaling 154,537 for the three and nine months ended January 31, 2016, and 193,701 for the three and nine months ended January 31, 2015, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

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

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The update significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The update will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the effect of ASU 2016-01 for future periods as applicable.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on the financial statements.

(3)	Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	January 31, 2016	April 30, 2015
Certificate of Deposit and US Treasury obligations	$50,000	$75,000

(4)	Balance Sheet Detail

	January 31, 2016	April 30, 2015

Accrued expenses
Project costs	$1,121,267	$867,771
Contract loss reserve	198,819	198,819
Employee incentive payments	245,569	529,274
Accrued salary and benefits	498,465	468,366
Legal and accounting fees	384,618	274,656
Other	269,780	168,233
	$2,718,518	$2,507,119

(5)	Related Party Transactions

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Related party consulting expense	$-	$168,500	$52,667	$434,188

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor received 15 months of consulting fees at a monthly rate of $20,000 (this period terminated on July 18, 2015). For the three and nine months ended January 31, 2016, the Company recorded $0 and $52,667 in expense relating to this agreement. For the three and nine months ended January 31, 2015, the Company recorded $60,000 and $180,000, respectively in expense relating to this agreement.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In June 2014, the Company entered into an agreement with David L. Keller, a non-executive director of the Company, under which Mr. Keller served as our Interim Chief Executive Officer effective as of the June 9, 2014 termination of our former Chief Executive Officer, Charles F. Dunleavy, through January 20, 2015. Under this agreement, Mr. Keller received a consulting fee of $1,500 per day of services provided to the Company. Effective January 20, 2015, Mr. George H. Kirby was appointed our President, Chief Executive Officer and a Director of the Company and Mr. Keller resigned as Interim CEO. Mr. Keller continued to serve as a non-executive director of the Company until October 22, 2015. For the three and nine months ended January 31, 2016, the Company recorded $0 in expense relating to Mr. Keller’s agreement. For the three and nine months ended January 31, 2015, the Company recorded $108,500 and $254,188, respectively in expense relating to this agreement.

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

	January 31, 2015		April 30, 2015

Total debt		$75,000	$150,000
Current portion of long-term debt		(75,000)	(100,000)
Long-term debt	$	―	$50,000

(7)	Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of Common Stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of January 31, 2016, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of January 31, 2016.

(8)	Stock-Based Compensation

The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $298,000 and $239,000 for the nine months ended January 31, 2016 and 2015, respectively. The nine months ended January 31, 2015, reflected lower stock-based compensation costs primarily because of the termination for cause of Charles F. Dunleavy, Chief Executive Officer, on June 9, 2014. In accordance with the Company’s 2001 Stock Plan and the 2006 Stock Incentive Plan, all vested and unvested equity compensation grants were forfeited by Mr. Dunleavy because of his termination for cause by the Company.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(a)	Stock Options

Valuation Assumptions for Options Granted During the Nine Months Ended January 31, 2016 and 2015

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the nine months ended January 31, 2016, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the nine months ended January 31, 2016.

	Nine Months Ended January 31,
	2016	2015
Risk-free interest rate	1.6%	1.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.5
Expected volatility	85.74%	85.49%

The above assumptions were used to determine the weighted average per share fair value of $4.05 and $7.20 for stock options granted during the nine months ended January 31, 2016 and 2015, respectively.

A summary of stock options under our stock incentive plans is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2015	108,376	$43.20	5.7
Forfeited	(12,363)	48.16
Exercised	—	—
Granted	5,138	5.80
Outstanding as of January 31, 2016	101,151	40.69	4.5
Exercisable as of January 31, 2016	86,725	45.58	4.0

As of January 31, 2016, the total intrinsic value of outstanding and exercisable options was $0. As of January 31, 2016, approximately 14,000 additional options are expected to vest in the future, which options had no intrinsic value and a weighted average remaining contractual term of 8.0 years. There was approximately $127,000 and $130,000 of total recognized compensation cost related to stock options for the nine months ended January 31, 2016 and 2015, respectively. As of January 31, 2016, there was approximately $62,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The Company normally issues new shares to satisfy option exercises under these plans. Stock options outstanding, as of January 31, 2016, included 10,078 stock options subject to performance-based vesting requirements.

(b)	Restricted Stock

Compensation expense for unvested restricted stock is generally recorded based on the market value of the restricted stock on the date of grant and recognized ratably over the associated service and performance period. Of the 44,191 unvested shares of restricted stock, there are different vesting criteria and compensation expense methods. There are 32,191 unvested restricted shares that vest based on service criteria. The compensation expense is recorded based on the market value on the date of grant and is recognized ratably over the associated service period. As of January 31, 2016, there are 12,000 unvested restricted shares where the achievement of vesting requirement for performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the designated funds’ group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

In January 2016, the Board of Directors authorized a modification to certain outstanding restricted stock grants, which converted certain grants with performance based vesting criteria and the achievement of vesting requirement for performance-based grants to service based grants. The modification of the restricted stock grants did not have a material impact on the Company’s statement of operations for the three months ended January 31, 2015.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

	Number of Shares	Weighted Average Price per Share

Issued and unvested at April 30, 2015	84,062	$7.30
Granted	3,300	2.17
Forfeited	(12,130)	8.86
Vested	(31,041)	7.14
Issued and unvested at January 31, 2016	44,191	$6.60

There was approximately $171,000 and $109,000 of total recognized compensation cost related to restricted stock for the nine months ended January 31, 2016 and 2015, respectively. As of January 31, 2016, there was approximately $138,000 of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 1.2 years.

(c)	Treasury Stock

During the nine months ended January 31, 2016 and 2015, 1,839 and 80 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(9)	Commitments and Contingencies

(a)	Litigation

Shareholder Litigation:

The Company and its former Chief Executive Officer Charles Dunleavy are defendants in consolidated securities class action lawsuits, and pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG). The consolidated actions are Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG (filed June 13, 2014); Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815 (filed June 13, 2014); Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015 (filed June 23, 2014); and Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592 (filed July 22, 2014). On March 17, 2015, the court entered an order appointing Five More Special Situation Fund Ltd. as the lead plaintiff.

On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to the Company’s technology and a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project"). The third amended class action complaint seeks unspecified monetary damages and other relief. On November 5, 2015, defendants filed a motion to dismiss the third amended class action complaint. The lead plaintiff filed a brief in opposition to the motion on December 7, 2015, and defendants filed a reply in support of the motion on December 21, 2015. The Court has not yet ruled on the motion.

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

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief. On September 2, 2015, the plaintiff and all the defendants agreed to stay the Rywolt derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court). In addition, on September 2, 2015, the plaintiffs in the Labare and Rywolt derivative lawsuits filed an unopposed motion to consolidate the two actions. On February 8, 2016, the Court entered an order (i) consolidating the Labare and Rywolt actions; (ii) appointing Labare and Rywolt as co-lead plaintiffs; (iii) appointing The Rosen Law Firm P.C. as lead counsel; and (iv) directing the co-lead plaintiffs to file a consolidated amended complaint within 30 days of the order.

The Company and its current directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of the Company’s Articles of Incorporation and Bylaws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the current provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint seeks declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. Defendants have not yet responded to the Complaint.

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

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($301,915) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014, March 2015 and September 2015, the Company received partial refunds of the amount under dispute and continues to expect that this matter will be resolved in the Company’s favor.

(10)	Income Taxes

During the three and nine months ended January 31, 2016, the Company recorded an income tax benefit of $1,674,862, representing the proceeds from the sale of $19,705,000 of New Jersey net operating loss carryforwards and research and development tax credits. During the three and nine months ended January 31, 2015, the Company recorded an income tax benefit of $1,137,872, representing the proceeds from the sale of $14,004,000 of New Jersey net operating loss carryforwards and research and development tax credits.

Other than as a result of the sale of New Jersey net operating loss carryforwards, the Company did not recognize any consolidated income tax benefit (expense) for the three and nine month periods ended January 31, 2016 and 2015. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the three and nine months ended January 31, 2016, the Company had no material changes in uncertain tax positions.

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

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total
Three months ended January 31, 2016
Revenues from external customers	$5,203	$—	$—	$5,203
Operating loss	(3,359,582)	(62,450)	(20,389)	(3,442,421)

Three months ended January 31, 2015
Revenues from external customers	$328,511	$—	$—	$328,511
Operating loss	(2,784,095)	(258,636)	(47,194)	(3,089,925)

Nine months ended January 31, 2016
Revenues from external customers	$605,281	$—	$—	$605,281
Operating loss	(10,456,460)	(228,432)	(146,911)	(10,831,803)

Nine months ended January 31, 2015
Revenues from external customers	$3,616,827	$—	$—	$3,616,827
Operating loss	(8,981,672)	(993,308)	(768,151)	(10,743,131)

January 31, 2016
Long-lived assets	$206,580	$—	$—	$206,580
Total assets	9,786,752	438,283	384,643	10,609,678

April 30, 2015
Long-lived assets	$262,985	$913	$—	$263,898
Total assets	17,899,273	597,796	373,817	18,870,886

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are developing and are seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues, which were largely for the support of our product development efforts. Our goal is to increase the portion of our revenues will be from the sale of products and maintenance services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash in operating activities unless or until we achieve positive cash flow from the planned commercialization of products and services.

We plan to market our autonomous PowerBuoy, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our autonomous PowerBuoy, including ocean observing, offshore wind, defense and security, oil and gas, communications and ocean aquaculture, which we refer to collectively as autonomous application markets.

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995. In fiscal 1996, we received the first of several research contracts with the US Navy to study the feasibility of wave energy conversion technology. As a result of those research contracts, we entered into our first development and construction contract with the US Navy in fiscal 2002 under a project for the development and testing of our wave power systems at the US Marine Corps Base in Oahu, Hawaii. This project included the grid-connection of one of our utility-grade PowerBuoys at the Marine Corps Base. We generated our first revenue relating to our autonomous PowerBuoy from contracts with Lockheed Martin Corporation (“Lockheed Martin”), in fiscal 2003, and in fiscal 2004 we entered into our first development and construction contract with Lockheed Martin for the development and construction of a prototype autonomous PowerBuoy. Subsequently, we received a contract from the US Navy to test our autonomous PowerBuoy as an alternate power source for the Navy’s Deep Water Active Detection System (“DWADS”). In fiscal 2012, an autonomous PowerBuoy was deployed for ocean trials off the coast of New Jersey under a contract from the US Navy under its Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) contract. The LEAP PowerBuoy, or APB350, incorporates a unique power take-off (“PTO”) and on-board energy storage system (“ESS”), and is significantly smaller and more compact than those of our previous PowerBuoy designs. It is designed to provide persistent, grid-independent clean energy in remote ocean locations for a wide variety of maritime security, monitoring and other commercial as well as defense applications. Also, in fiscal 2012, ocean trials of our PB150B1 PowerBuoy were conducted off the northeast coast of Scotland. Our larger-scale PB150B1 PowerBuoy structure and mooring system achieved independent certification from Lloyd’s Register in December 2010. This certification confirmed that the PB150B1 PowerBuoy design complied with the requirements of Lloyd’s 1999 Rules and Regulations for the Classification of Floating Offshore Installations at Fixed Locations.

During fiscal 2012 through fiscal 2015, we worked on projects with partners including Mitsui Engineering & Shipbuilding (“MES”) and the US Department of Energy (“DOE”) as well as on our WavePort project in Spain and a project in Oregon. We also continued development of our PowerBuoy technology as well as our next generation PowerBuoy technology. We are continuing to develop, test and refine our technology and our products, but we do not yet have a final commercial product offering.

During the nine months ended January 31, 2016, we continued work under our contract with the DOE and continued to seek to implement the strategic pivot in our business plan initiated in fiscal 2015, focusing on the autonomous applications markets. Our contract with the DOE was for development efforts that focused on further optimization of our modular PTO technology. In March 2015, we successfully completed a stage gate review during which the DOE reviewed advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability. We completed the final stage of the contract during the quarter ended January 31, 2016. We also deployed the PB40 PowerBuoy off the coast of the New Jersey in late July 2015 and subsequently retrieved it approximately three weeks later. We were permitted to operate the PB40 at this location for a period of up to one year. Although the PB40 produced power throughout its deployment period, it began reporting unexpected performance data. This performance data indicated likely failures of components associated with the float braking system which would be activated during severe storm periods in order to prevent damage to the float. As a result, we decided to proactively retrieve the PB40 earlier than anticipated in order to avoid potential physical damage to the buoy structure in the event of a severe storm. During the limited deployment period, we were able to obtain performance data, which we will use to further understand the PB40’s system performance and power generation in varying wave states. In addition, we were also able to use the deployment and retrieval of the PB40, 30 miles off of the coast of New Jersey, to validate our logistical processes associated with permitting, staging, towing and installation of the PB40 at its moored location. Because the PB40 is a legacy prototype device, we do not consider it to be a critical part of our strategic pivot initiated in fiscal 2015 focusing on the autonomous applications market. Based on the limited information we have received to date, we currently believe that the failed components are unique to the PB40, and therefore, we do not believe that these component failures will materially impact the functionality of any of our other autonomous PowerBuoys currently under development. Costs associated with the retrieval of the PB40 were reflected in our product development expenses in our quarterly results for the quarter ending October 31, 2015. We do not plan to redeploy the PB40; however, we do plan to investigate, analyze and asses the component failures of the PB40.

We also deployed our APB350 A1 PowerBuoy off the coast of New Jersey in late August 2015. The APB350 A1 contains an improved PTO system compared to the APB350 that was deployed in 2011 in connection with the U.S. Navy's LEAP Program and then redeployed in 2013 in conjunction with the U.S. Department of Homeland Security. The APB350 A1 features an advanced PTO design with a focus on reliability, manufacturability, cost and efficiency improvement. In its final configuration, the APB350 uses a modular energy storage system (ESS) to provide continuous power to the payload even when the Powerbuoy is not generating new power due to calm sea states. In a calm sea state (i.e., no waves to generate power), we believe the ESS will have enough storage capacity to provide up to 7 days of continuous power to the majority of ocean sensors when starting from a fully charged state. When the APB350 is deployed in the ocean, real-time performance and weather data is collected and transmitted to the Company’s monitoring and analysis center at its corporate headquarters in Pennington, NJ. Subsequent to its initial August deployment, the APB350 A1 was retrieved for maintenance and repairs and redeployed in October 2015. In January 2016, we again retrieved the APB350 for additional maintenance and repair. We intend to redeploy it to continue its sea trials after further inspection, maintenance, and repair. Costs associated with the October 2015 retrieval and redeployment of the APB350 are reflected in our quarterly results for the quarter ending October 31, 2015, and costs associated with the January APB350 retrieval are reflected in our results for the quarter ending January 31, 2016.

We also are continuing to work to develop solutions seeking to improve our products’ durability and reliability and to reduce cost. For example, the original APB350 utilized a rack and pinion PTO and successfully powered US Navy and US Homeland Security equipment off the coast of New Jersey for nearly three months. The redesigned APB350 leverages our knowledge base from that design to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency and higher voltage ESS.

In January 2013, we filed the 2013 Form S-3 Shelf. The 2013 Form S-3 Shelf was declared effective in February 2013. Under the 2013 Form S-3 Shelf we established an ATM Facility with Ascendiant via an ATM Agreement in June 2013. Under that ATM Agreement, we offered and sold shares of our Common Stock from time to time through the Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the ATM Facility, during fiscal 2014, we issued 330,633 shares of our Common Stock at an average price to the public of $30.20 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Also in fiscal 2014, we entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, with respect to the issuance and sale in the Public Offering of an aggregate of 380,000 shares of our common stock at a price of $31.00 per share (the “Public Offering”) under the 2013 Form S-3 Shelf. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our Common Stock by us. Net proceeds from the Public Offering, which was completed in early April 2014, were approximately $10,828,000.

During fiscal 2015, we did not sell any securities under or receive any proceeds from the sale of securities under the 2013 Form S-3 Shelf.

In October 2015, the Company entered into the Offering Agreement with the Manager under which the Company may offer and sell shares of our Common Stock having an aggregate offering price of up to $2,906,836 from time to time through or to the Manager, acting as sales agent and/or principal, in reliance on and subject to the limitations of General Instruction I.B.6 of Form S-3 and other applicable laws and regulations. Under the Offering Agreement, during the quarter ended January 31, 2016, we sold 95,024 shares of Common Stock at an average price of $2.13 per share, for net proceeds to the Company of approximately $199,000 and we paid the Manager a sales commission of approximately $3,000 related to those shares. The Company has no obligation to sell shares of Common Stock under the Offering Agreement and may at any time upon notice terminate the Offering Agreement.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under our 2013 S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. In 2014, we fully utilized our available transaction capacity to sell securities using the 2013 Form S-3 Shelf in the ATM offering. However, we regained the ability to utilize Form S-3 as we entered fiscal 2016.

Under the SEC’s regulations, the securities registered under our 2013 Form S-3 Shelf may only be offered and sold if not more than three years have elapsed from the initial effective date of the Form S-3, except that if a new shelf registration statement is filed then we are permitted to continue to offer and sell securities under the Form S-3 until the earlier of the effective date of the new shelf registration statement or 180 days after the third anniversary of the initial effective date. On February 12, 2016, we filed a new Form S-3 shelf registration statement to register the offering and sale of up to $15 million in securities. The 2016 Form S-3 registration statement has not yet been declared effective by the SEC. Subject to compliance with applicable laws and regulations, we may continue to offer and sell shares of our Common Stock in the 2015 ATM offering with the Manager under the Offering Agreement until the earlier of August 10, 2016 or the date on which the SEC declares effective the 2016 Form S-3.

Under the terms of the Offering Agreement with the Manager, we may offer and sell up to $2,906,836 of our Common Stock in the 2015 ATM Offering. However, pursuant to General Instruction I.B.6 of Form S-3, at the time of filing the 2016 Form S-3, we were able to offer and sell only $1,597,102 of our Common Stock under the 2016 Form S-3, and, as of the date of that filing, we had already offered and sold $251,603 in value of our Common Stock under the Offering Agreement. Thus, under the 2016 Form S-3, we are seeking to register the offering and sale of up to $1,345,499 in value of our Common Stock for sale in the 2015 ATM Offering pursuant to the Offering Agreement, which securities are included in the $15 million of securities we are seeking to register for offer and sale on the 2016 Form S-3.

The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our Common Stock and could contain covenants that would restrict our operations. We do not have any committed sources of debt or equity financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us when needed, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our current projects, and/or our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results.

At January 31, 2016, our total negotiated backlog was $0.7 million compared with $0.9 million at April 30, 2015. Some of our backlog at January 31, 2016 and April 30, 2015 consisted of cost-sharing contracts as described in the Financial Operations Overview section of the MD&A in this Quarterly Report on Form 10-Q. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of US Government agencies), and unfunded amounts, which are unfilled firm orders from the DOE for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Currently, we expect that our backlog will continue to decline in the near term; however, we continue to focus on obtaining new contracts and customers to fund our further development of our technology. Our backlog was fully funded at January 31, 2016 and April 30, 2015.

We are also seeking to develop strategic alliances with other companies that have developed or are developing in-ocean applications requiring a persistent source of power to address identified needs of potential customers. As announced in late October, we signed a Memorandum of Understanding (“MOU”) with Gardline Environmental, Ltd. to jointly investigate innovative metocean monitoring and maritime security systems for prospective customers using both companies’ technologies. The MOU can be terminated by either party, and each party will bear its own respective costs associated with the MOU.

Currently, our contract with MES is undergoing a stage-gate review process and activity has been suspended until we receive further notification from MES. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process is a generally accepted industry practice and has been utilized by other customers such as the DOE. MES has indicated that work under this contract could resume upon passing the stage-gate review. We billed and have been paid for all eligible costs incurred under the contract in fiscal 2015. Our revenues recorded reflect the total amount paid on the contract. In addition, depending on the outcome of the stage-gate review, the scope of the project may be decreased or increased and other terms, including schedule, of the project may change. A significant reduction in the remaining scope of the project could have a material adverse effect on our future revenue and backlog. We cannot predict whether MES will resume work under this contract, or, if any such work is resumed, when that will occur. Under the terms of the contract, MES has the right to terminate the contract assuming the Japanese Government prime contractor (“NEDO”) concurrence or to continue OPT’s activity until the next scheduled review. In March 2016, we entered into a letter of intent (LOI) with MES to conduct funded pre-work tasks and negotiate a definitive agreement that would also include the lease and deployment of the APB350 and the associated application engineering support.

For the three months ended January 31, 2016, we generated revenues of approximately $5,000 and incurred a net loss attributable to Ocean Power Technologies, Inc. of $1.9 million, and for the three months ended January 31, 2015, we generated revenues of $0.3 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $2.2 million. As of January 31, 2016, our accumulated deficit was $173.9 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in the autonomous (grid independent) applications markets.

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

The APB350 is currently undergoing a design iteration focusing on improving its commercial viability, reliability and endurance. The APB350 A1 prototype has undergone significant in-ocean and accelerated life testing and we currently project that in calendar year 2016, the APB350 will achieve a maturity level that will allow us to proceed with a commercial launch of that product for use by early adopters. We anticipate that the APB350 will generate and store sufficient power to address applications needs in markets such as metrological data collection for oil and gas and ocean observing, wind and environmental data collection, and sensors and communications for homeland defense. With additional power available, we believe new applications also will be enabled through the combining of existing sensors, and the development of new sensors and hardware that were not feasible or financially viable with incumbent power sources such as fossil-fueled generators, solar, wind and battery based sources; however, we have only begun to explore opportunities in these markets, and though we believe many more could exist, we have not yet developed any integrated solutions and resulting product offerings in these areas.

OPT is partnering with the National Data Buoy Center under a Cooperative Research and Development Agreement (“CRADA”) to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into OPT’s APB350 PowerBuoy®.

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

Generally, our contracts are either cost-plus or fixed-price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed-price contracts, firm-fixed price and cost-sharing. Under firm fixed-price contracts, we receive an agreed-upon amount for providing product development and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Some of our revenue for the three and nine months ended January 31, 2016 and 2015 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three and nine months ended January 31, 2016 and 2015:

	Three Months Ended January 31,		Nine Months Ended January 31,
	($ millions)		($ millions)
	2016	2015	2016	2015
US Department of Energy	$—	$0.1	$0.2	$1.3
European Union (WavePort project	—	—	0.4	1.0
Mitsui Engineering & Shipbuilding	—	0.2	—	1.3
	$—	$0.3	$0.6	$3.6

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for the nine months ended January 31, 2016 and 2015:

	Nine months ended January 31,
Customer Location	2016	2015

United States	33%	37%
Europe	67%	26%
Asia and Australia	—	37%
	100%	100%

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

Some of our revenue recorded for the nine months ended January 31, 2016 and 2015 was generated from cost-sharing contracts, which result in zero gross profit. In the nine months ended January 31, 2015, our fixed-price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

Our ability to generate a gross profit will depend on the nature of future contracts, our success at generating revenues through sales of our PowerBuoy systems, the nature of our contracts generating revenues to fund our product development efforts, and our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy system, and to development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred. Over the next several years, it is our intent to fund the majority of our product development efforts with sources from commercial relationships, including cost-sharing arrangements. If we are unable to obtain commercial relationships or cost-sharing arrangements, we may curtail our development expenses and scope as necessary. We recently narrowed our development focus to the APB350 to drive toward commercialization of that product. We may continue development of the PB10 if we determine that future relationships warrant incurring the costs associated with such product development.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income (expense), net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $9.8 million as of January 31, 2016, compared to $20.5 million as of January 31, 2015.

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.3 million as of January 31, 2016 and $1.2 million as of January 31, 2015, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $9.8 million as of January 31, 2016, and $20.5 million as of January 31, 2015. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty. Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the nine months ended January 31, 2016 and 2015, were recorded in Euros.

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

Income tax benefit

During the three and nine months ended January 31, 2016 and 2015, we sold New Jersey net operating tax loss carryforwards and research and development credits resulting in income tax benefits of $1.7 million and $1.1 million, respectively. Previously, these carryforward amounts were subject to valuation allowances.

Results of Operations

Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2016 and 2015:

	Three Months ended January 31,		% Change 2016 Period to
	2016	2015	2015 Period	$ Change
Revenues	$5,203	$328,511	(98)%	323,308
Cost of revenues	5,203	379,106	(99)	373,903
Gross loss	—	(50,595)	(100)	(50,595)
Operating expenses:
Product development costs	1,752,001	1,082,628	62	(669,373)
Selling, general and administrative costs	1,690,420	1,956,702	(14)	266,282
Total operating expenses	3,442,421	3,039,330	13	(403,091)
Operating loss	(3,442,421)	(3,089,925)	11	352,496
Interest income (expense), net	1,128	6,793	(83)	5,665
Other expense	(3,114)	—	100	3,114
Foreign exchange loss	(188,424)	(246,002)	(23)	(57,578)
Loss before income taxes	(3,632,831)	(3,329,134)	9	303,697
Income tax benefit	1,674,862	1,137,872	47	(536,990)
Net loss	(1,957,969)	(2,191,262)	(11)	(233,293)
Less: Net (gain) loss attributable to
the noncontrolling interest in
Ocean Power Technologies
(Australasia) Pty Ltd	—	5,291	(100)	5,291
Net loss attributable to Ocean Power Technologies, Inc	$(1,957,969)	$(2,185,971)	(10)%	(228,002)

Revenues

Revenues decreased by $0.3 million, or 98%, to $5,000 in the three months ended January 31, 2016, as compared to $0.3 million in the three months ended January 31, 2015. The decrease in revenue is the result of the completion of the billable work on contracts under which we performed in the 2015 period with no associated billable work in the 2016 period and a decrease in billable work under the current phase of our project with MES in the 2015 period.

Cost of revenues

Cost of revenues decreased by $0.3 million, or 99%, to $5,000 in the three months ended January 31, 2016, as compared to $0.3 million in the three months ended January 31, 2015. The decrease in cost of revenues is the result of the completion of billable work under certain contracts under which we performed in the 2015 period and the decrease in billable work under the current phase of our project with MES.

Some of our projects in the three month periods ended January 31, 2016 and 2015 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success generating revenues through sales of our PowerBuoy systems, the nature of contracts relating for our development efforts, and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs were $1.8 million and $1.1 million in the three months ended January 31, 2016 and 2015, respectively. Product development costs for the three months ended January 31, 2016, increased principally as a result of the inclusion of the costs associated with the deployment, retrieval and continued sea trials of the APB350 A1 PowerBuoy during the 2016 period, in addition to the continued application development costs associated with the investigation of the use of our PowerBuoys in the autonomous applications markets. Over the next several years, it is our goal to fund the majority of our research and development expenses, including cost-sharing arrangements, with sources of external funding. If we are unable to obtain commercial relationships or cost-sharing arrangements, we may curtail our development expenses and scope as necessary. We recently narrowed our focus to the APB350 to drive toward commercialization. We may continue development of the PB10 if we determine that future relationships warrant incurring the costs associated with such product development.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $0.3 million, or 14%, to $1.7 million for the three months ended January 31, 2016 as compared to $2.0 million for the three months ended January 31, 2015. The decrease was related to decreased patent amortization costs, lower third party consultant fees and certain employee related costs, offset by an increase of legal fees.

Interest income (expense), net

Interest income (expense) net decreased to $1,000 for the three months ended January 31, 2016, as compared to $7,000 in the three months ended January 31, 2015.

Foreign exchange loss

Foreign exchange loss was $188,000 for the three months ended January 31, 2016, compared to a foreign exchange loss of $246,000 for the three months ended January 31, 2015. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income tax benefit

During the three months ended January 31, 2016 and 2015, we sold New Jersey net operating tax loss carryforwards and research and development credits resulting in income tax benefits of $1.7 million and $1.1 million, respectively. Previously, these amounts were subject to valuation allowances.

Nine Months Ended January 31, 2016 Compared to Nine Months Ended January 31, 2015

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2016 and 2015:

	Nine Months ended January 31,		% Change 2016 Period to
	2016	2015	2015 Period
Revenues	$605,281	$3,616,827	(83)%
Cost of revenues	605,281	4,344,346	(86)
Gross loss	—	(727,519)	(100)
Operating expenses:
Product development costs	5,412,445	2,227,060	143
Selling, general and administrative costs	5,419,358	7,788,552	(30)
Total operating expenses	10,831,803	10,015,612	8
Operating loss	(10,831,803)	(10,743,131)	1
Interest income (expense), net	9,963	(48,403)	(121)
Other income	239,813	185,000	30
Foreign exchange loss	(194,266)	(467,909)	(58)
Loss before income taxes	(10,776,293)	(11,074,443)	(3)
Income tax benefit	1,674,862	1,137,872	47
Net loss	(9,101,431)	(9,936,571)	(8)
Less: Net (gain) loss attributable to
the noncontrolling interest in
Ocean Power Technologies
(Australasia) Pty Ltd	(45,340)	98,154	(146)
Net loss attributable to Ocean Power Technologies, Inc	$(9,146,771)	$(9,838,417)	(7)%

Revenues

Revenues decreased by $3.0 million, or 83%, to $0.6 million in the nine months ended January 31, 2016, as compared to $3.6 million in the nine months ended January 31, 2015. The decrease in revenue is related to decreased revenue as a result of the completion of billable work on contracts under which we performed in the prior year with no associated work in the current year, decreased billable work related to the completion of our WavePort contract with the EU in fiscal 2015 and the decrease in billable work under the current phase of our project with MES. This is discussed more fully in the Overview section of the MD&A.

Cost of revenues

Cost of revenues decreased by $3.7 million, or 86%, to $0.6 million in the nine months ended January 31, 2016, as compared to $4.3 million in the nine months ended January 31, 2015. The decrease in cost of revenue is related to decreased revenue as a result of the billable work on contracts under which we performed in the 2015 period with no corresponding work performed in the 2016 period, decreased billable work related to the completion of our WavePort contract with the EU in fiscal 2015 and the decrease in billable work under the project with MES. This is discussed more fully in the Overview section of the MD&A. During the nine months ended January 31, 2015, our firm-fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

Some of our projects in the nine-month periods ended January 31, 2016 and 2015 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at generating revenues through sales of our PowerBuoy systems, the nature of contracts relating to our development efforts and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs increased by $3.2 million, or 143%, to $5.4 million in the nine months ended January 31, 2016, as compared to $2.2 million in the nine months ended January 31, 2015. The increase in product development costs was related primarily to increased costs associated with the deployment and retrieval costs of our legacy PB40 and APB350 A1 PowerBuoys, in addition to the continued application development costs associated with the investigation of the use of our PowerBuoys in autonomous market applications. Over the next several years, it is our intent to fund the majority of our product development efforts with sources from commercial relationships, including cost-sharing arrangements. If we are unable to obtain commercial relationships or cost-sharing arrangements, we may curtail our development expenses and scope as necessary. We recently narrowed our focus to the APB350 to drive toward commercialization. We may continue development of the PB10 if we determine that future relationships warrant incurring the costs associated with such product development.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $2.4 million, or 30%, to $5.4 million for the nine months ended January 31, 2016 as compared to $7.8 million for the nine months ended January 31, 2015. The decrease was related to site development expenses related to our project in Australia which was terminated in the 2015 period, and we incurred lower patent amortization costs and third party consultant fees in the 2016 period. These decreases were partially offset by increased employee related costs.

Interest income (expense), net

Interest income (expense), net increased to $10,000 for the nine months ended January 31, 2016, as compared to interest expense, net of $(48,403) in the nine months ended January 31, 2015. During the nine months ended January 31, 2015, we recorded interest expense related to the repayment of funds received in March 2014 from ARENA of $5.2 million.

Foreign exchange loss

Foreign exchange loss was $194,000 for the nine months ended January 31, 2016, compared to a foreign exchange loss of $468,000 for the nine months ended January 31, 2015. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other income

During the nine months ended January 31, 2016, we received a refund of $240,000 related to research and development expenditures in Australia. During the nine months ended January 31, 2015, we reached a favorable settlement with a vendor regarding a disputed transaction, in the amount of $185,000.

Income tax benefit

During the nine months ended January 31, 2016 and 2015, we sold New Jersey net operating tax loss carryforwards and research and development credits resulting in income tax benefits of $1.7 million and $1.1 million, respectively. Previously, these amounts were subject to valuation allowances.

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

Cash flows for the nine months ended January 31, 2016 and 2015 were as follows:

	Nine Months Ended January 31,
	2016	2015
Net loss	$(9,101,431)	$(9,936,571)

Adjustments for noncash operating items	576,309	1,437,525

Net cash operating loss	(8,525,122)	(8,499,046)

Net change in operating assets and liabilities	449,101	(6,252,578)

Net cash used in operating activities	$(8,076,021)	$(14,751,624)

Net cash provided by investing activities	$112,936	$21,176,744

Net cash provided by (used in) financing activities	$126,001	$(75,659)

Effect of exchange rates on cash and cash equivalents	$(85,392)	$(339,214)

Net cash used in operating activities

Net cash used in operating activities was $8.1 million and $14.8 million for the nine months ended January 31, 2016 and 2015, respectively. The change was the result of a decrease in net loss of $0.8 million and the net change in operating assets and liabilities of $6.7 million, partially offset by a decrease in cash provided by noncash operating items of $0.9 million.

The decrease in net loss for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015 reflects an increase in product development costs of $3.2 million relating primarily to multiple deployments and retrievals of PowerBuoys, offset by a decrease in SG&A costs of $2.4 million relating primarily to decreased legal fees to address the shareholder litigation and related matters, decreased site development expenses related to our terminated project in Australia, a decrease in the net change of other income and foreign exchange loss of $0.3 million and an increase of $0.6 million in income tax benefits. In addition, the nine months ended January 31, 2015 reflects a gross loss of $0.7 million relating to our project with MES.

The decrease in noncash operating items reflects a decrease in amortization expense for patents of $0.6 million and a decrease in foreign exchange loss of $0.3 million, offset by an increase in equity compensation of $0.1 million.

The increase in operating assets and liabilities reflects the advanced payment received from customers of $4.7 million and the change in unearned revenue of $1.0 million, the change in accrued expenses of $0.7 million, the change in unbilled receivables of $0.2 million, the change in other noncurrent assets of $0.2 million and the change in accounts payable of $0.4 million for the nine months ended January 31, 2015, offset by the change in accounts receivable of $0.2 million, and the change in other assets of $0.3 million during the nine months ended January 31, 2016.

Net cash provided by investing activities

Net cash provided by investing activities was $0.1 million and $21.2 million for the nine months ended January 31, 2016 and 2015, respectively. The change was primarily the result of a decrease in restricted cash of $0.1 million during the nine months ended January 31, 2016. The change for the nine months ended January 31, 2015 was primarily the result of a net increase of $11.9 million in maturities of marketable securities during the nine months ended January 31, 2015 and an increase from restricted cash of $7.6 million.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was $126,000 and $(75,000), respectively, for the nine months ended January 31, 2016 and 2015. The net cash provided by financing activities in the nine months ended January 31, 2016 was primarily from the sale of our Common Stock in the 2016 ATM Offering of $205,000 offset by $75,000 of debt repayment and $4,000 of treasury stock purchases. During the nine months ended January 31, 2015, the net cash used was primarily for repayment of long-term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $85,000 and $339,000 in the nine months ended January 31, 2016 and 2015, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

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

We have incurred net losses and negative operating cash flows since inception. As of January 31, 2016, we had an accumulated deficit of $173.9 million. As of January 31, 2016, our cash and cash equivalents and marketable securities balance was approximately $9.5 million. Based upon our cash and cash equivalents and marketable securities balance as of January 31, 2016, we believe that we will be able to finance our capital requirements and operations into the quarter ending October 31, 2016. In addition, as of January 31, 2016, our restricted cash balance was approximately $0.4 million. We will require additional equity and/or debt financing to continue our operations as a going concern. If we are unable to raise additional funds when needed, our ability to operate and grow our business could be impaired. We do not know whether we will be able to secure additional funding when needed or at all, or, if funding is obtained, whether the terms will be favorable to us.

We expect to continue to make investments in ongoing product development efforts in anticipation of future growth. Our future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from our expectations include, but are not limited to, risks from insufficiencies of capital, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, performance of our PowerBuoys, deployment risks and laws, regulations and permitting. In order to complete our future growth strategy, we will require additional equity and/or debt financing. There is no assurance that additional equity and/or debt financing will be available to us when needed. Historically, we have raised proceeds through public capital markets. If sufficient financing is not obtained, we may be required to further curtail or limit certain product development costs and product development activities, and/or selling, general and administrative activities in order to reduce our cash expenditures.

In January 2013, we filed the 2013 Form S-3. The 2013 Form S-3 was declared effective in February 2013. Under the Form S-3 Shelf we established an ATM Facility with Ascendiant and offered and sold shares of our Common Stock from time to time through Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under that ATM Facility, during fiscal 2014, we issued 330,633 shares of our common stock at an average price to the public of $30.20 per share, receiving net proceeds from the ATM Facility of approximately $9,698,000.

Also in fiscal 2014, we entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, with respect to the issuance and sale in an underwritten Public Offering of an aggregate of 380,000 shares of our Common Stock at a price of $30.10 per share under the 2013 Form S-3. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations, and a 90 day lock-up period that limited transactions in our common stock by us. Net proceeds from that Public Offering, which was completed in early April 2014, were approximately $10,828,000.

During fiscal 2015, we did not sell any securities under or receive any proceeds from the sale of securities under the Form S-3 Shelf.

In October 2015, the Company entered into the Offering Agreement with the Manager under which the Company may offer and sell shares of our Common Stock, having an aggregate offering price of up to $2,906,836 from time to time through or to the Manager, acting as sales agent and/or principal, in reliance on and subject to the limitations of General Instruction I.B.6 of Form S-3 and other applicable laws and regulations. Under the Offering Agreement, during the quarter ended January 31, 2016, we sold 95,024 shares of Common Stock at an average price of $2.13 per share, for net proceeds to the Company of approximately $199,000 and we paid the Manager a sales commission of approximately $3,000 related to those shares. The Company has no obligation to sell shares of Common Stock under the Offering Agreement and may at any time upon notice terminate the Offering Agreement.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period under our 2013 S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one third of our public float. In 2014, we fully utilized our available transaction capacity to sell securities using the 2013 Form S-3 Shelf in the ATM offering. However, we regained the ability to utilize Form S-3 as we entered fiscal 2016. Under the SEC’s regulations, the securities registered under our 2013 Form S-3 Shelf may only be offered and sold if not more than three years have elapsed from the initial effective date of the Form S-3, except that if a new shelf registration statement is filed then we are permitted to continue to offer and sell securities under the Form S-3 until the earlier of the effective date of the new shelf registration statement or 180 days after the third anniversary of the initial effective date. On February 12, 2016, we filed a new Form S-3 shelf registration statement to register the offering and sale of up to $15 million in securities. The 2016 Form S-3 registration statement has not yet been declared effective by the SEC. Subject to compliance with applicable laws and regulations, we may continue to offer and sell shares of our Common Stock in the 2015 ATM offering with the Manager under the Offering Agreement until the earlier of August 10, 2016 or the date on which the SEC declares effective the 2016 Form S-3.

Under the terms of the Offering Agreement with the Manager, we may offer and sell up to $2,906,836 of our Common Stock in the 2015 ATM Offering. However, pursuant to General Instruction I.B.6 of Form S-3, at the time of filing the 2016 Form S-3, we were able to offer and sell only $1,597,102 of our Common Stock under the 2016 Form S-3, and, as of the date of that filing, we had already offered and sold $251,603 in value of our Common Stock under the Offering Agreement. Thus, under the 2016 Form S-3, we are seeking to register the offering and sale of up to $1,345,499 in value of our Common Stock for sale in the 2015 ATM Offering, which securities are included in the $15 million of securities we are seeking to register for offer and sale on the 2016 Form S-3.

The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our Common Stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain required financing, we may be required to reduce the scope of our current projects, and our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2016 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of fiscal 2016, our controller resigned, and we do not currently intend to fill that position with a full-time employee.  We have reassigned the controller’s duties to other individuals in the organization. There were no other changes during the quarter ended January 31, 2016.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Shareholder Litigation:

The Company and its former Chief Executive Officer Charles Dunleavy are defendants in consolidated securities class action lawsuits filed, and pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG). The consolidated actions are Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG (filed June 13, 2014); Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815 (filed June 13, 2014); Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015 (filed June 23, 2014); and Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592 filed (July 22, 2014). On March 17, 2015, the court entered an order appointing Five More Special Situation Fund Ltd. as the lead plaintiff.

On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to the Company’s technology and a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project"). The third amended class action complaint seeks unspecified monetary damages and other relief. On November 5, 2015, the Company filed a motion to dismiss the third amended class action complaint. The Lead plaintiff filed a brief in opposition to the motion on December 7, 2015, and defendants filed a reply in support of the motion on December 21, 2015. The Court has not yet ruled on the motion.

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

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief. On September 2, 2015, the plaintiff and all the defendants agreed to stay the Rywolt derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court). In addition, on September 2, 2015, the plaintiffs in the Labare and Rywolt derivative lawsuits filed an unopposed motion to consolidate the two actions. On February 8, 2016, the Court entered an order (i) consolidating the Labare and Rywolt actions; (ii) appointing Labare and Rywolt as co-lead plaintiffs; (iii) appointing The Rosen Law Firm P.C. as lead counsel; and (iv) directing the co-lead plaintiffs to file a consolidated amended complaint within 30 days of the order.

The Company and its current directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of the Company’s Articles of Incorporation and Bylaws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the current provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint seeks declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. Defendants have not yet responded to the Complaint.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2015and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 6, 2015, except for the addition of the following:

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

In the future, if permitted pursuant to General Instruction I.B.6 of Form S-3, we may offer and sell additional shares of our Common Stock up to the $2,906,836 in value (of which we have already sold approximately $251,603 in value)in the 2015 ATM offering under the Sales Agreement. In addition, historically, we have financed our operations principally from public sales of our Common Stock and we have filed the 2016 Form S-3 seeking to register the offering and sale of up to $15 million in securities. The 2016 Form S-3 has not been declared effective by the SEC. The sale of a substantial number of shares of our Common Stock, or securities convertible or exchangeable for our Common Stock, or the perception that such sales may occur, could cause the trading price of our Common Stock to decline and it could decline materially and adversely.

Our stockholders may experience substantial dilution in the value of their investment or their ownership interest if we issue additional shares of our capital stock in the future.

Our certificate of incorporation currently authorizes us to issue up to 50,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock. In the future, in order to raise additional capital, we may offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share paid by other investors, and dilution to our stockholders in the value of their investment and their ownership and voting interest in the Company could result. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Common Stock, or securities convertible or exchangeable into Common Stock, in future transactions may be higher or lower than the price per share paid by other investors.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our Common Stock as to distributions and in liquidation, which could negatively affect the value of our Common Stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by some or all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, guarantees, preferred stock, hybrid securities, or securities convertible into or exchangeable for equity securities, any of which may rank senior to our common stock. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive distributions of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

We have a pending SEC investigation that has caused us to incur significant costs and expenses and has diverted our management time, and could have a material adverse effect on our business, financial condition, results of operations, cash flow and our ability to raise capital in the future.

The Company has received a subpoena from the SEC arising out of public disclosures related to a now-terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP), a second tier Australian subsidiary of the Company, and the Australian Renewable Energy Agency (ARENA), for the development of a wave power station. The Company has provided information to the SEC in response to that subpoena, and the Company continues to cooperate with the SEC in this investigation. We have incurred and expect to continue to incur significant professional fees and other costs related to the SEC investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. In addition, our Board of Directors, management and employees may expend a substantial amount of time on the SEC investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.

We are the subject of pending and threatened securities and other litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We may be the subject of future securities or other litigation, which could adversely affect our company, our business and our liquidity.

We are the subject of certain pending and threatened litigation certain of which arises, in part, out of a securities offering that we conducted in April 2014 and other activities of the Company. This litigation is costly and time-consuming to defend and may distract our management from the daily operations of our business. We have received other requests for documents from other potential plaintiffs arising out of this securities offering, and we may be the subject of additional future securities litigation, which could adversely affect our company, our business and our liquidity. Although we maintain directors’ and officers’ insurance coverage, we cannot assure you that this insurance coverage will be sufficient to cover the substantial fees of lawyers and other professional advisors relating to this pending or any future litigation, our obligations to indemnify our officers and directors who may become parties to such pending and any future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with these lawsuits. In addition, these actions have caused our insurance premiums to increase, and we may be subject to additional increases in the future. Further, given the volatility of the market price of our common stock, we may be subject to future class action securities and other litigation. Accordingly, we have incurred and may continue to incur substantial legal expenses, judgments and/or settlements relating to pending, threatened and future litigation and our management time and attention may be diverted from the operation of our business, which could materially and adversely affect our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

November 1-30, 2015	—	—	—	—
December 1-31, 2015	—	—	—	—
January 1-31, 2016	1,387	$1.58	—	—

(1) Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Ocean Power Technologies, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the SEC on December 14, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed March 11, 2016: (i) Consolidated Balance Sheets – January 31, 2016 (unaudited) and April 30, 2015, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended January 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Nine Months Ended January 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows (unaudited) – Three and Nine Months Ended January 31, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three and Nine Months Ended January 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

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

Ocean Power Technologies, Inc.
(Registrant)

Date: March 11, 2016	By:	/s/ George H. Kirby III
George H. Kirby III
Chief Executive Officer

Date: March 11, 2016
	By:	/s/ Mark A. Featherstone
Mark A. Featherstone
Chief Financial Officer

EXHIBIT INDEX

10.1	Ocean Power Technologies, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed with the SEC on December 14, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed March 11, 2016: (i) Consolidated Balance Sheets – January 31, 2016 (unaudited) and April 30, 2015, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended January 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Nine Months Ended January 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows (unaudited) – Three and Nine Months Ended January 31, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three and Nine Months Ended January 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under those sections.