Form 10-K
period 2016-04-30
Ocean Power Technologies, Inc.
filed 2016-07-15
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.
20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-33417

Delaware (State or other jurisdiction of incorporation or organization)	22-2535818 (I.R.S. Employer Identification No.)

1590 REED ROAD

PENNINGTON, NJ 08534

(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (609) 730-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.001	The Nasdaq Capital Market

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $4.1 million based on the closing sale price of the registrant's common stock on that date as reported on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock as of June 30, 2016 was 2,511,850 (excluding 380,000 shares issuable under a pending litigation settlement).

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission for the Company’s Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Our fiscal year ends on April 30. References to fiscal 2016 are to the fiscal year ended April 30, 2016.

Special Note regarding Reverse Stock Split

At the annual meeting of stockholders of Ocean Power Technologies, Inc. (the “Company,” “we” or “us”) on October 22, 2015, our stockholders approved a proposal to amend our Certificate of Incorporation to effect a reverse split of our common stock, par value $0.001 (“common stock”), at a ratio to be determined by the Company’s Board of Directors within a specific range and a reduction in the authorized number of shares of our common stock. On October 27, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation to affect a one-for-10 reverse stock split of our common stock and to decrease the number of authorized shares of our Common Stock to 50,000,000 shares (the “Reverse Stock Split”). As of the effective date of the Reverse Stock Split, every 10 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued in connection with the Reverse Stock Split. Total cash payments made by the Company to stockholders in lieu of fractional shares were not material. The common stock began trading on a reverse stock split-adjusted basis on the NASDAQ Stock Market (“NASDAQ”) on October 29, 2015. On November 12, 2015, NASDAQ notified the Company that our Common Stock had regained compliance with the NASDAQ listed company closing bid price requirement. All share and per share data included in this report has been retroactively restated to reflect the Reverse Stock Split.

ii

PART I

ITEM 1.        BUSINESS

Overview

Approximately 70% of the earth’s surface is covered by water, with approximately 44% of the world’s population living within approximately 150 miles of a coast. Thousands of systems are deployed in the oceans today to increase our understanding of weather, climate change, biological processes, and marine mammal patterns and to support exploration and operations for industries such as oil and gas. Most of these systems are powered by battery, solar, wind, fuel cell, or fossil fuel generators that are expensive to operate while also limited in their electric power delivery. Most of these systems require significant tradeoffs in sensor accuracy, data processing and data communications bandwidth and frequency in order to operate within the available power. More persistent power systems requiring less maintenance may have the ability to save costs over current operating systems. Just as importantly, increases in available power may allow for better sensors, and shorter data sampling and data communication intervals which could as a result improve scientific and economic returns.

Founded in 1994 and headquartered in Pennington, NJ, Ocean Power Technologies seeks to become a leader in ocean wave power. We are developing and seeking to commercialize our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy® systems use proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. We currently have designed and are seeking to commercialize and continue to develop our PowerBuoy product line which is based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997.

We have designed our autonomous PowerBuoy to generate power for use in remote locations, independent of an existing power grid. Our current product offering, an autonomous PowerBuoy, incorporates a unique power take-off (“PTO”) and onboard system for energy storage and management, and is significantly smaller than our previous iteration utility scale PowerBuoy.  We are continuing to develop and test our PowerBuoys, which we believe could be utilized in a variety of applications. While we believe that we have validated our autonomous PowerBuoy and subsystems through factory and in-ocean tests, we are continuing to develop our PowerBuoy and product offerings, and only beginning to seek to commercialize our products and therefore, we cannot assure you that our products will operate as designed or provide our potential customers with a cost-effective alternative source of in-ocean power for all applications. In our current PowerBuoy design, we are leveraging portions of earlier designs and features that we do not believe require further validation prior to implementation in our current products. Currently, our product development and engineering efforts are focusing primarily on developing technologies that will increase the energy output and reliability of our product, while also seeking to ensure design scalability to meet the power demands in our targeted markets. Our marketing and development efforts are targeting applications that require reliable, persistent, and sustainable power sources operating independently of the utility grid. We also seek to supply electric power to payloads that are integrated directly in our PowerBuoy and/or located in its vicinity when deployed in the ocean, including on the seabed. Based on our market research and available public data, our management believes that there is the potential for us to pursue business opportunities in multiple markets that would have a direct need for our PowerBuoys including oil and gas, ocean observing, defense and security, communications, offshore wind, and ocean aquaculture. Depending on power needs, sensor types and other considerations, we believe our PowerBuoy could have the ability to satisfy several application requirements within these markets. We believe that our current PowerBuoy product, the PB3, generates sufficient persistent power to meet the application needs of many of the potential customers within our target markets, but we also believe that we will need to increase the energy output of the PowerBuoy to generate the power required for other applications within these markets and are seeking to do so with our continued research and development efforts. We cannot assure you that we will be successful in our efforts to seek commercial adoption of our PowerBuoy and related services.

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology and development of our PowerBuoys. Our goal is that an increased portion of our revenues be from the sale or lease of our products and sales of services, as compared to revenue from grants to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2015 and 2016, we continued work on projects with the U.S. Department of Energy (“DOE”), and Mitsui Engineering and Shipbuilding Co., Ltd. (“MES”), and we continued our efforts to increase the reliability and power output of our PowerBuoys.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware. Our principal executive offices are located at 1590 Reed Road, Pennington, New Jersey 08534, and our telephone number is (609) 730-0400. Our website address is www.oceanpowertechnologies.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with the Securities and Exchange Commission (“SEC”). The information on our website is not a part of this Annual Report. Our common stock has been listed on NASDAQ since April 24, 2007, the date on which we completed our initial public offering in the United States, and since July 2015, our common stock has been listed on the NASDAQ Capital Market. Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year. For example, fiscal 2016 refers to the fiscal year beginning on May 1, 2015 and ending on April 30, 2016. Other fiscal years follow similarly.

Competitive Advantages

We are currently seeking to commercialize our PowerBuoy by targeting customers principally in six markets (as discussed in further detail below) that require reliable, persistent, and sustainable power sources operating independently of the utility grid. We believe that our technology for generating electricity from wave energy and our commercial relationships may offer the following potential competitive advantages in the markets we are targeting for commercial sales and leases of our PowerBuoy and related products and services.

●

Ocean-tested technology to generate electricity. We have conducted a number of ocean tests of our PowerBuoy since 1997 seeking to test and demonstrate the viability of our technology. Several ocean trials of our larger scale prototype PowerBuoys were conducted between 2005 and 2011, and we conducted an ocean test of our autonomous PowerBuoy, a previous iteration of our current autonomous PowerBuoy, under a contract with the U.S. Navy. We believe that these tests support the use of our technology as a potential persistent power source for systems requiring remote power at sea. Our PowerBuoy structure is designed to be durable and has survived hurricanes and winter storms while deployed in the ocean.

●

Efficient design in harnessing wave energy. We have designed our PowerBuoys to optimize the power generated for a given location through efficient mechanical to electrical wave energy conversion. We have designed the onboard energy storage system (“ESS”) to provide several days of continuous rated power during low or no wave periods. Our PowerBuoy is equipped with a variety of communication capabilities including satellite, cellular, and Wi-Fi, and can also accommodate other capabilities such as high frequency communication. Our PowerBuoy is capable of transmitting real-time data, which is collected by its various payloads (e.g., sensors or equipment that require power and communications capabilities).

●

Numerous applications within multiple, major market segments. We have designed our PowerBuoy systems to work in multiple offshore applications around the world. In particular, we are targeting our marketing to customers with potential applications in the oil and gas, ocean observing, defense and security, offshore wind, communications, and ocean aquaculture industries.

●

Prior commercial relationships enabled the development of our technology. Our prior relationships with the U.S. Navy, DOE, and U.S. Department of Homeland Security have allowed us to develop our PowerBuoys, which we believe enhances our market visibility and attractiveness to our prospective customers. We believe that our projects with the DOE, the U.S. Navy, MES, and the U.S. Department of Homeland Security provided us with an initial opportunity to develop our PowerBuoys and we are seeking to leverage these relationships in our efforts to commercialize our PowerBuoys for use where autonomous power could potentially improve existing applications and enable new ones.

●

Greater power compared to certain existing, incumbent solutions. We believe that our PowerBuoy may provide more power than certain existing battery, solar, and other powered systems, enabling additional sensors to be employed or a higher rate of data transmission, and/or extend the period during which the application can be employed on the ocean.

●

Potentially considerable life cycle cost savings over incumbent solutions. Our PowerBuoy systems are designed to operate over extended intervals between required servicing as compared to battery-powered or other systems which we believe generally require more frequent recharging or replacement. We have developed several case studies around various ocean observing applications which, in our opinion, illustrate that our PowerBuoy system may reduce costs over multi-year operation of an application as compared with incumbent solutions, mostly due to lower vessel and personnel servicing costs associated with the retrieval and redeployment of current battery-powered solutions. We also believe that our enhanced communication capabilities may provide further value to potential end users by enabling proactive mission critical-decision making based on data transmitted in real-time. We believe that longer operating intervals between servicing has the potential to provide life cycle savings for certain applications.

●

Modular and scalable designs. Our PowerBuoy systems are designed with a modular energy storage system (“ESS”) which we believe will allow us to tailor the PowerBuoy configuration to the specific needs of the end-user and therefore offer a cost effective solution, while also allowing us to expand the energy storage capacity within the PowerBuoy depending on the power requirements of specific applications. We believe this could be accomplished by integrating energy storage modules into the PowerBuoy, potentially eliminating the need for alterations or customization and providing both flexibility and cost-effectiveness to the end-user. We also believe that our PowerBuoys might also be installed in an array in order to achieve higher levels of aggregate power generation, although we have not done so to date. Additionally, we believe that our PowerBuoy technology and designs may be scalable to higher power levels.

●

Real-time data communications. Some incumbent solutions which have less available power than our PowerBuoy may have limited communication capabilities or may be able to communicate data only over shorter periods due to data transmission power requirements. Some incumbent solutions may only make data accessible upon physical retrieval of or from the sensor. Our PowerBuoys can be equipped with a variety of communications equipment, which enables the transmission of data on a more frequent basis than many incumbent solutions or even on a real-time basis and on-demand. We believe that more frequent data communication could enable an end-user to make data-driven decisions more quickly.

●

Flexible electrical, mechanical and communication interfaces for sensors. Our PowerBuoys can be equipped with sensor packages and also provide capability for the addition of sensors, either mounted directly on or within the PowerBuoy, or tethered to the PowerBuoy. Our PowerBuoys have mechanical and electrical interfaces which may allow for simplified integration of sensors by us, the end-user, or a third party.

●

Standard transportation and deployment. The size and weight of our autonomous PowerBuoy allows for transportation and handling using conventional means. Our autonomous PowerBuoy can fit in a standard 40 foot shipping container which may result in significantly lower transportation and deployment costs compared to earlier iterations of our utility scale PowerBuoy. Our autonomous PowerBuoy can be transported using conventional vessels, and can be lifted using conventional marine cranes.

●

Environmentally benign and aesthetically non-intrusive system design.  We believe that our PowerBuoy does not present significant risks to marine life, or emit significant levels of pollutants, and therefore has minimal environmental impact. For example, in connection with our project at the U.S. Marine Corps Base in Hawaii in 2003, the U.S. Navy obtained an independent environmental assessment of our PowerBuoy prior to installation, as required by the National Environmental Policy Act. This assessment resulted in a “Finding of No Significant Impact,” the highest rating obtainable by the assessor. In addition, in 2011, we received a “Finding of No Significant Impact” from the DOE after an environmental assessment in connection with our Reedsport, Oregon project. Since our PowerBuoys are typically located far offshore, they are usually not visible from land. We believe that our PowerBuoy has only a minimal visual and audible impact, where only a small portion of the unit is visible at close range, with the bulk of the unit being hidden below the surface of the water. We believe there is no significant audible impact and such systems have not been shown to have a negative effect on marine life.

Business Strategy

As part of our strategic pivot in operations initiated in fiscal 2015, we are currently focused on developing and commercializing our PowerBuoy products and services for use in autonomous power applications. Generally, these applications are independent of the power grid and are located in remote offshore locations. We have incorporated our prior knowledge and best practices into our product design and validation processes, some of which were gained during the development of utility scale buoys. Based on market research and available public data, we believe considerable business opportunity could exist in markets which require autonomous offshore power.

Our business strategy is to commercialize our autonomous PowerBuoy systems. In order to achieve this goal, we are pursuing the following business objectives:

●

Sell and/or Lease PowerBuoys. We believe the PowerBuoy addresses power requirements in remote offshore applications and locations. Since we believe our autonomous PowerBuoy is well suited for many of these applications, we do not expect the need for continued subsidies or other price incentives for longer-term market adoption. Our fundamental long-term business plan for our selected markets is to sell and lease PowerBuoys, and provide services associated with product sales and leases such as maintenance, application engineering, planning, training, and logistics support required for the PowerBuoy life-cycle.

●

Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our sales and marketing efforts in North America, Europe, Australia, and parts of Asia, including Japan. We believe that each of these areas represents a potential market for our autonomous PowerBuoys given appropriate wave conditions, political and economic stability, the existence of selected market applications, and high levels of industrialization and economic development.

●

Expand our relationships in key market areas.  We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with MES in Japan, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. We continue to engage market stakeholders who we believe may be critical to gaining market entry and speeding adoption of our products and services during our commercialization process. We cannot make assurances that we will be successful in our commercialization efforts. We continue to receive stakeholder interest in participating in future in-ocean trials to ensure that relevant application objectives are met.

●

Outsource most of the equipment fabrication and deployment. We outsource all fabrication, anchoring, mooring, cabling supply, and, in most cases, deployment, of our PowerBuoy in order to minimize our capital requirements as we scale our business. However, our PTO is a proprietary subsystem and is assembled and tested at our facility. The buoy hull of our PowerBuoy may be shipped to our facility for integration of the PTO, or integration may occur closer to the expected deployment site. We believe this distributed manufacturing and assembly approach enables us to focus on our value-adding core competencies while also enabling the cost effectiveness of our PowerBuoy through the leverage of a larger more qualified supply base. We believe the use of suppliers that are in close proximity to our potential customers will reduce shipping costs and risk, and will provide direct visibility to our potential customers, which may improve our credibility and competitiveness.

●

Continue to increase PowerBuoy output.  Our product development and engineering efforts are focused on increasing the energy output, reliability, and expected operating life of our PowerBuoys, as well as optimizing manufacturability of our designs with a focus on cost competitiveness. We believe that by increasing the energy output we will be able to address larger segments of our target markets. By improving our design and manufacturing, we intend to simultaneously remove cost from our PowerBuoys through further design iterations and manufacturing ramp-up. In so doing, we expect to be able to improve customer value, displace more incumbent solutions, and become a viable power source for additional applications in our target market segments.

●

Maximize customer funding of technology development.  We actively seek to obtain external funding for the continued development of our technology, including cost-sharing obligations, under our customer contracts. In April 2010, we were awarded $1.5 million from the DOE for the development of our utility scale PowerBuoy technology. In fiscal 2011, we were awarded an additional $2.4 million from the DOE and $2.3 million from the United Kingdom (“U.K.”) Government’s Technology Strategy Board for utility scale technology development. In fiscal 2014, the DOE amended our contract to provide funding for the development of an optimized PTO system, and our work under this contract was successfully completed in fiscal 2016.

Market Opportunities

We are targeting our sales and marketing efforts in the following six markets, which we believe present market opportunities for our Company as we seek to commercialize our products and services.

Oil and Gas

We believe the oil and gas industry is undergoing a significant transformation. In light of industry consolidation due to relatively low oil prices, the industry continues to invest in new technologies which enable cost savings as well as the digitization of operations. We believe that minor improvements in oil field management can equate to significant additional revenues or cost savings for the operator and is driving the industry to search for new and enabling technologies. We believe that the addition of increased offshore power sources could enable activities like powering seafloor processes and/or augmenting associated power systems. We also believe that cost savings, potential increased revenues, and risk management are key drivers for the oil and gas industry. We also believe that applications such as charging stations for autonomous underwater vehicles, equipment monitoring, communications, reservoir management, weather forecasting, ocean current predictions, and seismic mapping are all significant customer market opportunities for our products.

Ocean Observing

Ocean observing provides information for the entire ocean enterprise, consisting of for-profit and not-for-profit businesses which support ocean measurement, observation and forecasting, and is an important provider of information to maritime commerce and the entire “blue economy.” Maritime commerce and the scientific community depend on information about areas such as weather, climate change, ocean seismometry and biological processes in order to inform operations and development. The instruments used to collect maritime data and environmental intelligence require a power and communications solution in remote offshore locations. We believe that our PowerBuoy may provide savings over the project life-cycle of incumbent solutions, and the increased power provided by the PowerBuoy may allow for additional sensors and enhanced data communications and/or may enable brand new and critical sensing missions that may have been prohibited due to the lack of sufficient offshore power as provided by incumbent solutions.

Security and Defense

In 2011, we deployed a prototype autonomous PowerBuoy off the coast of New Jersey, which we designed and manufactured for the U.S. Navy for coastal security and maritime surveillance (described more fully below under “Customers – Historical Projects – U.S. Navy”). Our PowerBuoy provided persistent power to an integrated radar system for nearly three months, and the system successfully extended the U.S. Navy’s surveillance range by a significant amount. Two years later, we redeployed the system, powering both radar and sonar. We believe there is the potential for the U.S. Navy to seek to incorporate this type of surveillance capability in major ports throughout the U.S.

We believe that a PowerBuoy can be used to provide power and communications for multiple applications, while appearing the same regardless of the application. This may be an attractive feature for defense and security, as their systems can hide in plain sight. An example of such would be an array of PowerBuoys providing surveillance across an inlet or harbor, with communications back to a remote base which could be used to help protect critical and high-value infrastructure. Forward deployed energy and communications outposts, above and below sea surface, early detection and warning systems, remote sensing stations, high frequency radar and sonar, electro-optical and infrared sensors, network communications systems and unmanned underwater vehicle docking stations are all applications for domestic and international defense departments and defense contractors.

Other Markets

We believe that opportunities also exist in markets such as offshore wind, communications, and aquaculture. For example, the addition of nearshore and offshore cellular and WiFi platforms with persistent power could decrease communications costs for the marine and airline industries. Continuous power and data communications for the aquaculture industry could potentially transform location requirements of the industry.

Offshore wind requires meteorological and environmental data to permit, finance and build wind turbine installations. Currently two methods of data collection are used for offshore wind: (1) meteorological masts, which are a significant cost to install on the ocean floor and can take more than 12 months for permitting and construction; and (2) floating, which uses a Light Detection and Ranging device (“LiDAR”) and which is gaining acceptance in the industry. Current power and communications platforms for floating LiDAR exist but may not be adequate for continuous data collection. We believe that our PowerBuoy solution may be able to decrease life cycle costs compared to these incumbent solutions. Global wind farm development market data suggest that hundreds of offshore wind sites are in the initial planning stages or beyond, with more being added each year.

Product and Technologies

The following is a summary of the development and history of our current PowerBuoy product and our technologies.

Wave Energy

The energy contained in ocean waves is a form of renewable energy that can be harnessed to generate electricity. Ocean waves are created when wind moves across the ocean surface. The interaction between the wind and the ocean surface causes energy to be exchanged. At first, small waves occur on the ocean surface. As this process continues, the waves become larger and the distance between the top of the waves becomes longer. Wave size, and the amount of kinetic wave energy, depends on wind speed, the duration the wind blows across the waves and the distance covered. The vertical motion of the waves moves the float component of our PowerBuoy, creating mechanical energy which our proprietary technologies convert into usable electricity.

We believe that there are the following potential benefits to using wave energy for electricity generation, compared to existing incumbent solutions.

●

Scalability within a small site area. Due to the dense energy in ocean waves, we believe that multiple PowerBuoys may be aggregated in an array that would occupy a reasonably small area to supply electricity to larger payloads. We believe the aggregation of a larger number of appropriately sized PowerBuoys could offer end users a variety of advantages in availability, reliability and scalability. To date, we have not deployed an array of PowerBuoys to test and validate our hypothesis, and we cannot assure that a PowerBuoy array would generate the energy required to meet the needs of prospective customers.

●

Predictability. The generation of power from wave energy can be forecasted several days in advance. Wave energy can be calculated with a high degree of accuracy based on satellite images and meteorological data, even when the wave is hundreds of miles away and days from reaching a PowerBuoy. Therefore, we believe end-users relying on PowerBuoys for power may be able to plan their logistics, payload scheduling and other operational activities based on such data and proactively, although we have not tested this theory.

●

Constant source of energy. The annual flow of waves at certain specific sites can be relatively constant and defined with relatively high accuracy. Based on our studies and analyses of various sites of interest, we believe that, at some point in the future, we will be able to deploy our PowerBuoys in locations where the waves could produce usable electricity for the majority of all hours during a year.

Methods for generating electricity from wave energy can be divided into two general categories: onshore systems and offshore systems. Our PowerBuoys are the offshore type. Many offshore systems, including our PowerBuoy, utilize a floatation device to harness wave energy. The heaving or pitching of the floatation device due to the force of the waves creates mechanical energy, which is converted into electricity by various technologies. Onshore and near shore systems are often located on a shore cliff or a breakwater, or a short distance at sea from the shore line, and typically must concentrate the wave energy before using it to drive an electrical generator. Although maintenance costs of onshore systems may be less than those associated with offshore systems, we believe there are a variety of disadvantages to the former. As waves approach the shore, their energy decreases, therefore, onshore and near shore wave power stations are not capable of exploiting the same amount of energy produced by waves in deeper water. In addition, suitable sites for onshore and near shore systems are limited and potential environmental and aesthetic issues may impede development of these systems due to wave power station size and proximity of communities.

Our principal product is our autonomous PowerBuoy, which is designed to generate power for use independent of the power grid in remote offshore locations. It consists of a main hull structure surrounded by a floating buoy-like device. The hull is loosely moored to the seabed so that floating buoy can freely move up and down in response to the rising and falling of the waves. The PTO device that includes an electrical generator, a power electronics system, our control system, and our ESS are sealed within the hull. As ocean waves pass the PowerBuoy, the mechanical stroke action created by the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electrical generator. The power electronics system then conditions the electrical output which is collected within an ESS. The operation of the PowerBuoy is controlled by our customized, proprietary control system.

The control system uses sensors and an onboard computer to continuously monitor the PowerBuoy subsystems as well as the characteristics of the waves which interact with the PowerBuoy. The control system collects data from the sensors and the payloads, and uses proprietary algorithms to electronically adjust the performance of the PowerBuoy. We believe that this ability to optimize and manage the electric power output of the PowerBuoy is a significant advantage of our technology.

In the event of large storm waves, the control system automatically locks the PowerBuoy and electricity generation is suspended. However, the load center (either the on-board payload or that in the vicinity of the PowerBuoy) may continue to receive power from the on-board ESS. When wave heights return to normal operating conditions, the control system automatically unlocks the PowerBuoy and electricity generation and ESS replenishment recommence. This safety feature helps to prevent the PowerBuoy from being damaged by storm wave impacts.

In March 2016, we announced a rebranding of our PowerBuoy systems as part of our commercialization efforts and to closely align our PowerBuoy products with the perceived best practices of analogous industries based on power generation and on-board energy storage capabilities. Under our new naming conventions, our current PowerBuoy is referred to as the “PB3,” corresponding to “PowerBuoy with a peak power rating of three kilowatts.” This naming convention is based upon the ideal yet achievable ocean conditions that would result in a net AC peak power delivered by the PB3 PowerBuoy to a payload over a 20 minute period after converting the incoming wave energy into useful AC electricity. References on our website, and in our SEC filings and this Annual Report to the “APB350” refers to earlier prototype PowerBuoys containing earlier generation PTOs and other earlier technologies.

The PB3 has undergone a design iteration from our immediate prior design focusing on improving its reliability and survivability in the anticipated operating ocean environment, and will continue to undergo further enhancements through customary product life cycle management. The PB3-A1 was an initial prototype that has now undergone in-ocean and accelerated life testing, and we believe that the PB3 will achieve a maturity level for use by early adopters in fiscal 2017, but we are in the early stages of seeking to commercialize our product and we cannot assure you that we will be successful in our efforts to do so. We believe that the PB3 will generate and store sufficient power to address some application requirements in our target markets. Our product development and engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys and, if we are able to do so, we believe the PowerBuoy would be useful for additional applications where cost savings and additional power are required by our potential customers. We have only begun to explore opportunities in these target markets, and we have not yet developed any integrated solutions and product offerings in these potential markets. We believe that by increasing the energy output of our PowerBuoys we may be able to address larger segments of our target markets. By improving our design and manufacturing, we also seek to reduce the cost of our PowerBuoys through further design iterations and manufacturing ramp-up. In so doing, we seek to improve customer value, displace more incumbent solutions, and become a viable power source for additional applications in our target market segments.

Research and Development

Our research and development team has a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We have engaged in extensive research and development efforts to develop the PowerBuoy, improve PowerBuoy efficiency, reliability and power output, and to improve manufacturability while reducing cost and complexity. Our research and development efforts have been focused recently on optimizing the size of our PowerBuoys in order to achieve the most competitive overall cost (both operating and capital expenditures) in our target markets. Such efforts included in recent years reducing overall product size and weight by considering the use of materials other than steel for the external structure of our PowerBuoys. Other recent efforts included the development of scalable, higher efficiency, lower cost, higher reliability and less customized PTO systems, and the use of higher energy density and lower weight energy storage technologies. We continue to seek to increase the capabilities of our PowerBuoy systems by designing flexible interfaces and rendering them sensor and payload agnostic.

Other areas of research and development focus have included the development and implementation of accelerated testing regimens and techniques known as accelerated life testing. Such methods accelerate failures in a laboratory environment, as compared to more lengthy and expensive full scale ocean deployments during normal use conditions. This testing allows us to quantify the life characteristics of critical components and subsystems which would normally require several years of operation in ocean conditions to achieve similar levels of wear and tear. Accelerated life testing is used successfully in other industries such as automotive and aerospace, and is a critical enabler for rapid product and technology development and maturation. We believe that the combination of laboratory and ocean test regimens coupled with carefully planned PowerBuoy ocean tests will help us to improve our effectiveness in commercializing our products.

It is our intent to fund the majority of our research and development expenses over the next several years with sources of external funding, including cost sharing obligations under customer contracts. However, we cannot assure you that we will be successful in our efforts to secure additional contracts. If we are unable to obtain external funding, we may curtail our research and development expenses or reduce the scope of our operations as necessary to lower our operating costs.

Deployments

We continue to receive important feedback from in-ocean deployments of our PowerBuoys, as is customary in the marine industry for new vessels and products prior to final acceptance by their customers. If we are able to increase PowerBuoy production, we anticipate that the need for in-ocean trials of our mature products will diminish. Deployment sites are selected based on minimum ocean depth, appropriate wave activity for power generation requirements of associated deployment payloads, and proximity to end-user operations. The PB3 can be transported over land to the deployment port using a standard 40 foot “low-boy” trailer. Once at port, the PB3 can be lifted into the water or onboard a vessel using a readily available crane of appropriate capacity. The PB3 may then be towed to site using a standard vessel (if the location is within an appropriate distance from the port), or the PB3 may be carried aboard a vessel to its offshore location, and craned into the water at site. The PB3 is then attached to the mooring system, which is installed during a separate operation, after which a brief commissioning process places the PB3 into operation. Recent deployments include the PB3-A1 in August and October of 2015, and again in June 2016. In July 2016, we deployed our first commercial PB3 PowerBuoy, approximately four miles off of the coast of New Jersey.  The Company currently anticipates that this deployment will be the final validation of the PB3 prior to the anticipated March 2017 six-month lease of the PB3 PowerBuoy under a previously announced customer agreement.

Product Insurance. We currently have a property loss and liability insurance policy underwritten by Lloyd's Underwriters that covers the deployment and storage of our PowerBuoys.

Site Approval. In the U.S., federal agencies regulate the siting of long-term renewable energy projects and related-uses located on the outer continental shelf (“OCS”), which is generally more than three miles offshore. OCS projects longer than one-year in duration are regulated by the U.S. Bureau of Ocean Energy Management (“BOEM”). For projects located within three miles of the U.S. shore regardless of duration, the adjacent state would be responsible for issuing a lease and other required authorizations for the location of the project. In either case, an assessment of the potential environmental impact of the project would be conducted in addition to other requirements. Generally, the same process applies to foreign sites where site approval is contingent on meeting both national and local regulatory and environmental requirements. In connection with issuing permits or leases enabling project use, the respective government agency often requires site restoration or other activities at the conclusion of the permit or lease period.

Environmental Approval and Compliance. We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, in the U.S., the construction and operation of PowerBuoys offshore would require permits and approvals from the U.S. Coast Guard, the U.S. Army Corps of Engineers and other governmental authorities. These required permits and approvals evaluate, among other things, whether a project is in the public interest and ensure that the project would not create a hazard to navigation. Other foreign and international laws may require similar approvals. We provide you with additional information under “Regulation” below.

Customers

Current Customers

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	2016	2015	2014
EU (WavePort project)	58%	23%	15%
US Department of Energy	28%	37%	34%
Mitsui Engineering & Shipbuilding	14%	40%	38%
UK Government's Technical Strategy Board	-	-	12%

We currently have one revenue producing contract, which is our agreement with MES. The MES agreement is a $975,587 contract for engineering services and a six-month lease of our PB3 PowerBuoy off the coast of Japan. The lease portion of this contract is currently expected to commence in March 2017 and run through August 2017. MES has the right to cancel all or any separable part of the MES contract for convenience upon 30 days written notice to us, and the contract contains other customary terms and conditions.

In order to be successful, we must expand our customer base and obtain commercial contracts for us to lease or sell our PowerBuoy and related services to customers. Our potential customer base for our PowerBuoys includes various public and private entities, and agencies that require autonomous offshore power. To date, substantially all of our revenue producing contracts have been with a small number of customers under contracts to fund a portion of the costs of our operational efforts to develop and improve our technology, validate our product through ocean and laboratory testing, and business development activities with potential commercial customers. Most of our revenues to date have been cost-reimbursement contracts with customers funding our product development efforts. Our goal in the future is that an increased portion of our revenues will be from the lease or sale of our products and related maintenance and other services. Our significant customers and contracts to date are summarized below.

●

We have worked with MES (2010 to current) to develop several PowerBuoy projects in Japan. Historically, our agreements with MES have provided for MES to reimburse us for specific costs associated with research, development and deployment of our PowerBuoy product. In March 2016, we entered into a letter of intent (“LOI”) with MES to conduct funded pre-work tasks and to negotiate a definitive agreement that would allow for the lease of the PB3 PowerBuoy for a project off the coast of Kozushima Island, Japan following a planned stage gate review. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process is a generally accepted industry practice and has been utilized by other customers such as the DOE.

In June 2016, as described above, we announced a definitive agreement with MES for engineering and other services and a six-month lease of our PB3 PowerBuoy, which is anticipated to commence in March 2017, and currently expected to extend through August 2017.

●

We have worked with the DOE (2008 to current) and the U.K. government’s Technology Strategy Board (2010 to 2014) under contracts to help fund technology improvements to increase the power output of our prototype PowerBuoys. Two DOE contracts concluded in fiscal 2016.

Strategic Relationships

We also have developed some strategic relationships with companies seeking to validate our PowerBuoy as a source of energy for specific applications. These strategic relationships generally require us to provide services and/or products to, or in conjunction with, our strategic partners, seeking to jointly develop an application. We generally bear our own costs associated with the performance of these strategic arrangements and these relationships generally do not generate any revenues for us. Our current strategic relationships are described below.

●

In 2015, we entered into a memorandum of understanding (“MOU”) with Gardline Environmental to jointly develop and market innovative metocean monitoring and maritime security systems for prospective customers in the oil and gas, ocean observing, and security and defense markets. We are currently working with Gardline Environmental to finalize phase one of the MOU in order to advance to the next phase.

●

In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the National Data Buoy Center (“NBDC”) to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy. NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration will be conducted off the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, will be carried out. We have integrated the SCOOP onto our PB3 PowerBuoy and in June 2016 we deployed the system off of the coast of New Jersey. The SCOOP is powered by the PB3, and is providing metocean data to us and to NDBC. We expect this deployment to continue for approximately three months before retrieval of the PB3-A1.

●

In May 2016, we entered into a Memorandum of Agreement (“MOA”) with the Wildlife Conservation Society (“WCS”) to explore the use of our PowerBuoys in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 is deployed off of the coast of New Jersey and will seek to establish a baseline acoustic survey. We expect this integration and deployment to continue for approximately three months before retrieval of the PB3-A1.

Historic Projects

Our relationships and projects during recent years include, but are not limited to, the following:

●	The U.S. Navy and Department of Homeland Security.

o

From 2009 to 2011, we ocean-tested our utility-scale PowerBuoy at the U.S. Marine Corps Base, Hawaii at Kaneohe Bay. The PowerBuoy was launched under our program with the U.S. Navy for ocean testing and demonstration of a prior iteration of our PowerBuoy, including connection to the Oahu power grid.

o

From 2007 to 2013, we worked on two separate contracts to fabricate and deploy two autonomous PowerBuoys, which were subsequently deemed obsolete, as an alternate power source for the U.S. Navy's Deep Water Active Detection System (“DWADS”).

o

In 2009 and 2010, we were awarded $2.4 million and $2.75 million, respectively, from the U.S. Navy to develop a Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) prototype. The LEAP contract was developed to enhance the U.S. Navy's territorial protection capability by providing potential persistent power at sea for port maritime surveillance in the near coast, harbor, piers and offshore areas. During the LEAP contract, we designed, built and deployed in 2011 a PowerBuoy structure incorporating a new PTO system. The system was deployed by a U.S. Coast Guard vessel and was ocean-tested approximately 20 miles off of the coast of New Jersey. It was integrated with a Rutgers University-operated land-based radar network that provided ocean current mapping data for the National Oceanographic and Atmospheric Administration (“NOAA”) and U.S. Coast Guard Search and Rescue (“SAR”) operations. The ocean test of the LEAP vessel detection system demonstrated dual-use capability of the radar network and helped to verify our technology as a potential persistent power source for systems requiring remote power at sea. During the ocean testing under these contracts, our PowerBuoy withstood the high storm waves of Hurricane Irene.

o

In 2012, we executed a CRADA with the U.S. Department of Homeland Security to collaborate and demonstrate persistent maritime vessel detection. The vessel detection ocean demonstration in 2013 utilized the same PowerBuoy under the LEAP contract with additional sensors. This additional deployment provided critical data which informed our next design iteration, and which incorporated major modifications to address critical operations and reliability improvements. This project concluded in 2013.

●	Lockheed Martin. From 2004 to 2014, we had several project teaming agreements and license agreements with Lockheed Martin.

●

Australia. In 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (“Leighton”) for the development of wave power projects off the coast of Australia. In 2009, Leighton formed Victorian Wave Partners Pty Ltd (“VWP”), a special purpose company for the development of a wave power project off the coast of Victoria, Australia. In 2010, VWP and the Commonwealth of Australia entered into an Energy Demonstration Program Funding Deed (“Funding Deed”), wherein VWP was awarded an A$66.5 million (approximately US$62 million) grant for the wave power project. However, receipt of funds under the grant was subject to certain terms, including achievement of future significant external funding milestones. The grant was expected to be used towards the A$232 million proposed cost of building and deploying a wave power station off the coast of Australia (the “Project”). In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd acquired 100% ownership of VWP from Leighton. In January 2014, VWP signed a Deed of Variation with the Australian Renewable Energy Agency (“ARENA”) that amended the Funding Deed, and, in March 2014, received the initial portion of the grant from ARENA in the amount of approximately A$5.6 million (approximately US$5.2 million) (the “Initial Funding”). The Initial Funding was subject to claw-back provisions if certain contractual requirements, including performance criteria, were not satisfied. In light of the claw-back provisions, we determined to classify the Initial Funding as an advance payment, hold the funds as restricted cash and defer recognition of the funds as revenue. In July 2014, the VWP Board of Directors determined that the project contemplated by the Funding Deed was no longer commercially viable and terminated the Funding Deed. The Initial Funding was returned to ARENA. We do not currently have any projects in Australia.

●

Japan. In fiscal 2014, 2015 and 2016, we worked with MES under several contracts to enhance our PowerBuoy technology for Japanese sea conditions for both utility scale and autonomous applications. Under these contracts and leveraging prior work with MES, we analyzed methods to maximize buoy power capture, performed modeling and wave tank testing, evaluated novel mooring strategies and conducted design reviews. Currently, the utility scale effort with MES has been suspended and our current efforts with MES are focused on autonomous applications. We billed and were paid for all eligible costs incurred under the previous utility scale project with MES in fiscal 2015. Our revenue recorded in fiscal 2015 reflects the total amount paid on these MES contracts. See above under “—Current Customers” for a description of our current contract with MES.

●

Reedsport, Oregon Project. We obtained a permit in 2007 from the Federal Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Reedsport, Oregon. In addition, we received two cost-sharing contracts with the DOE for approximately $4.4 million to construct and deploy a single PowerBuoy off the coast of Reedsport. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we were taking the steps necessary to close out this project with the DOE. In May 2014, we filed an application to surrender the FERC permit for the remaining phases. In August 2014, in cooperation with the State of Oregon Department of State Lands, we removed anchoring and mooring equipment from the seabed off of the coast of Oregon and are taking steps to dispose of or repurpose equipment acquired for the project. In fiscal 2016, we dispositioned the PowerBuoy.

●

The EU WavePort Project. In 2010, we were awarded €2.2 million under the European Commission's Seventh Framework Programme (“FP7”) by the European Commission's Directorate (“EC”) responsible for new and renewable sources of energy, energy efficiency and innovation. This grant was part of a total award of €4.5 million to a consortium of companies, including us, to deliver a PowerBuoy wave energy device, referred to as the PB40 (a legacy utility scale buoy), under a project entitled WavePort. We commenced work under this grant in fiscal 2012, and this cost-sharing contract expired on July 31, 2014. Due to a variety of factors, in October 2014, we shipped the PB40 back to New Jersey in order to undertake to deploy it off of the coast of New Jersey using our own funding. The legacy utility scale buoy was deployed in July 2015 and retrieved in August 2015, due to failure of a component part. We do not intend to redeploy the PB40. Following a project audit, final payment under the WavePort Project was received and recognized as revenue in fiscal 2016.

●

PowerBuoy Development Projects. In April 2010, we received a $1.5 million award from the DOE for a feasibility study of a PowerBuoy with the ability to produce up to 500kW of power (referred to as the “PB500”). In fiscal 2011, we received additional awards totaling $4.7 million for the PB500 structure and PTO optimization study, $2.3 million from the U.K. Government’s Technology Strategy Board and $2.4 million from the DOE. In fiscal 2014, upon completion of the concept design and associated trade studies that included detailed mechanical analyses, manufacturability and overall projected performance, the study concluded that a PB500 would not be technically feasible or economically viable. Our development efforts since that time have focused on further optimization of our modular and optimized PTO technology. In March 2015, we successfully completed a stage gate review and a review of project deliverables with the DOE where advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability were reviewed. Following a stage gate review, the project was successfully completed in fiscal 2016.

Manufacturing

We engage in two types of manufacturing activities: 1) the manufacturing of the high value-added PTO components for systems control, power generation and conversion, and energy storage for each PowerBuoy; and 2) contracting with outside companies for the fabrication of the buoy structure, anchoring, mooring, and cabling.

Our core in-house manufacturing activity is the assembly, final systems integration and testing of the PTO and its components, which is conducted at our Pennington, New Jersey facility. The power generation system consists of electro-mechanical components, and the control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electricity. The sensors and control systems use sophisticated technology to optimize the performance of the PowerBuoy in response to changing operating conditions and payload power demand. We maintain a portfolio of patents, including those that cover our power generation, power conversion and control technologies.

We purchase the remaining components and materials for each PowerBuoy from various vendors. We provide specifications to each vendor, and they are responsible for performing quality analysis and quality control over the course of construction, subject to our review of the quality and test procedure results. After the vendor completes the testing of the buoy structure, it is transported to our facility for final integration of the PTO. After each vendor completes testing of the remaining components, they are transported ready-to-install to the project site. We do not believe that we are dependent on any single vendor for manufacturing the components of and materials for our PowerBuoy, and we believe that there are many available manufacturers for our component parts if a particular manufacturing partner should become unavailable or expensive. However, we have only manufactured our PowerBuoys in limited quantities for use in development and testing and have limited commercial manufacturing experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Moreover, we do not have long-term contracts with our third-party manufacturers or vendors. In order to be successful in our efforts to commercialize our PowerBuoys, we will need to secure stable relationships with a variety of manufacturers and vendors that can supply component parts and materials for our PowerBuoy products.

Marketing and Sales

We are enhancing our marketing capabilities and have begun marketing our autonomous PowerBuoys. We currently use a direct sales force consisting of employees and consultants. Because our autonomous PowerBuoys use technology which is not yet considered mature by our target markets, we expect that the customer decision process could require us to spend substantial time educating end-users and stakeholders, which may result in a lengthy sales cycle for our PowerBuoys.

We market our PowerBuoys to companies and entities requiring remote power applications; for example, oil and gas companies for potential applications such as remote sensing, trace heating, or autonomous underwater vehicle charging stations. We also see opportunities for security and defense applications using active sensors such as high frequency radar and acoustic systems with significant processing and communications requirements.

Additionally, we continue to seek to enter into strategic relationships to develop application solutions with commercial and military sensor and equipment manufacturers, where we might grant licenses to manufacture, market or operate PowerBuoys or PowerBuoy subsystems.

Backlog

As of April 30, 2016, our backlog was negligible. As of April 30, 2015, our prior negotiated backlog was $0.9 million. In 2016, a utility project with MES was suspended and is excluded from backlog because we do not expect work under that contract to continue as we shift focus to the new autonomous PowerBuoy project with MES. Subsequently, on May 31, 2016, we entered into a contract with MES totaling $975,587, a portion of which was performed in fiscal 2016 as agreed under a LOI signed in March 2016. Our backlog at April 30, 2016 and April 30, 2015 included cost-sharing contracts as described in the Financial Operations Overview section of Management’s Discussion and Analysis in this Annual Report. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract. Our backlog was fully funded at April 30, 2016.

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

For fiscal 2016, we generated revenues of $0.7 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $13.1 million, and for fiscal 2015, we generated revenues of $4.1 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $13.1 million. As of April 30, 2016, our accumulated deficit was $177.9 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys.

Competition

We expect to compete with other providers of in-ocean autonomous energy sources, including battery, solar and fossil-fuel providers, most of which are substantially larger than OPT and have access to greater financial resources. Incumbent sources of in-ocean energy also represent established and reliable sources of energy and already have gained customer acceptance. Our ability to compete and compete successfully for business from applications seeking in-ocean energy will depend on our ability to produce and store energy reliably in-ocean and at a total cost that is competitive with or lower than that of other providers. In addition, our ability to compete successfully will depend on the reliability of our product and our potential customers’ perceived impressions regarding our company. Our ability to compete effectively may be adversely affected by our current need for additional financing and our potential customers’ concerns about our long-term viability.

We also may compete against other renewable wave generated energy providers. As of April 2016, there were more than 250 companies, some with institutional funding, listed in the DOE’s Marine and Hydrokinetic (“MHK”) Technology Database. This DOE database provides up-to-date information on marine and hydrokinetic renewable energy technologies and companies, both in the U.S. and around the world. Many of these companies are located in the U.K., continental Europe, Japan, Israel, the U.S. and Australia, and many of those companies are pursuing the utility, grid-connected energy market. The MHK industry is both highly competitive and continually evolving as participants strive to differentiate themselves by promoting their specific technology focusing on cost and efficiency. The companies are subdivided by implementation: wave power, current power, tidal and ocean thermal energy conversion. Within wave power, the technologies are classified as point absorber, oscillating wave column, overtopping device, attenuator and oscillating wave surge converter. Our PowerBuoy wave energy converter is classified as a point absorber.

The vast majority of the companies in the DOE’s database are small, start-up type companies with a small number of employees and in early stage development who do not have our in-ocean validation experience. Only a few of these companies have conducted accelerated life testing and have also conducted extensive wave tank testing on reduced scale models of their devices. We believe our in-ocean experience is critical in proving the reliability, survivability and performance of any wave energy system, which we believe our potential customers will require before adopting any wave generated energy solution. We believe our experience gained through full scale in-ocean deployments, coupled with other types of testing, and our resulting understanding of risks and failure modes may provide us with an advantage compared to other wave energy potential competitors.

OPT's analysis of the DOE database indicates that approximately twenty wave energy technologies were selected for further evaluation primarily based on company financial capability, type of system and potential to compete in autonomous (non-grid connected) markets. Of these, there are three companies that we believe may have the technical capability and financial viability to compete in the autonomous market; however, their technologies are still in early stage development with limited ocean testing. We believe that none of these technologies are at the maturity level of our current PB3 PowerBuoy, and because of this we may have a first mover advantage as compared with these wave energy providers.

Intellectual Property

We believe that our technology differentiates us from other providers of wave technologies. As a result, our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, and continuing technological innovation and may rely on licensing opportunities to develop and maintain our proprietary position.

As of April 2016, we have been issued 62 U.S. patents, of which 48 are active and 14 have expired. We have filed for two additional U.S. patents. A total of 22 of the active U.S. patents have been issued foreign patent protection. An additional four active patents have been filed for foreign patent protection. Our patent portfolio includes patents and patent applications with claims directed to:

●	system design;

●	control systems;

●	power conversion;

●	anchoring and mooring; and

●	wave farm architecture.

The expiration dates for our issued U.S. patents range from 2018 to 2032. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with U.S. federal government funding are subject to certain government rights as described in "Risk Factors — Risks Related to Intellectual Property."

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy®, PBView®, Talk on Water®, CellBuoy® and PowerTower® marks and our Making Waves in Power® service mark in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

Regulation

Our PowerBuoys are subject to regulation in the U.S. and in foreign jurisdictions concerning, among other areas, site approval and environmental approval and compliance. In order to encourage the adoption of offshore power solutions, many governments offer subsidies and other financial incentives and have mandated renewable energy targets which some of our customers may be able to leverage. However, these subsidies, incentives and targets may not be applicable to our technology and therefore may not be available to our customers.

The renewable energy industry has also been subject to increasing regulation. As the renewable energy industry continues to evolve and as the wave energy industry continues to evolve, we anticipate that wave energy technology and our PowerBuoys and their deployment will be subject to increased oversight and regulation in accordance with international, national and local regulations relating to safety, sites, and environmental protection.

Site Approval, Environmental Approval and Compliance

We present additional information regarding the regulatory requirements relating to our in-ocean deployments above, under “Product and Technologies – Deployments.”

Subsidies and Incentives

Renewable energy subsidies and incentives are generally applicable only to electric generation and supply to the utility grid. However, our autonomous applications may permit a customer to reduce its carbon emissions, which our potential customers may be able to publicize in their environmental stewardship reports.

Employees

As of April 30, 2016, we had 29 full-time employees and one part-time employee. Of these employees, 28 are located in Pennington, New Jersey and one is located in the U.K. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

ITEM 1A.     RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended, and our registration statements filed under the Securities Act of 1933, as amended. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our Common Stock could decline and your investment could be lost.

Risks Related to Our Business

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $177.9 million at April 30, 2016. At April 30, 2016, we had approximately $6.7 million in cash on hand. We generated revenues of only $.7 million in fiscal 2016, and $4.1 million in fiscal 2015. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2016, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending January 31, 2017. We continue to experience operating losses and currently have only one primary revenue producing contract, which is an agreement with MES (the “MES Agreement”) to, among other things, lease and deploy our PB3 PowerBuoy off Kozushima Island, Japan and to provide certain engineering and other services. The total value of the lease and other services to be provided by us under the MES Agreement is $975,587. We currently expect the term of the lease to commence in March 2017, and the term of the MES Agreement to extend through August 2017. During the final three months of fiscal 2016, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $900,000 per month.

We have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $12 million in fiscal 2017 including product development spending of more than $5 million. However, we may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2017, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

We may not be able to raise sufficient capital to continue to operate our business.

Historically, we have funded our business operations through sales of equity securities. We do not know whether we will be able to secure additional equity funding or, if secured, whether the terms will be favorable to us or our investors. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance, pending litigation and investor sentiment. These factors may make additional funding unavailable, or the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities to raise capital, our existing stockholders would experience dilution or may be subordinated to any rights, preferences or privileges granted to the new equity holders. These factors raise substantial doubt about our ability to continue as a going concern.

We have filed a shelf registration statement on Form S-3 with the SEC registering the sale of up to $15,000,000 of debt, equity and other securities (the “Shelf Registration Statement”), which was declared effective on April 26, 2016. Under the Shelf Registration Statement and our previous shelf registration statement on Form S-3 effective February 15, 2013 (the “2013 Form S-3 Shelf”), we offered and sold $293,343 in value of our Common Stock in an “at the market” offering facility (“ATM Facility”) during the period from October 2015 through April 2016. We paid H.C. Wainwright & Co., our sales agent in the ATM Facility, a sales commission of approximately $4,400 related to those shares. We terminated the ATM Facility in June 2016 and will not offer additional securities under the ATM Facility.

Sales under our current Shelf Registration Statement or other sales of equity or convertible securities could be dilutive to our stockholders. We cannot assure you that we will be able to issue any such securities or, if issued, what the terms of those securities would be. In particular, any new securities issued could have rights senior to those associated with our Common Stock and could contain covenants that would restrict our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern.

We depend on a limited number of customers for substantially all of our revenues. The loss of, or a significant reduction in revenues from, any of these customers could significantly reduce our revenues and harm our operating results.

Historically, a small number of customers have provided substantially all of our revenues, and these revenues have been generated under development and cost reimbursement agreements rather than commercial contracts. The EU accounted for 58%, the DOE accounted for 28% and MES accounted for 14% of our revenues during fiscal 2016. In fiscal 2015, revenues from the EU accounted for 23%, revenues from the DOE accounted for 37% and revenues from MES accounted for 40% of our total revenues. Our existing contracts with the DOE were completed in fiscal 2016. In order to receive future funding from the DOE, we are required to enter into additional contracts with the DOE, which would require appropriation by the U.S. Congress. Additional funding for projects may not be approved or we may not be able to negotiate future agreements on acceptable terms, if at all.

Generally, we recognize revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed-price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Because we currently have a small number of customers and contracts, problems with a single contract would adversely affect our business, financial condition and results of operations.

We currently only have one revenue producing contract, which is our agreement with MES. Historically, we have relied on a small group of customers for substantially all of our revenue, and we expect that such concentration will continue for the foreseeable future. A customer’s payment default, or the loss of a customer as a result of competition, creditworthiness, our failure to perform, our inability to negotiate extensions or replacements of contracts, or otherwise, would adversely affect our business, financial condition and results of operations. We cannot assure you that we will be successful in our efforts to secure additional commercial customers, or additional revenue-generating contracts.

If sufficient demand for our PowerBuoys does not develop or takes longer to develop than we anticipate, our revenue generation will be limited, and it is unlikely that we will be able to achieve and, if achieved, then sustain profitability.

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoys may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys, but have not yet achieved successful commercialization of our PowerBuoys. As we seek to begin to manufacture, market, sell and deploy our PowerBuoys in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of our PowerBuoys, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoys.

If demand for our PowerBuoys fails to develop sufficiently, it is unlikely that we will be able to grow our business or generate sufficient revenues to achieve and then sustain profitability. In addition, demand for PowerBuoys in our presently targeted markets, including coastal North America, Europe, Australia and Japan, may not develop or may develop to a lesser extent than we anticipate.

If we are not successful in commercializing our PowerBuoy, or are significantly delayed in doing so, our business, financial condition and results of operations will be adversely affected.

If we are unable to obtain or maintain intellectual property rights relating to our technology and products, the commercial value of our technology and products may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the U.S. and corresponding patents and patent applications in several foreign jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. In addition, we do not know how successful we would be should we choose to assert our patents against suspected infringers and we do not know what the cost to do so would be. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

We are the subject of pending and threatened securities and other litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We may be the subject of future securities or other litigation, which could adversely affect our company, our business and our liquidity.

We and our former Chief Executive Officer, Charles Dunleavy, are defendants in the Securities Class Action discussed elsewhere in the Annual Report. On May 5, 2016, the parties entered into the Stipulation in which they agreed to a settlement of the Securities Class Action, subject to Court approval after notice to class members. The Stipulation provides, among other things, for a settlement payment by or on behalf of us of $3,000,000 in cash, of which we will pay $500,000 and our insurer will pay $2,500,000, and the issuance by the Company of 380,000 shares of its Common Stock to the class members. In connection with the proposed settlement, the parties have agreed to execute mutually agreeable releases. On June 7, 2016, the Court entered an Order Granting Preliminary Approval of Settlement. The Court has scheduled a hearing for November 14, 2016 to determine, among other things, whether to grant final approval of the proposed settlement. The amounts agreed in the Stipulation agreement, including the amount to be contributed by our insurance carrier, have been reflected in our financial statements as of April 30, 2016. The Stipulation is subject to approval by the Court following notice to all class members. We cannot assure you that the Court will approve the Stipulation or that this pending litigation will be settled on such terms or at all.

We are the subject of certain other pending and threatened litigation, some of which arises, in part, from the securities offering that we conducted in April 2014 and other activities. This litigation is costly and time consuming to defend and may distract our management from the daily operations of our business. We may be the subject of additional future securities litigation, which could adversely affect our company, our business and our liquidity. Although we maintain directors’ and officers’ insurance coverage, we cannot assure you that this insurance coverage will be sufficient to cover the substantial fees of lawyers and other professionals advisors relating to these pending lawsuits or any future litigation, our obligations to indemnify our officers and directors who may become parties to such pending and future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with these lawsuits. In addition, these actions have caused our insurance premiums and retention amounts to increase, and we may be subject to additional increases in the future or be subjected to other changes in our insurance coverages. Further, given the volatility of the market price of our Common Stock, we may be subject to further class action securities and other litigation. Accordingly, we have incurred and may continue to incur substantial legal expenses, judgments and/or settlements relating to pending, threatened and future litigation and our management’s time and attention may be diverted from the operation of our business, which could materially and adversely affect the Company.

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

We have received two subpoenas from the SEC arising out of public disclosures related to a now-terminated agreement between VWP and ARENA, and related to our April 4, 2014 public offering. We have provided information to the SEC in response to that subpoena, and we continue to respond and cooperate with the SEC in this investigation. We have incurred and expect to continue to incur significant professional fees and other costs related to the SEC investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. In addition, our Board of Directors, management and employees may expend a substantial amount of time on the SEC investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.

If we are unable to attract and retain management and other qualified personnel, we may not be able to achieve our business objectives.

Our success depends on the skills, experience and efforts of our senior management and other key product development, manufacturing, and sales and marketing employees. We have limited financial resources and cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees. Implementation of our business plans will be highly dependent upon our ability to hire and retain senior executives as well as talented staff in various fields of expertise.

In January 2015, we hired a new President and Chief Executive Officer. Following the resignation of a Director in March 2016, we added two new Directors in May 2016 for a total of six Directors. As of July 2016, only three of our six Directors have served on our Board of Directors for 18 months or longer.

Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and due to cultural differences that may result from changes in strategy and style. Without consistent and experienced leadership, customers, employees, creditors, stockholders and others may lose confidence in us.

To be successful, we need to retain key personnel. Qualified individuals, including engineers and project managers, are in high demand, and we may incur significant costs to attract and retain them. With the exception of our President and Chief Executive Officer, all of our officers and other employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we lose the services of key personnel, or do not hire or retain other personnel for key positions, our business, results of operations and stock price could be adversely affected.

If we are unable to effectively manage our growth, this could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe may be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support future growth. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in the amendment to, or termination of, customer contracts or relationships. To realize our desired growth, we may need to add sales, marketing and engineering offices in our existing and/or additional locations, which may include Australia, Japan, and continental Europe, and which may result in additional organizational complexity.

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

We have only manufactured a limited number of PowerBuoys to date over a 15 year period and to date we have not produced PowerBuoys in any significant quantity or for commercial production. Our PowerBuoys have been used for testing and development and may not have a sufficient operating history to confirm how they will perform over their estimated useful life.

We began developing and testing wave energy technology over 15 years ago. However, to date, we have only manufactured a limited number of PowerBuoys for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy was from December 2009 to January 2012 and was an earlier iteration of our PowerBuoy. As a result, our PowerBuoys may not have a sufficient operating history to confirm how they will perform over their estimated useful life. Our technology may not yet have demonstrated that our engineering and test results can be duplicated in volume or in commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy. If our PowerBuoy ultimately proves ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoys perform below expectations, we could lose customers and face substantial repair and replacement expenses which could in turn adversely affect our business, financial condition and results of operations.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $13.1 million in fiscal 2016 and $13.1 million in fiscal 2015. As of April 30, 2016, we had an accumulated deficit of $177.9 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

We do not know whether we will be able to successfully commercialize our PowerBuoys, or whether we can achieve profitability. There is significant uncertainty about our ability to successfully commercialize our PowerBuoys in our targeted markets. Even if we do achieve commercialization of our PowerBuoy and become profitable, we may not be able to achieve or, if achieved, sustain profitability on a quarterly or annual basis.

We face numerous accident and safety risks and hazards, including extreme environmental hazards, which are inherent in offshore operations.

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our PowerBuoys. These hazards and risks could result in personal injuries, loss of life, liberation of a PowerBuoy from its moorings due to extreme environmental conditions and damage caused by its drifting, and other damages, which may include damage to our properties, including our PowerBuoy, and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure that we will be able to maintain adequate insurance in the future at reasonable rates.

We anticipate that our contracts with our customers will generally include cancellation for convenience clauses that permit our customers to terminate the contract for their convenience; if a customer were to terminate its contract with us for convenience, this could materially adversely affect our business.

We anticipate that our contracts with our customers will be structured as capital equipment contracts or capital equipment leases, and could include a cancellation for convenience clause, which we believe is relatively standard in these types of contracts. Cancellation for convenience clauses allow the customer to cancel the contract or lease at their option without cause prior to defined points in time, generally subject to a reasonable notice period. Our agreement with MES includes a cancellation for convenience clause. If MES or any of our future customers were to cancel their contracts with us for convenience, such cancellation could adversely affect our business.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into application development agreements and strategic alliances with companies committed to providing products and services which require in-ocean energy sources. Generally, these types of relationships obligate us to provide certain services or perform certain tasks in connection with the relationship with the alliance partner, and we are generally responsible for paying the costs we incur relating to such services or tasks. These relationships generally are not expected to provide us with any revenues or sources of financing. We currently have strategic arrangements with WCS, Gardline and National Buoy Data Center. If we are unable to reach agreements with suitable alliance partners, we may fail to meet our business objectives for the commercialization of our PowerBuoys. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our PowerBuoys to these companies and their affiliates and customers in the future, or growth opportunities may not materialize, any of which could adversely affect our business, financial condition and results of operations.

We are and may become the target of additional securities litigation, which is costly and time-consuming to defend.

In the past, companies that experience significant volatility in the market price of their publicly-traded securities have become subject to class action securities litigation.  Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if these lawsuits, or any future lawsuits, are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 13 “Commitments and Contingencies – Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2016.

Our future success in our selected markets depends in part on our ability to achieve cost savings over existing and incumbent solutions. If we are unable to achieve cost savings relating to our PowerBuoy, the commercial prospects for our PowerBuoy may be adversely affected.

Our goal is to commercialize our PowerBuoy. Our success in meeting this objective depends, in part, on our ability to provide energy to our prospective customers at a cost savings over existing and incumbent power solutions already being utilized by our customers and potential customers. We have experienced problems and delays in the development and deployment of our PowerBuoy in the past, and could experience similar delays or other difficulties in the future. If we are unable to demonstrate to our prospective customers that our PowerBuoy is cost competitive with existing alternative power sources, or if it takes us longer to do so than we anticipate, we may be unable to continue our business, achieve commercialization of our PowerBuoy, achieve a competitive position, satisfy our contractual obligations, or become profitable. In addition, if the costs associated with these development efforts exceed our projections, our results of operations will be materially and adversely affected.

Problems with the quality or performance of our PowerBuoys would adversely affect our business, financial condition and results of operations.

Our agreements with customers will generally include guarantees with respect to the quality and performance of our PowerBuoys. Because of the limited operating history of our PowerBuoys, we have been required to make analytical assumptions regarding the durability, reliability and performance of the systems, and we may not be able to predict whether and to what extent we may be required to perform under the guarantees that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our PowerBuoys, causing us to incur substantial expense to repair or replace defective systems in the future. We will bear the risk of claims long after we have sold our PowerBuoys and recognized revenue. Moreover, any widespread product failures could adversely affect our business, financial condition and results of operations.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if our internal controls are not effective, our business and financial results may suffer.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. In fiscal 2016, our controller voluntarily resigned from our company to accept another position of employment, and we have not replaced her with a full-time employee, but rather have delegated most of her duties to other personnel, including outsourcing a portion of these responsibilities. If we cannot provide reasonable assurance with respect to the integrity of our financial reports and effectively prevent fraud, our business and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could also be a material adverse effect on our stock price.

Any joint venture or other collaborative projects that we enter into, or any failure to identify appropriate joint venture candidates, could adversely affect our business, financial condition and results of operations.

It is part of our strategy to co-invest in some of our wave power projects with third parties through joint ventures by acquiring non-controlling interests in special purpose entities, or to engage with third parties in other similar collaborative projects. We may not be able to identify appropriate strategic partners, or successfully negotiate, finance or operate any joint ventures or other collaborative projects. Even if an appropriate strategic partner has been identified and engaged, such relationships with third parties could subject us to a number of risks, including risks associated with sharing proprietary information, loss of sole decision-making authority and control of operations and that are material to our business, and the possibility that a strategic partner might become bankrupt or fail to fund their share of required capital contributions. Strategic alliances may be expensive to implement and there is the associated risk that a strategic partner may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions that are contrary to our policies or objectives. Moreover, disputes between us and a strategic partner may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, both a strategic alliance itself and the failure to identify appropriate potential opportunities could materially and adversely affect our business, financial condition and results of operations.

We have not yet deployed a wave power array of two or more PowerBuoys in a single geographic location. If we are unable to successfully deploy a multiple-system wave power array, our capability to generate revenues may be limited, and we may be unable to achieve and then maintain profitability.

We have not yet deployed a wave power array of two or more PowerBuoys. Whether we are able to do so is contingent upon, among other things, our ability to manufacture and produce multiple PowerBuoys in a short period of time, receipt of required governmental permits, obtaining adequate financing, successful array design and implementation and, finally, successful deployment and connection of the PowerBuoys.

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

The development and deployment of an array of PowerBuoys could require us to incur significant expenses for preliminary engineering, permitting and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed. We may be unsuccessful in accomplishing any of these tasks or doing so on a timely basis.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

We have been and expect to continue to be highly dependent on third parties to supply or manufacture components of our PowerBuoys. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired.

We do not have long-term contracts with our third-party manufacturers or vendors. If we do not develop ongoing relationships with vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all.

In addition, we rely on third parties, under our oversight, for the deployment and mooring of our PowerBuoys. We have utilized several different deployment methods, including towing the PowerBuoy to the deployment location and transporting the PowerBuoy to the deployment location by barge or ocean workboat. If these third parties do not properly deploy our systems, cannot effectively deploy the PowerBuoy on a large, commercial scale, or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

We have limited manufacturing experience. If we are unable to increase our manufacturing capacity in a cost-effective manner, our business will be materially harmed.

We plan to manufacture key components of our PowerBuoys, including the PTO advanced control and generation systems, while outsourcing the manufacturing for other components of our PowerBuoys, including the structure itself. However, we have only manufactured our PowerBuoys in limited quantities for use in development and testing and have limited commercial manufacturing experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner, and to manage multiple vendors with several orders on specific deadlines. In order to meet our growth objectives, we will need to increase our engineering, contract management, and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel, and we have limited funding available to retain such additional staff. Therefore, we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

We may be unable to develop efficient, low-cost manufacturing capabilities and processes that enable us to meet the quality, price, engineering, design and production standards or production volumes necessary to successfully commercialize our PowerBuoys. If we cannot do so, we may be unable to expand our business, satisfy our contractual obligations or become profitable. Even if we are successful in developing our manufacturing capabilities and processes, we may not be able to do so in time to meet our commercialization schedule or satisfy the requirements of our customers.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venture’s financial condition and disputes between us and our co-ventures.

It is part of our strategy we may co-invest with third parties through joint ventures or by acquiring non-controlling interests in special purpose entities. In these situations, we will not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures involve risks that would not be present were a third party not involved, including the possibility that our co-ventures might become bankrupt or fail to fund their share of required capital contributions. Our co-ventures may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions that are contrary to our policies or objectives. Disputes between us and our co-ventures may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-ventures might result in additional risk.

If we infringe or are alleged to have infringed upon intellectual property rights of third parties, our business, financial condition and results of operations could be adversely affected.

Our products may infringe, or be claimed to infringe, upon patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. From time to time, we receive correspondence from third parties offering to license patents to us. Correspondence of this nature might be used to establish that we received notice of certain patents in the event of subsequent patent infringement litigation. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product or component that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees, royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition and results of operations.

In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, if we were to license our intellectual property to others, we may be required to indemnify our licensee if the licensed intellectual property is found to be infringing on a third party’s rights. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

Our targeted markets are highly competitive. We compete against incumbent solutions already being utilized by our customers and potential customers. If we are unable to compete effectively, we may be unable to increase our revenues and achieve or maintain profitability.

In our targeted markets, which are highly competitive, we compete against incumbent power solutions already being utilized by our customers and potential customers. If we are unable to demonstrate to our customers and our potential customers that our PowerBuoy is cost competitive to their existing alternative power solutions, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations, continue to commercialize our PowerBuoy, or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations could be materially and adversely affected.

In addition, competition may arise from other companies manufacturing similar products, developing different products that produce energy more efficiently than our products, or making improvements to traditional energy-producing methods or technologies, any of which could make our products less attractive or render them obsolete. If we are not successful in manufacturing systems that generate competitively priced power, we may not be able to respond effectively to competitive pressures from other renewable energy technologies or improvements to existing technologies.

If we are unable to respond effectively to such competitive forces, our business, financial condition and results of operations could be adversely affected. Our targeted markets are subject to their own inherent risks, and if those risks should materialize then our business, financial condition and results of operations could be adversely affected.

Our product development costs are substantial and may increase in the future.

Our product development costs primarily relate to our efforts to increase the output, durability and commercial viability of our PowerBuoy. Our product development costs were $7.0 million in fiscal 2016 and $4.1 million in fiscal 2015. It is our goal to fund the majority of our product development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding, but we do not currently have any such committed sources of funding, and we may not be able to secure any such funding in the future. If we are unable to obtain external funding, our operations may be materially and adversely affected, and we may be required to curtail our product development expenses, among other consequences.

We may be subject to additional litigation and other regulatory proceedings that may negatively impact our results of operations.

From time to time, we may be subject to additional litigation and/or regulatory actions relating to our business.  The initiation or defense of litigation or regulatory actions would require us to make certain expenditures and divert the attention of our management away from operating our business. In addition, an unfavorable decision or outcome could result in further, potentially significant, expenditures.

Our PowerBuoys have been subject to periodic in-ocean testing and are reliant in part on the results of computer modeling and simulation.

Our PowerBuoy systems have been subject to periodic ocean testing since 1997. However, not all PowerBuoys have been subject to extensive ocean testing and may rely on computer modeling and simulation that attempt to predict performance under various ocean wave conditions and other parameters in a deployment environment. Use of accelerated life testing, as well as computer simulation models, has inherent risks and performance could be substantially different than predicted. We have conducted limited operational testing, accelerated life testing and periodic in-ocean testing, and we may later discover one or more significant defects requiring redesign and retrofit into existing systems, which may have a material adverse impact on our operations and revenues.

We market and plan to market our products in multiple international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and plan to market our products in multiple global regions, including Europe, Australia, North America and parts of Asia, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the U.S. accounted for 72% of our revenues in fiscal 2016 and 63% of our revenues in fiscal 2015. Risks inherent in international operations include, but are not limited to, the following:

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

●

fluctuations in exchange rates may affect demand for our PowerBuoys and may adversely affect our profitability in U.S. dollars to the extent the price of our PowerBuoys and cost of raw materials and labor are denominated in a foreign currency;

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

●	reductions in the availability or level of subsidies and incentives for renewable energy sources;

●	decisions made by parties with whom we have commercial relationships not to proceed with anticipated projects;

●	increases in the length of our sales cycle; and

●	inherent uncertainties in our manufacturing processes.

If we become ineligible for or are otherwise unable to replace our contract with U.S. or foreign governments, our business, financial condition and results of operations could be adversely affected.

Historically we have derived a significant portion of our revenue from U.S. federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2016 and fiscal 2015, we derived 28% and 37%, respectively, of our total revenue from contracts with the U.S. federal government and 72% and 63%, respectively, from contracts with foreign entities. We may not be successful in securing any additional contracts with the U.S. federal government in the future. Any such contracts are dependent on, among other things, appropriate funding by the U.S. Congress. If we are unable to replace these contracts, our business, financial condition and our results of operations could be adversely affected.

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

Our reporting currency is the U.S. dollar, and we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. A large percentage of our revenues may be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenues and cost of revenues, and could result in exchange losses. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or sale transaction using a different currency from our reporting currency. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

If we are unable to successfully negotiate and enter into service contracts with our customers on terms that are acceptable to us, our ability to diversify our revenue stream will be impaired.

An important element of our business strategy is to enter into service contracts with our customers under which we would be paid fees for services related to the maintenance and operation of the PowerBuoys purchased from us. In addition, we may offer to lease PowerBuoys, sell power generated by PowerBuoys or sell data gathered by sensors on our PowerBuoys. Even if customers purchase or lease our PowerBuoys, they may not enter into service contracts with us. We may not be able to negotiate service, power sale or other contracts that provide us with any additional profit opportunities. Even if we successfully negotiate and enter into such service contracts, our customers may terminate them prematurely or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, if we were unable to perform adequately under such service contracts our efforts to successfully market the PowerBuoys could be impaired. Any one of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Since our PowerBuoys can only be deployed in certain geographic locations, our ability to grow our business could be adversely affected.

Not all coastal areas worldwide have appropriate natural resources for our PowerBuoys to harness wave energy. Seasonal and local variations, water depth and the effect of particular locations of islands and other geographical features may limit our ability to deploy our PowerBuoys in certain coastal areas. If we are unable to identify and deploy PowerBuoys at sufficient sites with appropriate natural resources to permit our PowerBuoys to capture wave energy, our ability to grow our business could be adversely affected.

Our contracts with governmental entities could negatively affect our intellectual property rights, and our ability to commercialize our products could be impaired.

Our agreements with government agencies in large part fund the research and development of our PowerBuoy. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, technical data and software, generally including, at a minimum, a non-exclusive license authorizing the government to use the invention, technical data or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise "march-in" rights. March-in rights refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. U.S. government-funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications; our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions and march-in rights.

The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. Our government-sponsored research contracts are subject to audit and require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. Moreover, if we fail to provide these reports or to provide accurate or complete reports, the government may obtain rights to any intellectual property arising from the related research. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts. Foreign governments with which we contract to provide funding for our research and development may seek similar rights.

If we are unable to obtain all necessary regulatory permits and approvals, we will not be able to implement our planned projects or business plan.

Offshore deployment of our PowerBuoy is heavily regulated. Each of our deployments is subject to multiple permitting and approval requirements. We are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of in-ocean power generation and the associated environmental impact of PowerBuoy deployment, we expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our deployments could result in increased costs, or in the denial of necessary permits and approvals.

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

Risk Relating to the Referendum on the U.K.’s Membership in the European Union

The announcement of the U.K.’s advisory referendum vote to exit from the European Union (“BREXIT”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. The referendum is non-binding; however, if passed into law, negotiations would then commence to determine the terms of the U.K’s future relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of BREXIT will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. In addition, the announcement of BREXIT has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. dollar against foreign currencies. The announcement of BREXIT also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for our products and services. Any of these effects of BREXIT, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Business activities conducted by our third-party contractors and us involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our manufacturing operations, particularly some of the activities undertaken by our third-party suppliers and manufacturers, involve the controlled use of hazardous materials. Accordingly, our third-party contractors and we are subject to foreign, federal, state and local laws governing the protection of the environment and human health and safety, including those relating to the use, handling and disposal of these materials. We cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident or failure to comply with environmental or health and safety laws and regulations, we could be held liable for resulting damages, including damages to natural resources, fines and penalties, and any such liability could adversely affect our business, financial condition and results of operations.

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

Wave energy technology may not gain broad commercial acceptance and, therefore, our revenues may not increase and we may be unable to achieve and, even if achieved, sustain profitability.

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

If wave energy technology does not gain broad commercial acceptance, it is unlikely that we will be able to commercialize our PowerBuoy and our business will be materially harmed, in which case, we may curtail or cease operations.

Risks Related to Our Common Stock

If we issue additional shares of our equity securities in the future, our stockholders may experience substantial dilution in the value of their investment or their ownership interest.

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

As discussed below, we have entered into a Stipulation to settle certain pending securities class action litigation under which, if approved by the court following notice to class members, we are obligated to issue an additional 380,000 shares of our Common Stock to class members as partial consideration for the settlement. The issuance of such shares pursuant to the Settlement would be dilutive to our existing stockholders. In addition, we have a significant number of stock options and warrants outstanding. To the extent that outstanding stock options or warrants have been or may be exercised or other shares issued, current stockholders and future investors who have purchased our Common Stock will experience further dilution. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we issue new securities, or raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders or result in downward pressure on the price of our Common Stock.

We may issue or sell shares of our Common Stock or securities convertible or exchangeable for our Common Stock in the future and this may depress our stock price.

Our certificate of incorporation currently authorizes us to issue up to 50,000,000 shares of Common Stock, and to issue and designate the rights of without stockholder approval, up to 5,000,000 shares of preferred stock. Future sales of our Common Stock, or securities convertible into or exchangeable for our Common Stock, may depress the market price of our Common Stock.

Also, we have entered into a Stipulation to settle certain securities class action litigation captioned In re Ocean Power Technologies, Inc. Securities Litigation, Case No. 14-3799 (FLW) (LHG) (District of New Jersey) (the “Securities Class Action”), which is pending in the United States District Court for the District of New Jersey. If approved by the Court, the Stipulation will resolve the claims asserted in the Securities Class Action against us, the underwriter of our April 4, 2014 public offering, and one of our former officers and directors, by a class consisting of investors in the Company from January 14, 2014 through July 29, 2014, and investors who purchased our securities pursuant to and/or traceable to our April 4, 2014 offering of shares of our Common Stock. The Stipulation provides, among other things, for the issuance by the Company of an additional 380,000 shares of our Common Stock (the “Settlement Shares”) to the class members. On June 7, 2016, the Court entered an order granting preliminary approval of the settlement. The terms of the Stipulation, including the settlement payment and the issuance of the Settlement Shares, are subject to approval by the Court following notice to all class members. We cannot assure you that the Court will approve the Stipulation or that this pending litigation will be settled on such terms or at all.

Historically, our stock price has been volatile and this is likely to continue; purchasers of our Common Stock could incur substantial losses as a result.

Historically, the market price of our Common Stock has fluctuated significantly, and we expect that this will continue. Purchasers of our Common Stock could incur substantial losses relating to their investment in our stock as a result. For the fiscal year ended April 30, 2016, the 52-week high and low prices for our Common Stock were $8.50 and $0.95, respectively. Also, the stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our Common Stock, which could cause purchasers of our Common Stock to incur substantial losses. The market price for our Common Stock may be influenced by many factors, including:

●	developments in our business or with respect to our projects;

●	the success of competitive products or technologies;

●	regulatory developments in the United States and foreign countries;

●	developments or disputes concerning patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the conventional and renewable energy industries and issuance of new or changed securities analysts' reports or recommendations;

●	the failure of securities analysts to cover our Common Stock or changes in financial estimates by analysts;

●	the inability to meet the financial estimates of analysts who follow our Common Stock;

●	investor perception of our company and of our targeted markets; and

●	general economic, political and market conditions.

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

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent the approval of our Board of Directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Our corporate headquarters are located in Pennington, New Jersey, where we occupy approximately 22,000 square feet under a lease expiring on December 31, 2017. We use these facilities for administration, research and development, as well as assembly and testing of the generators and control models for our PowerBuoy systems.

ITEM 3.     LEGAL PROCEEDINGS

Shareholder Litigation and Demands:

 We and our former Chief Executive Officer, Charles Dunleavy, are defendants in consolidated securities class action lawsuits pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG). The consolidated actions are Roby v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-03799-FLW-LHG (filed June 13, 2014); Chew, et al. v. Ocean Power Technologies, Inc. et. al., Case No 3:14-cv-03815 (filed June 13, 2014); Konstantinidis v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04015 (filed June 23, 2014); and Turner v. Ocean Power Technologies, Inc., et al., Case No. 3:14-cv-04592 (filed July 22, 2014). On March 17, 2015, the court entered an order appointing Five More Special Situation Fund Ltd. as the lead plaintiff.

On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to our technology and a now terminated agreement between VWP and ARENA for the VWP Project. The third amended class action complaint seeks unspecified monetary damages and other relief. On November 5, 2015, defendants filed a motion to dismiss the third amended class action complaint. The lead plaintiff filed a brief in opposition to the motion on December 7, 2015, and defendants filed a reply in support of the motion on December 21, 2015. The Court has not yet ruled on the motion. On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3,000,000 in cash, of which the Company will pay $500,000 and the Company’s insurer will pay $2,500,000, and the issuance by the Company of 380,000 shares (valued at $596,000 on the date the Stipulation was signed by the parties) of its Common Stock to the class members. In connection with the settlement, the parties have agreed to execute mutually agreeable releases. On June 7, 2016, the Court entered an Order Granting Preliminary Approval of Settlement. The Stipulation is subject to, among other requirements, final approval by the Court following notice to all class members. The Court has scheduled a hearing for November 14, 2016 to determine, among other things, whether to grant final approval of the settlement. The amounts agreed in the Stipulation agreement, including the amount to be contributed by our insurance carrier, have been reflected in the financial statements as of April 30, 2016.

On July 10, 2014, we received a demand letter ("Demand Letter") from an attorney claiming to represent a shareholder demanding that the Company's Board of Directors establish an independent committee to investigate and remedy alleged breaches of fiduciary duties by the Board of Directors and management relating to the VWP Project. We invited the attorney to participate in the Section 220 Demand process discussed below. On February 6, 2015, we produced documents to the attorney pursuant to a confidentiality agreement in connection with the Section 220 Demand process.

We also received a letter, dated August 19, 2014, (the "Section 220 Demand") from another attorney claiming to represent a shareholder demanding, pursuant to 8 Del. C. §220, to inspect certain books and records of the Company relating to the VWP Project and the termination of Charles Dunleavy as the Company's Chief Executive Officer. We have received two additional Section 220 Demands relating to the same subject matter from attorneys claiming to represent two different shareholders. We have responded in writing to the three Section 220 Demands and on February 6, 2015 produced documents to each of the attorneys pursuant to confidentiality agreements.

We and certain of our current and former directors and officers are defendants in a derivative lawsuit filed on March 18, 2015 in the United States District Court for the District of New Jersey captioned Labare v. Dunleavy, et al., Case No. 3:15-cv-01980-FLW-LHG. The derivative complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment relating to the now terminated agreement between VWP and ARENA referred to above. The derivative complaint seeks unspecified monetary damages and other relief. On May 18, 2015, the plaintiff and all the defendants agreed to stay the derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court).

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief. On September 2, 2015, the plaintiff and all the defendants agreed to stay the Rywolt derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court). In addition, on September 2, 2015, the plaintiffs in the Labare and Rywolt derivative lawsuits filed an unopposed motion to consolidate the two actions. On February 8, 2016, the Court entered an order (i) consolidating the Labare and Rywolt actions; (ii) appointing Labare and Rywolt as co-lead plaintiffs; (iii) appointing The Rosen Law Firm P.C. as lead counsel; and (iv) directing the co-lead plaintiffs to file a consolidated amended complaint within 30 days of the order. The co-lead plaintiffs filed a consolidated complaint on March 9, 2016. Defendants have not responded to the consolidated complaint because of the pending stay.

On April 21, 2016, a third derivative lawsuit, captioned LaCalamito v. Dunleavy, et al., Case No. 3:16-cv-02249, was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty relating to the now terminated agreement between VWP and ARENA. The LaCalamito complaint seeks unspecified monetary damages and other relief. We have not been formally served and have not yet responded to the complaint.

On June 9, 2016, a fourth derivative lawsuit, captioned Pucillo v. Dunleavy, et al., was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, unjust enrichment, and abuse of control relating to the now terminated agreement between VWP and ARENA. The Pucillo complaint seeks unspecified monetary damages and other relief. The Company has not been formally served and has not yet responded to the complaint.

We and certain of our current and former directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of our Certificate of Incorporation and Bylaws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the current provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint seeks declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. Defendants have not yet responded to the Complaint. By Unanimous Written Consent dated June 17, 2016, the Company’s Board of Directors amended the Company’s By-laws to delete the “only for cause” requirement, thereby allowing for removal of directors with or without cause by the Company’s stockholders.  In addition, the Board proposed, subject to approval by the Company’s stockholders at the next annual general meeting of stockholders, a similar amendment to the director removal provision in the Company’s Certificate of Incorporation.  On June 22, 2016, the parties to this lawsuit submitted a Stipulation and Proposed Order Staying Proceedings that (1) stays the case pending the stockholder vote on the proposed amendment to the Company’s Certificate of Incorporation; (2) provides for dismissal of the action with prejudice if the stockholders approve the amendment, subject to plaintiff’s right to make a fee application to the court and defendants’ right to oppose any such application; and (3) provides for the stay to be lifted and the action to resume, without waiver of any parties’ rights, if the stockholders do not approve the amendment.  The court approved the stipulation on June 30, 2016.

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

Except for the Stipulation agreement noted previously, we have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings, and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

Regulatory Matters:

SEC Subpoena

On February 4, 2015, we received a subpoena from the SEC requesting information related to the VWP Project. We have provided information to the SEC in response to that subpoena. As part of the same investigation, on July 12, 2016, the SEC issued a second subpoena requesting information related to the Company’s April 4, 2014 public offering and we are working to respond to that subpoena. The SEC investigation is ongoing and we continue to cooperate with the SEC in its investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

Spain IVA (sales tax)

In June 2012, we received notice that the Spanish tax authorities are inquiring into our 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. We believe that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. We have issued two letters of credit in the amount of €218,059 ($249,543) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014, March 2015 and September 2015, we received partial refunds of the amount under dispute and continue to expect that this matter will be resolved in our favor.

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. We have not established any provision for losses related to this matter.

Item 4.       MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock is listed on the NASDAQ Capital Market, under the symbol "OPTT." As of June 30, 2016, there were 213 holders of record for shares of our common stock. Since a portion of our common stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders.

The following table sets forth the high and the low sale prices of our common stock as quoted by the NASDAQ Stock Market for the period indicated.

	NASDAQ Stock Market
	High	Low
Fiscal Year Ended April 30, 2016(1)
First quarter ended July 31, 2015	$8.50	$4.90
Second quarter ended October 31, 2015	5.61	2.31
Third quarter ended January 31, 2016	3.68	0.95
Fourth quarter ended April 30, 2016	2.86	1.25

Fiscal Year Ended April 30, 2015 (1)
First quarter ended July 31, 2014	$30.50	$10.30
Second quarter ended October 31, 2014	15.40	9.10
Third quarter ended January 31, 2015	13.10	3.90
Fourth quarter ended April 30, 2015	7.00	3.90

(1)Share price has been adjusted retroactively to reflect a one-for-10 reverse stock split effective October 27, 2015.

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

Transfer Agent Information

Our transfer agent is Computershare Trust Company, N.A. Computershare is located at 250 Royall Street, Canton, MA 02021-1011. Its contact information is: United States and Canada: (800) 662 – 7232, International (781) 575 – 4238 and its website is located at www.computershare.com.

Purchases Of Equity Securities By The Issuer

The following table details our share repurchases during fiscal 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

Month beginning February 1 and ending Feb. 29, 2016	1,189		$1.54	—	—
Month beginning March 1 and ending March 31, 2016		$		—	—
Month beginning April 1 and ending April 30, 2016		$		—	—

Equity Compensation Plan Information

Information with respect to this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC for the Company’s 2016 Annual Meeting of Stockholders (the "Proxy Statement") under the headings “Security Ownership Beneficial Owners and Management – Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Unregistered Sales Of Equity Securities And Use Of Proceeds

There have been no unregistered sales of equity securities or purchases of equity securities that are required to be disclosed.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2016 are to the fiscal year ended April 30, 2016.

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

We plan to market our autonomous PowerBuoy, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our autonomous PowerBuoy, including oil and gas, ocean observing, security and defense and as well as other markets, which we refer to collectively as autonomous application markets.

We were incorporated in New Jersey in 1984, began business operations in 1994, and were re-incorporated in Delaware in 2007. We currently have five wholly-owned subsidiaries: Ocean Power Technologies Ltd., organized under the laws of the United Kingdom, Reedsport OPT Wave Park LLC, organized under the laws of Oregon, and Oregon Wave Energy Partners I, LLC, organized under the laws of Delaware, Ocean Power Technologies (Australasia) Pty Ltd (“OPTA”), organized under the laws of Australia. OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia. We acquired the remaining 12% of OPTA which we did not previously own in September 2015.

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995, including projects with the DOE, the U.S. Navy, the Department of Homeland Security and MES. Please see Item 1 of this Annual Report– "Business – Customers” and “Historic Projects” for more information.

Through these historic projects, we also continued development of our PowerBuoy technology as well as our next generation PowerBuoy technology. We are continuing to focus on developing and commercializing our PowerBuoy products and services for use in autonomous power applications.

During fiscal 2016, we continued work under our contract with the DOE and continued to seek to implement the strategic pivot in our business plan initiated in fiscal 2015, focusing on the autonomous applications markets. Our contract with the DOE was for development efforts that focused on further optimization of our modular PTO technology. In March 2015, we successfully completed a stage gate review during which the DOE reviewed advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability and completed the final stage of the contract during fiscal 2016. We also deployed the PB40 PowerBuoy off the coast of New Jersey in late July 2015 and subsequently retrieved it approximately three weeks later. We were permitted to operate the PB40 at this location for a period of up to one year, but retrieved the PB40 sooner than expected to repair a component part. Although the PB40 produced power throughout its deployment period, it began reporting unexpected performance data. This performance data indicated likely failures of components associated with the float braking system which would be activated during severe storm periods in order to prevent damage to the float. As a result, we retrieved the PB40 to avoid potential physical damage to the buoy structure in the event of a severe storm. During the limited deployment period, we were able to obtain performance data, which we will use to further understand the PB40’s system performance and power generation in varying wave states. In addition, we were also able to use the deployment and retrieval of the PB40, 30 miles off of the coast of New Jersey, to validate our logistical processes associated with permitting, staging, towing and installation of the PB40 at its moored location. Because the PB40 is a legacy utility prototype device, we do not consider it to be a critical part of our current business plan focusing on the autonomous applications market. Based on our review to date, we currently believe that the failed components are unique to the PB40, and therefore, we do not believe that these component failures will materially impact the functionality of any of our other autonomous PowerBuoys. Costs associated with the retrieval of the PB40 buoy were reflected in our product development expenses. The PB40 was subsequently dismantled and disposed of. Costs related to the retrieval of anchors and mooring line will be expensed as incurred. We retained sections of the PB40 and plan to investigate, analyze and asses the component failures of the PB40.

We also deployed our PB3-A1 PowerBuoy off the coast of New Jersey in August 2015. The PB3-A1 contains an improved PTO system compared to the APB350 that was deployed in 2011 in connection with the U.S. Navy's LEAP Program and then redeployed in 2013 in conjunction with the U.S. Department of Homeland Security. The PB3-A1 features an advanced PTO design with a focus on reliability, manufacturability, and cost and efficiency improvement. In its final configuration, the PB3 uses a modular ESS to provide continuous power to the payload even when the PowerBuoy is not generating new power due to calm sea states. In a calm sea state (i.e., no waves to generate power), we believe the ESS will have enough storage capacity to provide up to seven days of continuous power (or longer, depending on payload, continuous power rating and on-board modular ESS configuration) to the majority of ocean sensors when starting from a fully charged state. When the PB3 is deployed in the ocean, real-time performance and weather data is collected and transmitted to the Company’s monitoring and analysis center at its corporate headquarters in Pennington, NJ. Subsequent to its initial August deployment, the PB3-A1 was retrieved for maintenance and repairs and redeployed in October 2015. In January 2016, we again retrieved the PB3 for additional maintenance and repair. Costs related to the retrieval are reflected in our product development costs. After repair and upgrades, we redeployed the PB3-A1 in June 2016.

We also are continuing to work to develop solutions seeking to improve our products’ durability and reliability and to reduce their cost. For example, the original APB350 utilized a rack and pinion PTO and successfully powered U.S. Navy and U.S. Homeland Security equipment off the coast of New Jersey for nearly three months. The redesigned PB3 leverages our knowledge base from that design to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency and higher voltage ESS. In July 2016, we deployed our first commercial PB3 PowerBuoy, approximately four miles off of the coast of New Jersey.  The Company currently anticipates that this deployment will be the final validation of the PB3 prior to the anticipated March 2017 six-month lease of the PB3 PowerBuoy under a previously announced customer agreement.

In January 2013, we filed a shelf registration statement on Form S-3 (the “2013 Form S-3”), which was declared effective by the SEC in February 2013. Under the 2013 Form S-3, in June 2013, the Company established an At the Market Offering Facility (the “2013 ATM Facility”) with Ascendiant Capital Markets, LLC (“Ascendiant”) via an At the Market Offering Agreement (the “2013 ATM Agreement”). Under the 2013 ATM Agreement, we offered and sold shares of our common stock from time to time through Ascendiant, acting as sales agent, in ordinary brokerage transactions at prevailing market prices. Under the 2013 ATM Facility, during fiscal 2014, we issued 330,633 shares of our common stock at an average price to the public of $30.20 per share, receiving net proceeds from the 2013 ATM Facility of approximately $9,698,000.

Also in fiscal 2014, we entered into an Underwriting Agreement with Roth Capital Partners, LLC on April 4, 2014, (the “2014 Underwriting Agreement”) with respect to the issuance and sale in an underwritten public offering of an aggregate of 380,000 shares of our Common Stock at a price of $31.00 per share (the “2014 Public Offering”) under the 2013 Form S-3. The Underwriting Agreement contained customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations, and a 90-day lock-up period that limited transactions in our Common Stock by us. Net proceeds from the 2014 Public Offering, which was completed in early April 2014, were approximately $10,828,000.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12-month period to one-third of our public float. In 2014, we fully utilized our available transaction capacity to sell securities under the 2013 Form S-3. However, we regained the ability to utilize the 2013 Form S-3 as we entered fiscal 2016. Under the SEC’s regulations, the securities registered under our 2013 Form S-3 may only be offered and sold if not more than three years have elapsed from the initial effective date of the Form S-3, except that if a new shelf registration statement is filed then we are permitted to continue to offer and sell securities under the Form S-3 until the earlier of the effective date of the new shelf registration statement or 180 days after the third anniversary of the initial effective date. On February 12, 2016, we filed a new Form S-3 shelf registration statement (the “2016 Form S-3”) to register the offering and sale of up to $15 million of our securities. The 2016 Form S-3 registration was declared effective by the SEC on April 26, 2016.

In October 2015, we entered into an At the Market Offering Agreement (the “2015 Offering Agreement”) with Rodman & Renshaw, a unit of H. C. Wainwright & Co., LLC (the “Manager”) under which we offered shares of our common stock, from time to time through or to the Manager, acting as sales agent and/or principal, (the “2015 ATM Offering”). Under the 2015 Offering Agreement, during the year ended April 30, 2016, we sold 144,571 shares of Common Stock with an aggregate market value of $293,343 under the Offering Agreement and paid the Manager a sales commission of approximately $4,400 related to those shares.

On June 2, 2016, we entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, we sold an aggregate of 417,000 shares of common stock together with warrants to purchase up to an aggregate of 145,952 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.35 of a share of common stock at a combined purchase price of $4.60. The net proceeds from the offering to us were approximately $1.6 million, after deducting placement agent fees and estimated offering expenses payable by us, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, will be exercisable on December 8, 2016, and will expire five years following the date of issuance.

The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. We do not have any committed sources of debt or equity financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us when needed, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

During fiscal 2014, our subsidiary VWP received approximately A$5.6 million ($5.2 million) in initial grant funding from ARENA. The Company recorded this payment as an advance payment within the consolidated balance sheet. We classified the initial grant funding received from ARENA, of A$5,595,723 ($5,179,960), which included GST, as restricted cash. In July 2014, the VWP Board of Directors determined that the project contemplated by the grant was no longer commercially viable and subsequently terminated the Funding Deed and returned to ARENA the grant funds received.

During fiscal 2015, the Company remitted the GST in the amount of A$508,702 ($470,905) to the Australian Tax Office (“ATO”) in accordance with local tax laws and reclaimed this amount from the ATO during such fiscal period. In August 2014, the Company returned the initial grant funding received of A$5,595,723 ($5,179,960) and interest of A$109,051 ($102,061) to ARENA in accordance with the Deed of Variation and Termination of Funding Deed executed between the parties in August 2014.

As of April 30, 2016, our backlog was negligible. As of April 30, 2015, our negotiated backlog was $0.9 million. In 2016, we have excluded from backlog the suspended utility project with MES as we do not expect work under that contract to continue due to the shift in focus to an autonomous project. Subsequently, on May 31, 2016, we entered into a contract with MES totaling $975,587, a portion of which was performed in fiscal 2016 as agreed under a LOI signed in March 2016. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract. Our backlog was fully funded at April 30, 2016.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to, or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenue has been for the support of our product development efforts. These revenues are recognized using the percentage-of-completion method, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

We are also seeking to develop strategic alliances with other companies that have developed or are developing in-ocean applications requiring a persistent source of power to address identified needs of potential customers. As announced in October 2015, we signed a MOU with Gardline Environmental, Ltd. to jointly investigate innovative metocean monitoring and maritime security systems for prospective customers using both companies’ technologies. The MOU can be terminated by either party, and each party will bear its own respective costs associated with the MOU.

In June 2016, we announced a definitive agreement with MES for certain engineering and other services, and a six-month lease of our PB3 PowerBuoy, anticipated to commence in March 2017, and currently expected to extend through August 2017. The total value of this agreement is $975,587, and is subject to a number of terms and conditions, including MES’ right to terminate the contract for convenience, provisions relating to inspection and testing, packing and deliveries, warranties, indemnity, limits of liability, and risk of loss and insurance.

For fiscal 2016, we generated revenues of approximately $0.7 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $13.1 million, and for fiscal 2015, we generated revenues of $4.1 million and incurred a net loss attributable to Ocean Power Technologies, Inc. of $13.1 million. As of April 30, 2016, our accumulated deficit was $177.9 million. We have not been profitable since inception, and we do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in the autonomous (grid independent) applications markets.

As part of our strategic pivot in business operations initiated in fiscal 2015, we are focused on developing the PowerBuoy technology for use in the autonomous applications markets. Such applications require remote ocean power sources that operate independently of the utility grid by supplying electric power to payloads that are integrated directly in the PowerBuoy and/or located in its vicinity. Based on market research and available public data, we believe opportunity exists in six markets that could have a direct need for our autonomous PowerBuoys: oil and gas, ocean observing, security and defense, offshore wind, communications, and ocean aquaculture.

The PB3 has undergone a design iteration from our immediate prior design focusing on improving its reliability and survivability in the anticipated operating ocean environment, and will continue to undergo further enhancements through customary product life cycle management. The PB3-A1 was an initial prototype that has now undergone in-ocean and accelerated life testing, and we believe that the PB3 will achieve a maturity level for use by early adopters in fiscal 2017, but we are in the early stages of seeking to commercialize our product and we cannot assure you that we will be successful in our efforts to do so. We believe that the PB3 will generate and store sufficient power to address some application requirements in our target markets. Our product development and engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys and, if we are able to do so, we believe the PowerBuoy would be useful for additional applications where cost savings and additional power are required by our potential customers. We have only begun to explore opportunities in these target markets, and we have not yet developed any integrated solutions and product offerings in these potential markets. We believe that by increasing the energy output of our PowerBuoys we may be able to address larger segments of our target markets.

We also are seeking to enter into strategic relationships to seek to validate our PowerBuoy as a source of in-ocean power. We have entered into a CRADA agreement with the NDBC under a CRADA under which we integrated the NDBC’s SCOOP monitoring system integrated into our PB3 PowerBuoy deployed off the coast of New Jersey in June 2016. In May 2016, we entered into a Memorandum of Agreement (“MOA”) with the WCS to explore the use of our PowerBuoys in conjunction with ocean life monitoring sensors to collect ocean mammal migrations data. We typically bear our own costs associated with these types of strategic relationships and these generally do not produce any revenues for us. In June 2016, we redeployed the PB3-A1 with both the NDBC SCOOP and the WCS sensor included as payloads.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $177.9 million at April 30, 2016. At April 30, 2016, we have approximately $6.7 million in cash on hand. We generated revenues of only $0.7 million in fiscal 2016, and $4.1 million in fiscal 2015. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2016, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending January 31, 2017. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2016, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

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

Generally, our contracts are either cost-plus or fixed-price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed-price contracts, firm-fixed price and cost-sharing. Under firm fixed-price contracts, we receive an agreed-upon amount for providing product development and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Some of our revenue for fiscal 2016 and 2015 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2016 and 2015:

	Years Ended April 30,
	($ millions)
	2016	2015

Mitsui Engineering & Shipbuilding	$0.1	$1.6
US Department of Energy	0.2	1.5
European Union (WavePort project)	0.4	1.0
	$0.7	$4.1

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for fiscal 2016 and 2015:

	Years Ended April 30,
	2016	2015

Asia and Australia	14%	40%
United States	28%	37%
Europe	58%	23%

	100%	100%

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

Some of our revenue recorded for fiscal 2016 was generated from cost-sharing contracts, which result in zero gross profit. In fiscal 2015, our firm fixed-price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in a gross loss and we recorded an accrual for the future anticipated loss on the contract.

Our ability to generate a gross profit will depend on the nature of future contracts, our success at generating revenues through sales of our PowerBuoy systems, the nature of our contracts generating revenues to fund our product development efforts, and our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy system, and to development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred. Over the next several years, it is our goal to fund the majority of our product development efforts with sources from commercial relationships, including cost-sharing agreements. If we are unable to obtain commercial relationships or cost-sharing arrangements, we may be forced to curtail our development expenses and scope to reduce our overall expenses. We recently narrowed our development focus to the PB3 to drive toward commercialization of that product and to reduce our overall expenses. In the future, we also may continue to develop the PB15 (formerly known as PB10) if we determine that future relationships warrant incurring the costs associated with such product development.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest (expense) income, net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and U.S. Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $7.1 million as of April 30, 2016, compared to $17.9 million as of April 30, 2015.

Interest income in fiscal 2016 reflects interest income on cash, equivalent restricted cash and marketable securities. Interest expense in fiscal 2015 reflects interest paid in connection with the return of funds associated with the ARENA project.

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

We may invest our foreign cash reserves in certificates of deposit, and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $1.2 million as of April 30, 2016 and $1.4 million as of April 30, 2015, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $7.1 million as of April 30, 2016 and $17.9 million as of April 30, 2015. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the years ended April 30, 2016 and 2015 were recorded in Euros or British pounds sterling.

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

Income taxes

As of April 30, 2016, we had federal and foreign net operating loss carry forwards of $119.2 million and $19.7 million, respectively, and federal research and development tax credits of $2.6 million, which may be used to offset future taxable income. As of April 30, 2016, we had state net operating loss carry forwards of $24.0 million. If not utilized, the net operating loss carry forwards and credit carry forwards will expire at various dates through 2035. We may not achieve profitability in time to utilize the tax credit and net operating loss carry forwards in full or at all. In addition, we have determined that the future utilization of our net operating loss carry forwards is subject to limitations based upon changes in ownership including changes resulting from our initial public offering in April 2007, pursuant to regulations promulgated under the Internal Revenue Code. As discussed in Note 12 to our consolidated financial statements included in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which were $52.6 million as of April 30, 2016 and $50.8 million as of April 30, 2015.

During the years ended April 30, 2016 and 2015, we sold New Jersey State net operating tax losses in the amount of $19.7 million and $14.0 million, respectively, resulting in the recognition of income tax benefits of $1.7 million and $1.1 million, respectively.

Results of Operations

This section should be read in conjunction with the discussion below under “Liquidity and Capital Resources.”

Fiscal Years Ended April 30, 2016 and 2015

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2016 and 2015:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2016		April 30, 2015		% Change
		As a % of		As a % of	2016 Period to
	Amount	Revenues (1)	Amount	Revenues (1)	2015 Period
Revenues	$704,820	100%	$4,105,424	100%	(83)%
Cost of revenues	667,869	95	4,671,403	114	(86)
Gross (loss) profit	36,951	5	(565,979)	(14)	(107)
Operating expenses:
Product development costs	7,050,828	1,000	4,149,388	101	70
Selling, general and administrative costs	6,747,506	957	9,571,193	233	(30)
Litigation Settlement	1,096,600	156	—	—	100
Total operating expenses	14,894,934	2,113	13,720,581	334	9
Operating loss	(14,857,983)	(2,108)	(14,286,560)	(348)	4
Interest (expense) income, net	7,542	1	(31,634)	(1)	(124)
Other income	240,637	34	419,432	10	(43)
Foreign exchange (loss) gain	(148,674)	(21)	(462,777)	(11)	(68)
Loss before income taxes	(14,758,478)	(2,094)	(14,361,539)	(350)	3
Income tax benefit	1,674,862	238	1,137,872	28	47
Net loss	(13,083,616)	(1,856)	(13,223,667)	(322)	(1)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	(45,340)	(6)	109,115	3	(142)
Net loss attributable to Ocean Power Technologies, Inc.	$(13,128,956)	(1,863)%	$(13,114,552)	(319)%	0%

(1)   Certain subtotals may not add due to rounding.

Revenues

Revenues decreased by $3.4 million, or 83%, to $0.7 million in fiscal 2016, as compared to $4.1 million in fiscal 2015. The decrease in revenue is due to the billable work completed on existing contracts in the 2015 period, with no associated billable work in the 2016 period. Also, our billable work under our letter of intent with MES during the fiscal 2016 period was lower than our billable work in the prior period under our prior MES contract. With the exception of the MES letter of intent, we did not add revenue-producing contracts or contracts to fund our product development costs during fiscal 2016.

Cost of revenues

Cost of revenues decreased by approximately $4.0 million, or 86%, to $0.7 million in fiscal 2016, as compared to $4.7 million in fiscal 2015. The decrease in cost of revenue is related to lower costs incurred during the 2016 period as a result of decreased billable work on contracts performed in the 2016 period, decreased billable work related to the completion of our WavePort contract with the EU in fiscal 2015, and the decrease in billable work under the project with MES. This is discussed more fully above in “Overview.” During the year ended April 30, 2015, our firm-fixed price contract with MES recorded under the percentage-of-completion method had an increase in estimated total costs of the project. This increase in estimated project costs resulted in us incurring a gross loss on this contract and we recorded an accrual for the future anticipated loss on the contract.

Some of our projects in fiscal 2016 and 2015 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success generating revenues through sales of our PowerBuoy systems, the nature of contracts for our development efforts, and our ability to manage costs incurred on our fixed price contracts.

Product Development Costs

Product development costs increased by approximately $2.9 million, or 70%, to $7.0 million in fiscal 2016 as compared to $4.1 million in fiscal 2015. The increase in product development costs was related primarily to increased costs associated with the deployment and retrieval costs of our legacy PB40 and PB3-A1 PowerBuoys, in addition to development costs associated with our investigation of the potential use of our PowerBuoys in autonomous market applications. Over the next several years, it is our goal to fund the majority of our product development efforts with external funding from commercial relationships, including cost-sharing arrangements. If we are unable to obtain commercial relationships or cost-sharing arrangements, we may curtail our development expenses and scope as necessary. We recently narrowed our development focus to the PB3 to seek to commercialize our PowerBuoy and related products and services.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $2.8 million, or 30%, to $6.7 million for fiscal 2016 as compared to $9.6 million for fiscal 2015. The decrease was related to site development expenses related to our project in Australia incurred in fiscal 2015 with no corresponding costs in fiscal 2016, lower patent costs as our patents were fully amortized in 2015, and lower recruiting and third party consultant fees in the 2016 period. These decreases were partially offset by increased employee-related costs.

Litigation settlement

The litigation settlement costs relate to the settlement of the Securities Class Action, described elsewhere in this Annual Report. The net charge of $1.1 million expensed in fiscal 2016 consist of a settlement payment to be made by us in connection with the proposed settlement of certain pending securities class action litigation, which is comprised of $500,000 in cash, and the issuance by us of 380,000 shares of our Common Stock with a fair value of $596,600 on the date of the Stipulation, which is May 5, 2016. Settlement of the class action litigation is subject to approval by the Court after notice to class members and cannot be assured. For more information, see Item 3 “Legal Proceedings” of this Annual Report and Note 13 “Commitments and Contingencies – Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2016.

Interest (expense) income, net

Interest income, net increased to approximately $8,000 for fiscal 2016, as compared to interest expense, net of approximately $32,000 in fiscal 2015. Fiscal 2015 included interest expense recorded for the repayment of funds received in March 2014 from ARENA of $5.2 million.

Foreign exchange loss

Foreign exchange loss was approximately $0.1 million for fiscal 2016, compared to a foreign exchange loss of approximately $0.5 million for fiscal 2015. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the U.S. dollar during the two periods.

Other income

During fiscal 2016, other income was approximately $0.2 million compared to approximately $0.4 million for fiscal 2015. Fiscal 2016 other income consisted primarily of a refund of approximately $0.2 million we received related to research and development expenditures in Australia. During fiscal 2015, we reached a favorable settlement with a vendor regarding a disputed transaction in the amount of approximately $0.2 million. In fiscal 2015, we also received a refund of approximately $0.2 million related to research and development expenditures in Australia.

Income tax benefit

During the years ended April 30, 2016 and 2015, we sold New Jersey State net operating losses in the amount of $19.7 million and $14.0 million, respectively, resulting in the recognition of income tax benefits of $1.7 million and $1.1 million, respectively. The Company has a full valuation allowance against its deferred tax assets.

Net Loss Outlook

We have incurred net losses since we began operations in 1994. To achieve profitability, we will need to increase revenue and gross profit, control our fixed costs and/or possibly reduce our expenses, including our unfunded product development expenditures.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in our target markets. Even if we do achieve profitability at some point in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two years ended April 30, 2016, our aggregate revenues were $4.8 million, our aggregate net losses were $26.3 million and our aggregate net cash used in operating activities was $28.1 million.

	Years Ended April 30,
	2016	2015

Net loss	(13,083,616)	$(13,223,667)

Adjustments for noncash operating items	1,195,215	1,764,229

Net cash operating loss	(11,888,401)	(11,459,438)

Net change in operating assets and liabilities	958,122	(5,714,790)

Net cash used in operating activities	(10,930,279)	$(17,174,228)

Net cash provided by investing activities	114,874	$21,171,387

Net cash provided by (used in) financing activities	220,672	$(100,659)

Effect of exchange rates on cash and cash equivalents	(11,187)	$(419,425)

Net cash used in operating activities

Net cash used in operating activities was $10.9 million and $17.2 million for fiscal 2016 and 2015, respectively. The change was the result of an decrease in net loss of $0.1 million and an increase in cash used by the net change in operating assets and liabilities of $6.7 million primarily due to the return of the advance payment of $4.7 million related to the former ARENA contract in fiscal 2015, offset in part by higher non-cash operating items of $0.5 million.

The decrease in our net loss for fiscal 2016 compared to fiscal 2015 is the result of our recording a gross profit in fiscal 2016 of approximately $37,000 compared to loss of $0.6 million in 2015. The 2015 gross loss related primarily to our project with MES of $0.5 million, a decrease in selling, general and administrative costs of $2.8 million relating $0.8 million to fully amortized patents in 2015, $0.6 million of site development costs from the MES terminated contract incurred in fiscal 2015, and a $1.4 million decrease in legal, consulting and recruiting fees in fiscal 2016. These amounts were offset by an increase in product development costs of $2.9 million associated with the deployment and retrieval costs of our PB40 and PB3-A1 PowerBuoys, and litigation settlement of $1.1 million recorded in fiscal 2016 relating to the Stipulation to resolve certain pending securities class action litigation. See Note 13 of the Notes to our Consolidated Financial Statements elsewhere in this Annual Report.

The decrease in noncash operating items in fiscal 2016 compared to fiscal 2015, reflects a decrease in amortization expense for patents of $0.8 million and a decrease in foreign exchange loss of $0.3 million offset by settlement of a lawsuit in common stock of $0.6 million

The increase in operating assets and liabilities in fiscal 2016 compared to fiscal 2015 is due to a reduction in advanced payments received from customers of $4.7 million (relating to the return of the initial grant funding on the ARENA project in fiscal 2015), a net increase of $1.0 million in unearned revenues, other assets of $0.3 million, and other net changes in operating assets and liabilities of $0.7 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was approximately $0.1 million for fiscal 2016 versus $21.1 million for fiscal 2015. The change was primarily the result of a net decrease of $14.4 million in maturities of marketable securities and restricted cash of $6.7 million in fiscal 2016.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $0.2 million in fiscal 2016, and net cash used by financing activities was approximately $0.1 million for fiscal 2015. The net cash provided in fiscal 2016 was from the sale of our common stock, net of issuance costs, offset in part by the repayment of long-term debt and capital lease principal. The fiscal 2015 net cash used was primarily related to the repayment of long-term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was approximately a decrease of $11,000 and a decrease of approximately $0.4 million in fiscal 2016 and 2015, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $177.9 million at April 30, 2016. At April 30, 2016, we had approximately $6.7 million in cash on hand. We generated revenues of only $.7 million in fiscal 2016, and $4.1 million in fiscal 2015. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2016, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending January 31, 2017.

These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to maintain and/or expand the range and scope of our business operations. However, we cannot assure you that any such additional funds will be available for us on acceptable terms, when needed, or at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to devote substantial resources to continue our development efforts for our PowerBuoys and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoys. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our success in developing commercial relationships with customers;
●	our ability to establish and maintain additional customer relationships;
●	the cost of manufacturing activities;
●	the ability to obtain project-specific financing, grants, subsidies and other sources of funding for some of our projects;
●	the cost of shareholder and other litigation and regulatory inquiries;
●	the cost of development efforts for our PowerBuoys;
●	the cost and success rate of commercialization activities, including demonstration projects, product marketing and sales;
●	the implementation of our expansion plans, including the hiring of new employees as our business increases;
●	the cost of potential acquisitions of other products or technologies; and
●	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs; and

We have incurred negative operating cash flows since our inception. As of April 30, 2016, our cash and cash equivalents and marketable securities balance was approximately $6.8 million. Based upon our cash and cash equivalents and marketable securities balance as of April 30, 2016, we believe that we will be able to finance our capital requirements and operations into at least the quarter ending January 31, 2017. In addition, as of April 30, 2016 and 2015, our restricted cash balance was approximately $0.3 million and $0.4 million respectively.

During fiscal year 2015, we received a deficiency notice form the Listing Qualifications Department of the NASDAQ Stock Market notifying us that the minimum bid price of our common stock had failed to meet the requirements for continued inclusion of our common stock on The NASDAQ Stock Market. In October 2015, at our annual meeting of stockholders, our stockholders approved an amendment to our Certificate of Incorporation to effectuate a reverse stock split of our common stock. Subsequently, we filed a Certificate of Amendment to our Certificate of Incorporation to effectuate a one-for-10 reverse stock split of our common stock. Our common stock began trading on a post-reverse stock split-adjusted basis on the NASDAQ Capital Market on October 29, 2015. Subsequently, on November 12, 2015, the NASDAQ notified us that our common stock had regained compliance with the NASDAQ listed company closing bid price requirement. All common stock per share information in this Annual Report has been adjusted to give effect to the one-for-10 reverse stock split of our common stock.

During fiscal 2016 and 2015, we have continued to make investments in ongoing product development efforts in anticipation of future growth. Our future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from insufficient capital, technology development, scalability of technology and production, ability to secure customers and revenue-producing contracts, our ability to settle or have dismissed pending litigation, dependence on skills of key personnel, concentration of customers and suppliers, performance of PowerBuoy, deployment risks and laws, regulations and permitting. In order to complete our future growth strategy, we will require additional financing. There is no assurance that additional financing will be available to us as needed on terms acceptable to us or at all. Historically, we have raised proceeds through sales of our equity securities in the public capital markets. If sufficient financing is not obtained, we will be required to further curtail or limit our operations, including our product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures and may be required to cease operations.

Historically, we have funded our operations principally through public sales of our equity securities. In January 2013, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC in February 2013 (“2013 Form S-3”). We offered and sold 330,633 shares of our common stock at an average price to the public of $30.20 per share through an at the market facility (“2013 ATM Facility”) with Ascendiant Capital Markets, LLC (“Ascendiant”) via an At the Market Offering Agreement under our 2013 Form S-3. We received net proceeds of approximately $9,698,000 from the 2013 ATM Facility.

In fiscal 2014, we also offered and sold 380,000 shares of our common stock at a price of $31.00 per share in an underwritten public offering under the 2013 Form S-3 through Roth Capital Partners, LLC (“Roth”) pursuant to an underwriting agreement dated April 4, 2014 (the “2014 Underwritten Offering”). We completed the 2014 Underwritten Offering in April 2014, with net proceeds to us of approximately $10,828,000.

In October 2015, we entered into an At the Market Offering Agreement (“2015 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Manager”), under which we offered from time to time in an at the market offering (the “2015 ATM Facility”) shares of our common stock under the Form S-3 and under a subsequent shelf registration statement on Form S-3 (the “2016 Form S-3”) declared effective by the SEC in April 2016. The 2016 Form S-3 registers for sale up to $15 million in securities by us in a public offering, although we are limited by Instruction I.B.6 in the amount that we may sell under Form S-3 in any 12 calendar month period to one third of our public float. Under the 2015 ATM Facility, between October 2015 and April 2016, we issued and sold 144,571 shares of our common stock with an aggregate market value of $293,343 under the 2015 ATM Agreement at an average price of $2.03 per share. We paid the Manager of the 2015 ATM Facility a sales commission of approximately $4,400 related to those shares. We terminated the 2015 ATM Agreement on June 2, 2016, effective immediately, and the 2015 ATM Facility is no longer available for use by us.

On June 2, 2016, we entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, we sold an aggregate of 417,000 shares of common stock together with warrants to purchase up to an aggregate of 145,952 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.35 of a share of common stock at a combined purchase price of $4.60. The net proceeds to us from the offering were approximately $1.6 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, will be exercisable beginning in December 2016, and will expire five years following the date of issuance. We paid the placement agents approximately $116,000 as placement agent fees in connection with the sale of securities in the offering. We also reimbursed the placement agents $35,000 for their out of pocket and legal expenses in connection with the offering

The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our Common Stock and could contain covenants that would restrict our operations. We do not have any committed sources of debt or equity financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us when needed, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

We require additional capital to fund our operations. There can be no assurance that additional financing will be available to us when needed on acceptable terms, or at all.

During fiscal 2015, we remitted the GST in the amount of A$508,702 (US$470,905) to the Australian Tax Office (ATO) in accordance with local tax laws and reclaimed this amount from the ATO during such fiscal period. In August 2014, we returned the initial grant funding received of A$5,595,723 (US$5,179,960) and interest of A$109,051 (US$102,061) to ARENA in accordance with the Deed of Variation and Termination of Funding Deed executed between the parties in August 2014.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require significant judgment and estimates by us in the preparation of our consolidated financial statements.

Legal Contingencies

As discussed in Part I, Item 3 of this Annual Report under the heading “Legal Proceedings” and in Note 13, “Commitments and Contingencies,” in Notes to the Consolidated Financial Statements, the Company is currently subject to various legal proceedings and claims. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”. There is a significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated since the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. In management’s opinion, any reasonable possible losses in addition to the amounts accrued for litigation would not, individually or in the aggregate, have a material adverse effect on its financial condition or operating results. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We may use a Monte Carlo simulation model for performance-based stock awards, if applicable, and use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Beginning in fiscal 2014, expected volatility for 2015 was based on the Company’s historical volatility. In prior years, we estimated our expected volatility based on that of what we considered to be similar publicly-traded companies because our stock had been publicly traded in the U.S. only since April 2007, so we did not have significant observable share-price volatility for the U.S. capital markets. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange, on which our shares traded from October 2003 until we voluntarily delisted in January 2011, because we did not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market was an appropriate indicator of the expected volatility of our common stock. We estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. If we determine another method to estimate expected term is more reasonable than our current method, or if another method for calculating this input assumption is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not significant to the calculation of the fair value of our stock-based awards.

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

The aggregate share-based compensation expense related to all share-based transactions related to employees was approximately $0.2 million and $0.1 million in fiscal 2016 and 2015, respectively.

Income taxes

We account for income taxes under the asset and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carry forwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 12 to our consolidated financial statements included elsewhere in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which was $52.6 million and $50.8 million as of April 30, 2016 and April 30, 2015, respectively. During the years ended April 30, 2016 and 2015, we sold New Jersey State net operating losses in the amount of $19.7 million and $14.0 million, respectively, resulting in the recognition of income tax benefits of $1.7 million and $1.1 million, respectively, recorded in our Statement of Operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

●

Contracts with customers—including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

●

Significant judgments and changes in judgments—determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

●	Certain assets—assets recognized from the costs to obtain or fulfill a contract.

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March and April 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact that this guidance will have on our results of operations, financial position and cash flows.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted. We are evaluating the effect ASU 2014-15 will have on our consolidated financial statements and disclosures and have not yet determined the effect of the standard on our ongoing financial reporting at this time.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which intends to simplify the presentation of debt issuance costs. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Currently, ASU 2015-03, would not have an effect on the Company’s consolidated financial statements and disclosures. We will evaluate the effect of ASU 2015-03 for future periods, as applicable.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. On January 31, 2016, we elected to adopt ASU 2015-17 and changed our method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on our financial position.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The update significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The update will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will evaluate the effect of ASU 2016-01 for future periods as applicable.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the effect ASU 2016-02 will have on our consolidated financial statements and disclosures and have not yet determined the effect of the standard on our ongoing financial reporting at this time.

In March 2016, the FASB issues ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”, or ASU No. 2016-09. The amendments of ASU No. 2016-09 were issues as part of the FASB's Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the” Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of April 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2, which is incorporated herein by reference as if fully set forth herein. As described therein, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2016.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC for the Company’s 2016 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Corporate Governance" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in the Proxy Statement under the headings "Executive Compensation" and "Director Compensation," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item will be set forth in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item will be set forth in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item will be set forth in the Proxy Statement under the heading "Ratification of the Selection of Independent Registered Public Accounting Firm," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibit Index on pages 49 to 50.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 15, 2016

/s/ George H. Kirby
	By:	George H. Kirby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	SIGNATURE	TITLE	DATE

/s/	George H. Kirby	Chief Executive Officer	July 15, 2016
	George H. Kirby	(Principal Executive Officer) Director

/s/	Mark A. Featherstone	Chief Financial Officer	July 15, 2016
	Mark A. Featherstone	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/	Terence J. Cryan	Director	July 15, 2016
Terence J. Cryan

/s/	Robert J. Burger	Director	July 15, 2016
Robert J. Burger

/s/	Steven M. Fludder	Director	July 15, 2016
Steven M. Fludder

/s/	Dean J. Glover	Director	July 15, 2016
Dean J. Glover

/s/	Robert K. Winters	Director	July 15, 2016
Robert K. Winters

Exhibits Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on on Form 10-Q filed September 14, 2007)
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015)
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed June 23, 2016)
4.1	Specimen certificate of Common Stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007)
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016)
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

10.5

Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007)

10.6	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011)*
10.7

Amended Option Agreement for Purchase of Emissions Credits, dated December 4, 2012, between Ocean Power Technologies, Inc. and its affiliates and Metasource Pty Ltd (formerly known as Woodside Sustainable Energy Solutions Pty Ltd) (incorporated by reference from Exhibit 10.23 to Form 10-K filed July 12, 2013)

10.8

Second Addendum to Lease Agreement, dated June 1, 2008, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1 (incorporated by reference from Exhibit 10.24 to Form 10-K filed July 12, 2013)

10.9

Third Addendum to Lease Agreement, dated March 11, 2013, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1 (incorporated by reference from Exhibit 10.25 to Form 10-K filed July 12, 2013)

10.10	Employment Agreement, dated December 2, 2013, between Mark A. Featherstone and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2014)*
10.12	Employment Agreement, dated December 30, 2013, between David R. Heinz and Ocean Power Technologies, Inc.*(incorporated by reference from Exhibit 10.37 to Form 10-K filed July 29, 2014)
10.13	Employment Agreement, dated June 9, 2014, between David L. Keller and Ocean Power Technologies, Inc.* (incorporated by reference from Exhibit 10.38 to Form 10-K filed July 29, 2014)
10.14	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 11, 2015)*
10.15

Fourth Addendum to Lease Agreement, dated January 13, 2015, between Ocean Power Technologies, Inc. and Reed Road Industrial Part LLC #1 (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed July 6, 2015)

10.16	At the Market Offering Agreement, dated October 19, 2015, between Ocean Power Technologies, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 20, 2015)
10.17

Placement Agency Agreement dated June 2, 2016, by and among Ocean Power Technologies, Inc., Roth Capital Partners, LLC and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on June 2, 2016)

10.18	Form of Securities Purchase Agreement dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on June 2, 2016)
10.19	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016)
10.20	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015)
10.21	Letter agreement with David R. Heinz dated December 18, 2015* (incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K filed on December 24, 2015)
10.22	Stipulation and Agreement of Class Settlement dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016)
10.23	Agreement by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd dated May 31, 2016 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K/A filed on June 6, 2016)
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2016.

/s/   GEORGE H. KIRBY

George H. Kirby

Chief Executive Officer

/s/   MARK A. FEATHERSTONE

Mark A. Featherstone

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 (b) to the consolidated financial statements, as of April 30, 2016 the Company has cash and cash equivalents of $6.7 million, and the Company has suffered recurring losses from operations and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in note 1 (b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania

July 15, 2016

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$6,729,814	$17,335,734
Marketable securities	75,000	75,000
Restricted cash	299,543	438,561
Accounts receivable	—	103,470
Unbilled receivables	37,465	81,658
Litigation receiveable	2,500,000	—
Other current assets	116,805	186,641
Total current assets	9,758,627	18,221,064
Property and equipment, net	273,049	263,898
Restricted cash	—	50,000
Other noncurrent assets	319,450	335,924
Total assets	$10,351,126	$18,870,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$372,700	$352,827
Accrued expenses	2,674,841	2,507,119
Litigation payable	3,000,000	—
Unearned revenue	39,146	—
Current portion of long-term debt and capital lease obligation	81,541	100,000
Total current liabilities	6,168,228	2,959,946
Long-term debt and capital lease obligations	54,567	50,000
Deferred credits payable-noncurrent	600,000	600,000
Total liabilities	6,822,795	3,609,946
Commitments and contingencies (note 13)
Ocean Power Technologies, Inc. Stockholders’ equity[1]:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 2,352,100 and 1,838,720 shares, respectively	2,352	1,839
Treasury stock, at cost; 6,894 and 3,865 shares, respectively	(137,766)	(132,016)
Additional paid-in capital	181,670,121	180,803,339
Accumulated deficit	(177,884,011)	(164,755,055)
Accumulated other comprehensive loss	(122,365)	(229,915)
Total Ocean Power Technologies, Inc. stockholders’ equity..	3,528,331	15,688,192
Noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	—	(427,252)
Total equity	3,528,331	15,260,940
Total liabilities and stockholders’ equity	$10,351,126	$18,870,886

(1) Common Stock, Treasury Stock, Additional Paid-In Capital and share data at April 30, 2015, has been adjusted retroactively to reflect a 1-for-10 reverse stock split effective October 27, 2015.

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended April 30,
	2016	2015
Revenues	$704,820	$4,105,424
Cost of revenues	667,869	4,671,403
Gross profit (loss)	36,951	(565,979)
Operating expenses:
Product development costs	7,050,828	4,149,388
Selling, general and administrative costs	6,747,506	9,571,193
Litigation settlement	1,096,600	-
Total operating expenses	14,894,934	13,720,581
Operating loss	(14,857,983)	(14,286,560)
Interest income (expense), net	7,542	(31,634)
Other income	240,637	419,432
Foreign exchange loss	(148,674)	(462,777)
Loss before income taxes	(14,758,478)	(14,361,539)
Income tax benefit	1,674,862	1,137,872
Net loss	(13,083,616)	(13,223,667)
Less: Net loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	(45,340)	109,115
Net loss attributable to Ocean Power Technologies, Inc	$(13,128,956)	$(13,114,552)
Basic and diluted net loss per share	$(7.25)	$(7.50)
Weighted average shares used to compute basic and diluted net loss per share[1]	1,810,173	1,749,055

(1) Common Stock and share data at April 30, 2015, has been adjusted retroactively to reflect a 1-for-10 reverse stock split effective October 27, 2015.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended April 30,
	2016	2015

Net loss	$(13,083,616)	$(13,223,667)

Foreign currency translation adjustment	134,873	51,976

Total comprehensive loss	(12,948,743)	(13,171,691)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australia) Pty Ltd.	(72,664)	52,957

Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(13,021,407)	$(13,118,734)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Ocean Power Technologies, Inc, Stockholders	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance, April 30, 2014 (1)	1,759,307	$1,760	(3,785)	$(130,707)	180,470,175	(151,640,503)	(225,733)	28,474,992	(374,295)	28,100,697

Net loss	—	—			—	(13,114,552)	—	(13,114,552)	(109,115)	(13,223,667)

Stock based compensation	—	—			179,468	—	—	179,468		179,468

Issuance of restricted stock, net (1)	79,413	79			153,046	—	—	153,125		153,125

Stock issued upon exercise of stock options	—	—	—	—	—			-		0

Acquisition of treasury stock	—	—	(80)	(1,309)	—	—	—	(1,309)		(1,309)

Sale of stock	—	—	—	—	650			650		650

Other comprehensive loss	—	—	—	—	—		(4,182)	(4,182)	56,158	51,976

Balance, April 30, 2015	1,838,720	$1,839	(3,865)	$(132,016)	180,803,339	(164,755,055)	(229,915)	15,688,192	(427,252)	15,260,940

Net loss	—	—			—	(13,128,956)	—	(13,128,956)	45,340	(13,083,616)

Stock based compensation	—	—			142,083	—	—	142,083		142,083

Issuance of restricted stock, net	(11,191)	(11)			194,270	—	—	194,259		194,259

Acquisition of treasury stock	—	—	(3,029)	(5,750)	—	—	—	(5,750)		(5,750)

Additional investment in subsidiary					(354,588)			(354,588)	354,588	0

Sale of stock	144,571	144	—	—	288,797			288,941		288,941

** Legal Settlement (1)	380,000	380	-	-	596,220			596,600		596,600

Other comprehensive loss	—	—	—	—	—		107,550	107,550	27,324	134,874

Balance, April 30, 2016	2,352,100	$2,352	(6,894)	$(137,766)	181,670,121	(177,884,011)	(122,365)	3,528,331	0	3,528,331

(1) Common Stock, Treasury Stock, Additional Paid-In Capital and share data at April 30, 2015 and April 30, 2014 have been adjusted retroactively to reflect a 1-for-10 reverse stock split effective October 27, 2015.

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(13,083,616)	$(13,223,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	148,674	462,777
Depreciation and amortization	111,714	965,156
Loss on disposals of property, plant and equipment	1,885	3,703
Compensation expense related to stock option grants and restricted stock	336,342	332,593
Common Stock Issuance in settlement of lawsuit	596,600	—
Changes in operating assets and liabilities:
Accounts receivable	103,470	205,261
Litigation receivable	(2,500,000)
Unbilled receivables	44,193	(44,248)
Other assets	74,641	339,460
Accounts payable	21,745	(144,791)
Litigation payable	3,000,000	—
Accrued expenses	174,927	(368,970)
Advance payment received from customer	—	(4,709,055)
Unearned revenues	39,146	(992,447)
Net cash used in operating activities	(10,930,279)	(17,174,228)
Cash flows from investing activities:
Purchases of marketable securities	—	(13,821,959)
Maturities of marketable securities	—	28,240,840
Restricted cash	139,018	6,828,896
Purchases of equipment	(24,144)	(76,390)
Net cash provided by investing activities	114,874	21,171,387
Cash flows from financing activities:
Repayment of debt	(62,519)	(100,000)
Proceeds from the sale of common stock, net of costs	288,941	650
Acquisition of treasury stock	(5,750)	(1,309)
Net cash (used in) provided by financing activities	220,672	(100,659)
Effect of exchange rate changes on cash and cash equivalents	(11,187)	(419,425)
Net (decrease) increase in cash and cash equivalents	(10,605,920)	3,477,075
Cash and cash equivalents, beginning of period	17,335,734	13,858,659
Cash and cash equivalents, end of period	$6,729,814	$17,335,734
Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accounts payable and accrued expenses	$98,627	11,200

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Background and Liquidity

(a)	Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and is seeking to commercialize proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company markets its PowerBuoys in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale or lease of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of its products and services.

(b)	Liquidity/Going Concern

Our financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $177.9 million at April 30, 2016. At April 30, 2016, the Company had approximately $6.7 million in cash on hand. The Company generated revenues of only $0.7 million in fiscal 2016, and $4.1 million in fiscal 2015. Based on the Company’s cash and cash equivalents and marketable securities as of April 30, 2016, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending January 31, 2017. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot assure you that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management is evaluating different strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, additional funding from current or new investors, officers and directors; borrowings of debt; a public offering of the Company’s equity or debt securities; partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful.

In fiscal 2016 and 2015, the Company continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys, its inability to market and commercialize its PowerBuoys, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting In order to continue to implement our business strategy, the Company requires additional equity and/or debt financing. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

Historically, the Company has funded its operations principally through public and private sales of our equity. In January 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC in February 2013 (the “2013 Form S-3”). During fiscal 2014, the Company offered and sold 330,633 shares of our Common Stock at an average price to the public of $30.20 per share through an at the market facility (“2013 ATM Facility”) with Ascendiant Capital Markets, LLC (“Ascendiant”) via an At the Market Offering Agreement under the 2013 Form S-3. The Company received net proceeds of approximately $9,698,000 from the 2013 ATM Facility.

In fiscal 2014, the Company also offered and sold 380,000 shares of our Common Stock at a price of $31.00 per share in an underwritten public offering under the 2013 Form S-3 through Roth Capital Partners, LLC (“Roth”) pursuant to an underwriting agreement dated April 4, 2014 (the “2014 Underwritten Offering”). The Company completed the 2014 Underwritten Offering in April 2014, with net proceeds to it of approximately $10,828,000.

During fiscal 2015, the Company did not sell any securities under or receive any proceeds from the sale of securities under the 2013 Form S-3 Shelf.

In October 2015, the Company entered into an At the Market Offering Agreement (“2015 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Manager”), under which the Company offered from time to time in an at the market offering (the “2015 ATM Facility”) shares of our Common Stock under the Form S-3 and under a subsequent shelf registration statement on Form S-3 (the “2016 Form S-3”) filed with the SEC in February 2016 and declared effective by the SEC in April 2016. The 2016 Form S-3 registers for sale up to $15 million in securities by the Company in a public offering, although the Company is limited by Instruction I.B.6 in the amount that we may sell under Form S-3 in any 12 calendar month period to one third of our public float. Under the 2015 ATM Facility, between October 2015 and April 2016, the Company issued and sold 144,571 shares of its Common Stock with an aggregate market value of $293,343 under the 2015 ATM Agreement at an average price of $2.03 per share and paid the Manager of the 2015 ATM Facility a sales commission of approximately $4,400 related to those shares. The 2015 ATM Agreement was terminated on June 2, 2016, effective immediately, and the 2015 ATM Facility is no longer available for use by the Company.

Form S-3 limits the aggregate market value of securities that the Company is permitted to offer in any 12-month period under its 2013 Form S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one-third of its public float. In 2014, the Company fully utilized its available transaction capacity to sell securities using the 2013 Form S-3 Shelf in the ATM offering. However, the Company regained the ability to utilize the 2013 Form S-3 Shelf as the Company entered fiscal 2016. Under the SEC’s regulations, the securities registered under its 2013 Form S-3 Shelf may only be offered and sold if not more than three years have elapsed from the initial effective date of the Form S-3, except that if a new shelf registration statement is filed then the Company is permitted to continue to offer and sell securities under the Form S-3 until the earlier of the effective date of the new shelf registration statement or 180 days after the third anniversary of the initial effective date. On February 12, 2016, the Company filed a new Form S-3 shelf registration statement (the “2016 Form S-3”) to register the offering and sale of up to $15 million in securities. The 2016 Form S-3 registration was declared effective by the SEC on April 26, 2016.

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 417,000 shares of Common Stock together with warrants to purchase up to an aggregate of 145,952 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $4.60. The net proceeds to the Company from the offering are approximately $1.6 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, will be exercisable beginning in December 2016, and will expire five years following the date of issuance. The Company paid the placement agents approximately $116,000 as placement agent fees in connection with the sale of securities in the offering. The Company also reimbursed the Placement Agents $35,000 for their out of pocket and legal expenses in connection with the offering.

The sale of additional equity or convertible securities could result in dilution to stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with the Company’s Common Stock and could contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to the Company, or at all. If the Company is unable to obtain required financing, it may be required to reduce the scope of its operations, including its planned product development and marketing efforts, which could materially and adversely harm its financial condition and operating results. If the Company is unable to secure additional financing, it may be forced to cease operations.

(c)   Reverse Stock Split

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

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a non-controlling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of April 30, 2016, there were no non-controlling interests. As of April 30, 2015, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

In September 2015, the Company re-purchased the non-controlling interest (consisting of 11.8%) of the Company's Australian subsidiary, OPTA for nominal consideration and now has 100% ownership of OPTA. OPTA owns 100% of VWP, which is also organized under the laws of Australia. The Company also periodically evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of April 30, 2016, there were no such entities.

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

The Company’s contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Currently, the Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing product development and services specified in the contract. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project.

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

Some of the Company’s projects in fiscal year 2016 were under cost-sharing contracts.

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

	April 30, 2016	April 30, 2015

Checking and savings accounts	$4,534,671	$4,614,400
Overnight repurchase account	2,195,143	12,721,334
	$6,729,814	$17,335,734

(e)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2016 and, 2015, all of the Company’s investments were classified as held-to-maturity.

(f)	Restricted Cash and Credit Facility

 A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between Ocean Power Technologies, Inc. and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. During fiscal 2015, the Company reduced the credit facility from €800,000 ($964,656) to approximately €307,000 ($338,561). As of April 30, 2016 and 2015, there was €218,059 ($249,543) and €278,828 ($307,492) in letters of credit outstanding under this agreement, respectively.

The second agreement is between Ocean Power Technologies, Inc. and the New Jersey Board of Public Utilities (NJBPU). The Company received a $500,000 recoverable grant award from the NJBPU of which $50,000 and $150,000 is outstanding at April 30, 2016 and April 30, 2015, respectively. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 7.

The Company had classified the initial grant funding received from the Australian Renewable Energy Agency (“ARENA”) of A$5,595,723 ($5,179,960), which includes an amount required to be submitted as goods and services tax (GST), as restricted cash as of April 30, 2014, which was returned during fiscal 2015.

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

Restricted cash includes the following:

	April 30, 2016	April 30, 2015

NJBPU agreement	$50,000	$100,000
Barclay's Bank Agreement	249,543	338,561
	$299,543	$438,561

	April 30, 2016	April 30, 2015
Long Term:
NJBPU agreement	—	50,000
	$—	$50,000

(g)	Property and Equipment

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

External costs related to the filing of patents, including legal and filing fees, are capitalized if expenses related to the filing of a patent are significant. The Company continually re-assesses the remaining useful lives of its long-lived assets and costs are expensed when it is no longer probable that such technology will be utilized. Patents are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the patent may not be recoverable. Amortization expense was approximately $0 and $828,000 for the years ended April 30, 2016 and 2015, respectively. The decrease in amortization during fiscal 2016 is reflective of the company’s decision to reduce the estimated remaining useful lives, for the purpose of amortizing capitalized external patent costs, from approximately five years to one year, effective in fiscal 2015. No new patents were granted in 2016.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Years Ended April 30,
	2016	2015

European Union	58%	23%
US Department of Energy	28%	37%
Mitsui Shipbuilding & Engineering	14%	40%
UK Government's Technology Strategy Board	—	12%

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

In computing diluted net loss per share, options to purchase shares of Common Stock and non-vested restricted stock issued to employees and non-employee directors, totaling 129,311 and 192,479 for the years ended April 30, 2016 and 2015, respectively, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(l)	Stock-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2016 and 2015 was approximately $336,000 and $333,000, respectively.

Valuation Assumptions for Restricted Stock and Options Granted During the Years Ended April 30, 2016 and 2015

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

Options

The fair value of each stock option granted during the years ended April 30, 2016 and 2015 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for fiscal 2016 and for fiscal 2015.

	Years Ended April 30,
	2016	2015
Risk-free interest rate	1.6%	1.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.5
Expected volatility	85.74%	85.49%

The above assumptions were used to determine the weighted average per share fair value of $0.58 and $0.72 for stock options granted during the years ended April 30, 2016 and 2015, respectively.

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

(o)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

● Contracts with customers—including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

● Significant judgments and changes in judgments—determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

      ● Certain assets—assets recognized from the costs to obtain or fulfill a contract.

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March and April 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the effect ASU 2014-15 will have on its consolidated financial statements and disclosures and have not yet determined the effect of the standard on our ongoing financial reporting at this time.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which intends to simplify the presentation of debt issuance costs. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Currently, ASU 2015-03, would not have an effect on the Company’s consolidated financial statements and disclosures. The Company will evaluate the effect of ASU 2015-03 for future periods, as applicable.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. On January 31, 2016, we elected to adopt ASU 2015-17 and changed our method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on the Company’s financial position.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The update significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The update will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the effect of ASU 2016-01 for future periods as applicable.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the effect ASU 2016-02 will have on its consolidated financial statements and disclosures and have not yet determined the effect of the standard on our ongoing financial reporting at this time.

In March 2016, the FASB issues ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”, or ASU No. 2016-09. The amendments of ASU No. 2016-09 were issues as part of the FASB's Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

(3)	Marketable Securities

	April 30, 2016	April 30, 2015
Certificates of Deposit	$75,000	$75,000

(4)	Property and Equipment

The components of property and equipment are as follows:

				April 30,
	Life (in years)			2016	2015

Computers and software		3		$629,577	$527,070

Equipment	3	to	7	710,708	725,555
Office furniture and equipment	3	to	7	249,960	249,960

Leasehold improvements		2		182,285	182,285
				1,772,530	1,684,870
Less accumulated depreciation and amortization				(1,499,481)	(1,420,972)

				$273,049	$263,898

Depreciation expense was $111,714 and $136,858 for the years ended April 30, 2016 and 2015, respectively.

At April 30, 2016, computer equipment and software under capital leases was $98,627. The Company had no capital leases at April 30, 2015. The term of the lease is 36 months, bearing an effective interest rate of 6.86% and a bargain purchase option. At April 30, 2016, the asset had not been placed into service. Accordingly, no accumulated depreciation related to this lease has been recognized.

2017	$36,466
2018	36,466
2019	21,271
$94,203
Less: amounts representing interest	(8,095)
Less: current portion	(31,541)
Capital lease obligations, excluding current portion	$54,567

(5)	Balance Sheet Detail

	April 30
	2016	2015
Accrued expenses

Project costs	$817,509	$867,771
Contract loss reserve	198,819	198,819
Employee incentive payments	688,389	529,274
Accrued salary and benefits	456,077	468,366
Legal and accounting fees	240,466	274,656
Other	273,581	168,233
	$2,674,841	$2,507,119

(6)	Related Party Transactions

	April 30,
	2016	2015
Related party consulting expense	$52,667	$494,188

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor will receive up to fifteen months of consulting fees at a monthly rate of $20,000. During fiscal 2016 and 2015, the Company recorded $52,667 and $240,000, respectfully in expense relating to this agreement.

In June 2014, the Company entered into an agreement with David L. Keller, who had served as a non-executive director of the Company since October 2013. Under this agreement, Mr. Keller served as Interim Chief Executive Officer. Effective with the June 9, 2014 termination of the Company’s former Chief Executive Officer, Charles F. Dunleavy, Mr. Keller received a consulting fee of $1,500 per day for services provided. Effective January 20, 2015, Mr. George H. Kirby was appointed President, Chief Executive Officer and Director of the Company and Mr. Keller resigned as Interim CEO. During fiscal 2016 and 2015, the Company recorded $0 and $254,188, respectively in expense relating to Mr. Keller’s agreement.

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

	April 30,
	2016	2015

Total debt	$50,000	$150,000
Current portion of long-term debt	(50,000)	(100,000)
Long-term debt	$-	$50,000

(8)	Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of Common Stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of April 30, 2016, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of April 30, 2016 and 2015.

(9)	Common Stock

In October 2015, the Company’s stockholders approved and the Board of Directors authorized a reverse stock split in which every 10 shares of issued and outstanding Common Stock were combined into one issued and outstanding share of Common Stock, with no fractional shares being issued. All shares and per-share information has been retroactively restated to give effect to the reverse stock split for all periods presented.

(10)	Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2016, and 2015, no shares of preferred stock had been issued.

(11)	Share-Based Compensation Plans

In 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 100,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2016, the Company had 570 shares outstanding under the 2001 Stock Plan. No further options or other awards have been or will be granted under the 2001 Stock Plan.

In 2007, the Company's 2006 Stock Incentive Plan became effective. A total of 80,321 shares were authorized for issuance under the 2006 Stock Incentive Plan. In 2009, an amendment to the 2006 Stock Incentive Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by 85,000 shares to 165,321. On October 2, 2013, a further amendment to the 2006 Stock Incentive Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by an additional 80,000 shares to 245,321. As of April 30, 2016, the Company had outstanding share-based awards for 130,405 shares of Common Stock under the 2006 Stock Incentive Plan. The Company's employees, officers, directors, consultants and advisors were eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of Common Stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan was 20,000 per calendar year. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan was administered by the Company's board of directors, who were authorized to delegate authority to one or more committees or subcommittees of the board of directors or to the Company's officers. The 2006 Stock Incentive Plan was terminated in December 2015 and unused shares in that Plan were transferred to the 2015 Omnibus Incentive Plan.

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 240,703 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. As of April 30, 2016 the Company has 260,680 shares available for future issuance under the 2015 plan.

The 2015 Plan provides for the grant of stock options, SARs, restricted stock awards, stock unit awards and unrestricted stock awards, dividend equivalent rights, performance share awards or other performance-based awards, other equity-based awards or cash to eligible employees, officers and non-employee directors of the Company or any affiliate of the Company, or any consultant or adviser to the Company. The maximum number of shares of stock subject to Awards that can be granted under the 2015 Plan in any one calendar year to any person, other than a non-employee director, is 75,000. However, incentive stock options may only be granted to employees. The limitation on the amount of shares of stock issuable under the 2015 Plan is subject to adjustment in the event of certain changes in the Company’s capital stock, such as recapitalizations, reclassifications, stock splits, reverse stock splits, spin-offs, combinations of our stock, exchanges of the Company’s stock and other increases or decreases in the Company’s stock without receipt of consideration.

The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan.

A dividend equivalent right is an award entitling the recipient to receive credits based on cash distributions that would have been paid to the recipient on the shares of Common Stock specified in the dividend equivalent right if such shares had been issued to and held by the recipient of the dividend equivalent right as of the record date. A dividend equivalent right may be granted to any grantee under the 2015 Plan, but may not be granted in connection with or related to an award of options or SARs under the 2015 Plan. The terms and conditions of any dividend equivalent right shall be as set forth in the award agreement relating to such right. Unless the committee administering the 2015 Plan otherwise provides in an award agreement, a grantee’s rights in all dividend equivalent rights will automatically terminate upon the grantee’s termination of service with the Company.

Performance-based awards may be granted by the committee administering the 2015 Plan in such amounts and upon such terms as the committee administering the 2015 Plan determines. Generally, performance-based awards will have an actual or target number of shares of Common Stock or initial value that is set by the committee at the time of grant. The committee administering the 2015 Plan has the discretion to set performance goals which, depending on the extent to which they are achieved, will determine the value and/or the number of shares of Common stock subject to a performance-based award that will be paid out to the grantee. The right of a grantee to exercise or receive a grant or settlement of any performance-based award, and the timing thereof, will be subject to the performance conditions specified by the committee, and will entitle the grantee to receive cash or shares of our Common Stock upon the attainment of the specified performance goals over a specified performance period.

Except in connection with a corporate transaction in which the Company is involved, without obtaining stockholder approval, the 2015 Plan may not be amended to reduce the exercise price of such outstanding options or SARs, cancel outstanding options or SARs in exchange for or in substitution of options or SARs with an exercise price that is less than the exercise price of the original options or SARs, or cancel outstanding options or SARs with an exercise price above the current stock price in exchange for cash or other securities.

(a)	Stock Options

A summary of stock options under the plans described above is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(In Years)

Outstanding April 30, 2014	147,229	$55.30	5.9
Exercised	0	0.00
Forfeited	(50,425)	71.10
Granted	11,591	10.20

Outstanding April 30, 2015	108,395	43.20	5.7
Forfeited	(24,230)	29.41
Granted	5,138	4.05

Outstanding April 30, 2016	89,303	31.46	3.6

Exercisable April 30, 2016	75,133	$35.25	2.9

As of April 30, 2016, the total intrinsic value of outstanding and exercisable options was $0. As of April 30, 2016, approximately 13,000 additional options were unvested, which options had no intrinsic value and a weighted-average remaining contractual term of 7.8 years. There was approximately $96,000 and $74,000 of total recognized compensation cost related to employees for stock options during the years ended April 30, 2016 and 2015, respectively. As of April 30, 2016, there was approximately $47,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

Certain options were granted to non-employee directors and consultants during the years ended April 30, 2016 and 2015. The Company has charged compensation expense of approximately $46,000 and $106,000 related to these option grants, respectively, the majority of which relates to non-employee directors. These expenses have been included in selling, general and administrative costs in the accompanying consolidated statements of operations for the years ended April 30, 2016 and 2015, respectively.

During fiscal year 2015, the Company terminated the employment of Chief Executive Officer Charles F. Dunleavy. All outstanding vested and unvested options were forfeited upon termination.

(b)	Restricted Stock

Compensation expense for non- restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During fiscal 2016, the Company granted 4,050 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis. In January 2016, the Board of Directors authorized a modification to certain outstanding restricted stock grants, which converted certain grants with performance-based grants to service based grants. The modification of the restricted stock grants did not have a material impact on the Company’s statement of operations for the fiscal year ended April 30, 2016. Restricted stock issued and unvested at April 30, 2016 included 12,000 shares of unvested restricted stock subjected to performance-based vesting requirements.

A summary of unvested restricted stock under the plans described above is as follows:

		Weighted
		Average
	Number	Price per
	of Shares	Share
Issued and unvested at April 30, 2014	9,761	$22.30

Granted	80,901	6.50
Forfeited	(1,488)	17.10
Vested	(5,090)	21.30

Issued and unvested at April 30, 2015	84,084	7.30

Granted	4,050	3.70
Forfeited	(15,419)	8.00
Vested	(28,693)	7.70
Issued and unvested at April 30, 2016	44,022	$6.51

There was approximately $115,000 and $57,000 of total recognized compensation cost relating to restricted stock granted to employees during the years ended April 30, 2016 and 2015, respectively. Certain shares of restricted stock were granted to non-employee directors during the years ended April 30, 2016 and 2015, with respect to which the Company recorded compensation expenses of approximately $79,000 and $96,000 in 2016 and 2015, respectively. As of April 30, 2016, there was approximately $138,000 of total unrecognized compensation cost related to unvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of one year.

(c)	Treasury Stock

During the years ended April 30, 2016 and 2015, 3,029 and 80 shares of Common Stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(12)	Income Taxes

Loss before income taxes for the years ended April 30, 2016 and 2015 consisted of the following components:

	April 30,
	2016	2015

Domestic	$(14,223,191)	$(12,403,155)
Foreign	(535,287)	(1,958,384)
Total loss before income taxes	$(14,758,478)	$(14,361,539)

The components of income taxes (benefit) for the years ended April 30, 2016 and 2015 were as follows:

	April 30,
	2016		2015

Current:
Federal	$	−	$	−
State		(1,674,862)		(1,137,872)
Foreign		−		−
Total current		(1,674,862)		(1,137,872)

Deferred:
Federal		−		−
State		−		−
Foreign		−		−
Total deferred		-		-
Total income tax benefit		$(1,674,862)		$(1,137,872)

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax rate of 34% to loss before income taxes as a result of the following:

	April 30
	2016	2015

Computed expected tax benefit	(34)%	(34)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefits	6	(5)
Federal research and development tax credits	(3)	(1)
Foreign rate differential	1	1
Other non-deductible expenses	5	3
Proceeds of sale of New Jersey tax benefits	(11)	(8)
Others	13	8
Increase in valuation allowance	12	28
Income tax benefit	(11)%	(8)%

 Significant Components of Deferred Taxes

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred tax assets and deferred tax liabilities are presented below.

	April 30,
	2016	2015

Defered tax assets:
Federal net operating loss carryforwards	$40,540,000	$37,135,000
Foreign net operating loss carryforwards	4,393,000	5,952,000
State operating loss carryforwards	1,375,000	2,175,000
Federal and New Jersey research and development tax credits	2,708,000	2,392,000
Stock compensation	732,000	799,000
Unrealized foreign exchange loss	536,000	518,000
Accrued expenses	1,324,000	730,000
Other	945,000	1,087,000

Gross Deferred tax assets	52,553,000	50,788,000

Valuation allowance	(52,553,000)	(50,788,000)

Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or are utilized. As of April 30, 2016 and 2015, based upon the level of historical taxable losses, valuation allowances of $52,553,000 and $50,788,000, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $1,765,000 and $4,032,000 during the years ended April 30, 2016 and 2015, respectively.

As of April 30, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $119,235,000, which begin to expire in fiscal 2019. The Company also had federal research and development tax credit carryforwards of approximately $2,640,000 as of April 30, 2016, which begin to expire in 2019. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company's U.S. initial public offering in April 2007. The Company's annual Section 382 limitation is approximately $3,300,000. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carryforwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year's available limitation. Such limitation only applies to net operating losses incurred in periods prior to the ownership change. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2016, the Company had state net operating loss carryforwards of approximately $24,034,000 which begin to expire in 2025, which also may be limited to utilization limitations. As of April 30, 2016, the Company had foreign net operating loss carryforwards of approximately $19,703,000. The ability to utilize these carryforwards may also be limited in the event of a significant change to ownership.

During the years ended April 30, 2016 and 2015, the Company sold New Jersey State net operating losses in the amount of $19,705,000 and $14,004,000, respectively, resulting in the recognition of income tax benefits of $1,675,000 and $1,138,000, respectively, recorded in the Company’s Statement of Operations.

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At April 30, 2016 and 2015, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

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

The Company leases office, laboratory, manufacturing and other space in Pennington, New Jersey under an operating lease that expires on December 31, 2017. Rent expense under operating leases was approximately $253,000 and $295,000 for the years ended April 30, 2016 and 2015, respectively. Future minimum lease payments under this operating lease as of April 30, 2015 are as follows:

Year ending April 30,
2017	$244,000
2018	163,000
$407,000

Shareholder Litigation and Demands

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

On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to the Company’s technology and a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project"). The third amended class action complaint seeks unspecified monetary damages and other relief. On November 5, 2015, defendants filed a motion to dismiss the third amended class action complaint. The lead plaintiff filed a brief in opposition to the motion on December 7, 2015, and defendants filed a reply in support of the motion on December 21, 2015. The Court has not yet ruled on the motion. On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3,000,000 in cash, of which the Company will pay $500,000 and the Company’s insurer will pay $2,500,000, and the issuance by the Company of 380,000 shares (valued at $596,000 on the date the Stipulation was signed by the parties) of its Common Stock to the class members. In connection with the settlement, the parties have agreed to execute mutually agreeable releases. On June 7, 2016, the Court entered an Order Granting Preliminary Approval of Settlement. The Court has scheduled a hearing for November 14, 2016 to determine, among other things, whether to grant final approval of the settlement. The amounts agreed in the Stipulation agreement, including the amount to be contributed by our insurance carrier, have been reflected in the Company’s Consolidated Financial Statements as of April 30, 2016.

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

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief. On September 2, 2015, the plaintiff and all the defendants agreed to stay the Rywolt derivative lawsuit pending action in the consolidated class action securities litigation discussed above (namely, a court order denying any motions to dismiss the commencement of discovery, a joint request to lift the stay, or further order of the court). In addition, on September 2, 2015, the plaintiffs in the Labare and Rywolt derivative lawsuits filed an unopposed motion to consolidate the two actions. On February 8, 2016, the Court entered an order (i) consolidating the Labare and Rywolt actions; (ii) appointing Labare and Rywolt as co-lead plaintiffs; (iii) appointing The Rosen Law Firm P.C. as lead counsel; and (iv) directing the co-lead plaintiffs to file a consolidated amended complaint within 30 days of the order. The co-lead plaintiffs filed a consolidated complaint on March 9, 2016. Defendants have not responded to the consolidated complaint because of the pending stay.

On April 21, 2016, a third derivative lawsuit, captioned LaCalamito v. Dunleavy, et al., Case No. 3:16-cv-02249, was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty relating to the now terminated agreement between VWP and ARENA. The LaCalamito complaint seeks unspecified monetary damages and other relief. The Company has not been formally served and has not yet responded to the complaint.

On June 9, 2016, a fourth derivative lawsuit, captioned Pucillo v. Dunleavy, et al., was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, unjust enrichment, and  abuse of control relating to the now terminated agreement between VWP and ARENA. The Pucillo complaint seeks unspecified monetary damages and other relief.  The Company has not been formally served and has not yet responded to the complaint.

The Company and certain of its current directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of the Company’s Certificate of Incorporation and By-laws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the current provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint seeks declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. Defendants have not yet responded to the Complaint. By Unanimous Written Consent dated June 17, 2016, the Company’s Board of Directors amended the Company’s By-laws to delete the “only for cause” requirement, thereby allowing for removal of directors with or without cause by the Company’s stockholders.  In addition, the Board proposed, subject to approval by the Company’s stockholders at the next annual general meeting of stockholders, a similar amendment to the director removal provision in the Company’s Certificate of Incorporation.  On June 22, 2016, the parties to this lawsuit submitted a Stipulation and Proposed Order Staying Proceedings that (1) stays the case pending the stockholder vote on the proposed amendment to the Company’s Certificate of Incorporation; (2) provides for dismissal of the action with prejudice if the stockholders approve the amendment, subject to plaintiff’s right to make a fee application to the court and defendants’ right to oppose any such application; and (3) provides for the stay to be lifted and the action to resume, without waiver of any parties’ rights, if the stockholders do not approve the amendment. The Court approved the Stipulation on June 30, 2016.

Employment Litigation

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

Except for the Stipulation agreement noted previously, we have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings, and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

SEC Subpoena

On February 4, 2015, the Company received a subpoena from the SEC requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena. As part of the same investigation, on July 12, 2016, the SEC issued a second subpoena requesting information related to the Company’s April 4, 2014 public offering and we are working to respond to that subpoena. The SEC investigation is ongoing and the Company continues to cooperate with the SEC in its investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued letters of credit in the amount of €218,059 ($249,543) and €278,828 ($307,492) in 2016 and 2015 respectively, at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014, March 2015 and September 2015, the Company received partial refunds of the amount under dispute and continues to expect that this matter will be resolved in the Company’s favor.

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. We have not established any provision for losses related to this matter.

(14)   Operating Segments and Geographic Information

The Company's business consists of one segment as this represents management's view of the Company's operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers.

Geographic information is as follows:

	Year Ended April 30, 2016

	North America	Europe	Asia and Australia	Total
Revenues from external customers	$704,820	$-	$-	$704,820
Operating loss	(14,401,553)	(295,518)	(160,912)	(14,857,983)
Long-lived assets	273,049	-	-	273,049
Total assets	$9,553,033	$395,389	$402,704	$10,351,126

	Year Ended April 30, 2015

	North America	Europe	Asia and Australia	Total
Revenues from external customers	$4,105,424	$-	$-	$4,105,424
Operating loss	(12,294,263)	(1,126,109)	(866,188)	(14,286,560)
Long-lived assets	262,985	913	-	263,898
Total assets	$17,899,273	$597,796	$373,817	$18,870,886

(15)   Subsequent Event

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company has agreed to sell an aggregate of 417,000 shares of Common Stock together with warrants to purchase up to an aggregate of 145,952 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $4.60. The net proceeds to the Company from the offering were approximately $1.6 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, will be exercisable on the date that is six months and one day from the date of issuance, and will expire five years following the date of issuance.

Pursuant to an agreement dated June 2, 2016 (the “Placement Agency Agreement”), the Company engaged Roth Capital Partners, LLC and Rodman & Renshaw, a unit of H. C. Wainwright & Co., LLC (the “Placement Agents”) to act as placement agents in connection with the issuance and sale of the shares and warrants. The Company paid the Placement Agents approximately $116,000 as placement agent fees in connection with the sale of securities in the offering. The Company also reimbursed the Placement Agents $35,000 for their out of pocket and legal expenses in connection with the offering.