Form 10-K/A
period 2016-04-30
Ocean Power Technologies, Inc.
filed 2016-07-22
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 001-33417

Delaware (State or other jurisdiction of incorporation or organization)	22-2535818 (I.R.S. Employer Identification No.)

1590 REED ROAD
PENNINGTON, NJ 08534

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (609) 730-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.001	Name of Exchange on Which Registered The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $4.1 million based on the closing sale price of the registrant’s common stock on that date as reported on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock as of June 30, 2016 was 2,511,850 (excluding 380,000 shares issuable under a pending litigation settlement).

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) hereby amends the Annual Report on Form 10-K for the fiscal year ended April 30, 2016, which Ocean Power Technologies, Inc. (the “Company”“ “we” or “us”) previously filed with the Securities and Exchange Commission (“SEC”) on July 15, 2016 (the “Original Form 10-K”). We are filing this amendment to include the information required in Part III, Items 10 through 14, that was previously omitted from the Original Form 10-K and to amend Part IV, Item 15 of the Original Form 10-K, with the only change being the filing of new certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial and accounting officer. Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

3

Table of Contents

Page

EXPLANATORY NOTE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	2

ITEM 11. EXECUTIVE COMPENSATION	8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	20

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	21

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	23

SIGNATURES

i

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

Name	Age	Position(s) with Ocean Power Technologies, Inc.	Served as Director From

Terence J. Cryan	53	Chairman of the Board	2012

Dean J. Glover	50	Vice Chairman and Independent Director	2014

George H. Kirby	46	Chief Executive Officer and Director	2015

Robert J. Burger	52	Independent Director	2015

Steven M. Fludder	56	Independent Director	2016

Robert K. Winters	48	Independent Director	2016

Terence J. Cryan has been a member of the OPT Board of Directors since October 2012. Mr. Cryan was our lead independent director from October 2013 to June 2014 when he became Chairman of the Board. Since September 2001, Mr. Cryan has been Co-founder and Managing Director of Concert Energy Partners, LLC, an investment and private equity firm with a focus on the traditional and alternative energy, power and natural resources industries. In addition to his responsibilities at Concert Energy Partners, Mr. Cryan has served on the boards of directors of a number of publically traded companies including, Uranium Resources, Inc., from 2006 to 2016; Global Power Equipment Group Inc., since 2008; Superior Drilling Products, since May 2014; Gryphon Gold Corporation from 2009 to 2012; and The Providence Service Corporation from 2009 to 2011. Mr. Cryan previously served as President and Chief Executive Officer of Medical Acoustics, LLC from 2007 through 2010. From September 2012 until April 2013, Mr. Cryan also served as interim President and CEO of Uranium Resources, Inc., and was elected as Chairman of the Board of Directors of Uranium Resources, Inc. in June 2014 and served until March 2016. Mr. Cryan has been President and CEO of Global Power Equipment Group Inc., since March 2015. Between 1990 and 2001, Mr. Cryan was a Senior Managing Director in the investment banking department at Bear Stearns & Co. Inc. in New York City and a Managing Director at Paine Webber/Kidder Peabody in both New York City and London. Prior to joining our Board of Directors, Mr. Cryan was a member of our Board of Advisors. Mr. Cryan earned his Bachelor of Arts degree from Tufts University in 1983 and a Master’s of Science degree in Economics from The London School of Economics in 1984. In December 2014, Terence Cryan was named a Board Leadership Fellow by the National Association of Corporate Directors. We believe Mr. Cryan’s qualifications to sit on our Board of Directors include his significant experience in financial matters, his prior board and executive experience at other companies, his broad energy industry background and his extensive expertise in financings, mergers and acquisitions.

Dean J. Glover became a member of the Board of Directors in October 2014, replacing the retired Mr. Preston, and he was elected as Vice Chairman of the Board in July 2016. Mr. Glover has been the President & CEO of MIRATECH Group since 2014. Prior to this, he was Senior Vice President and President of the Products Division of Global Power Equipment Group Inc. Mr. Glover joined Global Power in December 2005 as Chief Operating Officer of Braden Manufacturing. Prior to joining Global Power, Mr. Glover led the global supply chain and manufacturing for Diebold Inc. Prior to this Mr. Glover spent 13 years with General Electric in various managerial and technical roles and is a certified Six Sigma Master Black belt. Mr. Glover currently serves as a director of Oklahoma Scholastic Organization, a non-profit organization. Mr. Glover holds a bachelor’s degree in Mechanical Engineering from the University of Nebraska and an M.B.A. from the Kellogg Graduate School of Management, Northwestern University. Mr. Glover has extensive international experience having lived in various international locations for most of his career. Mr. Glover has over 25 years of commercial and technical experience in industry. We believe Mr. Glover’s qualifications to sit on our Board of Directors include his significant managerial, commercial and technical experience in the energy industry.

George H. Kirby has served as our President, Chief Executive Office and a member of the Board of Directors since January 20, 2015, replacing Interim Chief Executive Officer David L. Keller. Prior to this, he joined AECOM Technology Corporation (NYSE: ACM) a leading provider of engineering, procurement and construction (“EPC”) services in September 2013 as Senior Vice President. In this role, he led their Energy Business Line for the north U.S. region providing services for utilities, power transmission and generation developers, and large industrial energy efficiency end-users. Prior to AECOM, he joined SAIC Energy, Environment, & Infrastructure (NYSE: SAIC) in January 2012 a global leader in solutions for national security, healthcare and engineering, as Managing Director for their Asset Transactions group providing power generation investors and developers with technical and market consulting and advisory services, and was promoted to Vice President in 2013 providing EPC services to Investor Owned Utilities. In 2009, he joined American Superconductor (NASDAQ: AMSC) as Director of Global Sales and was promoted to Managing Director of the Americas and Australia in 2011. From 2000 to 2009, Mr. Kirby held significant leadership roles at General Electric in both GE Energy and GE Capital (NYSE: GE) in product development, global sales, quality and project finance. In June 2016, Mr. Kirby was elected to the Board of Trustees of the Sea Research Foundation, a non-profit organization in Mystic, Connecticut. Mr. Kirby previously served as a director of Blade Dynamics, LLC from April to December 2011, and Schooner, Inc. from June to October 2012. We believe Mr. Kirby’s significant leadership experience in energy industries qualifies him to serve on our Board of Directors.

Robert J. Burger became a member of the Board of Directors on May 8, 2015. Mr. Burger has a broad range of international executive experience in both the alternative and traditional energy industries, and is currently on the Board of Directors for Victory Energy Operations, LLC, a Saw Mill Capital Company. Victory Energy designs and manufactures industrial boilers for the power and chemical industries. On June 1, 2016, Mr. Burger became President of Koontz Wagner Custom Control Holdings. From 2012 through 2015, Mr. Burger served as President and CEO of MAN Diesel & Turbo North America Inc., based in Houston, TX, a subsidiary of the German multi-national corporation, MAN SE. MAN is the world’s leading provider of large-bore diesel engines for use in ships and power stations, and a top provider of turbo-machinery for oil & gas, chemical, and industrial applications. From 2007 to 2012, Mr. Burger was with LM Wind Power, a Danish company and the world’s largest independent provider of wind turbine blades and service. He served as President of LM’s Service Americas business, based in Portland, OR, and prior to that as Director of Global Service, based at LM’s corporate headquarters in Amsterdam, The Netherlands. From 2005 to 2007, Mr. Burger led Aerisyn, LLC, a start-up fabricator of wind turbine towers based in Chattanooga, TN. Mr. Burger’s corporate career began in the energy division of General Electric, where he rose through the ranks to lead their Gas Turbine Product Service business worldwide, serving in various engineering, production, quality, and customer service roles along the way. Prior to GE, Mr. Burger was an officer in the U.S. Navy, driving ships and managing the ship’s power plant for several years, including a three-year tour in Japan, and then specializing in large-scale shipyard engineering, repair, and modification projects, to include underwater salvage. He was a fully-qualified U.S. Navy Diving Officer. Mr. Burger holds two graduate degrees in Mechanical Engineering, both an M.S. and a D.Mech. Eng., from the Naval Postgraduate School in Monterey, CA, where he did extensive postgraduate work in total ship systems design. He is a graduate of the U.S. Naval Academy, where he earned a B.S. in Ocean Engineering. We believe Mr. Burger’s qualifications to serve on our Board of Directors include his broad range of executive experience in both alternative and traditional energy industries.

Steven M. Fludder became a member of the Board of Directors on May 5, 2016. Mr. Fludder brings more than 30 years of global executive leadership in energy and infrastructure markets. He is currently Chief Executive Officer with alpha-En, a publicly traded innovative clean technology company focused on enabling next generation battery technologies by developing high purity lithium products. Prior to alpha-En, Mr. Fludder was Chief Executive of AECOM’s global Energy and Water practice. Prior to AECOM, he was Senior Executive Vice President, Division General Manager and Samsung group officer where he was head of worldwide sales and marketing for Samsung Engineering, a global engineering, procurement and construction (EPC) firm serving a broad range of energy industries including power, oil & gas, petrochemicals, and metallurgy. He was subsequently President of Samsung Techwin Power Systems Division. Prior to Samsung, Mr. Fludder served as a Vice President and General Electric corporate officer where he led GE’s companywide environmental business initiative “ecomagination”. Earlier in his career at GE, Mr. Fludder held executive leadership roles in the Water, Energy Services, Energy China, and Aircraft Engines divisions. He has significant experience scaling and growing energy related technology businesses through start-ups, acquisitions and turnarounds. Mr. Fludder holds a Master’s degree in Mechanical Engineering from the Massachusetts Institute of Technology, a bachelor’s degree in Mechanical Engineering from Columbia University, and a second Bachelor of Science degree from Providence College.

Robert K. Winters became a member of the Board of Directors on May 5, 2016. Robert Winters has been a Executive Vice President and G.M. of Alpha IR Group since September, 2015. He established and is running the NYC office for Chicago-based firm, which specializes in providing strategic counsel to small- and mid-cap U.S. companies across a broad range of industries. Prior to this, he was a partner and portfolio manager at Zesiger Capital Group, LLC for 14 years; Zesiger Capital Group, LLC is an investment advisor based in NYC, catering to both large institutional clients and high net-worth individuals. Zesiger’s investment strategy during Mr. Winters’ tenure was to take concentrated, long-term investment positions in small-and mid-cap stocks in the U.S., as well as in select emerging and frontier markets. Additionally, Mr. Winters managed fixed income investments on behalf of clients at Zesiger, as well as private investments; Mr. Winters sat on the boards of several private portfolio companies during his time at Zesiger. Prior to his work at Zesiger Capital Group, LLC, Mr. Winters worked as a Managing Director and Senior Natural Resource analyst for almost 10 years at Bear, Stearns & Co., Inc., where he focused on energy, metals and mining. Mr. Winters began his finance career at CS First Boston following his work as an international trade analyst with Kilpatrick & Cody in Washington, D.C. Mr. Winters served as a director of LRM Industries International from 2009 until 2014 Mr. Winters graduated from Georgetown University in 1990 with a dual major in International Relations and History.

Executive Officers

We have one executive officer who is not a director:

Name	Age	Position with Ocean Power Technologies, Inc.

Mark A. Featherstone	54	Chief Financial Officer and Treasurer

Mark A. Featherstone has served as our Chief Financial Officer since December 2013. Prior to joining OPT, Mr. Featherstone worked for a number of publicly-held and privately-owned industrial and consumer manufacturing and distribution companies.  From May 2013 to December 2013, Mr. Featherstone served as Chief Financial Officer of Heat Transfer Products LLC, a private equity owned commercial refrigeration components manufacturer. From June 2012 to May 2013, Mr. Featherstone was an independent consultant specializing in interim CFO services, financial statement restatements and debt restructuring.  From 2001 to June 2012, Mr. Featherstone was employed by Quaker Chemical Corporation, a NYSE-listed specialty chemical manufacturer, serving as CFO from 2007 until June 2012. Mr. Featherstone began his career at the international accounting firm of Arthur Andersen & Company. Over his career, Mr. Featherstone has raised both debt and equity, has overseen mergers, acquisitions, and divestitures as well as been responsible for financial reporting and other matters. Mr. Featherstone holds a Master of Business Administration degree from Drexel University and a bachelor’s degree in Accounting from Pennsylvania State University.

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

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of the Company and our stockholders. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:

●	the Board’s principal responsibility is to oversee the management of Ocean Power Technologies, Inc.;

●	a majority of the members of the Board shall be independent directors;

●	the non-employee directors shall meet regularly in executive session;

●	directors have full and free access to management and, as necessary and appropriate, independent advisors; and

●	the Board and its committees will conduct a self-evaluation as needed to determine whether they are functioning effectively.

Meetings of the Board of Directors

The Board of Directors held twelve meetings during fiscal year 2016. During fiscal year 2016, each director attended at least 75% of the aggregate of the total number of meetings of (a) the Board of Directors and (b) the committees on which such director served.

Our corporate governance guidelines provide that directors are expected to attend the Annual Meeting of Stockholders. All directors attended the 2016 Annual Meeting of Stockholders.

Board Leadership Structure

The Board of Directors is led by the chairman, and currently Mr. Cryan is serving as the Chairman. Mr. Glover serves as the Vice Chairman. The Board of Directors has also established the position of Chief Executive Officer (CEO), and currently Mr. Kirby is serving as CEO. The Board of Directors recognizes that, depending on the circumstances, other leadership structures might be appropriate. Accordingly, the Board of Directors periodically reviews its leadership structure.

Board Committees

Our Board of Directors has established four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Health, Safety and Environment Committee. Each committee operates under a charter that has been approved by the Board. The charters of all Board committees are available on our website at www.oceanpowertechnologies.com.

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

Audit Committee.  The current members of our Audit Committee are Terence J. Cryan, Dean Glover, and Robert Burger. Mr. Glover served as the chair of the committee since 2015 and he serves as the audit committee financial expert. Effective September 8, 2016, Messrs. Cryan and Burger will rotate off the committee and Steven Fludder and Robert Winters will join the committee. The Audit Committee met four times in fiscal year 2016.

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

Compensation Committee.  The current members of our Compensation Committee are Terence J. Cryan, Robert Burger and Steven Fludder. Mr. Burger is the chair of the committee. Our Compensation Committee assists our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers.

Our Compensation Committee’s responsibilities include: reviewing and approving, or making recommendations to the Board of Directors with respect to, our chief executive officer and other executive officers’ compensation; evaluating the performance of our executive officers and reviewing and approving, or making recommendations to the Board of Directors with respect to, overseeing and administering, and making recommendations to the Board of Directors with respect to, our cash and equity incentive plans. The Compensation Committee met six times in fiscal year 2016.

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. To date, the Compensation Committee has utilized independent salary surveys and consultants to evaluate executive officer compensation.

Nominating and Corporate Governance Committee.  The members of our Nominating and Corporate Governance Committee are Terence J. Cryan, Dean Glover and Robert Burger. Mr. Cryan is the chair of the committee.

Our Nominating and Corporate Governance Committee’s responsibilities include: recommending to the Board of Directors the persons to be nominated for election as directors or to fill vacancies on the Board of Directors and to be appointed to each of the Board’s committees; overseeing an annual review by the Board of Directors with respect to management succession planning; developing and recommending to the Board of Directors corporate governance principles and guidelines; overseeing periodic evaluations of the Board of Directors; and reviewing and making recommendations to the Board of Directors with respect to director compensation. The Nominating and Corporate Governance Committee met three times in fiscal year 2016.

Health, Safety and Environment Committee. The current members of our Health, Safety and Environment Committee are Robert Burger, George Kirby and a member of the Company’s senior management team. Mr. Burger is chair of the committee. The committee assists the Board of Directors in fulfilling its oversight responsibilities by assessing the effectiveness of the Company’s programs and initiatives that support the health, safety, and environment, sustainability, and security policies, programs, and practices of the Company. In addition, the HSE Committee advises the Board on matters impacting the Company’s health, safety and environment responsibilities and the Company’s public reputation. The Health, Safety and Environment Committee met three times in fiscal year 2016.

Risk Oversight

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board of Directors regularly reviews information regarding the Company’s financial position and operations, as well as the risks associated with each. While the Board of Directors is ultimately responsible for risk oversight at the Company, our Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Nominating and Corporate Governance Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks associated with the Board organization, membership and structure of the Board of Directors, succession planning for our directors and executive officers, and corporate governance. Our Health, Safety and Environment Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the Company’s health, safety and environment policies, program and practices.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued there under, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal year 2015 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

Each non-employee director annually receives $45,000 and typically is offered a choice of either (a) an option worth $50,000, based on the Black-Scholes formula, to purchase shares of Common Stock that vests 100% on the first anniversary of the grant, or (b) Common Stock worth $50,000, which vests in equal installments over three years. The Nominating and Corporate Governance Committee evaluates these forms and amounts of compensation on an annual basis. Each non-employee director also receives a per annum supplement ranging from $2,000 to $9,600 for each committee that they chair. In addition, the Chairman of the Board annually receives an additional $30,000.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our Board of Directors.

The following table summarizes compensation paid to our non-employee directors in fiscal year 2016.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock and Option Awards ($)		All Other Compensation ($)	Total ($)
Terence J. Cryan	82,620	—	(1)	—	82,620

David L. Keller	22,500	—	(1)	—	22,500

Eileen M. Competti	48,778	—	(1)	—	48,778

Dean J. Glover	52,200	—	(1)	—	52,200

Robert J. Burger	44,270	20,833	(1)	—	65,103

Steven M. Fludder (2)	—	—		—	—

Robert K. Winters (2)	—	—		—	—

(1)

The amount of $20,833 for Mr. Burger represents the fair value of shares on May 8, 2015, the date of the grant, in accordance with Accounting Standards Codification (ASC) No. 718, Compensation – Stock Compensation (ASC) 718. The stock option award was granted to Mr. Burger in fiscal 2016 for service on the Board of Directors for the Board service year ended October 2015. Other members of our Board of Directors received stock options or restricted stock awards in fiscal 2015 for the Board service year ended October 2015.

(2)	Mr. Fludder and Mr. Winters joined the Board of Directors on May 5, 2016, and did not receive any compensation for fiscal year 2016.

	Restricted Stock Awards	Option Awards	Total

Mr. Cryan (1)	—	—	—

Mr. Keller (2)	—	—	—

Ms. Competti (3)	—	—	—

Mr. Glover (1)	—	—	—

Mr. Burger (1)	—	5,139	5,139

Mr. Fludder (4)	—	—	—

Mr. Winters (4)	—	—	—

(1)	No stock options or restricted stock awards were granted to the Board of Directors in fiscal year 2016 for the Board service year ending October 2016.

(2)	Mr. Keller served on the Board of Directors during fiscal year 2016 until October 22, 2015.

(3)	Ms. Competti service on the Board of Directors during fiscal year 2016 until March 3, 2016.

(4)	Mr. Fludder and Mr. Winters joined the Board of Directors on May 5, 2016, and did not receive any restricted stock awards or option awards for fiscal year 2016.

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

Determining and Setting Executive Compensation

Working with the Compensation Committee, our management develops our compensation plans by utilizing publicly available compensation and on-line survey data for a broad selection of national and regional companies, which we believe are generally comparable to the Company in terms of public ownership, organization structure, size and stage of development, and against which we believe we may compete for executive talent. The results of these analyses are reviewed with and approved by the Compensation Committee annually. We believe that these compensation practices provide us with appropriate compensation guidelines. The Compensation Committee generally targets compensation for our executives near the median range of compensation paid to similarly situated executives in comparable companies covered by the on-line survey data. Other considerations, including market factors, the unique nature of our business and the experience level of an executive, may dictate variations to this general target.

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

Summary Compensation Table

The following table sets forth the compensation paid or accrued to our named executive officers, as set forth below, during each of our two last completed fiscal years which ended April 30, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)	Restricted Stock Awards ($)		All Other Compensation ($)		Total ($)
		(a)	(b)		(c)	(d)

George H. Kirby	2016	360,000	55,000	(e)	—			32,409	(f)	447,409
Chief Executive Officer	2015	102,414	—		—	85,800	(d)	58,315	(f)(g)	246,529

Mark A. Featherstone	2016	283,587	68,000	(e)	—	-		6,801	(h)	358,388
Chief Financial Officer	2015	274,388	—		—	57,300	(d)	3,430	(h)	335,118

David R. Heinz	2016	211,789	97,062	(e)	—			95,965	(h)(i)	404,816
Chief Operating Officer	2015	304,553	—		—	57,300	(d)	28,028	(h)(i)	389,881

(a)

Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements, due to increases in salary levels and payments for unused vacation during each fiscal year.

(b)

The amounts in this column reflect cash bonuses earned by the named executive officers for performance during the applicable fiscal year. All bonuses for named executive officers are entirely discretionary and have not been determined as of the date of this filing for fiscal year 2016.

(c)

The entries in the option awards column reflect the grant date fair value of the awards for fiscal years 2016 and 2015, as applicable, for financial statement reporting purposes in accordance with Accounting Standards Codification (ASC) No. 718, Compensation — Stock Compensation , excluding forfeiture assumptions, and utilizing the Black-Scholes method. See Note 2(l) of the Notes to Consolidated Financial Statements for a discussion of the relevant assumptions used to determine the valuation of our stock options for accounting purposes.

(d)

The amounts in this column reflect grant date fair value of the awards for fiscal years 2016 and 2015, as applicable, for financial statement reporting purposes in accordance with Accounting Standards Codification (ASC) No. 718, Compensation — Stock Compensation . See Notes 2(l) and 11 of the Notes to Consolidated Financial Statements, for a discussion regarding the valuation of our restricted stock for accounting purposes.

(e)

This amount represent bonuses paid by the Company to the named executive officers in fiscal year 2016 relating to fiscal year 2015. The bonuses paid with respect to fiscal year 2015 were not previously reported in the Company’s Annual Report on Form 10-K for fiscal year 2015.

(f)	This amount of $8,315 and $32,409 for fiscal year 2015 and 2016, respectively, is for eligible relocation expenses in accordance with Mr. Kirby’s Employment Agreement.

(g)	This amount includes a one-time starting bonus of $50,000.

(h)	In each case, reflects Company 401(k) plan matching contributions.

(i)

This amount includes $24,964 in fiscal year 2015 for eligible relocation expenses in accordance with Mr. Heinz’s Employment Agreement, and $89,376 in severance payments in fiscal year 2016, which includes $1,609 in relocation expenses as per severance agreement.

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

Mark A. Featherstone — Chief Financial Officer and Treasurer

Under an agreement entered into on November 26, 2013, Mr. Featherstone is entitled to an annual base salary of $270,000 subject to adjustment upon annual review by our Board of Directors. Mr. Featherstone’s base salary has been adjusted by our Board of Directors and was increased to $274,388 effective May 1, 2014. Mr. Featherstone is also eligible to earn discretionary incentive bonuses and incentive compensation.

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

David R. Heinz — Former Chief Operating Officer

On December 21, 2015, the Company terminated the employment of Mr. Heinz effective January 15, 2016. Under the terms of his agreement with the Company dated December 30, 2013, as amended by agreement dated December 18, 2015, Mr. Heinz was entitled to receive six months of severance pay and certain other benefits conditioned upon the execution and delivery of a Separation Agreement and General Release (“Release”) with the Company containing customary terms and conditions. Mr. Heinz executed the Release and the Company has made the required payments to Mr. Heinz.

Charles F. Dunleavy — Former Chief Executive Officer

On June 9, 2014, Mr. Dunleavy was terminated for cause as an employee of the Company. Mr. Dunleavy did not receive any severance payments under his employment agreement with the Company. Mr. Dunleavy forfeited all vested and unvested stock options upon termination.

Stock Option and Other Compensation Plans

2001 Stock Plan

Our 2001 Stock Plan was adopted by our Board of Directors and approved by our stockholders on August 24, 2001. The 2001 Stock Plan provided for the grant of incentive stock options, non-statutory options, restricted stock awards and stock awards. A maximum of 1,500,000 shares of Common Stock are authorized for issuance under our 2001 Stock Plan. Our employees, officers, directors, consultants and advisors were eligible to receive awards under our 2001 Stock Plan; however, incentive stock options could only be granted to our employees.

Our Board of Directors administered our 2001 Stock Plan. Pursuant to the terms of our 2001 Stock Plan, and to the extent permitted by law, our Board could delegate administrative authority to a committee composed of two or more of our non-executive directors. Our Board of Directors, or a committee to whom the Board of Directors delegates authority, selected the recipients of awards and determined:

●	the number of shares of Common Stock covered by options and the dates upon which the options become exercisable;

●	the exercise price of options;

●	the duration of the options; and

●	the terms and conditions of awards, including transfer restrictions, conditions for repurchase and rights of first refusal.

The 2001 Stock Plan provided that outstanding options shall become fully exercisable if we underwent a fundamental transaction, as defined in the 2001 Stock Plan, and the successor entity did not assume the options under the 2001 Stock Plan or substitute equivalent options.

As of April 30, 2016, options to purchase 570 shares of our Common Stock at a weighted average exercise price of $138.00 were outstanding under our 2001 Stock Plan. No further stock options or other awards have been granted under the 2001 Stock Plan since the effective date of our 2006 Stock Incentive Plan described below.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan was adopted by our Board of Directors on December 7, 2006, was approved by our stockholders on January 12, 2007 and became effective on April 24, 2007. The 2006 Stock Incentive Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-unit awards. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 85,000 shares to 165,321 shares. In 2010, our Board of Directors approved amending and restating the 2006 Stock Incentive Plan to make certain adjustments, including imposing minimum performance periods for performance awards and minimum vesting periods for time-based awards, a requirement that we obtain stockholder approval prior to certain option and stock appreciation right repricing actions, and limiting the situations in which vesting periods may be waived or accelerated. This amendment and restatement did not require the approval of our stockholders. On October 2, 2013, a further amendment to the 2006 Stock Incentive Plan was approved by the Company’s Stockholders, increasing the aggregate number of shares authorized for issuance by an additional 80,000 shares to 245,321.

Our employees, officers, directors, consultants and advisors were eligible to receive awards under our 2006 Stock Incentive Plan; however, incentive stock options could only be granted to our employees. The maximum number of shares of Common Stock with respect to which awards could be granted to any participant under our 2006 Stock Incentive Plan was 200,000 per calendar year.

Our 2006 Stock Incentive Plan was administered by our Board of Directors. Pursuant to the terms of our 2006 Stock Incentive Plan, and to the extent permitted by law, our Board of Directors could delegate authority to one or more committees or subcommittees of the Board of Directors or to our officers. Our Board of Directors or any committee to whom the Board of Directors delegates authority selected the recipients of awards and determined:

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

If our Board of Directors delegated authority to an officer, the officer had the power to make awards to all of our employees, except to executive officers. Our Board of Directors fixed the terms of the awards to be granted by such officer, including the exercise price of such awards, and the maximum number of shares subject to awards that such officer could make.

If a merger or other reorganization event occurred, our Board of Directors could provide that all of our outstanding options are to be assumed or substituted by the successor corporation. Our Board of Directors could also provide that, in the event the succeeding corporation did not agree to assume, or substitute for, outstanding options, then all unexercised options would become exercisable in full prior to the completion of the event and that these options would terminate immediately prior to the completion of the merger or other reorganization event if not previously exercised. Our Board of Directors could also provide for cash out of the value of any outstanding options.

No awards could be granted under our 2006 Stock Incentive Plan after December 6, 2016, but the vesting and effectiveness of awards granted before that date could extend beyond that date. Our Board of Directors could amend, suspend or terminate our 2006 Stock Incentive Plan at any time, except that stockholder approval would be required for any revision that would materially increase the number of shares reserved for issuance, expand the types of awards available under the plan, materially modify plan eligibility requirements, extend the term of the plan or materially modify the method of determining the exercise price of options granted under the plan, or otherwise as required to comply with applicable law or stock market requirements.

As of April 30, 2016, options to purchase 88,733 shares of our Common Stock at a weighted average exercise price of $42.29 were outstanding under our 2006 Stock Incentive Plan.

As of April 30, 2016, we had granted 120,019 shares of restricted Common Stock under our 2006 Stock Incentive Plan, of which 41,672 remain outstanding.

Once the 2015 Omnibus Incentive Plan (discussed below) was approved by the stockholder on October 22, 2015, no further stock options or other awards were awarded under the 2006 Stock Incentive Plan.

2015 Omnibus Incentive Plan

On August 17, 2015, the Board of Directors approved, subject to the receipt of stockholder approval, the Ocean Power Technologies, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”). On October 22, 2015, the stockholders approved the 2015 Plan and the 2006 Stock Incentive Plan was terminated.

The 2015 Plan provides for the issuance of up to 200,000 shares of our Common Stock (this number of shares reflects the reverse stock split of 1-for-10 that became effective after October 28, 2015), plus (i) the number of shares of Common Stock available for issuance under our 2006 Stock Incentive Plan, as amended, as of the date on which the 2015 Plan was approved by our stockholders (ii) plus the number of shares of our Common Stock related to awards under the 2006 Plan which terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares. At inception, the total number of shares of our Common Stock for issuance under our 2016 Plan was 240,703, of which 76,318 shares were available for issuance as of June 30, 2016. The purpose of the 2015 Omnibus Incentive Plan is to provide our eligible employees, officers, directors, consultants, advisers and other eligible persons with an incentive to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the long-term growth and profitability of the Company to benefit our stockholders and other important stakeholders, including our employees and customers, and to provide a means of attracting, rewarding and retaining key personnel.

The 2015 Plan is administered by the Compensation Committee of the Board of Directors, The Compensation Committee has full power and authority to take all actions and to make all determinations required or provided for under the 2015 Plan, any award under the 2015 Plan or any award agreement under the 2015 Plan, not inconsistent with the specific terms and conditions of the 2015 Plan, which the Compensation Committee deems to be necessary or appropriate to the administration of the 2015 Plan. The Compensation Committee may amend, modify or supplement the terms of any outstanding award, provided that no amendment, modification or supplement of the terms of any outstanding award shall impair a grantee’s rights under an award without the consent of the grantee. The Compensation Committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2015 Plan. Notwithstanding the foregoing, our full Board of Directors will conduct the general administration of the 2015 Plan with respect to all awards granted to our non-employee directors. In addition, in its sole discretion, our Board of Directors may at any time and from time to time exercise any and all rights and duties of the Compensation Committee except with respect to matters which are required to be determined in the sole discretion of the Compensation Committee under Rule 16b-3 of the Exchange Act or Section 162(m) of the Code, or any regulations or rules issued thereunder.

The 2015 Plan provides for the grant of stock options, stock appreciation rights (SARs), restricted stock awards, stock unit awards and unrestricted stock awards, dividend equivalent rights, performance share awards or other performance-based awards, other equity-based awards or cash to eligible employees, officers and non-employee directors of the Company or any affiliate of the Company, or any consultant or adviser to the Company or an affiliate who is currently providing services to the Company or an affiliate, or to any other individual whose participation in the 2015 Plan is determined to be in the best interests of the Company by the Compensation Committee. We have reserved a total of 200,000 shares of Common Stock for issuance as or under awards to be made under the 2015 Plan, plus (i) the number of shares of Common Stock available for issuance under our 2006 Plan as of the Effective Date of the 2015 Plan, plus (ii) the number of shares of our Common Stock related to awards under the 2006 Plan as of the Effective Date which thereafter terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2015 Plan. The maximum number of shares of stock subject to Awards that can be granted under the 2015 Plan in any one calendar year to any person, other than a non-employee director, is seventy-five thousand (75,000). The maximum fair market value of shares of stock that may be granted under the 2015 Plan in any one calendar year to any non-employee director is twenty thousand dollars ($20,000). The limitations on the amount of shares of stock issuable under the 2015 Plan is subject to adjustment in the event of certain changes in our capital stock, such as recapitalizations, reclassifications, stock splits, reverse stock splits, spin-offs, combinations of our stock, exchanges of our stock and other increases or decreases in our stock without receipt of consideration.

As of April 30, 2016, no options to purchase shares of our Common Stock were outstanding under 2015 Omnibus Incentive Plan.

As of April 30, 2016, we had granted 2,750 shares of Restricted Common Stock under our 2015 Omnibus Incentive Plan, of which 2,350 remain outstanding.

The 2015 Plan will terminate automatically on October 22, 2025, which is ten years after the date on which stockholders approve the 2015 Plan.

Except in connection with a corporate transaction in which the Company is involved, without obtaining stockholder approval we may not amend the terms of any outstanding options or SARs under the 2015 Plan to reduce the exercise price of such outstanding options or SARs, cancel outstanding options or SARs in exchange for or in substitution of options or SARs with an exercise price that is less than the exercise price of the original options or SARs, or cancel outstanding options or SARs with an exercise price above the current stock price in exchange for cash or other securities.

In the event of a change in control in which the acquirer does not assume awards granted under the 2015 Plan, all outstanding restricted stock, stock units and all dividend equivalent rights awarded under the 2015 Plan will be deemed to have vested and the shares of Common Stock subject thereto will be delivered, immediately prior to the occurrence of such change-in-control, in each case with the exception of performance-based awards which will be treated as described below. In the case of a change in control, the 2015 Plan provides that performance-based awards will be treated as follows. For performance-based awards denominated in shares of Common Stock, the 2015 Plan provides that if less than half of the performance period has lapsed, such awards will be treated as if the target performance has been achieved. If at least half of the performance period has lapsed, then the actual performance to date will be determined as of a date reasonably close to the date of consummation of the change in control (as determined by the committee administering the 2015 Plan) and that level of performance will be treated as achieved immediately prior to the occurrence of the change in control. If actual performance is not determinable, then the performance-based awards will be treated as if target achievement has been achieved.

The Compensation Committee may amend, suspend or terminate the Plan as to any shares of Common Stock as to which awards have not been made. The effectiveness of any amendment to the 2015 Plan will be contingent on approval of such amendment by our stockholders to the extent provided by our Board and required by applicable law (including the rules of any stock exchange on which the Common Stock is then listed), provided that no amendment may be made to the repricing provisions or the option pricing provisions of the 2015 Plan without stockholder approval. No amendment, suspension or termination of the Plan may impair the rights or obligations of any award made under the 2015 Plan without the grantee’s consent.

2016 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2016:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #		Market Value of Shares or Units of Stock That Have Not Vested ($)

Mark A. Featherstone	2,591	(a)	1,667	(a)	24.90	1/20/2024	—		—
							833	(b)	4,665	(b)
							2,000	(c)	11,200	(c)
							4,000	(d)	22,400	(d)
David R. Heinz	—		—				—		—

George H. Kirby							4,000	(e)	22,400	(e)
							12,000	(f)	67,200	(f)
Total	2,591		1,667				22,833		127,865

(a)	These options were granted on January 20, 2014 and vest over a three-year period based on performance criteria determined by the Compensation Committee.

(b)

These shares were granted on January 20, 2014 and vest over a three-year period based on performance criteria determined by the Compensation Committee. In January 2016, the Board of Directors authorized a modification to certain outstanding restricted stock grants with performance-based grants changing to service-based grants. These grants will vest in October 2016.

(c)

These shares were granted on October 22, 2014 and vest over a three-year period based on service requirements. In January 2016, the Board of Directors authorized a modification to certain outstanding restricted stock grants with service-based grants. These grants will vest in October 2016.

(d)

These shares were granted on December 19, 2014 and vest over a three-year performance-based period tied to the Company’s total shareholder return (TSR) relative to the shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. In January 2016, the Board of Directors authorized a modification to certain outstanding restricted stock grants with performance-based grants changing to service-based grants. These grants will vest in October 2016.

(e)	These shares were granted on January 20, 2015 and vest over a three-year period based on service requirements.

(f)

These shares were granted on January 20, 2015 and vest over a three-year performance-based period tied to the Company’s total shareholder return (TSR) relative to the shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period.

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

Termination by Company for Cause; Termination by Executive without Good Reason.  Under our employment contracts with Mr. Kirby and Mr. Featherstone upon termination for cause or at the executive’s election without good reason, the executive is entitled to the base salary and benefits due and owing to the executive as of the date of termination.

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

The employment agreement for Mr. Featherstone does not contain change of control provisions; therefore, payments for cash severance and continued healthcare benefits are the same as for termination without cause. The restricted stock agreement provides for accelerated stock vesting upon a change in control.

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

The employment agreement for Mr. Featherstone does not contain similar provisions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 30, 2016 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each named executive officer identified in the Summary Compensation Table above, (c) each director and nominee for director, and (d) all executive officers and directors as a group.

The Percentage of Common Stock outstanding is based on 2,511,850 shares of our Common Stock outstanding as of June 30, 2016. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of June 30, 2016 and restricted stock that is currently vested or that will vest within sixty days of June 30, 2016, to be outstanding and to be beneficially owned by the person holding the options or restricted stock for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by them, subject to community property laws, where applicable. The street address of each beneficial owner is c/o Ocean Power Technologies, Inc., 1590 Reed Road, Pennington, NJ 08534.

Name	Amount	Percentage
Executive Officers and Directors

George H. Kirby(5)	2,250	*

Mark A. Featherstone(1)	7,830	*

David R. Heinz(2)	---	*

Robert J. Burger(3)	5,139	—

Terence J. Cryan(4)	7,209	*

Dean J. Glover	1,650	*

David L. Keller	12,050	*

Eileen M. Competti	—	—

All current and former executive officers and directors as group (8 individuals) (5)	36,128	*

*	Represents a beneficial ownership of less than one percent of our outstanding Common Stock.

(1)	Includes 4,258 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 30, 2016.

(2)	Information not available.

(3)	Includes 5,139 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 30, 2016.

(4)

Includes 5,509 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 30, 2016. Mr. Cryan received 900 of these options for his service as a member of the Company’s Board of Advisors.

(5)	Excludes vesting performance based stock awards for fiscal year 2016. These are awards that have not been determined as of the date of this filing.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of April 30, 2016.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)

Equity compensation plans approved by stockholders(1)	89,303	$42.90	260,680

Equity compensation plans not approved by stockholders	—	—	—

(1)	Consists of our 2001 Stock Plan, our 2006 Stock Incentive Plan and our 2015 Omnibus Incentive Plan.

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

Our Board has determined that none of Mr. Cryan, Mr. Glover, Mr. Burger, Mr. Fludder or Mr. Winters has a relationship that would interfere, or has interfered, with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is an “independent director” as defined under Rule 5605(a) (2) of the NASDAQ Marketplace Rules.

Certain Relationships and Related Person Transactions

Review and Approval of Related Person Transactions

The Audit Committee is charged with the responsibility of reviewing and approving all related person transactions (as defined in SEC regulations), and periodically reassessing any related person transaction entered into by the Company to ensure continued appropriateness. This responsibility is set forth in our Audit Committee charter. A related party transaction will only be approved if the members of the Audit Committee determine that the transaction is in the best interests of the Company. If a director is involved in the transaction, he or she will recuse himself or herself from all decisions regarding the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal Year 2016	Fiscal Year 2015

Audit Fees(1)	$250,000	$249,320

Audit-Related Fees(2)	115,000	15,000

Tax Fees(3)	29,300	24,294

All Other Fees(4)	—	—

Total Fees	$394,300	$288,614

(1)

Audit fees consist of fees for the audit and quarterly reviews of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees in 2016 consist of fees for various consents and comfort letters.

(3)

Tax fees for fiscal year 2016 and fiscal year 2015 include fees for tax return preparation assistance and review. In addition, fiscal year 2015 included consulting services related to our subsidiary, Ocean Power Technologies, Ltd. in the United Kingdom.

(4)	We were not billed any “Other Fees” in fiscal year 2016 or fiscal year 2015.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is that all audit services and all non-audit services to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee. The Audit Committee’s approval procedures include the review and approval of a description of the services that documents the fees for all audit services and non-audit services, primarily tax advice and tax return preparation and review.

All audit services and all non-audit services in fiscal years 2016 and 2015 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  (3) Exhibits:

The exhibits listed in Item 15(b) of the Original Form 10-K and the exhibits listed in Item 15(b) of this Form 10-K/A below are filed with, or incorporated by reference in, this report.

(b)	Exhibits Index: See Exhibits Index on page 25.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 22, 2016

/s/ George H. Kirby
	By:	George H. Kirby
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	SIGNATURE	TITLE	DATE

/s/	George H. Kirby	Chief Executive Officer	July 22 , 2016
	George H. Kirby	(Principal Executive Officer) Director

/s/	Mark A. Featherstone	Chief Financial Officer	July 22, 2016
	Mark A. Featherstone	and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/	Terence J. Cryan	Director	July 22, 2016
Terence J. Cryan

/s/	Robert J. Burger	Director	July 22 , 2016
Robert J. Burger

/s/	Steven M. Fludder	Director	July 22 , 2016
Steven M. Fludder

/s/	Dean J. Glover	Director	July 22, 2016
Dean J. Glover

/s/	Robert K. Winters	Director	July 22, 2016
Robert K. Winters

Exhibits Index

Exhibit
Number	Description

31.3	Certification of Chief Executive Officer
31.4	Certification of Chief Financial Officer