Form 10-Q
period 2016-07-31
Ocean Power Technologies, Inc.
filed 2016-09-12
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2016

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

As of August 31, 2016, the number of outstanding shares of common stock of the registrant was 3,161,942.

OCEAN POWER TECHNOLOGIES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2016

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture a commercially viable PowerBuoy product

●	that we will be successful in our efforts to commercialize our PowerBuoy or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our PowerBuoys and our wave energy technology;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

●	the reliability of our technology and our PowerBuoys;

●	our ability to improve the power output, survivability and reliability of our PowerBuoys;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in the renewable energy market;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended April 30, 2016 and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31, 2016	April 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,024,512	$6,729,814
Marketable securities	100,000	75,000
Restricted cash	266,125	299,543
Accounts receivable	150,004	-
Unbilled receivables	50,704	37,465
Litigation receivable	2,500,000	2,500,000
Other current assets	461,522	116,805
Total current assets	12,552,867	9,758,627
Property and equipment, net	248,101	273,049
Other noncurrent assets	324,085	319,450
Total assets	$13,125,053	$10,351,126
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$639,799	$372,700
Accrued expenses	3,380,932	2,674,841
Litigation payable	2,500,000	3,000,000
Unearned revenue	-	39,146
Warrant Liability	2,565,939	-
Current portion of long-term debt and capital lease obligations	61,088	81,541
Total current liabilities	9,147,758	6,168,228
Long-term debt and capital lease obligations	44,273	54,567
Deferred credits payable non-current	600,000	600,000
Total liabilities	9,792,031	6,822,795
Commitments and contingencies (note 11)
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 3,551,850 and 2,352,100 shares, respectively	3,552	2,352
Treasury stock, at cost; 7,341 and 6,894 shares, respectively	(141,887)	(137,766)
Additional paid-in capital	185,335,452	181,670,121
Accumulated deficit	(181,711,458)	(177,884,011)
Accumulated other comprehensive loss	(152,637)	(122,365)
Total equity	3,333,022	3,528,331
Total liabilities and stockholders’ equity	$13,125,053	$10,351,126

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2016	2015
Revenues	$202,389	$105,666
Cost of revenues	127,285	105,666
Gross profit	75,104	-
Operating expenses:
Product development costs	1,636,372	2,482,788
Selling, general and administrative costs	1,518,559	1,906,945
Total operating expenses	3,154,931	4,389,733
Operating loss	(3,079,827)	(4,389,733)
Change in fair value of warrant liability	(752,069)	-
Interest (expense) income, net	(186)	5,123
Other income	-	251,007
Foreign exchange gain	4,635	18,959
Net loss	(3,827,447)	(4,114,644)
Less: Net (profit) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	-	(47,397)
Net loss attributable to Ocean Power Technologies, Inc.	$(3,827,447)	$(4,162,041)
Basic and diluted net loss per share	$(1.72)	$(2.38)
Weighted average shares used to compute basic and diluted net loss per share (1)	2,228,585	1,751,631

(1) Common Stock and share data at July 31, 2015, has been adjusted retroactively to reflect a 1-for-10 reverse stock split effective October 27, 2015.

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended July 31,
	2016	2015
Net loss	$(3,827,447)	$(4,114,644)
Foreign currency translation adjustment	(30,272)	(63,068)
Total comprehensive loss	(3,857,719)	(4,177,712)

Comprehensive loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd.	-	(69,726)

Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(3,857,719)	$(4,247,438)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

					Additional		Accumulated Other
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total Equity
Balance, April 30, 2016	2,352,100	$2,352	(6,894)	$(137,766)	181,670,121	(177,884,011)	(122,365)	3,528,331

Net loss						(3,827,447)		(3,827,447)

Stock based compensation					83,275			83,275

Issuance of restricted stock, net	187,750	188			134,866			135,054

Sale of stock	1,012,000	1,012			3,447,190			3,448,202

Acquisition of treasury stock			(447)	(4,121)				(4,121)

Other comprehensive loss							(30,272)	(30,272)

Balance, July 31, 2016	3,551,850	$3,552	(7,341)	$(141,887)	185,335,452	(181,711,458)	(152,637)	3,333,022

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,827,447)	$(4,114,644)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange gain	(4,635)	(18,959)
Depreciation and amortization	33,616	28,545
Compensation expense related to stock option grants & restricted stock	218,329	145,426
Change in fair value of warrant liability	752,069	-
Changes in operating assets and liabilities:
Accounts receivable	(150,004)	(20,411)
Unbilled receivables	(13,239)	18,214
Other current assets	(345,223)	(236,828)
Other noncurrent assets	(23,807)	(9,060)
Accounts payable	263,773	(29,212)
Accrued expenses	214,830	1,118,561
Unearned revenues	(39,146)	-
Net cash used in operating activities	(2,920,884)	(3,118,368)
Cash flows from investing activities:
Purchases of marketable securities	(25,000)	-
Maturities of marketable securities	-	75,000
Restricted cash	33,418	27,334
Purchases of equipment	(4,561)	(9,223)
Net cash provided by investing activities	3,857	93,111
Cash flows from financing activities:
Proceeds from issuance of common stock and related warrants, net of costs	5,261,060	-
Repayment of debt	(32,244)	(25,000)
Acquisition of treasury stock	(4,121)	(355)
Net cash provided by (used in) financing activities	5,224,695	(25,355)
Effect of exchange rate changes on cash and cash equivalents	(12,970)	(47,869)
Net decrease in cash and cash equivalents	2,294,698	(3,098,481)
Cash and cash equivalents, beginning of period	6,729,814	17,335,734
Cash and cash equivalents, end of period	$9,024,512	$14,237,253

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(1) Background, Basis of Presentation and Liquidity

a)	Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and is seeking to commercialize our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company uses proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. The Company has designed and continue to develop the PowerBuoy product line which is based on modular, ocean-going buoys, which the Company has been periodically ocean testing since 1997.The Company markets its PowerBuoys in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale or lease of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of products and services.

b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company's financial results can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2016 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

c)	Liquidity/Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $181.7 million at July 31, 2016. At July 31, 2016, the Company had approximately $9.0 million in cash on hand. The Company generated revenues of $0.2 million and $0.1 million in the three months ended July 31, 2016 and 2015, respectively. Based on the Company’s cash and cash equivalents and marketable securities as of July 31, 2016, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2017. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot assure you that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

In fiscal 2017 and 2016, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys, its inability to market and commercialize its PowerBuoys, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement our business strategy, the Company requires additional equity and/or debt financing. The Company closed two equity financing arrangements during the three months ended July 31, 2016. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce our cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

In October 2015, the Company entered into an At the Market Offering Agreement (“2015 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), under which the Company offered from time to time in an at the market offering (the “2015 ATM Facility”) shares of our Common Stock under a shelf registration statement filed in 2013 on Form S-3 (the “2013 Form S-3”) and under a subsequent shelf registration statement on Form S-3 (the “2016 Form S-3”) filed with the SEC in February 2016 and declared effective by the SEC in April 2016. The 2016 Form S-3 registers for sale up to $15 million in securities by the Company in a public offering, although the Company is limited by Instruction I.B.6 in the amount that we may sell under Form S-3 in any 12 calendar month period to one third of our public float. Form S-3 limits the aggregate market value of securities that the Company is permitted to offer in any 12-month period under its 2013 Form S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one-third of its public float. In 2014, the Company fully utilized its available transaction capacity to sell securities using the 2013 Form S-3 Shelf in the ATM offering. However, the Company regained the ability to utilize the 2013 Form S-3 Shelf as the Company entered fiscal 2016. Under the 2015 ATM Facility, between October 2015 and April 2016, the Company issued and sold 144,571 shares of its Common Stock with an aggregate market value of $293,343 under the 2015 ATM Agreement at an average price of $2.03 per share and paid Wainwright of the 2015 ATM Facility a sales commission of approximately $4,400 related to those shares. The 2015 ATM Agreement was terminated on June 2, 2016, effective immediately, and the 2015 ATM Facility is no longer available for use by the Company. Under the SEC’s regulations, the securities registered under its 2013 Form S-3 Shelf may only be offered and sold if not more than three years have elapsed from the initial effective date of the Form S-3, except that if a new shelf registration statement is filed then the Company is permitted to continue to offer and sell securities under the Form S-3 until the earlier of the effective date of the new shelf registration statement or 180 days after the third anniversary of the initial effective date. On February 12, 2016, the Company filed a new Form S-3 shelf registration statement (the “2016 Form S-3”) to register the offering and sale of up to $15 million in securities. The 2016 Form S-3 registration was declared effective by the SEC on April 26, 2016.

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 417,000 shares of Common Stock together with warrants to purchase up to an aggregate of 145,952 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $4.60. The net proceeds to the Company from the offering were approximately $1.7 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, will be exercisable on the date that is six months and one day from the date of issuance (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date.

On July 22, 2016, the Company entered into the Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 595,000 shares of Common Stock together with warrants to purchase up to an aggregate of 178,500 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $6.75. The net proceeds to the Company from the offering were approximately $3.6 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The Warrants were exercisable immediately at an exercise price of $9.36 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

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

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a noncontrolling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of July 31, 2016, there were no non-controlling interests. As of July 31, 2015, there was one noncontrolling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

In September 2015, the Company re-purchased the non-controlling interest (consisting of 11.8%) of OPTA for nominal consideration and now has 100% ownership of OPTA. The Company also periodically evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of July 31, 2016, there were no such entities.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment; fair value of warrant liabilities, valuation allowances for receivables and deferred income tax assets; estimated costs to complete projects; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment, particularly the macroeconomic pressures in certain European countries, has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Generally, the Company recognizes revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed price contracts until contract completion if the Company is unable to reasonably estimate the total costs of the project prior to completion. These contracts are subject to interpretation and management may make a judgment as to the amount of revenue earned and recorded. Because the Company has a small number of contracts, revisions to the percentage-of-completion determination, management interpretation or delays in meeting performance and contractual criteria or in completing projects may have a significant effect on revenue for the periods involved. Upon anticipating a loss on a contract, the Company recognizes the full amount of the anticipated loss in the current period.

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

Some of the Company’s projects have been under cost-sharing contracts.

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

	July 31, 2016	April 30, 2016

Checking and savings accounts	$6,505,514	$4,534,671
Overnight repurchase account	2,518,998	2,195,143
	$9,024,512	$6,729,814

 (e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of July 31, 2016 and April 30, 2016, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of July 31, 2016, there was €215,876 ($241,125) in letters of credit outstanding under this agreement.

The second agreement is between the Company. and the New Jersey Board of Public Utilities (“NJBPU”). The Company received a $500,000 recoverable grant award from the NJBPU of which $25,000 is outstanding at July 31, 2016. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Restricted cash includes the following:

	July 31, 2016	April 30, 2016

NJBPU agreement	$25,000	$50,000
Barclay's Bank Agreement	241,125	249,543
	$266,125	$299,543

(g) Foreign Exchange Gains and Losses

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying consolidated balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which gains and losses are included in foreign exchange gain in the accompanying consolidated statements of operations.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
Customer	2016	2015

US Department of Energy	―	100%
Mitsui Engineering & Shipbuilding	100%	―
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company's financial position or results of operations. The Company does not require its customers to maintain collateral.

(j) Warrant Liability

The Company's warrants to purchase shares of its common stock are classified as warrant liability and recorded at fair value. This warrant liability is subject to remeasurement at each balance sheet date and the Company recognizes any change in fair value in its statements of operations as a change in fair value of the warrant liability. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to additional paid-in capital, a component of stockholders' equity.

Ocean Power Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 711,453 for the three months ended July 31, 2016, and 188,561 for the three months ended July 31, 2015, were excluded from the computations as the effect would be anti-dilutive due to the Company's losses.

(l) Recently Issued Accounting Standards

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”, or ASU No. 2016-09. The amendments of ASU No. 2016-09 were issues as part of the FASB's Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is evaluating the effect ASU 2016-13 will have on its consolidated financial statements and disclosures and have not yet determined the effect of the standard on our ongoing financial reporting at this time.

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	July 31, 2016	April 30, 2016

Certificate of Deposit	$100,000	$75,000

(4) Balance Sheet Detail

	July 31, 2016	April 30, 2016

Accrued expenses
Project costs	$1,309,347	$817,509
Contract loss reserve	198,819	198,819
Employee incentive payments	841,168	688,389
Accrued salary and benefits	389,307	456,077
Legal and accounting fees	334,676	240,466
Other	307,615	273,581
	$3,380,932	$2,674,841

(5) Related Party Transactions

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor received fifteen months of consulting fees at a monthly rate of $20,000 (this period terminated on July 18, 2015). For the three months ended July 31, 2016 and 2015, the Company recorded $0 and $52,667, respectively, in expense relating to this agreement, recorded in selling, general and administrative expense in the unaudited consolidated statement of operations.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(6) Debt

The Company was awarded a recoverable grant totaling $500,000 between April 2009 and June 2010 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. The terms also required the Company to annually assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 2(f). As of July 31, 2016, $25,000 remains outstanding.

	July 31, 2016	April 30, 2016

Total debt	$25,000	$50,000
Current portion of long-term debt	(25,000)	(50,000)
Long-term debt	$-	$-

(7) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of July 31, 2016, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of July 31, 2016 and April 30, 2016.

(8) Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 417,000 shares of Common Stock together with warrants to purchase up to an aggregate of 145,952 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $4.60. The warrants have an exercise price of $6.08 per share, will be exercisable on the date that is six months and one day from the date of issuance (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date.

On July 22, 2016, the Company entered into the Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 595,000 shares of Common Stock together with warrants to purchase up to an aggregate of 178,500 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $6.75. The Warrants were exercisable immediately at an exercise price of $9.36 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

The warrants contain a feature whereby they could require the transfer of assets and therefore are liability classified in accordance with ASC 480. As such, the warrants with a value of $2,566,000 and $0 at July 31, 2016 and April 30, 2016, respectively, are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. Unrealized losses of $752,000 and $0 were included in other expense the consolidated statements of operations for the three months ended July 31, 2016 and 2015, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	July 31, 2016
Dividend rate		0%
Risk-free rate		1.0%
Expected life (years)	5.0	-	5.4
Expected volatility		125.4%

(9) Stock-Based Compensation

The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $218,000 and $145,000 for the three months ended July 31, 2016 and 2015, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted During the Three Months Ended July 31, 2016 and 2015

The fair value of each stock option granted, for both service-based and performance-based vesting requirements, during the three months ended July 31, 2016, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the three months ended July 31, 2016.

	Three Months Ended July 31,
	2016	2015
Risk-free interest rate	1.3%	1.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.5
Expected volatility	85.64%	85.74%

The above assumptions were used to determine the weighted average per share fair value of $1.10 and $4.10 for stock options granted during the three months ended July 31, 2016 and 2015, respectively.

A summary of stock options under our stock incentive plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2016	89,303	$42.90	3.6
Forfeited	(735)	56.39
Exercised	—	—
Granted	72,874	1.58
Outstanding as of July 31, 2016	161,442	24.19	6.3
Exercisable as of July 31, 2016	81,482	45.49	3.1

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

As of July 31, 2016, the total intrinsic value of outstanding and exercisable options was approximately $643,000 and $62,000, respectively. As of July 31, 2016, approximately 77,000 additional options are expected to vest in the future with an intrinsic value of approximately $550,000 and a weighted average remaining contractual term of 9.6 years. There was approximately $83,000 and $71,000 of total recognized compensation cost related to stock options for the three months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, there was approximately $50,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.5 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non- restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2016, the Company granted 188,200 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis. In January 2016, the Board of Directors authorized a modification to certain outstanding restricted stock grants, which converted certain grants with performance-based grants to service based grants. The modification of the restricted stock grants did not have a material impact on the Company’s statement of operations for the three months ended July 31, 2016. Restricted stock issued and unvested at July 31, 2016 included 12,000 shares of unvested restricted stock subjected to performance-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2016	44,022	$6.51
Granted	188,200	4.36
Forfeited	(450)	3.88
Vested	(6,213)	7.66
Issued and unvested at July 31, 2016	225,559	$4.69

There was approximately $135,000 and $74,000 of total recognized compensation cost related to restricted stock for the three months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, there was approximately $763,000 of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 0.6 years.

(c)Treasury Stock

During the three months ended July 31, 2016 and 2015, 447 and 6,750 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(10) Fair Value Measurements

The Company measures and reports certain financial and non-financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2

Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3

Unobservable inputs are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.

 Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended July 31, 2016 and 2015.

The information following is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Warrant Liability

The fair value of the Company's warrant liability (refer to Note 8) recorded in the Company's financial statements is determined using the Black-Scholes option pricing model and the quoted price of the Company's common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company's stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' expected life.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2016:

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Warrant liability	$2,565,939	$—	$—	$2,565,939

The changes on the value of the warrant liability during the three months ended July 31, 2016 were as follows:

Fair value – April 30, 2016	$—
Issuance	1,813,870
Transfers	—
Change in fair value	752,069
Fair value – July 31, 2016	$2,565,939

There were no changes on the value of the warrant liability during the three months ended July 31, 2015.

There were no remeasured assets or liabilities at fair value on a non-recurring basis during the three months ended July 31, 2016 and 2015, respectively.

(11) Commitments and Contingencies

(a) Litigation

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

On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to the Company’s technology and a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project"). The third amended class action complaint seeks unspecified monetary damages and other relief. On November 5, 2015, defendants filed a motion to dismiss the third amended class action complaint. The lead plaintiff filed a brief in opposition to the motion on December 7, 2015, and defendants filed a reply in support of the motion on December 21, 2015. The Court has not yet ruled on the motion. On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3,000,000 in cash, of which the Company was to pay $500,000 and the Company’s insurer will pay $2,500,000, and the issuance by the Company of 380,000 shares (valued at $596,000 on the date the Stipulation was signed by the parties) of its Common Stock to the class members. In connection with the settlement, the parties have agreed to execute mutually agreeable releases. On June 7, 2016, the Court entered an Order Granting Preliminary Approval of Settlement. The Court has scheduled a hearing for November 14, 2016 to determine, among other things, whether to grant final approval of the settlement. The amounts agreed in the Stipulation agreement, including the amount to be contributed by our insurance carrier, have been reflected in the Company’s Consolidated Financial Statements as of July 31, 2016 and April 30, 2016. In July 2016, the Company paid the $500,000 portion of the settlement and the remaining balance of $2,500,000 was paid by the Company’s insurer in August 2016.

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

On June 9, 2016, a fourth derivative lawsuit, captioned Pucillo v. Dunleavy, et al., was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, unjust enrichment, and abuse of control relating to the now terminated agreement between VWP and ARENA. The Pucillo complaint seeks unspecified monetary damages and other relief. On August 2, 2016, the parties filed a Stipulation and Proposed Order pursuant to which (i) defendants agreed to accept service of the complaint; (ii) the parties agreed to stay the Pucillo action pending the filing and resolution of a motion to consolidate the Pucillo action with the Labare and Rywolt actions; and (iii) the parties agreed that defendants shall not be required to respond to the complaint during the pendency of the stay. The Court approved the Stipulation on August 3, 2016.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

The Company and certain of its current directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of the Company’s Certificate of Incorporation and By-laws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the current provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint seeks declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. Defendants have not yet responded to the Complaint. By Unanimous Written Consent dated June 17, 2016, the Company’s Board of Directors amended the Company’s By-laws to delete the “only for cause” requirement, thereby allowing for removal of directors with or without cause by the Company’s stockholders. In addition, the Board proposed, subject to approval by the Company’s stockholders at the next annual general meeting of stockholders, a similar amendment to the director removal provision in the Company’s Certificate of Incorporation. On June 22, 2016, the parties to the lawsuit submitted a Stipulation and Proposed Order Staying Proceedings that (1) stays the case pending the stockholder vote on the proposed amendment to the Company’s Certificate of Incorporation; (2) provides for dismissal of the action with prejudice if the stockholders approve the amendment, subject to plaintiff’s right to make a fee application to the court and defendants’ right to oppose any such application; and (3) provides for the stay to be lifted and the action to resume, without waiver of any parties’ rights, if the stockholders do not approve the amendment. The Court approved the Stipulation on June 30, 2016. On September 2, 2016, we filed a definitive proxy statement with the SEC which includes this proposal.

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

(b) Regulatory Matters:

SEC Investigation

On February 4, 2015, the Company received a subpoena from the SEC requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena. As part of the same investigation, on July 12, 2016, the SEC issued a second subpoena requesting information related to the Company’s April 4, 2014 public offering. The Company has provided information to the SEC in response to that subpoena. The SEC investigation is ongoing and the Company continues to cooperate with the SEC in its investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €215,876 ($241,125) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014, March 2015 and September 2015, the Company received partial refunds of the amount under dispute and continues to expect that this matter will be resolved in the Company’s favor.

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

(12) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the three month periods ended July 31, 2016 and 2015. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the three months ended July 31, 2016, the Company had no material changes in uncertain tax positions.

(13) Operating Segments and Geographic Information

The Company's business consists of one segment as this represents management's view of the Company's operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers.

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total

Three months ended July 31, 2016
Revenues from external customers	$202,389	$-	$-	$202,389
Operating loss	(3,025,645)	(47,740)	(6,442)	(3,079,827)

Three months ended July 31, 2015
Revenues from external customers	$105,666	$-	$-	$105,666
Operating loss	(4,216,214)	(87,723)	(85,796)	(4,389,733)

July 31, 2016
Long-lived assets	$248,101	$-	$-	$248,101
Total assets	12,405,947	330,819	388,287	13,125,053

April 30, 2016
Long-lived assets	$273,049	$-	$-	$273,049
Total assets	9,553,033	395,389	402,704	10,351,126

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for fiscal 2016 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2016 refers to the year ended April 30, 2016).

Overview

Nearly 70% of the earth’s surface is covered by water, with over 40% of the world’s population living within approximately 150 miles of a coast. Thousands of information gathering and/or power systems are deployed in the oceans today to increase understanding of weather, climate change, biological processes, and marine mammal patterns and to support exploration and operations for industries such as oil and gas. Most of these systems are powered by battery, solar, wind, fuel cell, or fossil fuel generators that are expensive to operate while also limited in their electric power delivery. These incumbent systems often require significant tradeoffs in sensor accuracy, data processing and communications bandwidth and frequency in order to operate with available power. More persistent power systems requiring less maintenance, like our systems, may have the ability to save costs over current operating systems. Just as importantly, increases in available power may allow for better sensors and shorter data sampling and communication intervals up to real-time which could as a result improve scientific and economic returns.

Incorporated in 1984 and headquartered in Pennington, New Jersey, we believe we are the leader in ocean wave power. We are developing and seeking to commercialize our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoys use proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. We currently have designed and continue to develop our PowerBuoy product line which is based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997.

We have designed our autonomous PowerBuoy to generate power for use in remote locations, independent of an existing power grid. Our current PowerBuoy product, the PB3, incorporates a unique power take-off (“PTO”) and onboard system for energy storage and management, and is significantly smaller than our previous iteration utility-scale PowerBuoy. We are continuing to develop and test our PowerBuoys, which we believe could be utilized in a variety of applications.

Our PB3 PowerBuoy design leverages portions of earlier features that we do not believe require further validation prior to implementation in our current products. Currently, our product development and engineering efforts are focusing primarily on developing technologies that will increase the energy output and reliability of our product through design scalability to maintain quality and speed time to our targeted markets. Our marketing and development efforts are targeting applications that require reliable, persistent, and sustainable power sources operating independently of the utility grid, either by supplying electric power to payloads that are integrated directly in our PowerBuoy or located in its vicinity including on the seabed.

Based on our market research and available public data, management believes that there is the potential for us to pursue business opportunities in multiple markets that would have a direct need for our PowerBuoys including oil and gas, ocean observing, defense and security, communications, and offshore wind. Depending on power needs, sensor types and other considerations, we believe our PowerBuoy could have the ability to satisfy several application requirements within these markets. We believe that the PB3 generates sufficient persistent power to meet the application needs of many of the potential customers within our target markets. We are continuing our development efforts to increase the energy output of the PowerBuoy to generate more power required for other applications within these markets.

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology and development of our PowerBuoys. Our goal is that an increased portion of our revenues be from the sale or lease of our products and sales of services, as compared to revenue from grants to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2015 and 2016, we continued work on projects with the U.S. Department of Energy (“DOE”), and Mitsui Engineering and Shipbuilding Co., Ltd. (“MES”), with whom we signed our first commercial leasing agreement in May 2016, and we continued our efforts to increase the reliability and power output of our PowerBuoys.

Product Development

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

During fiscal 2016, we continued work under our contract with the DOE and continued to implement the strategic pivot in our business plan initiated in fiscal 2015, focusing on the autonomous applications markets. Our contract with the DOE was for development efforts that focused on further optimization of our modular PTO technology. In March 2015, we successfully completed a stage gate review during which the DOE reviewed advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability and completed the final stage of the contract during fiscal 2016. We also deployed the PB40 PowerBuoy off the coast of New Jersey in late July 2015 and subsequently retrieved it approximately three weeks later. We were permitted to operate the PB40 at this location for a period of up to one year, but retrieved the PB40 sooner than expected to repair a component part. Although the PB40 produced power throughout its deployment period, it began reporting unexpected performance data. This performance data indicated likely failures of components associated with the float braking system which would be activated during severe storm periods in order to prevent damage to the float. As a result, we retrieved the PB40 to avoid potential physical damage to the buoy structure in the event of a severe storm. During the limited deployment period, we were able to obtain performance data, which we can use to further understand the PB40’s system performance and power generation in varying wave states to further validate some of our proprietary design and analysis tools. In addition, we were also able to use the deployment and retrieval of the PB40, 30 miles off of the coast of New Jersey, to validate our logistical processes associated with permitting, staging, towing and installation of the PB40 at its moored location. Because the PB40 is a legacy utility prototype device, we do not consider it to be a critical part of our current business plan focusing on the autonomous applications market. Based on our review to date, we currently believe that the failed components are unique to the PB40, and therefore, we do not believe that these component failures will materially impact the functionality of any of our other autonomous PowerBuoys. Costs associated with the retrieval of the PB40 buoy were reflected in our product development expenses. The PB40 was subsequently dismantled and disposed of. Upon completion of our allowed site usage period in the quarter ended July 31, 2016, estimated costs related to the retrieval of the moorings were recognized as product development expenses. We retained sections of the PB40 and intend to investigate, analyze and asses the component failures of the PB40.

We also deployed our PB3-A1 PowerBuoy off the coast of New Jersey in August 2015. The PB3-A1 contains an improved PTO system compared to the APB350 that was deployed in 2011 in connection with the U.S. Navy's LEAP Program and then redeployed in 2013 in conjunction with the U.S. Department of Homeland Security. The PB3-A1 features an advanced PTO design with a focus on improved reliability, manufacturability, and efficiency, while also driving cost effectiveness. In its final configuration, the PB3 uses a modular ESS to provide continuous power to the payload even when the PowerBuoy is not generating new power due to calm sea states. In a calm sea state (i.e., no waves to generate power), we believe the ESS will have enough storage capacity to provide up to seven days of continuous power (or longer, depending on payload, continuous power rating and on-board modular ESS configuration) to the majority of ocean sensors when starting from a fully charged state. When the PB3 is deployed in the ocean, real-time or near real-time performance and weather data is collected and transmitted to the Company’s monitoring and analysis center at its corporate headquarters in Pennington, NJ. Subsequent to its initial August deployment, the PB3-A1 was retrieved for maintenance and repairs and redeployed in October 2015. In January 2016, we again retrieved the PB3 for additional maintenance and repair. Costs related to the retrieval are reflected in our product development costs. After repair and upgrades, we redeployed the PB3-A1 in June 2016.

In March 2016, we announced a rebranding of our PowerBuoy systems as part of our commercialization efforts and to closely align our PowerBuoy products with the perceived best practices of analogous industries based on power generation and on-board energy storage capabilities. Under our new naming conventions, our current PowerBuoy is referred to as the “PB3,” corresponding to “PowerBuoy with a peak power rating of three kilowatts.” This naming convention is based upon the ideal yet achievable ocean conditions that would result in a net AC peak power delivered by the PB3 PowerBuoy to a payload over a 20-minute period after converting the incoming wave energy into useful AC electricity. References on our website, and in our SEC filings and this Quarterly Report to the “APB350” refers to earlier prototype PowerBuoys containing earlier generation PTOs and other earlier technologies.

We also are continuing to develop solutions seeking to improve our products’ durability and reliability and to reduce their cost. For example, the original APB350 utilized a rack and pinion PTO and successfully powered U.S. Navy and U.S. Homeland Security equipment off the coast of New Jersey for nearly three months. The redesigned PB3 leverages our knowledge base from that design to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency and higher voltage energy storage system. In July 2016, we deployed our first commercial PB3 PowerBuoy, approximately four miles off of the coast of New Jersey. The Company currently anticipates that this deployment will be the final validation of the PB3 prior to the anticipated March 2017 start of the six-month lease of the PB3 PowerBuoy under a previously announced customer agreement.

The PB3 has undergone a design iteration from our immediate prior design focusing on improving its reliability and survivability in the anticipated operating ocean environment, and will continue to undergo further enhancements through customary product life cycle management. The PB3-A1 was an initial prototype that has now undergone in-ocean and accelerated life testing, and we believe that the PB3 will achieve a maturity level for use by early adopters in fiscal 2017, but we are in the early stages of seeking to commercialize our product and we cannot assure you that we will be successful in our efforts to do so. We believe that the PB3 will generate and store sufficient power to address some application requirements in our target markets. Our product development and engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys and, if we are able to do so, we believe the PowerBuoy would be useful for additional applications where cost savings and additional power are required by our potential customers. We have only begun to explore opportunities in these target markets, and we have not yet developed any product offerings in these potential markets. We believe that by increasing the energy output of our PowerBuoys we may be able to address larger segments of our target markets. By improving our design and manufacturing, we also seek to reduce the cost of our PowerBuoys through further design iterations and manufacturing ramp-up. In so doing, we seek to improve customer value, displace more incumbent solutions, and become a viable power source for additional applications in our target market segments.

Commercial Activities

We are seeking to develop strategic alliances with other companies that have developed or are developing in-ocean applications requiring a persistent source of power to address identified needs of potential customers. As announced in October 2015, we signed a memorandum of understanding (“MOU”) with Gardline Environmental, Ltd. to jointly investigate innovative metocean monitoring and maritime security systems for prospective customers using both companies’ technologies. The MOU can be terminated by either party, and each party will bear its own respective costs associated with the MOU.

During the three months ended July 31, 2016, we deployed the PB3-A1 PowerBuoy and deployed the commercial PB3 PowerBuoy. The PB3-A1 included a payload from the National Data Buoy Center (“NBDC”), under a cooperative research and development agreement (“CRADA”) to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system. We integrated the SCOOP onto our PB3 PowerBuoy and, in June 2016, we deployed the system off of the coast of New Jersey. The SCOOP is powered by the PB3-A1, and is providing metocean data to us and to NDBC. We expect this deployment to continue for approximately three months before retrieval of the PB3-A1.

On May 31, 2016, we entered into a contract with MES totaling $975,587, a portion of which was performed in fiscal 2016 as agreed under a Letter of Intent signed in March 2016. The contract with MES included certain engineering and other services, and a six-month lease of our PB3 PowerBuoy, commencing in March 2017, and extending through August 2017.

During the three months ended July 31, 2016, we also entered into a memorandum of agreement (“MOA”) with the Wildlife Conservation Society (“WCS”) to explore the use of our PowerBuoys in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. We also progressed discussions with our Technical Advisory Panel members and conducted business development meetings and other activities with potential customers and business partners. The WCS sensor is attached to the PB3-A1 and is being used to assess whether the PB3 could ultimately be used to provide power to WCS’ sensors, transmit data, and provide real-time data communication for acoustic monitoring of the movements of marine wildlife in certain waters. We also continued our accelerated life testing to validate the reliability, and durability of our PowerBuoys.

Capital Raise

In October 2015, we entered into an At the Market Offering Agreement (the “2015 Offering Agreement”) with Rodman & Renshaw, a unit of H. C. Wainwright & Co., LLC (“H. C. Wainwright”) under which we offered shares of our common stock, from time to time through or to the H. C. Wainwright, acting as sales agent and/or principal, (the “2015 ATM Offering”). Under the 2015 Offering Agreement, during the year ended April 30, 2016, we sold 144,571 shares of Common Stock with an aggregate market value of $293,343 under the Offering Agreement and paid the H. C. Wainwright a sales commission of approximately $4,400 related to those shares.

On June 2, 2016, we entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, we sold an aggregate of 417,000 shares of Common Stock together with warrants to purchase up to an aggregate of 145,952 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $4.60. The net proceeds to the Company from the offering were approximately $1.7 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, will be exercisable on the date that is six months and one day from the date of issuance (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date.

On July 22, 2016, we entered into the Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, we sold an aggregate of 595,000 shares of Common Stock together with warrants to purchase up to an aggregate of 178,500 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $6.75. The net proceeds to the Company from the offering were approximately $3.6 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The Warrants will be exercisable immediately at an exercise price of $9.36 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

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

Backlog

As of July 31, 2016 our backlog was approximately $0.7 million and on April 30, 2016, our backlog was negligible.

Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract. Our backlog was fully funded at July 31, 2016.

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

Our business strategy is to commercialize our autonomous PowerBuoy products. In order to achieve this goal, we are pursuing the following business objectives:

●

Sell and/or Lease PowerBuoys. We believe our autonomous PowerBuoy is well suited for many remote offshore applications. Within our selected markets we intend to sell or lease PowerBuoys, and provide services associated with product sales or leases such as maintenance, application engineering, planning, training, and logistics support required for the PowerBuoy life-cycle.

●

Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our sales and marketing efforts in North America, Europe, Australia, and parts of Asia, including Japan. We believe that each of these areas has appropriate wave conditions, political and economic stability, sizeable end market opportunities, and high levels of industrialization and economic development.

●

Expand our relationships in key market areas. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known organizations, including MES in Japan, the National Data Buoy Center (“NDBC”), the Wildlife Conservation Society (“WCS”), and Gardline Environmental (an international and multi-disciplinary marine service company at the forefront of marine management with offices on five continents). We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●

Outsource most of the equipment fabrication and deployment. We outsource all fabrication, anchoring, mooring, cabling supply, and, in most cases, deployment, of our PowerBuoy in order to minimize our capital requirements as we scale our business. However, our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our value-adding core competencies while also enabling the cost effectiveness of our PowerBuoy through leveraging a larger more qualified supply base.

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

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $181.7 million at July 31, 2016. At July 31, 2016, we have approximately $9.0 million in cash on hand. We generated revenues of $0.2 million and $0.1 million for the three months ended July 31, 2016 and 2015, respectively. Based on the Company’s cash and cash equivalents and marketable securities balances as of July 31, 2016, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2017. The report of our independent registered public accounting firm on our consolidated financial statements filed with our Annual Report on Form 10-K for fiscal 2016, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Revenues

Generally, we recognize revenue using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when our customer acknowledges that such criteria have been satisfied. In addition, recognition of revenue (and the related costs) may be deferred for fixed price contracts until contract completion if we are unable to reasonably estimate the total costs of the project prior to completion. Some revenue contracts may contain complex criteria or uncertainty surrounding the terms of performance and customer acceptance. These contracts are subject to interpretation, and management may make a judgment as to the amount of revenue earned and recorded. Because we have a small number of contracts, revisions to the percentage-of-completion determination, management interpretation or delays in meeting performance and contractual criteria or in completing projects may have a significant effect on our revenue for the periods involved. Upon anticipating a loss on a contract, we recognize the full amount of the anticipated loss in the current period.

Generally, our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing product development and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Some of our revenue for the three months ended July 31, 2016 and 2015 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2016 and 2015:

	Three Months Ended July 31,
	($ millions)
	2016	2015

US Department of Energy	$-	$0.1
Mitsui Engineering & Shipbuilding	0.2	-
	$0.2	$0.1

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2016 and 2015:

	Three months ended July 31,
Customer Location	2016	2015

United States	—	100%
Asia and Australia	100%	—

	100%	100%

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

Our revenue recorded for the three months ended July 31, 2015 included revenue generated from cost-sharing contracts, which result in zero gross profit.

Our ability to generate a gross profit will depend on the nature of future contracts, our success at generating revenues through sales or leases of our PowerBuoy systems, the nature of our contracts generating revenues to fund our product development efforts, and our ability to manage costs incurred on fixed price commercial contracts.

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

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Our financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash and restricted cash, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.

Interest income (expense), net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $9.4 million as of July 31, 2016, compared to $14.7 million as of July 31, 2015.

We anticipate that our interest income reported in fiscal 2017 will continue to be lower than the comparable periods of the prior fiscal year as a result of the decrease in invested cash.

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.2 million as of July 31, 2016 and $1.4 million as of July 31, 2015, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $9.4 million as of July 31, 2016 and $14.7 million as of July 31, 2015. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Results of Operations

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2016 and 2015:

			% Change
	Three Months ended July 31,		2016 Period to
	2016	2015	2015 Period
Revenues	$202,389	$105,666	92%
Cost of revenues	127,285	105,666	20
Gross profit	75,104	-	100
Operating expenses:
Product development costs	1,636,372	2,482,788	(34)
Selling, general and administrative costs	1,518,559	1,906,945	(20)
Total operating expenses	3,154,931	4,389,733	(28)
Operating loss	(3,079,827)	(4,389,733)	(30)
Change in fair value of warrant liability	(752,069)	-	(100)
Interest (expense) income, net	(186)	5,123	(104)
Other income	-	251,007	(100)
Foreign exchange gain	4,635	18,959	(76)
Net loss	(3,827,447)	(4,114,644)	(7)
Less: Net (gain) loss attributable to the noncontrolling interest in Ocean Power Technologies (Australasia) Pty Ltd	-	(47,397)	(100)
Net loss attributable to Ocean Power Technologies, Inc	$(3,827,447)	$(4,162,041)	(8)%

Revenues

Revenues increased by $0.1 million, or 92%, to $0.2 million in the three months ended July 31, 2016, as compared to $0.1 million in the three months ended July 31, 2015. The increase in revenue is related to our MES agreement, announced in June 2016, compared to the billable work under our prior contracts with the U.S. Department of Energy.

Cost of revenues

Cost of revenues increased by approximately $22,000, or 20%, to approximately $127,000 for the three months ended July 31, 2016, as compared to $105,000 for the three months ended July 31, 2015. The increase in cost of revenue is related to our MES agreement, announced in June 2016, compared to the billable work under our prior contracts with the U.S. Department of Energy.

Our revenue in the three month period ended July 31, 2015 includes revenue under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $0.9 million, or 34%, to $1.6 million in the three months ended July 31, 2016, as compared to $2.5 million in the three months ended July 31, 2015. For the three months ended July 31, 2016 product development costs reflect the redeployment of the PB3-A1, the deployment of the commercial design PB3 PowerBuoy and estimated costs related to the retrieval of the PB40 moorings. For the three months ended July 31, 2015 product development costs reflected costs related to deployment of the legacy PB40 utility scale Powerbuoy, as well as costs related to the redesigned commercial PB3.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $0.4 million, or 20%, to $1.5 million for the three months ended July 31, 2016 as compared to $1.9 million for the three months ended July 31, 2015. The decrease was related primarily to lower employee related costs, legal fees and third party consultant fees. These decreases were partially offset by increased stock compensation expense.

Change in fair value of warrant liability

Change in fair value of warrant liability for the three months ended July 31, 2016 and 2015, reflected a net fair market value unrealized loss of $0.8 million and $0 on our warrant derivatives, respectively.

Interest (expense) income, net

Interest (expense) income, net was approximately ($200) for the three months ended July 31, 2016, as compared to approximately $5,000 in the three months ended July 31, 2015. The decrease in interest income was related to lower interest earned on marketable securities for the three months ended July 31, 2016 compared to the three months ended July 31, 2015.

Foreign exchange gain

Foreign exchange gain was approximately $5,000 for the three months ended July 31, 2016, compared to $19,000 for the three months ended July 31, 2014. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other income

During the three months ended July 31, 2016, we did not have any other income. During the three months ended July 31, 2015, we received a refund of $251,000 related to research and development expenditures in Australia.

Net Loss Outlook

We have incurred net losses since we began operations in 1994. To achieve profitability, we will need to increase revenue and gross profit, control our fixed costs and/or possibly reduce our expenses, including our unfunded product development expenditures.

We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our PowerBuoys in our target markets. Even if we do achieve profitability at some point in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Refer to “Liquidity Outlook” below for additional information.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for the planned growth of our business. For the two years ended April 30, 2016, our aggregate revenues were $4.8 million, our aggregate net losses were $26.3 million and our aggregate net cash used in operating activities was $28.1 million. Refer to “Liquidity Outlook” below for additional information.

Cash flows for the three months ended July 31, 2016 and 2015 were as follows:

	2016	2015
Net loss	$(3,827,447)	$(4,114,644)

Adjustments for noncash operating items	999,379	155,012

Net cash operating loss	(2,828,068)	(3,959,632)

Net change in operating assets and liabilities	(92,816)	841,264

Net cash used in operating activities	$(2,920,884)	$(3,118,368)

Net cash provided by investing activities	$3,857	$93,111

Net cash provided by (used in) financing activities	$5,224,695	$(25,355)

Effect of exchange rates on cash and cash equivalents	$(12,970)	$(47,869)

Net cash used in operating activities

Net cash used in operating activities was $2.9 million and $3.1 million for the three months ended July 31, 2016 and 2015, respectively. The change was the result of a decrease in net loss of $0.3 million, an increase in cash provided by noncash operating items of $0.8 million and the net change in operating assets and liabilities of $0.9 million.

The decrease in net loss for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 reflects a decrease in product development costs of $0.9 million relating primarily to the deployment of the PB40 off the coast of NJ and the anticipated deployment of the APB350 in the prior year, coupled with a decrease in SG&A costs of $0.4 million relating primarily to decreased legal fees and employee related costs. These decreases were offset by an increase of $0.8 million in the Change in fair value of warrant liability and a decrease in other income of $0.3 million.

The increase in noncash operating items reflects an increase in the change in fair value of the warrant assets of $0.8 million and an increase in equity compensation of $0.1 million.

The decrease in operating assets and liabilities reflects a net increase in accounts payable and accrued expenses of $0.5 million and an increase of $0.3 million in other current assets, during the three months ended July 31, 2016. In July 2016, the Company paid $0.5 million related to a litigation settlement.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $4,000 and $0.1 million for the three months ended July 31, 2016 and 2015, respectively. The change was primarily the result of a net decrease in maturities of marketable securities during the three months ended July 31, 2016.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $5.2 million for the three months ended July 31, 2016 and net cash used in financing activities was $25,000 for the three months ended July 31, 2015. The net cash provided in 2016 was the result of the issuance of common stock and warrants through our public offerings and related issuance costs. The net cash used in 2015 was primarily for repayment of long-term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $13,000 and $48,000 in the three months ended July 31, 2016 and 2015, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $181.7 million at July 31, 2016. At July 31, 2016, respectively, we had approximately $9.0 million in cash on hand. We generated revenues of $0.2 million for the three months ended July 31, 2016, and $0.1 million for the three months ended July 31, 2015. Based on the Company’s cash and cash equivalents and marketable securities balances as of July 31, 2016, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2017.

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

We have incurred negative operating cash flows since our inception. As of July 31, 2016, our cash and cash equivalents and marketable securities balance was approximately $9.1 million. In addition, as of July 31, 2016 and 2015, our restricted cash balance was approximately $0.3 million and $0.5 million respectively.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of July 31, 2016 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to our technology and a now terminated agreement between VWP and ARENA for the VWP Project. The third amended class action complaint seeks unspecified monetary damages and other relief. On November 5, 2015, defendants filed a motion to dismiss the third amended class action complaint. The lead plaintiff filed a brief in opposition to the motion on December 7, 2015, and defendants filed a reply in support of the motion on December 21, 2015. The Court has not yet ruled on the motion. On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3,000,000 in cash, of which the Company was to pay $500,000 and the Company’s insurer will pay $2,500,000, and the issuance by the Company of 380,000 shares (valued at $596,000 on the date the Stipulation was signed by the parties) of its Common Stock to the class members. In connection with the settlement, the parties have agreed to execute mutually agreeable releases. On June 7, 2016, the Court entered an Order Granting Preliminary Approval of Settlement. The Stipulation is subject to, among other requirements, final approval by the Court following notice to all class members. The Court has scheduled a hearing for November 14, 2016 to determine, among other things, whether to grant final approval of the settlement. The amounts agreed in the Stipulation agreement, including the amount to be contributed by our insurance carrier, have been reflected in the financial statements as of July 31, 2016 and April 30, 2016. In July 2016, the Company paid the $500,000 portion of the settlement and the remaining balance of $2,500,000 was paid by the Company’s insurer in August 2016.

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

On June 9, 2016, a fourth derivative lawsuit, captioned Pucillo v. Dunleavy, et al., was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, unjust enrichment, and abuse of control relating to the now terminated agreement between VWP and ARENA. The Pucillo complaint seeks unspecified monetary damages and other relief. On August 2, 2016, the parties filed a Stipulation and Proposed Order pursuant to which (i) defendants agreed to accept service of the complaint; (ii) the parties agreed to stay the Pucillo action pending the filing and resolution of a motion to consolidate the Pucillo action with the Labare and Rywolt actions; and (iii) the parties agreed that defendants shall not be required to respond to the complaint during the pendency of the stay. The Court approved the Stipulation on August 3, 2016.

We and certain of our current and former directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of our Certificate of Incorporation and Bylaws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the current provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint seeks declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. Defendants have not yet responded to the Complaint. By Unanimous Written Consent dated June 17, 2016, the Company’s Board of Directors amended the Company’s By-laws to delete the “only for cause” requirement, thereby allowing for removal of directors with or without cause by the Company’s stockholders. In addition, the Board proposed, subject to approval by the Company’s stockholders at the next annual general meeting of stockholders, a similar amendment to the director removal provision in the Company’s Certificate of Incorporation. On June 22, 2016, the parties to this lawsuit submitted a Stipulation and Proposed Order Staying Proceedings that (1) stays the case pending the stockholder vote on the proposed amendment to the Company’s Certificate of Incorporation; (2) provides for dismissal of the action with prejudice if the stockholders approve the amendment, subject to plaintiff’s right to make a fee application to the court and defendants’ right to oppose any such application; and (3) provides for the stay to be lifted and the action to resume, without waiver of any parties’ rights, if the stockholders do not approve the amendment. The court approved the stipulation on June 30, 2016. On September 2, 2016, we filed a definitive proxy statement with the SEC which includes this proposal.

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

(b) Regulatory Matters:

SEC Investigation

On February 4, 2015, we received a subpoena from the SEC requesting information related to the VWP Project. We have provided information to the SEC in response to that subpoena. As part of the same investigation, on July 12, 2016, the SEC issued a second subpoena requesting information related to the Company’s April 4, 2014 public offering. The Company has provided information to the SEC in response to that subpoena. The SEC investigation is ongoing and we continue to cooperate with the SEC in its investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

Spain IVA (sales tax)

In June 2012, we received notice that the Spanish tax authorities are inquiring into our 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. We believe that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. We have issued two letters of credit in the amount of €215,876 ($241,125) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014, March 2015 and September 2015, we received partial refunds of the amount under dispute and continue to expect that this matter will be resolved in our favor.

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. We have not established any provision for losses related to this matter.

Item 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2016 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 15, 2016, except as discussed below.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $181.2 million at July 31, 2016. At July 31, 2016, the Company has approximately $9.0 million in cash on hand. The Company generated revenues of $0.2 million and $0.1 million in the three months ended July 31, 2016 and 2015, respectively. We generated revenues of only $0.7 million in fiscal 2016, and $4.1 million in fiscal 2015. Based on the Company’s cash and cash equivalents and marketable securities balances as of July 31, 2016 the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2017. We continue to experience operating losses and currently have only one primary revenue producing contract, which is an agreement with MES (the “MES Agreement”) to, among other things, lease and deploy our PB3 PowerBuoy off Kozushima Island, Japan and to provide certain engineering and other services. The total value of the lease and other services to be provided by us under the MES Agreement is $975,587. We currently expect the term of the lease to commence in March 2017, and the term of the MES Agreement to extend through August 2017. During the three months ended July 31, 2016, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $800,000 per month, excluding $500,000 cash paid in relation to the litigation settlement.

 Our business is capital intensive and, to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is a largely a result of the high product development costs associated with our product development. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $12 million in fiscal 2017 including product development spending of more than $5 million. However, we may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2017, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $3.8 million during the three months ended July 31, 2016 and $13.1 million in fiscal 2016. As of July 31, 2016, we had an accumulated deficit of $181.7 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

 We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) registering the sale of up to $15,000,000 of debt, equity and other securities (the “Shelf Registration Statement”), which was declared effective on April 26, 2016. In June 2016, we completed an offering off of the Shelf Registration Statement of an aggregate of 417,000 shares of common stock together with warrants to purchase up to an aggregate of 145,952 shares of common stock. In July 2016, we completed a best efforts public offering off of the Shelf Registration Statement of 595,000 units, with each unit consisting of one share of common stock and 0.3 of a warrant to purchase one share of our common stock, for a total of 178,500 warrants.

 Future sales under our current Shelf Registration Statement or other sales of equity or convertible securities could be dilutive to our stockholders. We cannot assure you that we will be able to issue any such securities or, if issued, what the terms of those securities would be. In particular, any new securities issued could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology and products could be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

In addition to patented technology, we rely upon trade secrets, including unpatented proprietary technology and processes, know-how and other proprietary information, particularly with respect to our PowerBuoy control and electricity generating systems. We generally seek to protect this information in part by proprietary information and inventions agreements with our employees, consultants and third parties. These agreements require these parties to assign to us all rights to any inventions made or conceived during their employment with us. Despite these efforts, there can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of confidential information or inventions. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside of the United States.

Intellectual property rights protection continues to present significant challenges to foreign businesses in many countries around the world. The body of law is often relatively undeveloped compared to the commercial law in the United States and only limited protection of intellectual property may be available in those jurisdictions. Although we have taken precautions to protect our intellectual property, any local design or manufacture of products that we undertake in a foreign jurisdiction could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

If we suffer any data breaches involving our designs, schematics, or other sensitive information, our business and financial results could be adversely affected.

We securely store our designs, schematics, and other sensitive information for our products as they are created. A breach, whether physical, electronic or otherwise, of the systems on which this sensitive data is stored could lead to damage or piracy of our products. If we are subject to data security breaches from external sources or from an insider threat, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could adversely affect our business and financial results. Other potential costs could include loss of brand value, incident response costs, loss of stock market value, regulatory inquiries, litigation, and management distraction. In addition, a security breach that involved classified information could subject us to civil or criminal penalties, loss of a government contract or loss of access to classified information. Similarly, a breach that involved loss of customer-provided data could subject us to loss of a customer, loss of a contract, litigation costs and legal damages, and reputational harm.

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

Our strategic pivot in our business may not be successful.

Our going forward business strategy is based on the fundamental assumption that our pivot away from the utility-scale PowerBuoys and associated market that was initiated during fiscal year 2015 will be successful. This pivot was fundamentally implemented on the premise that technical and financial risks to our business will be considerably reduced while also assuming that the autonomous offshore applications and markets will provide sufficient business growth opportunities. We have been working diligently over the past two years, to better understand and quantify the autonomous markets, forge commercial partnerships while also developing our autonomous products and validating their performance and estimate that we are now at the tail end of this business transformation. However, such markets may come short of the growth opportunities that we have come to understand and quantify and hence we will not be able to continue as a business.

Because we have only manufactured a limited number of PowerBuoys, have not produced PowerBuoys in any significant quantity or for commercial production and are reliant in part on the results of computer modeling and simulation for testing and development, our PowerBuoys may not have a sufficient operating history to confirm how they will perform over their estimated useful life.

 We began developing and testing wave energy technology over 15 years ago. However, to date, we have only manufactured a limited number of PowerBuoys for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy was from December 2009 to January 2012 and was an earlier iteration of our PowerBuoy. We have conducted and plan to continue to conduct practical testing of our PowerBuoy. We also rely on computer modeling and simulation that attempt to predict performance under various ocean wave conditions and other parameters in a deployment environment. Use of accelerated life testing, as well as computer simulation models, has inherent risks and performance could be substantially different than predicted.

As a result of our limited operational testing, accelerated life testing and periodic in-ocean testing, we may later discover one or more significant defects requiring redesign and retrofit into existing systems, which may have a material adverse impact on our operations and revenues. Our technology may not yet have demonstrated that our engineering and test results can be duplicated in volume or in commercial production. If our PowerBuoy ultimately proves ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoys perform below expectations, we could lose customers and face substantial repair and replacement expenses which could in turn adversely affect our business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

May 1-31, 2016	-	$-	-	-
June 1-30, 2016	-	$-	-	-
July 1-31, 2016	447	$9.22	-	-

(1) Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1

Stipulation and Agreement of Class Settlement dated as of May 5, 2016, entered into among Lead Plaintiff FiveMore Special Situations Fund Ltd., individually and on behalf of the Class, and Defendants Ocean Power Technologies, Inc., Charles F. Dunleavy, and Roth Capital Partners, LLC by and through their respective counsel of record relating to the litigation captioned In re Ocean Power Technologies, Inc. Securities Litigation, Case No. 14-3799 (FLW)(LHG) (U.S. District Court, District of New Jersey) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2016).

10.2

Purchase Order No. HM00538 (Job No. H650511.JIK) by and between Ocean Power Technologies, Inc. and Mitsui Engineering and Shipbuilding Co., Ltd. dated May 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2016).

10.3

Placement Agency Agreement, dated June 2, 2016, by and among Ocean Power Technologies, Inc., Roth Capital Partners, LLC and Rodman & Renshaw, a unit of H. C. Wainwright & Co., LLC (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 2, 2016).

10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 2, 2016).

10.5

Agreement by and between Ocean Power Technologies, Inc. (the “Company”) and Mitsui Engineering and Shipbuilding Co., Ltd. Dated May 31, 2016, consisting of Purchase Order dated May 27, 2016 and executed by the Company on May 31, 2016; General Terms and Conditions for Purchasing, MES 2011, dated May 23, 2016; letter of intent between MES and the Company dated March 7, 2016; and Milestones Payment Schedule dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2016).

10.6	Form of Amendment No. 1 to the Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 7, 2016).

10.7

Form of Amendment No. 2, dated as of July 21, 2016, to the Securities Purchase Agreement, dated as of June 2, 2016, by and among Ocean Power Technologies, Inc. and the investors signatory thereto (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed July 21, 2016).

10.8	Form of Placement Agency Agreement, dated July 22, 2016, between the Company and the Placement Agent (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed July 22, 2016).

10.9	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed July 22, 2016).

10.10	Form of Subscription Agreement, dated July 22, 2016, between the Company and the Purchasers thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2016).

10.11	Employment Letter between the Company and Matthew Shafer dated August 23, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).

10.12	Letter Agreement between the Company and Mark A. Featherstone dated August 25, 2016 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed August 29, 2016).

10.13	Employment Letter between the Company and Mike Mekhiche dated September 12, 2012 (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed August 29, 2016).

10.14	Letter Agreement between the Company and Mike Mekhiche dated June 19, 2014 (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed August 29, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3		Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, filed September 12, 2016: (i) Consolidated Balance Sheets – July 31, 2016 (unaudited) and April 30, 2016, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three Months Ended July 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.**

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

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

Ocean Power Technologies, Inc.
(Registrant)

Date: September 12, 2016		/s/ George H. Kirby III
	By:	George H. Kirby III
Chief Executive Officer

Date: September 12, 2016		/s/ Mark A. Featherstone
	By:	Mark A. Featherstone
Principal Accounting Officer

EXHIBITS INDEX

10.1

Stipulation and Agreement of Class Settlement dated as of May 5, 2016, entered into among Lead Plaintiff FiveMore Special Situations Fund Ltd., individually and on behalf of the Class, and Defendants Ocean Power Technologies, Inc., Charles F. Dunleavy, and Roth Capital Partners, LLC by and through their respective counsel of record relating to the litigation captioned In re Ocean Power Technologies, Inc. Securities Litigation, Case No. 14-3799 (FLW)(LHG) (U.S. District Court, District of New Jersey) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2016).

10.2

Purchase Order No. HM00538 (Job No. H650511.JIK) by and between Ocean Power Technologies, Inc. and Mitsui Engineering and Shipbuilding Co., Ltd. dated May 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2016).

10.3

Placement Agency Agreement, dated June 2, 2016, by and among Ocean Power Technologies, Inc., Roth Capital Partners, LLC and Rodman & Renshaw, a unit of H. C. Wainwright & Co., LLC (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 2, 2016).

10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 2, 2016).

10.5

Agreement by and between Ocean Power Technologies, Inc. (the “Company”) and Mitsui Engineering and Shipbuilding Co., Ltd. Dated May 31, 2016, consisting of Purchase Order dated May 27, 2016 and executed by the Company on May 31, 2016; General Terms and Conditions for Purchasing, MES 2011, dated May 23, 2016; letter of intent between MES and the Company dated March 7, 2016; and Milestones Payment Schedule dated March 17, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2016).

10.6	Form of Amendment No. 1 to the Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 7, 2016).

10.7

Form of Amendment No. 2, dated as of July 21, 2016, to the Securities Purchase Agreement, dated as of June 2, 2016, by and among Ocean Power Technologies, Inc. and the investors signatory thereto (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed July 21, 2016).

10.8	Form of Placement Agency Agreement, dated July 22, 2016, between the Company and the Placement Agent (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed July 22, 2016).

10.9	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed July 22, 2016).

10.10	Form of Subscription Agreement, dated July 22, 2016, between the Company and the Purchasers thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2016).

10.11	Employment Letter between the Company and Matthew Shafer dated August 23, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).

10.12	Letter Agreement between the Company and Mark A. Featherstone dated August 25, 2016 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed August 29, 2016).

10.13	Employment Letter between the Company and Mike Mekhiche dated September 12, 2012 (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed August 29, 2016).

10.14	Letter Agreement between the Company and Mike Mekhiche dated June 19, 2014 (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed August 29, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3		Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.3	*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, filed September 12, 2016: (i) Consolidated Balance Sheets – July 31, 2016 (unaudited) and April 30, 2016, (ii) Consolidated Statements of Operations (unaudited) – Three Months Ended July 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three Months Ended July 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended July 31, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Three Months Ended July 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.**

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