Form 10-Q
period 2016-10-31
Ocean Power Technologies, Inc.
filed 2016-12-09
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2016

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

As of November 30, 2016, the number of outstanding shares of common stock of the registrant was 6,321,040.

OCEAN POWER TECHNOLOGIES, INC.

INDEX TO FORM 10-Q

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	our ability to commercialize our PowerBuoys, and achieve and sustain profitability;

●

our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture a commercially viable PowerBuoy product;

●	that we will be successful in our efforts to commercialize our PowerBuoy or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our PowerBuoys and our wave energy technology;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

●	the reliability of our technology and our PowerBuoys;

●	our ability to improve the power output, survivability and reliability of our PowerBuoys;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended April 30, 2016, in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2016	April 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,512,185	$6,729,814
Marketable securities	25,000	75,000
Restricted cash	305,690	299,543
Unbilled receivables	102,730	37,465
Litigation receivable	2,500,000	2,500,000
Other current assets	385,308	116,805
Total current assets	15,830,913	9,758,627
Property and equipment, net	220,180	273,049
Other noncurrent assets	320,599	319,450
Total assets	$16,371,692	$10,351,126
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142,781	$372,700
Accrued expenses	2,881,505	2,674,841
Litigation payable	2,500,000	3,000,000
Unearned revenue	-	39,146
Warrant liabilities	548,382	-
Current portion of long-term debt and capital lease obligations	33,796	81,541
Total current liabilities	6,106,464	6,168,228
Long-term debt and capital lease obligations	41,167	54,567
Deferred credits payable non-current	600,000	600,000
Total liabilities	6,747,631	6,822,795
Commitments and contingencies (note 11)
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 6,321,040 and 2,352,100 shares, respectively	6,321	2,352
Treasury stock, at cost; 13,254 and 6,894 shares, respectively	(174,894)	(137,766)
Additional paid-in capital	192,632,350	181,670,121
Accumulated deficit	(182,676,542)	(177,884,011)
Accumulated other comprehensive loss	(163,174)	(122,365)
Total equity	9,624,061	3,528,331
Total liabilities and stockholders’ equity	$16,371,692	$10,351,126

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Revenues	$169,964	$494,412	$372,353	$600,078
Cost of revenues	125,146	494,412	252,431	600,078
Gross profit	44,818	-	119,922	-
Operating expenses:
Product development costs	1,307,734	1,177,656	2,944,106	3,660,444
Selling, general and administrative costs	1,723,737	1,821,993	3,242,296	3,728,938
Total operating expenses	3,031,471	2,999,649	6,186,402	7,389,382
Operating loss	(2,986,653)	(2,999,649)	(6,066,480)	(7,389,382)
Change in fair value of warrant liabilities	2,017,557	-	1,265,488	-
Interest income, net	2,232	3,712	2,046	8,835
Other (expense) income, net	-	(8,080)	-	242,927
Foreign exchange gain (loss)	1,780	(24,801)	6,415	(5,842)
Net loss	(965,084)	(3,028,818)	(4,792,531)	(7,143,462)
Less: Net (profit) loss attributable to the non-controlling interest in Ocean Power Technologies (Australasia) Pty Ltd.	-	2,057	-	(45,340)
Net loss attributable to Ocean Power Technologies, Inc.	$(965,084)	$(3,026,761)	$(4,792,531)	$(7,188,802)
Basic and diluted net loss per share	$(0.25)	$(1.71)	$(1.51)	$(4.08)
Weighted average shares used to compute basic and diluted net loss per share	3,891,512	1,773,978	3,180,501	1,762,805

(1) Common Stock and share data at October 31, 2015 has been adjusted retroactively to reflect a 1-for-10 reverse stock split effective October 27, 2015.

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(965,084)	$(3,028,818)	$(4,792,531)	$(7,143,462)

Foreign currency translation adjustment	(10,537)	12,615	(40,809)	(45,458)

Total comprehensive loss	(975,621)	(3,016,203)	(4,833,340)	(7,188,920)

Comprehensive (income) loss attributable to the non-controlling interest in Ocean Power Technologies (Australasia) Pty Ltd.	-	2,057	-	(72,664)

Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(975,621)	$(3,014,146)	$(4,833,340)	$(7,261,584)

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total Equity
Balance, April 30, 2016	2,352,100	$2,352	(6,894)	$(137,766)	$181,670,121	$(177,884,011)	$(122,365)	$3,528,331

Net loss	-	-	-	-	-	(4,792,531)	-	(4,792,531)

Stock based compensation	-	-	-	-	141,907	-	-	141,907

Issuance of restricted stock, net	196,940	197	-	-	486,200	-	-	486,397

Sale of stock	3,772,000	3,772	-	-	10,334,122	-	-	10,337,894

Acquisition of treasury stock	-	-	(6,360)	(37,128)	-	-	-	(37,128)

Other comprehensive loss	-	-	-	-	-	-	(40,809)	(40,809)

Balance, October 31, 2016	6,321,040	$6,321	(13,254)	$(174,894)	$192,632,350	$(182,676,542)	$(163,174)	$9,624,061

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(4,792,531)	$(7,143,462)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange (loss) gain	(6,415)	5,842
Depreciation and amortization	68,475	55,629
Compensation expense related to stock option grants & restricted stock	628,304	276,912
Change in fair value of warrant liabilities	(1,265,488)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(1,357)
Unbilled receivables	(65,265)	34,862
Other current assets	(269,157)	(144,364)
Other noncurrent assets	(35,690)	51,718
Accounts payable	(231,572)	(92,077)
Accrued expenses	(275,053)	(28,408)
Unearned revenues	(39,146)	-
Net cash used in operating activities	(6,283,538)	(6,984,705)
Cash flows from investing activities:
Maturities of marketable securities	50,000	50,000
Restricted cash	(6,147)	50,829
Purchases of equipment	(11,500)	(11,130)
Net cash provided by investing activities	32,353	89,699
Cash flows from financing activities:
Proceeds from issuance of common stock and related warrants, net of costs	12,151,764	4,798
Repayment of debt	(63,401)	(50,000)
Acquisition of treasury stock	(37,128)	(1,724)
Net cash provided by (used in) financing activities	12,051,235	(46,926)
Effect of exchange rate changes on cash and cash equivalents	(17,679)	(54,480)
Net increase (decrease) in cash and cash equivalents	5,782,371	(6,996,412)
Cash and cash equivalents, beginning of period	6,729,814	17,335,734
Cash and cash equivalents, end of period	$12,512,185	$10,339,322

See accompanying notes to consolidated financial statements (unaudited).

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Background, Basis of Presentation and Liquidity

a)	Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and is seeking to commercialize its proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company uses proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. The Company has designed and continues to develop the PowerBuoy product line which is based on modular, ocean-going buoys, which the Company has been periodically ocean testing since 1997. The Company markets its PowerBuoys in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale or lease of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of products and services.

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $182.7 million at October 31, 2016. At October 31, 2016, the Company had approximately $12.5 million in cash on hand, including $6.9 million resulting from the closing of a public offering of the Company’s common stock on October 19, 2016. The Company generated revenues of $0.4 million and $0.6 million in the six months ended October 31, 2016 and 2015, respectively. Based on the Company’s cash and cash equivalents and marketable securities as of October 31, 2016, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending January 31, 2018. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot assure you that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In fiscal 2017 and 2016, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys, its inability to market and commercialize its PowerBuoys, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company closed three equity financing arrangements during the six months ended October 31, 2016. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

In October 2015, the Company entered into an At the Market Offering Agreement (“2015 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), under which the Company offered from time to time in an at the market offering (the “2015 ATM Facility”) shares of its Common Stock under a shelf registration statement filed in 2013 on Form S-3 (the “2013 Form S-3”) and under a subsequent shelf registration statement on Form S-3 (the “2016 Form S-3”) filed with the SEC in February 2016 and declared effective by the SEC in April 2016. The 2016 Form S-3 registers for sale up to $15 million in securities by the Company in a public offering, although the Company is limited by Instruction I.B.6 in the amount that it may sell under Form S-3 in any 12 calendar month period to one third of its public float. Form S-3 limits the aggregate market value of securities that the Company is permitted to offer in any 12-month period under its 2013 Form S-3 Shelf, whether under the ATM Agreement, the Underwriting Agreement or otherwise, to one-third of its public float. In 2014, the Company fully utilized its available transaction capacity to sell securities using the 2013 Form S-3 Shelf in the ATM offering. However, the Company regained the ability to utilize the 2013 Form S-3 Shelf as the Company entered fiscal 2016. Under the 2015 ATM Facility, between October 2015 and April 2016, the Company issued and sold 144,571 shares of its Common Stock with an aggregate market value of $293,343 under the 2015 ATM Agreement at an average price of $2.03 per share and paid Wainwright of the 2015 ATM Facility a sales commission of approximately $4,400 related to those shares. The 2015 ATM Agreement was terminated on June 2, 2016, effective immediately, and the 2015 ATM Facility is no longer available for use by the Company. Under the SEC’s regulations, the securities registered under its 2013 Form S-3 Shelf may only be offered and sold if not more than three years have elapsed from the initial effective date of the Form S-3, except that if a new shelf registration statement is filed then the Company is permitted to continue to offer and sell securities under the Form S-3 until the earlier of the effective date of the new shelf registration statement or 180 days after the third anniversary of the initial effective date. On February 12, 2016, the Company filed a new Form S-3 shelf registration statement (the “2016 Form S-3”) to register the offering and sale of up to $15 million in securities. The 2016 Form S-3 registration was declared effective by the SEC on April 26, 2016.

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

On October 19, 2016, the Company sold 2,760,000 shares of common stock at a price of $2.75 per share, which includes the sale of 360,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $6.9 million, after deducting placement agent fees and offering expenses payable by the Company. The Company is using the net proceeds from this offering for general corporate purposes, which may include additional development, testing and demonstrations of the PowerBuoy system with the goal of furthering and accelerating its commercialization efforts and expanding its sales and marketing functions.

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

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a non-controlling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of October 31, 2016 and 2015, respectively, there were no non-controlling interests. As of July 31, 2015, there was one non-controlling interest, consisting of 11.8% of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”). OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia.

In September 2015, the Company re-purchased the non-controlling interest (consisting of 11.8%) of OPTA for nominal consideration and now has 100% ownership of OPTA. The Company also periodically evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of October 31, 2016, there were no such entities.

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

	October 31, 2016	April 30, 2016

Checking and savings accounts	$9,990,970	$4,534,671
Overnight repurchase account	2,521,215	2,195,143
	$12,512,185	$6,729,814

 (e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of October 31, 2016 and April 30, 2016, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of October 31, 2016, there was €278,828 ($305,690) in letters of credit outstanding under this agreement.

The second agreement is between the Company. and the New Jersey Board of Public Utilities (“NJBPU”). The Company received a $500,000 recoverable grant award from the NJBPU, none of which remains outstanding at October 31, 2016. Under this arrangement, the Company annually assigns to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. See Note 6.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Restricted cash includes the following:

	October 31, 2016	April 30, 2016

NJBPU agreement	$-	$50,000
Barclay's Bank Agreement	305,690	249,543
	$305,690	$299,543

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
US Department of Energy	-	18%	-	32%
European Union (WavePort project)	-	82%	-	68%
Mitsui Engineering & Shipbuilding	95%	-	97%	-
U.S. Department of Defense Office of Naval Research	5%	-	3%	-
	100%	100%	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company's financial position or results of operations. The Company does not require its customers to maintain collateral.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(j) Warrant Liabilities

The Company's warrants to purchase shares of its common stock are classified as warrant liabilities and recorded at fair value. The warrant liabilities are subject to remeasurement at each balance sheet date and the Company recognizes any change in fair value in its statements of operations as a change in fair value of the warrant liabilities. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to additional paid-in capital, a component of stockholders' equity.

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 687,825 for the three and six months ended October 31, 2016 and 165,870 for the three and six months ended October 31, 2015, were excluded from each of the computations as the effect would be anti-dilutive due to the Company's losses.

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

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the effect ASU 2016-02 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is evaluating the effect ASU 2016-13 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the effect ASU 2016-13 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

(3) Marketable Securities

Marketable securities with initial maturities longer than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	October 31, 2016	April 30, 2016

Certificate of Deposit	$25,000	$75,000

(4) Balance Sheet Detail

	October 31, 2016	April 30, 2016

Accrued expenses
Project costs	$1,300,059	$817,509
Contract loss reserve	198,819	198,819
Employee incentive payments	279,042	688,389
Accrued salary and benefits	540,347	456,077
Legal and accounting fees	283,175	240,466
Other	280,063	273,581
	$2,881,505	$2,674,841

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(5) Related Party Transactions

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor received fifteen months of consulting fees at a monthly rate of $20,000 (this period terminated on July 18, 2015). For the three and six months ended October 31, 2016 and 2015, the Company recorded $0 and $52,667, respectively, in expense relating to this agreement, recorded in selling, general and administrative expense in the unaudited consolidated statement of operations.

(6) Debt

The Company was awarded a recoverable grant totaling $500,000 between April 2009 and June 2010 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. The terms also required the Company to annually assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. As of October 31, 2016, there was no outstanding balance, and therefore, there is no certificate of deposit assigned to restricted cash. See Note 2(f).

	October 31, 2016	April 30, 2016

Total debt	$-	$50,000
Current portion of long-term debt	-	(50,000)
Long-term debt	$-	$-

(7) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $600,000 from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $600,000, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of October 31, 2016, the Company has not generated any emissions credits eligible for purchase under the agreement. The $600,000 has been classified as a noncurrent liability as of October 31, 2016 and April 30, 2016.

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

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The warrants contain a feature whereby they could require the transfer of assets and therefore are liability classified in accordance with ASC 480. As such, the warrants with a value of $548,382 and $0 at October 31, 2016 and April 30, 2016, respectively, are reflected as warrant liabilities in the unaudited condensed consolidated balance sheets. Unrealized gains of $2,017,557 and $1,265,448 were included as change in fair value of warrant liabilities in the consolidated statements of operations for the three and six months ended October 31, 2016, respectively. There are no unrealized losses for the three and six months ended October 31, 2015. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	October 31, 2016
Dividend rate		0%
Risk-free rate		1.3%
Expected life (years)	4.7	-	5.1
Expected volatility		126.7%

(9) Stock-Based Compensation

The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $628,000 and $277,000 for the six months ended October 31, 2016 and 2015, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted During the Six Months Ended October 31, 2016 and 2015

The fair value of each stock option granted, for both service-based and performance-based vesting requirements during the six months ended October 31, 2016, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on the Company’s historical volatility for the six months ended October 31, 2016.

	Six Months Ended October 31,
	2016	2015
Risk-free interest rate	1.3%	1.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.5
Expected volatility	103.96%	85.74%

The above assumptions were used to determine the weighted average per share fair value of $2.53 and $4.05 for stock options granted during the six months ended October 31, 2016 and 2015, respectively.

A summary of stock options under our stock incentive plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2016	89,303	$42.90	3.6
Forfeited	(841)	51.50
Exercised	-	-
Granted	171,749	2.12
Outstanding as of October 31, 2016	260,211	15.96	7.4
Exercisable as of October 31, 2016	156,466	$24.44	5.8

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

As of October 31, 2016, the total intrinsic value of outstanding and exercisable options was approximately $96,000 and $90,000, respectively. As of October 31, 2016, approximately 101,959 additional options are expected to vest in the future with an intrinsic value of approximately $4,000 and a weighted average remaining contractual term of 9.9 years. There was approximately $142,000 and $110,000 of total recognized compensation cost related to stock options for the six months ended October 31, 2016 and 2015, respectively. As of October 31, 2016, there was approximately $314,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.0 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non-restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2016, the Company granted 203,662 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis. In January 2016, the Board of Directors authorized a modification to certain outstanding restricted stock grants, which converted certain grants with performance-based grants to service based grants. The modification of the restricted stock grants did not have a material impact on the Company’s statement of operations for the six months ended October 31, 2016. Restricted stock issued and unvested at October 31, 2016 included 4,000 shares of unvested restricted stock subjected to performance-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2016	44,022	$6.51
Granted	203,662	4.03
Forfeited	(31,528)	3.15
Vested	(112,994)	5.00
Issued and unvested at October 31, 2016	103,162	$4.30

There was approximately $486,000 and $167,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2016 and 2015, respectively. As of October 31, 2016, there was approximately $418,000 of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 0.6 years.

(c)Treasury Stock

During the six months ended October 31, 2016 and 2015, 6,360 and 452 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

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

 Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended October 31, 2016 and 2015.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Warrant Liabilities

The fair value of the Company's warrant liabilities (refer to Note 8) recorded in the Company's financial statements is determined using the Black-Scholes option pricing model and the quoted price of the Company's common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company's stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' expected life.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2016:

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Warrant liabilities	$548,382	$—	$—	$548,382

The changes on the value of the warrant liabilities during the six months ended October 31, 2016 were as follows:

Fair value – April 30, 2016	$—
Issuance	1,813,870
Transfers	—
Change in fair value	(1,265,488)
Fair value – October 31, 2016	$548,382

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

There were no remeasured assets or liabilities at fair value on a non-recurring basis during the six months ended October 31, 2016 and 2015, respectively.

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

On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to the Company’s technology and a now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station (the "VWP Project"). The third amended class action complaint seeks unspecified monetary damages and other relief. On November 5, 2015, defendants filed a motion to dismiss the third amended class action complaint. The lead plaintiff filed a brief in opposition to the motion on December 7, 2015, and defendants filed a reply in support of the motion on December 21, 2015. On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3,000,000 in cash, of which the Company was to pay $500,000 and the Company’s insurer will pay $2,500,000, and the issuance by the Company of 380,000 shares (valued at $596,000 on the date the Stipulation was signed by the parties) of its Common Stock to the class members. In connection with the settlement, the parties have agreed to execute mutually agreeable releases. On June 7, 2016, the Court entered an Order Granting Preliminary Approval of Settlement. The Court scheduled a hearing for November 14, 2016 to determine, among other things, whether to grant final approval of the settlement. The amounts agreed in the Stipulation agreement, including the amount to be contributed by our insurance carrier, have been reflected in the Company’s Consolidated Financial Statements as of April 30, 2016. In July 2016, the Company paid the $500,000 portion of the settlement and the remaining balance of $2,500,000 was paid by the Company’s insurer in August 2016. On November 14, 2016, the Court held its previously scheduled Settlement Hearing to consider whether to grant final approval of the settlement, and on November 15, 2016, the Court issued its Final Judgment approving the settlement and dismissing the proceeding with prejudice. The distribution of the $3,000,000 in cash and 380,000 shares of the Company’s common stock is scheduled to occur 30 days after the date of the Final Judgment.

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

On June 9, 2016, a fourth derivative lawsuit, captioned Pucillo v. Dunleavy, et al., was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, unjust enrichment, and abuse of control relating to the now terminated agreement between VWP and ARENA. The Pucillo complaint seeks unspecified monetary damages and other relief. On August 2, 2016, the parties in the Pucillo lawsuit filed a Stipulation and Proposed Order pursuant to which: (i) the defendants agreed to accept service of the Pucillo complaint; (ii) the parties agreed to stay the Pucillo action pending the filing and resolution of a motion to consolidate the Pucillo action with the Labare and Rywolt actions; and (iii) the parties agreed that the defendants shall not be required to respond to the Pucillo complaint during the pendency of the stay. The Court approved the Stipulation on August 3, 2016.

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) substituted plaintiff Pucillo for plaintiffs Labare and Rywolt as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the settlement hearing scheduled for November 14, 2016 in the securities class action and further order of the Court.

 The Company and certain of its current directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of the Company’s Certificate of Incorporation and By-laws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the current provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint seeks declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. Defendants have not yet responded to the Complaint. By Unanimous Written Consent dated June 17, 2016, the Company’s Board of Directors amended the Company’s By-laws to delete the “only for cause” requirement, thereby allowing for removal of directors with or without cause by the Company’s stockholders. In addition, the Board proposed, subject to approval by the Company’s stockholders at the next annual general meeting of stockholders, a similar amendment to the director removal provision in the Company’s Certificate of Incorporation. On June 22, 2016, the parties to the lawsuit submitted a Stipulation and Proposed Order Staying Proceedings that (1) stays the case pending the stockholder vote on the proposed amendment to the Company’s Certificate of Incorporation; (2) provides for dismissal of the action with prejudice if the stockholders approve the amendment, subject to plaintiff’s right to make a fee application to the court and defendants’ right to oppose any such application; and (3) provides for the stay to be lifted and the action to resume, without waiver of any parties’ rights, if the stockholders do not approve the amendment. The Court approved the Stipulation on June 30, 2016. On September 2, 2016, the Company filed a definitive proxy statement with the SEC which includes this proposal. At the annual shareholder meeting on October 21, 2016, the proposal was not approved because an insufficient number of votes were cast to satisfy the requirement that the proposal be approved by the holders of at least 75% of the outstanding shares of common stock entitled to vote at the meeting.  However, stockholders approved an amendment to the Company’s Certificate of Incorporation to add a provision which requires that any provision of the Certificate of Incorporation that is contrary to a requirement of the Delaware General Corporate Law shall be read in conformity with the applicable requirement of the Delaware General Corporate Law. The parties have agreed that the case shall remain stayed until further steps, if any, can be agreed to and taken as needed.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €278,828 ($305,690) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014, March 2015 and September 2015, the Company received partial refunds of the amount under dispute and continues to expect that this matter will be resolved in the Company’s favor.

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. We have not established any provision for losses related to this matter.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(12) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) for the three and six month periods ended October 31, 2016 and 2015. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

During the six months ended October 31, 2016, the Company had no material changes in uncertain tax positions.

(13) Operating Segments and Geographic Information

The Company's business consists of one segment as this represents management's view of the Company's operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers.

Geographic information is as follows:

	North America	Europe	Asia and Australia	Total

Three months ended October 31, 2016
Revenues from external customers	$169,964	$-	$-	$169,964
Operating loss	(2,883,434)	(95,702)	(7,517)	(2,986,653)

Three months ended October 31, 2015
Revenues from external customers	$494,412	$-	$-	$494,412
Operating loss	(2,880,664)	(78,259)	(40,726)	(2,999,649)

Six months ended October 31, 2016
Revenues from external customers	$372,353	$-	$-	$372,353
Operating loss	(5,909,078)	(143,442)	(13,960)	(6,066,480)

Six months ended October 31, 2015
Revenues from external customers	$600,078	$-	$-	$600,078
Operating loss	(7,096,878)	(165,982)	(126,522)	(7,389,382)

October 31, 2016
Long-lived assets	$220,180	$-	$-	$220,180
Total assets	15,717,801	266,348	387,543	16,371,692

April 30, 2016
Long-lived assets	$273,049	$-	$-	$273,049
Total assets	9,553,033	395,389	402,704	10,351,126

(14) Subsequent Events

On November 7, 2016, the Company received approximately $700,000 through the State of New Jersey's Business Tax Certificate Transfer Program (the “Program”).  The Program enables companies to raise cash to finance their growth and operations.  The Program is administered by the New Jersey Economic Development Authority (“NJEDA”) and the New Jersey Department of the Treasury's Division of Taxation. Under the Program, New Jersey-based technology or biotechnology companies with fewer than 225 US employees may be eligible to sell net operating losses (“NOLs”) and research and development tax credits to unaffiliated corporations, for at least 80 percent of their value, up to a maximum lifetime benefit of $15 million per business.

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

Product Development

The development of our technology has been funded by capital we raised and by development engineering contracts we received starting in fiscal 1995, including projects with the DOE, the U.S. Navy, the Department of Homeland Security and MES. Through these historic projects, we also continued development of our current and our next generation PowerBuoy technology.

During fiscal 2017, we are continuing to focus on the commercialization of our PowerBuoy technology in autonomous application markets. We completed our work under our DOE contract that focused on further optimization of our modular PTO technology and delivered the project final report to the DOE in February 2016. In January 2016, we successfully completed the final stage and associated review with the DOE of the contract deliverables during which the DOE reviewed advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability. As we continued to focus on the development and validation of our PB3 PowerBuoy commercial product, our activities concentrated mainly on implementing all of our lessons learned during our efforts in the prior fiscal year from our ocean deployments and accelerated life testing (“ALT”). The resulting improved PB3 PowerBuoy was deployed off the coast of New Jersey in July of 2016 and was retrieved early December 2016 upon completing all intended testing and validation. Upon inspection and refurbishment, we anticipate the PB3 PowerBuoy will be shipped to Japan to fulfill the requirements of our lease with MES including a deployment off of Kozu-Island in the Pacific Ocean. ALT of the PB3 commercial PTO is ongoing with no failures to date. In addition to the deployment of the PB3 PowerBuoy, the prior generation PB3-A1, was fitted with a sensor that collects tagged marine mammal migration information as well as with a Self-Contained Ocean Observing Payload (“SCOOP”).The marine mammal migration detection sensor was attached to the PB3-A1 PowerBuoy as part of an agreed scope of work with the Wildlife Conservation Society (“WCS”) through a memorandum of agreement between WCS and OPT. The SCOOP payload was integrated into PB3-A1 to complete the Phase 1 work scope of a Cooperative Research and Development Agreement (“CRADA”) between the National Data Buoy Center (NDBC) and OPT. The PB3-A1, deployed off the coast of New Jersey in May 2016, was retrieved in October 2016. From July 2016 through October 2016, both PB3-A1 and PB3 were simultaneously deployed generating valuable performance validation data. Both the NDBC SCOOP as well as the WCS tagged mammal migration detection sensor met all of their performance requirements. Our intent is to upgrade this pre-commercial design PowerBuoy to the full commercial design by retrofitting it with the final commercial PTO including our modular energy storage system, and to make it available to support our on-going commercialization efforts. In addition to the PB3 commercial product validation activities, a concerted effort has been underway which focuses on proactively implementing additional features driven by extensive and direct discussions with potential users and customers in our target markets. Such features include:

●

The design, development and implementation of a versatile mooring interface that allows the PB3 to accommodate various types of mooring configurations depending on the specifics and the needs of the customer, eliminating the need for a redesign to the device.

●

The design, development and implementation of a flexible power transmission system intended to support delivery of power and communication capabilities to customer payloads which are external to the PowerBuoy, and which may reside in the water column or on the seabed.

Additionally, and building upon our initial success in implementing an auto-ballast system in our commercial PB3, we are further enhancing this feature in order to achieve faster and more cost effective PB3 deployments and retrievals.

Further, we have initiated the development of our PB15, the next scale-up of our autonomous PowerBuoy, which is in accordance with our product roadmap. Our intent is to complete the preliminary design of our PB15 in fiscal 2017. We believe the PB15 PowerBuoy would have a peak rating of 15kW and an average continuous power output that depends on the deployment site’s metocean conditions. While this scale-up leverages every aspect of the product development and validation of the PB3, it also strategically positions the product to allow OPT to respond to higher power needs as expressed by potential end-users and customers in our target markets.

As previously stated, the PB3 has achieved commercial status through a series of design iterations which focused on improving its reliability and survivability in the ocean environment. Though the PB3 will continue to undergo further enhancements through customary product life cycle management, we believe the PB3 has achieved a maturity level for immediate commercial use. We believe that the PB3 will generate and store sufficient power to address various application requirements in our target markets. Our product development and engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys and, if we are able to do so, we believe the PowerBuoy would be useful for additional applications where cost savings and additional power are required by our potential customers. We continue to explore opportunities in these target markets, and we have not yet finalized any product offerings in these potential markets. We believe that by increasing the energy output of our PowerBuoys we may be able to address larger segments of our target markets. By improving our design and manufacturing, we also seek to reduce the cost of our PowerBuoys through further design iterations and manufacturing ramp-up. In so doing, we seek to improve customer value, displace additional incumbent solutions, and become a viable power source for new applications in our target markets.

Commercial Activities

We are seeking to develop strategic alliances with other companies that have developed or are developing in-ocean applications requiring a persistent source of power to address potential customer needs. As announced in October 2015, we signed a memorandum of understanding (“MOU”) with Gardline Environmental, Ltd. to jointly investigate innovative metocean monitoring and maritime security systems for prospective customers using both companies’ technologies. The MOU can be terminated by either party, and each party will bear its own respective costs associated with the MOU.

In September, 2016, we entered into a contract with the Department of Defense Office of Naval Research totaling approximately $250,000 to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications.

In November, 2016, we entered into a joint marketing agreement with Sonalysts, Inc. The purpose of this agreement is for OPT and Sonalysts to collaboratively identify and pursue opportunities leveraging our individual products and capabilities. Sonalysts has primary capabilities in operations and analysis; modeling and simulation; systems engineering and integration; program support; and undersea wireless communications technologies.

During the six months ended October 31, 2016, we deployed the PB3-A1 PowerBuoy and deployed the commercial PB3 PowerBuoy. The PB3-A1 included a payload from the NBDC, under a CRADA to conduct ocean demonstrations of its innovative SCOOP monitoring system as well as a WCS tagged marine mammal migration pattern monitoring sensor. The WCS sensor was used in a first step to assess whether the PB3 could ultimately provide power to WCS’ sensors, transmit data, and provide real-time data communication for acoustic monitoring of the movements of marine wildlife in certain waters. In June 2016, we deployed the PB3-A1 off the coast of New Jersey. The SCOOP was powered by the PB3-A1, where it provided metocean data to OPT and to NDBC without issue. The data collected by the WCS sensor is currently being processed by WCS. The PB3-A1was retrieved in October 2016 and is undergoing a full system update by incorporating the full commercial PTO to be brought up to full commercial status similar to the PB3.

On May 31, 2016, we entered into a contract with MES totaling $975,587, a portion of which was performed in fiscal 2016 as agreed under a letter of intent signed in March 2016. The contract with MES included certain engineering and other services, and a six-month lease of our PB3 PowerBuoy, commencing in March 2017, and extending through August 2017.

During the six months ended October 31, 2016, we progressed discussions with our Technical Advisory Panel members and conducted extensive business development meetings and other activities with potential customers and business partners. We also continued our accelerated life testing to further validate the reliability and durability of our PowerBuoys.

Capital Raises

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

On October 19, 2016, we sold 2,760,000 shares of common stock at a price of $2.75 per share, which includes the sale of 360,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $6.9 million, after deducting placement agent fees and offering expenses payable by the Company. We are using the net proceeds from this offering for general corporate purposes, which may include additional development, testing and demonstrations of our PowerBuoy system with the goal of furthering and accelerating its commercialization efforts and expanding its sales and marketing functions.

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

Backlog

As of October 31, 2016 our backlog was approximately $0.7 million and on April 30, 2016, our backlog was negligible.

Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract. Our backlog was fully funded at October 31, 2016.

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

●

Expand our relationships in key market areas. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known organizations, including MES in Japan, the NDBC, the WCS, Gardline Environmental (an international and multi-disciplinary marine service company at the forefront of marine management with offices on five continents), and Sonalysts, Inc. (Sonalysts has primary capabilities in operations and analysis; modeling and simulation; systems engineering and integration; program support; and undersea wireless communications technologies). We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●

Outsource most of the equipment fabrication and deployment. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy in order to minimize our capital requirements as we scale our business. However, our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our value-adding core competencies while also enabling the cost effectiveness of our PowerBuoy through leveraging a larger more qualified supply base.

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

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $182.7 million at October 31, 2016. At October 31, 2016, we have approximately $12.5 million in cash on hand, including $6.9 million resulting from the closing of a public offering of the Company’s common stock on October 19, 2016. We generated revenues of $0.3 million and $0.6 million for the six months ended October 31, 2016 and 2015, respectively. Based on the Company’s cash and cash equivalents and marketable securities balances as of October 31, 2016, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending January 31, 2018. The report of our independent registered public accounting firm on our consolidated financial statements filed with our Annual Report on Form 10-K for fiscal 2016, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

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

Generally, our contracts are either cost plus or fixed price contracts. Under cost plus contracts, we bill the customer for actual expenses incurred plus an agreed-upon fee. Revenue is typically recorded using the percentage-of-completion method based on the maximum awarded contract amount. In certain cases, we may choose to incur costs in excess of the maximum awarded contract amounts resulting in a loss on the contract. Currently, we have two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, we receive an agreed-upon amount for providing product development and services that are specified in the contract. Revenue is typically recorded using the percentage-of-completion method based on the contract amount. Depending on whether actual costs are more or less than the agreed-upon amount, there is a profit or loss on the project. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method based on the amount agreed upon with the customer. An amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is recorded as product development expense. Some of our revenue for the three and six months ended October 31, 2016 and 2015 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		Six Months Ended October 31,
	($ millions)		($ millions)
	2016	2015	2016	2015
US Department of Energy	$-	$0.1	$-	$0.2
European Union (WavePort project)	-	0.4	-	0.4
Mitsui Engineering & Shipbuilding	0.2	-	0.4	-
U.S. Department of Defense Office of Naval Research	-	-	-	-
	$0.2	$0.5	$0.4	$0.6

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 31, 2016 and 2015:

	Six months ended October 31,
Customer Location	2016	2015

United States	3%	32%
Europe	-	68
Asia and Australia	97	-
	100%	100%

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

Our revenue recorded for the three and six months ended October 31, 2015 included revenue generated from cost-sharing contracts, which result in zero gross profit.

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

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of our warrant liabilities are subject to remeasurement each financial statement reporting period, as such, changes in this fair value are reflected in the Statement of Operations.

Our financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash and restricted cash, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.

Interest income (expense), net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $12.8 million as of October 31, 2016, compared to $10.8 million as of October 31, 2015.

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.1 million as of October 31, 2016 and $1.8 million as of October 31, 2015, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $12.8 million as of October 31, 2016 and $10.8 million as of October 31, 2015. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Results of Operations

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2016 and 2015:

	Three Months ended October 31,		% Change 2016 Period to
	2016	2015	2015 Period
Revenues	$169,964	$494,412	(66)%
Cost of revenues	125,146	494,412	(75)
Gross profit	44,818	-	100
Operating expenses:
Product development costs	1,307,734	1,177,656	11
Selling, general and administrative costs	1,723,737	1,821,993	(5)
Total operating expenses	3,031,471	2,999,649	1
Operating loss	(2,986,653)	(2,999,649)	0
Change in fair value of warrant liabilities	2,017,557	-	100
Interest income, net	2,232	3,712	(40)
Other expense, net	-	(8,080)	100
Foreign exchange gain (loss)	1,780	(24,801)	(107)
Net loss	(965,084)	(3,028,818)	(68)
Less: Net (gain) loss attributable to the non-controlling interest in Ocean Power Technologies (Australasia) Pty Ltd	-	2,057	(100)
Net loss attributable to Ocean Power Technologies, Inc	$(965,084)	$(3,026,761)	(68)%

Revenues

Revenues decreased by $0.3 million, or 66%, to $0.2 million in the three months ended October 31, 2016, as compared to $0.5 million in the three months ended October 31, 2015. The decrease in revenue is related to lower revenue on the MES agreement, announced in June 2016, as compared to revenue from our WavePort contract with the European Union (the “EU”) for our project in Spain and the billable work under our prior contracts with the DOE during the three months ended October 31, 2015.

Cost of revenues

Cost of revenues decreased by approximately $0.4 million, or 75%, to approximately $0.1 for the three months ended October 31, 2016, as compared to $0.5 million for the three months ended October 31, 2015. The decrease in cost of revenue is related to lower costs incurred from the MES agreement, announced in June 2016, compared to higher costs from our WavePort contract with the EU for our project in Spain and the billable work under our prior contracts with the DOE during the three months ended October 31, 2015.

Revenue in the three month period ended October 31, 2015 included revenue under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs increased by $0.1 million, or 11%, to $1.3 million in the three months ended October 31, 2016, as compared to $1.2 million in the three months ended October 31, 2015. For the three months ended October 31, 2016, product development costs primarily reflect the deployment of the commercial design PB3 PowerBuoy. For the three months ended October 31, 2015, product development costs reflected costs related to deployment of the legacy PB40 utility scale PowerBuoy.

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $0.1 million, or 5%, to $1.7 million for the three months ended October 31, 2016 as compared to $1.8 million for the three months ended October 31, 2015. The decrease was related primarily to lower employee related costs, legal fees and third party consultant fees. These decreases were partially offset by increased stock compensation expense.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities for the three months ended October 31, 2016 and 2015, reflected a net fair market value unrealized gain of $2.0 million and $0 on our warrant derivatives, respectively.

Interest income, net

Interest income, net was approximately $2,200 for the three months ended October 31, 2016, as compared to approximately $4,000 in the three months ended October 31, 2015. The decrease in interest income was related to lower interest earned on marketable securities for the three months ended October 31, 2016 compared to the three months ended October 31, 2015.

Foreign exchange gain (loss)

Foreign exchange gain was approximately $1,800 for the three months ended October 31, 2016, compared to a foreign exchange loss of $25,000 for the three months ended October 31, 2015. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other expense, net

During the three months ended October 31, 2016, we did not have any other expense. During the three months ended October 31, 2015, other expense was approximately $8,000.

Results of Operations

Six Months Ended October 31, 2016 Compared to Six Months Ended October 31, 2015

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2016 and 2015:

			% Change
	Six Months ended October 31,		2016 Period to
	2016	2015	2015 Period
Revenues	$372,353	$600,078	(38)%
Cost of revenues	252,431	600,078	(58)
Gross profit	119,922	-	100
Operating expenses:
Product development costs	2,944,106	3,660,444	(20)
Selling, general and administrative costs	3,242,296	3,728,938	(13)
Total operating expenses	6,186,402	7,389,382	(16)
Operating loss	(6,066,480)	(7,389,382)	(18)
Change in fair value of warrant liabilities	1,265,488	-	100
Interest income, net	2,046	8,835	(77)
Other income, net	-	242,927	(100)
Foreign exchange gain (loss)	6,415	(5,842)	210
Net loss	(4,792,531)	(7,143,462)	(33)
Less: Net (gain) loss attributable to the non-controlling interest in Ocean Power Technologies (Australasia) Pty Ltd	-	(45,340)	(100)

Net loss attributable to Ocean Power Technologies, Inc	$(4,792,531)	$(7,188,802)	(33)%

Revenues

Revenues decreased by $0.2 million, or 38%, to $0.4 million in the six months ended October 31, 2016, as compared to $0.6 million in the six months ended October 31, 2015. The decrease in revenue is related to our MES agreement, announced in June 2016, as compared to revenue from our WavePort contract with the EU for our project in Spain and the billable work under our prior contracts with the DOE during the six months ended October 31, 2015.

Cost of revenues

Cost of revenues decreased by approximately $0.3 million, or 58%, to approximately $0.3 million for the six months ended October 31, 2016, as compared to $0.6 million for the six months ended October 31, 2015. The decrease in cost of revenue is related to lower costs incurred from our MES agreement, announced in June 2016, compared to higher costs from our WavePort contract with the EU for our project in Spain and the billable work under our prior contracts with the DOE during the six months ended October 31, 2015.

Our revenue in the six month period ended October 31, 2015 included revenue under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success at increasing sales of our PowerBuoy systems and on our ability to manage costs incurred on our fixed price contracts.

Product development costs

Product development costs decreased by $0.7 million, or 20%, to $2.9 million in the six months ended October 31, 2016, as compared to $3.7 million in the six months ended October 31, 2015. For the six months ended October 31, 2016 product development costs reflect the redeployment of the PB3-A1, the deployment of the commercial design PB3 PowerBuoy and estimated costs related to the retrieval of the PB40 mooring system. For the six months ended October 31, 2015 product development costs reflected costs related to deployment of the legacy PB40 utility scale PowerBuoy as well as costs related to the redesigned commercial PB3..

Selling, general and administrative costs

Selling, general and administrative costs decreased by approximately $0.5 million, or 13%, to $3.2 million for the six months ended October 31, 2016 as compared to $3.7 million for the six months ended October 31, 2015. The decrease was related primarily to lower employee related costs, legal fees and third party consultant fees. These decreases were partially offset by increased stock compensation expense.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities for the six months ended October 31, 2016 and 2015, reflected a net fair market value unrealized gain of $1.3 million and $0 on our warrant derivatives, respectively.

Interest income, net

Interest income, net was approximately $2,000 for the six months ended October 31, 2016, as compared to approximately $9,000 in the six months ended October 31, 2015. The decrease in interest income was related to lower interest earned on marketable securities for the six months ended October 31, 2016 compared to the six months ended October 31, 2015.

Foreign exchange gain (loss)

Foreign exchange gain was approximately $6,400 for the six months ended October 31, 2016, compared to a foreign exchange loss of $5,800 for the six months ended October 31, 2015. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Other income, net

During the six months ended October 31, 2016, we did not have any other income. During the six months ended October 31, 2015, we received a refund of $243,000 related to research and development expenditures in Australia.

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

Cash flows for the six months ended October 31, 2016 and 2015 were as follows:

	2016	2015
Net loss	$(4,792,531)	$(7,143,462)

Adjustments for noncash operating items	(575,124)	338,383

Net cash operating loss	(5,367,655)	(6,805,079)

Net change in operating assets and liabilities	(915,833)	(179,626)

Net cash used in operating activities	$(6,283,538)	$(6,984,705)

Net cash provided by investing activities	$32,353	$89,699

Net cash provided by (used in) financing activities	$12,051,235	$(46,926)

Effect of exchange rates on cash and cash equivalents	$(17,679)	$(54,480)

Net cash used in operating activities

Net cash used in operating activities was $6.3 million and $7.0 million for the six months ended October 31, 2016 and 2015, respectively. The change was primarily the result of the net change in operating assets and liabilities.

The decrease in net loss for the six months ended October 31, 2016 compared to the six months ended October 31, 2015 reflects a decrease in product development costs of $0.7 million relating primarily to the deployment of the PB40 off the coast of New Jersey and the anticipated deployment of the APB350 in the prior year, a decrease in SG&A costs of $0.5 million relating primarily to decreased legal fees and employee related costs, and a decrease of $1.3 million in the change in fair value of warrant liabilities.

The decrease in noncash operating items reflects a decrease in the change in fair value of the warrant assets of $1.3 million partially offset by an increase in equity compensation of $0.4 million.

The decrease in operating assets and liabilities reflects a net decrease in accounts payable and accrued expenses of $0.4 million, a decrease in unbilled receivables of $0.1 million and a decrease of $0.2 million in other current assets, during the six months ended October 31, 2016. In July 2016, the Company paid $0.5 million related to a litigation settlement.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $32,000 and $0.1 million for the six months ended October 31, 2016 and 2015, respectively. The change was primarily the result of a net decrease in restricted cash during the six months ended October 31, 2016.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $12.1 million for the six months ended October 31, 2016 and net cash used in financing activities was $47,000 for the six months ended October 31, 2015. The net cash provided in 2016 was the result of the issuance of common stock and warrants through our public offerings net of related issuance costs. The net cash used in 2015 was primarily for repayment of long-term debt.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $18,000 and $54,000 in the six months ended October 31, 2016 and 2015, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

    Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $182.7 million at October 31, 2016. At October 31, 2016, we had approximately $12.5 million in cash on hand, including $6.9 million resulting from the closing of a public offering of the Company's Common Stock on October 19, 2016. In addition, as of October 31, 2016, our restricted cash balance was approximately $0.3 million. We generated revenues of $0.4 million for the six months ended October 31, 2016, and $0.6 million for the six months ended October 31, 2015. Based on the Company’s cash and cash equivalents and marketable securities balances as of October 31, 2016, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending January 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

We expect to devote substantial resources to continue our development efforts for our PowerBuoys and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoys. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to commercialize our PowerBuoys, and achieve and sustain profitability;

●

our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture a commercially viable PowerBuoy product;

●	that we will be successful in our efforts to commercialize our PowerBuoy or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our PowerBuoys and our wave energy technology;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

●	the reliability of our technology and our PowerBuoys;

●	our ability to improve the power output, survivability and reliability of our PowerBuoys;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

Our business is capital intensive and, to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high product development costs associated with our product development. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2017, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2016 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 9, 2015, the lead plaintiff filed a third amended class action complaint which alleges claims for violations of sections 12(a) (2) and 15 of the Securities Act of 1933 and for violations of §10(b) and §20(a) of the Securities Exchange Act of 1934 arising out of public statements relating to our technology and a now terminated agreement between VWP and ARENA for the VWP Project. The third amended class action complaint seeks unspecified monetary damages and other relief. On November 5, 2015, defendants filed a motion to dismiss the third amended class action complaint. The lead plaintiff filed a brief in opposition to the motion on December 7, 2015, and defendants filed a reply in support of the motion on December 21, 2015. On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3,000,000 in cash, of which the Company was to pay $500,000 and the Company’s insurer will pay $2,500,000, and the issuance by the Company of 380,000 shares (valued at $596,000 on the date the Stipulation was signed by the parties) of its Common Stock to the class members. In connection with the settlement, the parties have agreed to execute mutually agreeable releases. On June 7, 2016, the Court entered an Order Granting Preliminary Approval of Settlement. The Stipulation is subject to, among other requirements, final approval by the Court following notice to all class members. The Court scheduled a hearing for November 14, 2016 to determine, among other things, whether to grant final approval of the settlement. The amounts agreed in the Stipulation agreement, including the amount to be contributed by our insurance carrier, have been reflected in the financial statements as of July 31, 2016 and April 30, 2016. In July 2016, the Company paid the $500,000 portion of the settlement and the remaining balance of $2,500,000 was paid by the Company’s insurer in August 2016. On November 14, 2016, the Court held its previously scheduled Settlement Hearing to consider whether to grant final approval of the settlement, and on November 15, 2016, the Court issued its Final Judgement approving the settlement and dismissing the proceedings with prejudice. The distribution of the $3,000,000 in cash and 380,000 shares of the Company’s common stock is scheduled to occur 30 days after the date of the Final Judgment.

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

On June 9, 2016, a fourth derivative lawsuit, captioned Pucillo v. Dunleavy, et al., was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, unjust enrichment, and abuse of control relating to the now terminated agreement between VWP and ARENA. The Pucillo complaint seeks unspecified monetary damages and other relief. On August 2, 2016, the parties in the Pucillo lawsuit filed a Stipulation and Proposed Order pursuant to which: (i) the defendants agreed to accept service of the Pucillo complaint; (ii) the parties agreed to stay the Pucillo action pending the filing and resolution of a motion to consolidate the Pucillo action with the Labare and Rywolt actions; and (iii) the parties agreed that the defendants shall not be required to respond to the Pucillo complaint during the pendency of the stay. The Court approved the Stipulation on August 3, 2016.

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) substituted plaintiff Pucillo for plaintiffs Labare and Rywolt as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the settlement hearing scheduled for November 14, 2016 in the securities class action and further order of the Court.

We and certain of our current and former directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of our Certificate of Incorporation and Bylaws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the current provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint seeks declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. Defendants have not yet responded to the Complaint. By Unanimous Written Consent dated June 17, 2016, the Company’s Board of Directors amended the Company’s By-laws to delete the “only for cause” requirement, thereby allowing for removal of directors with or without cause by the Company’s stockholders. In addition, the Board proposed, subject to approval by the Company’s stockholders at the next annual general meeting of stockholders, a similar amendment to the director removal provision in the Company’s Certificate of Incorporation. On June 22, 2016, the parties to this lawsuit submitted a Stipulation and Proposed Order Staying Proceedings that (1) stays the case pending the stockholder vote on the proposed amendment to the Company’s Certificate of Incorporation; (2) provides for dismissal of the action with prejudice if the stockholders approve the amendment, subject to plaintiff’s right to make a fee application to the court and defendants’ right to oppose any such application; and (3) provides for the stay to be lifted and the action to resume, without waiver of any parties’ rights, if the stockholders do not approve the amendment. The court approved the stipulation on June 30, 2016. On September 2, 2016, the Company filed a definitive proxy statement with the SEC which includes this proposal. At the annual shareholder meeting on October 21, 2016, the proposal was not approved because an insufficient number of votes were cast to satisfy the requirement that the proposal be approved by the holders of at least 75% of the outstanding shares of common stock entitled to vote at the meeting.  However, stockholders approved an amendment to the Company’s Certificate of Incorporation to add a provision which requires that any provision of the Certificate of Incorporation that is contrary to a requirement of the Delaware General Corporate Law shall be read in conformity with the applicable requirement of the Delaware General Corporate Law. The parties have agreed that the case shall remained stayed until further steps, if any, can be agreed to and taken as needed.

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

Spain IVA (sales tax)

In June 2012, we received notice that the Spanish tax authorities are inquiring into our 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $250,000 of input tax. We believe that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. We have issued two letters of credit in the amount of €278,828 ($305,690) at the request of the Spanish tax authorities. This is a customary request during the inquiry period. In November 2014, March 2015 and September 2015, we received partial refunds of the amount under dispute and continue to expect that this matter will be resolved in our favor.

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. We have not established any provision for losses related to this matter.

Item 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2016 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 15, 2016 and our Form 10-Q for the quarter ended July 31, 2016, except as discussed below.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $182.7 million at October 31, 2016. At October 31, 2016, the Company has approximately $12.5 million in cash on hand, including $6.9 million resulting from the closing of a public offering of the Company's common stock on October 19, 2016. The Company generated revenues of $0.4 million and $0.6 million in the six months ended October 31, 2016 and 2015, respectively. We generated revenues of only $0.7 million in fiscal 2016, and $4.1 million in fiscal 2015. Based on the Company’s cash and cash equivalents and marketable securities balances as of October 31, 2016 the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending January 31, 2018. We continue to experience operating losses and currently have only one primary revenue producing contract, which is an agreement with MES (the “MES Agreement”) to, among other things, lease and deploy our PB3 PowerBuoy off Kozushima Island, Japan and to provide certain engineering and other services. The total value of the lease and other services to be provided by us under the MES Agreement is $975,587. We currently expect the term of the lease to commence in March 2017, and the term of the MES Agreement to extend through August 2017. During the six months ended October 31, 2016, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $900,000 per month, excluding $500,000 cash paid in relation to the litigation settlement.

Our business is capital intensive and, to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is a largely a result of the high product development costs associated with our product development. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $12 million in fiscal 2017. Through the six months ended October 31, 2016, the Company has already incurred approximately $6.1 million in such operating costs. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2017, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $4.8 million during the six months ended October 31, 2016 and $13.1 million in fiscal 2016. As of October 31, 2016, we had an accumulated deficit of $182.7 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

On October 19, 2016, we sold 2,760,000 shares of common stock at a price of $2.75 per share, which includes the sale of 360,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $6.9 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. We are using the net proceeds from this offering for general corporate purposes, which may include additional development, testing and demonstrations of our PowerBuoy system with the goal of furthering and accelerating its commercialization efforts and expanding its sales and marketing functions.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

August 1-31, 2016	-	$-	-	-
September 1-30, 2016	3,450	$7.29	-	-
October 1-31, 2016	2,463	$3.19	-	-

(1) Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

 None.

Item 6.	EXHIBITS

3.1

Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).

10.1	Employment Letter between the Company and Matthew Shafer dated August 23, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).

10.2	Letter Agreement between the Company and Mark A. Featherstone dated August 25, 2016 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed August 29, 2016).

10.3

Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2016, filed December 9, 2016: (i) Consolidated Balance Sheets – October 31, 2016 (unaudited) and April 30, 2016, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows (unaudited) –Six Months Ended October 31, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Six Months Ended October 31, 2016 and 2015 (vi) Notes to Consolidated Financial Statements.**

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

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

Ocean Power Technologies, Inc.
(Registrant)

Date: December 9, 2016		/s/ George H. Kirby III
	By:	George H. Kirby III
Chief Executive Officer

Date: December 9, 2016		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer

EXHIBITS INDEX

3.1

Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).

10.1	Employment Letter between the Company and Matthew Shafer dated August 23, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).

10.2	Letter Agreement between the Company and Mark A. Featherstone dated August 25, 2016 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed August 29, 2016).

10.3

Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended October 31, 2016, filed December 9, 2016: (i) Consolidated Balance Sheets – October 31, 2016 (unaudited) and April 30, 2016, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended October 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Six Months Ended October 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows (unaudited) – Six Months Ended October 31, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Six Months Ended October 31, 2016 and (vi) Notes to Consolidated Financial Statements.**

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

** As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.