Form 10-Q
period 2017-01-31
Ocean Power Technologies, Inc.
filed 2017-03-07
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2017

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

As of February 28, 2017 the number of outstanding shares of common stock of the registrant was 6,313,996.

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended April 30, 2016, in our Quarterly Reports on Form 10-Q for the quarters ended July 31, 2016 and October 31, 2016, and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	January 31, 2017	April 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,110	$6,730
Marketable securities	25	75
Restricted cash	299	300
Unbilled receivables	324	37
Litigation receivable	-	2,500
Other current assets	337	117
Total current assets	12,095	9,759
Property and equipment, net	195	273
Other noncurrent assets	131	319
Total assets	$12,421	$10,351
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$189	$373
Accrued expenses	3,121	2,675
Litigation payable	-	3,000
Unearned revenue	-	39
Warrant liabilities	653	-
Current portion of long-term debt and capital lease obligations	34	81
Deferred credits payable current	600	-
Total current liabilities	4,597	6,168
Long-term debt and capital lease obligations	32	55
Deferred credits payable non-current	-	600
Total liabilities	4,629	6,823
Commitments and contingencies (note 11)
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 6,313,996 and 2,352,100 shares, respectively	6	2
Treasury stock, at cost; 46,776 and 6,894 shares, respectively	(260)	(138)
Additional paid-in capital	193,000	181,670
Accumulated deficit	(184,794)	(177,884)
Accumulated other comprehensive loss	(160)	(122)
Total stockholders' equity	7,792	3,528
Total liabilities and stockholders’ equity	$12,421	$10,351

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016

Revenues	$221	$5	$593	$605
Cost of revenues	363	5	615	605
Gross profit (loss)	(142)	-	(22)	-
Operating expenses:
Product development costs	950	1,752	3,894	5,412
Selling, general and administrative costs	1,617	1,690	4,859	5,419
Total operating expenses	2,567	3,442	8,753	10,831
Operating loss	(2,709)	(3,442)	(8,775)	(10,831)
(Loss) gain on fair value of warrant liabilities	(104)	-	1,161	-
Interest income, net	24	1	26	10
Other (expense) income, net	-	(3)	-	240
Foreign exchange loss	(26)	(188)	(20)	(194)
Loss before income taxes	(2,815)	(3,632)	(7,608)	(10,775)
Income tax benefit	698	1,674	698	1,674
Net loss	(2,117)	(1,958)	(6,910)	(9,101)
Less: Net profit attributable to the non-controlling interest in Ocean Power
Technologies (Australasia) Pty Ltd.	-	-	-	(45)
Net loss attributable to Ocean Power Technologies, Inc.	$(2,117)	$(1,958)	$(6,910)	$(9,146)
Basic and diluted net loss per share	$(0.37)	$(1.05)	$(1.84)	$(5.07)
Weighted average shares used to compute basic and diluted net loss per share	5,783,494	1,865,464	3,763,564	1,803,559

 See accompanying notes to unaudited consolidated financial statements.

 Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016

Net loss	$(2,117)	$(1,958)	$(6,910)	$(9,101)
Foreign currency translation adjustment	3	151	(38)	106
Total comprehensive loss	(2,114)	(1,807)	(6,948)	(8,995)
Comprehensive income attributable to the non-controlling interest in Ocean Power Technologies (Australasia) Pty Ltd.	-	-	-	(73)
Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(2,114)	$(1,807)	$(6,948)	$(9,068)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

							Accumulated
					Additional		Other
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total Equity

Balances, April 30, 2016	2,352,100	$2	(6,894)	$(138)	$181,670	$(177,884)	$(122)	$3,528
Net loss	-	-	-	-	-	(6,910)	-	(6,910)
Stock based compensation	-	-	-	-	224	-	-	224
Issuance of restricted stock, net	189,896	-	-	-	774	-	-	774
Sale of stock	3,772,000	4	-	-	10,332	-	-	10,336
Acquisition of treasury stock	-	-	(39,882)	(122)	-	-	-	(122)
Other comprehensive loss	-	-	-	-	-	-	(38)	(38)
Balances, January 31, 2017	6,313,996	$6	(46,776)	$(260)	$193,000	$(184,794)	$(160)	$7,792

 See accompanying notes to unaudited consolidated financial statements.

 Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended January 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(6,910)	$(9,101)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign exchange gain	20	194
Depreciation and amortization	104	84
Compensation expense related to stock option grants & restricted stock	998	298
Gain on fair value of warrant liabilities	(1,161)	-
Payment for litigation settlements	(500)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	89
(Increase) decrease in unbilled receivables	(286)	44
Increase in other current assets	(222)	(30)
Decrease in other noncurrent assets	169	27
(Decrease) increase in accounts payable	(186)	98
Increase in accrued expenses	461	221
Decrease in unearned revenues	(39)	-
Net cash used in operating activities	(7,552)	(8,076)
Cash flows from investing activities:
Purchases of marketable securities	(25)	-
Maturities of marketable securities	75	25
Restricted cash	1	111
Purchases of equipment	(22)	(24)
Net cash provided by investing activities	29	112
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	205
Proceeds from issuance of common stock and related warrants, net of costs	12,150	-
Repayment of debt	(70)	(75)
Acquisition of treasury stock	(122)	(4)
Net cash provided by financing activities	11,958	126
Effect of exchange rate changes on cash and cash equivalents	(55)	(85)
Net increase (decrease) in cash and cash equivalents	4,380	(7,923)
Cash and cash equivalents, beginning of period	6,730	17,336
Cash and cash equivalents, end of period	$11,110	$9,413

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

a)	Background

Ocean Power Technologies, Inc. (the “Company”) was incorporated in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and commercializing its proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company uses proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. The Company has designed and continues to develop the PowerBuoy product line which is based on modular, ocean-going buoys, which the Company has been periodically ocean testing since 1997. The Company markets its PowerBuoys in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale or lease of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of products and services.

b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company's financial results can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2016 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

c)	Liquidity/Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $184.8 million as of January 31, 2017. As of January 31, 2017, the Company had approximately $11.1 million in cash on hand. The Company generated revenues of $0.6 million during each of the nine months ended January 31, 2017 and 2016. Based on the Company’s cash and cash equivalents and marketable securities as of January 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending January 31, 2018. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2017 and 2016, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys, its inability to market and commercialize its PowerBuoys, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company closed three equity financing arrangements during the nine months ended January 31, 2017.  The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 417,000 shares of Common Stock together with warrants to purchase up to an aggregate of 145,952 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $4.60. The net proceeds to the Company from the offering were approximately $1.7 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date.

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

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a non-controlling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary. As of January 31, 2017, there were no non-controlling interests.

In September 2015, the Company re-purchased the non-controlling interest (consisting of 11.8%) of OPTA for nominal consideration and now has 100% ownership of OPTA. The Company also periodically evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of January 31, 2017, there were no such entities.

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

(c) Revenue Recognition

The Company’s contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Under cost plus contracts, a profit or loss on a project is recognized depending on whether actual costs are more or less than the agreed upon amount.

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense.

Generally, revenue under fixed price or cost plus contracts is recognized using the percentage-of-completion method, measured by the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

A portion of the Company’s projects have been under cost-sharing contracts.

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

	January 31, 2017	April 30, 2016
	(in thousands)
Checking and savings accounts	$8,587	$4,535
Overnight repurchase account	2,523	2,195
	$11,110	$6,730

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of January 31, 2017 and April 30, 2016, all of the Company’s investments were classified as held-to-maturity.

(f) Restricted Cash and Credit Facility

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of January 31, 2017, there was €0.3 million ($0.3 million) in letters of credit outstanding under this agreement.

The second agreement was between the Company and the New Jersey Board of Public Utilities (“NJBPU”). The Company received a $0.5 million recoverable grant award from the NJBPU, repayable over a five-year period beginning in November 2011. The agreement also required the Company to annually assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. As of January 31, 2017, the grant was fully repaid and therefore there was no certificate of deposit. See Note (6) “Debt” for additional information. Restricted cash includes the following:

	January 31, 2017	April 30, 2016
	(in thousands)
NJBPU agreement	$-	$50
Barclay's Bank Agreement	299	250
	$299	$300

(g) Foreign Exchange Gains and Losses

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying consolidated balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in foreign exchange gain in the accompanying consolidated statements of operations.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016
Mitsui Engineering & Shipbuilding	56%	-	83%	-
U.S. Department of Defense Office of
Naval Research	44%	-	17%	-
US Department of Energy	-	100%	-	33%
European Union (WavePort project)	-	-	-	67%
	100%	100%	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company's financial position or results of operations. The Company does not require its customers to maintain collateral.

(j) Warrant Liabilities

The Company's warrants to purchase shares of its common stock are classified as warrant liabilities and are recorded at fair value. The warrant liabilities are subject to re-measurement at each balance sheet date and the Company recognizes any change in fair value in its consolidated statements of operations within “(loss) gain on fair value of warrant liabilities”. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “additional paid-in capital”, a component of “stockholders' equity” on the consolidated balance sheets.

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 680,429 for the three and nine months ended January 31, 2017 and 154,537 for the three and nine months ended January 31, 2016, were excluded from each of the computations as the effect would be anti-dilutive due to the Company's losses.

(l) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the effect ASU 2014-15 will have on its consolidated financial statements and disclosures and have not yet determined the effect of the standard on its ongoing financial reporting at this time. See Note (1) “Background, Basis of Presentation and Liquidity” for discussion on the Company’s ability to continue as a going concern.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”, or ASU No. 2016-09. The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is evaluating the effect ASU 2016-13 will have on its consolidated financial statements and disclosures and believes the standard will have no impact on its ongoing financial reporting at this time.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the effect ASU 2016-13 will have on its consolidated financial statements and disclosures and has determined the standard will have no impact on its ongoing financial reporting at this time.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, providing additional guidance on specific restricted cash flow classification on the cash flow statement. Cash flow should include restricted cash in total cash, and an entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the effect ASU 2016-18 will have on its consolidated financial statements and disclosures and believes the effect of the standard on its ongoing financial reporting will not have a material impact.

(3) Marketable Securities

Marketable securities with initial maturities greater than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	January 31, 2017	April 30, 2016
	(in thousands)
Certificate of Deposit	$25	$75

(4) Balance Sheet Detail

Accrued expenses	January 31, 2017	April 30, 2016
	(in thousands)
Project costs (a)	$1,239	$818
Contract loss reserve	199	199
Employee incentive payments	463	688
Accrued salary and benefits	593	456
Legal and accounting fees	329	240
Other	298	274
	$3,121	$2,675

(a)

Project costs at January 31, 2017 include accruals of $0.8 million and $0.5 million for the disposition of the legacy Reedsport project anchors and site remediation for the legacy PB40 projects, respectively. The Reedsport project is anticipated to be completed by the end of the first quarter of fiscal 2018. The PB40 project is weather dependant and therefore it is not possible to predict a specific end date.

(5) Related Party Transactions

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor received fifteen months of consulting fees at a monthly rate of $20 thousand (this period terminated on July 18, 2015). During the nine months ended January 31, 2016 the Company recorded $53 thousand in expense relating to this agreement, which was recorded in selling, general and administrative expense in the unaudited consolidated statements of operations.  There were no such amounts recorded during the three and nine months ended January 31, 2017.

(6) Debt

The Company was awarded a recoverable grant totaling $0.5 million between April 2009 and June 2010 from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. The terms also required the Company to annually assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. As of April 30, 2016 the Company had $50 thousand outstanding and the respective $50 thousand certificate of deposit was recorded within “Other current assets” on the balance sheet. As of January 31, 2017, the grant was fully repaid, and therefore, there is no balance outstanding and no respective certificate of deposit assigned to restricted cash. See Note 2(f). “Summary of Significant Accounting Policies - Restricted Cash and Credit Facility” for more information regarding the certificate of deposit.

(7) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $0.6 million from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of January 31, 2017, the Company has not generated any emissions credits eligible for purchase under the agreement. The $0.6 million is reflected on the balance sheet within “Deferred credits payable current” and “Deferred credits payable non-current” as of January 31, 2017 and April 30, 2016, respectively.

(8) Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 417,000 shares of Common Stock together with warrants to purchase up to an aggregate of 145,952 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $4.60. The warrants have an exercise price of $6.08 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 595,000 shares of Common Stock together with warrants to purchase up to an aggregate of 178,500 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $6.75. The Warrants were exercisable immediately at an exercise price of $9.36 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

The warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability in accordance with ASC 480. As such, the warrants with a value of $0.7 million at January 31, 2017 are reflected within “warrant liabilities” in the unaudited consolidated balance sheets. There were no such amounts at April 30, 2016.

An unrealized loss and unrealized gain of $0.1 million and $1.2 million, respectively, were included within “(Loss) gain on fair value of warrant liabilities” in the consolidated statements of operations for the three and nine months ended January 31, 2017, respectively. There were no unrealized gains or losses during the three and nine months ended January 31, 2016. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	January 31, 2017
Dividend rate		0.0%
Risk-free rate		1.9%
Expected life (years)	4.5	-	4.9
Expected volatility	129.0%	-	138.2%

(9) Stock-Based Compensation

The aggregate stock-based compensation expense related to all stock-based transactions recorded in the consolidated statements of operations was approximately $1.0 million and $0.3 million during the nine months ended January 31, 2017 and 2016, respectively.

(a) Stock Options

Valuation Assumptions for Options Granted during the nine months ended January 31, 2017 and 2016

The fair value of each stock option granted, for both service-based and performance-based vesting requirements during the nine months ended January 31, 2017, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility during the nine months ended January 31, 2017. The below assumptions were used to determine the weighted average per share fair value of $1.89 and $4.05 for stock options granted during the nine months ended January 31, 2017 and 2016, respectively.

	Nine months ended January 31,
	2017	2016
Risk-free interest rate	1.3%	1.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.50	5.5
Expected volatility	96.2%	85.7%

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2016	89,303	$42.90	3.6
Forfeited	(987)	$46.45
Exercised	-	$-
Granted	171,749	$2.12
Outstanding as of January 31, 2017	260,065	$15.96	7.2
Exercisable as of January 31, 2017	157,066	$24.44	5.6

As of January 31, 2017, the total intrinsic value of outstanding and exercisable options was approximately $107 thousand and $95 thousand, respectively. As of January 31, 2017, approximately 101,392 additional options are expected to vest in the future with an intrinsic value of approximately $10 thousand and a weighted average remaining contractual term of 9.6 years. There was approximately $0.2 million and $0.1 million of total recognized compensation cost related to stock options during the nine months ended January 31, 2017 and 2016, respectively. As of January 31, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.8 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non-restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the nine months ended January 31, 2017, the Company granted 223,662 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (“TSR”) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

In January 2016, the Board of Directors authorized a modification to certain outstanding restricted stock grants, which converted certain grants with performance-based grants to service-based grants. The modification of the restricted stock grants did not have a material impact on the Company’s statement of operations during the nine months ended January 31, 2017. Restricted stock issued and unvested as of January 31, 2017 included 4,000 shares of unvested restricted stock subjected to performance-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2016	40,008	$6.70
Granted	223,662	$3.94
Forfeited	(28,266)	$3.98
Vested	(139,492)	$4.70
Issued and unvested at January 31, 2017	95,912	$3.99

There was approximately $0.8 million and $0.2 million of total recognized compensation cost related to restricted stock for the nine months ended January 31, 2017 and 2016, respectively. As of January 31, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 0.4 years.

(c)Treasury Stock

During the nine months ended January 31, 2017 and 2016, 39,882 and 1,839 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three and nine months ended January 31, 2017 and 2016.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2017.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assts or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of January 31, 2017:	(in thousands)
Warrant liabilities	$653	$-	$-	$653

The changes in the value of the warrant liabilities during the nine months ended January 31, 2017 were as follows.

Fair value – April 30, 2016	$-
Issuance	1,814
Transfers	-
Change in fair value	(1,161)
Fair value – January 31, 2017	$653

There were no re-measured assets or liabilities at fair value on a non-recurring basis during the nine months ended January 31, 2017 and 2016, respectively.

 (11) Commitments and Contingencies

(a) Litigation

Shareholder Litigation and Demands

The Company and its former Chief Executive Officer Charles Dunleavy were named as defendants in consolidated securities class action lawsuits that were pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG).

On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3.0 million in cash, of which the Company would pay $0.5 million and the Company’s insurer would pay $2.5 million, and the issuance by the Company of 380,000 shares (valued at $0.6 million on the date the Stipulation was signed by the parties) of its Common Stock to the class members. In connection with the settlement, the parties have agreed to execute mutually agreeable releases. The amounts agreed in the Stipulation, including the amount to be contributed by our insurance carrier, were reflected in the Company’s Consolidated Financial Statements as of April 30, 2016. In July 2016, the Company paid the $0.5 million portion of the settlement and the remaining balance of $2.5 million was paid by the Company’s insurer in August 2016. On November 14, 2016, the Court held its previously scheduled Settlement Hearing to consider whether to grant final approval of the settlement, and on November 15, 2016, the Court issued its Final Judgment approving the settlement and dismissing the proceeding with prejudice. The 380,000 shares of common stock were issued on November 22, 2016. The time to file an appeal from the Final Judgment has expired without any appeal being filed.

The Company and certain of its current and former directors and officers are defendants in a derivative lawsuit filed on March 18, 2015 in the United States District Court for the District of New Jersey captioned Labare v. Dunleavy, et. al., Case No. 3:15-cv-01980-FLW-LHG. The derivative complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment relating to the now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station. The derivative complaint seeks unspecified monetary damages and other relief.

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the settlement hearing scheduled for November 14, 2016 in the securities class action and further order of the Court. Defendants have not responded to the consolidated derivative actions because the actions remain stayed pending further order from the Court.

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

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company's subsidiaries. The Company and Mr. Dunleavy have agreed to suspend his alleged employment claims pending resolution of the shareholder litigation, and have since agreed to continue to the suspension pending resolution of the derivatives litigation.

Except for the Stipulation noted previously, we have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings, and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

(b) Regulatory Matters

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

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $0.3 million of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit totaling €0.3 million ($0.3 million) at the request of the Spanish tax authorities. Separately, as of January 31, 2017 the Company has received $0.2 million from the Spanish tax authorities as a result of the conclusion of the inquiry. In addition, during February 2017, the Spanish tax authorities approved of the release of the two outstanding letters of credit.

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. We have not established any provision for losses related to this matter.

(12) Income Taxes

During the three and nine months ended January 31, 2017, the Company recorded an income tax benefit of $0.7 million, representing the proceeds from the sale of $7.8 million of New Jersey net operating loss carryforwards and research and development tax credits. During the three and nine months ended January 31, 2016, the Company recorded an income tax benefit of $1.7 million representing the proceeds from the sale of $19.7 million of New Jersey net operating loss carryforwards and research and development tax credits.

Other than as a result of the sale of New Jersey net operating loss carryforwards, the Company did not recognize any consolidated income tax benefit (expense) during the three and nine month periods ended January 31, 2017 and 2016.

During the three and nine months ended January 31, 2017, the Company had no material changes in uncertain tax positions.

(13) Operating Segments and Geographic Information

The Company's business consists of one segment as this represents management's view of the Company's operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During the three and nine months ended January 31, 2017 and 2016, the Company’s primary business operations were in North America.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for the year ended April 30, 2016, in our Quarterly Reports on Form 10-Q for the quarters ended July 31, 2016 and October 31, 2016, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2016 refers to the year ended April 30, 2016).

Overview

Nearly 70% of the earth’s surface is covered by water, with over 40% of the world’s population living within approximately 150 miles of a coast. Thousands of information gathering and/or power systems are deployed in the oceans today to increase understanding of weather, climate change, biological processes, and marine mammal patterns and to support exploration and operations for industries such as oil and gas. Most of these systems are powered by battery, solar, wind, fuel cell, or fossil fuel generators that are unreliable and expensive to operate while also limited in their electric power delivery. These incumbent systems often require significant tradeoffs in sensor accuracy, data processing and communications bandwidth and frequency in order to operate with limited available power. More persistent power systems requiring less maintenance, like our systems, may have the ability to save costs over current operating systems. Just as importantly, increases in available power may allow for better sensors and faster data sampling and higher frequency communication intervals up to real-time which could as a result improve scientific and economic returns.

Incorporated in 1984 and headquartered in Pennington, New Jersey, we believe we are the leader in ocean wave power conversion technology. We are developing and commercializing our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoys use proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. We currently have designed and continue to develop our PowerBuoy product line which is based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997.

We have designed our autonomous PowerBuoy to generate power for use in remote locations, independent of an existing conventional power grid. Our current PowerBuoy product, the PB3, incorporates a unique power take-off (“PTO”) and onboard system for energy storage and management, and is significantly smaller than our previous iteration utility-scale PowerBuoy. We are continuing to develop and test our PowerBuoys, which we believe could be utilized in a variety of applications.

Our PB3 PowerBuoy design leverages portions of earlier features that we do not believe require further validation prior to implementation in our current products. Currently, our product development and engineering efforts are focusing primarily on developing technologies that will increase the energy output and reliability of our product through design scalability to maintain quality and speed time to our targeted markets. Our marketing and development efforts are targeting applications that require reliable, persistent, and sustainable power sources operating independently of the utility grid, either by supplying electric power to payloads that are integrated directly in our PowerBuoy or located in its vicinity including on the seabed and in the water column.

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

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology and development of our PowerBuoys. Our goal is that an increased portion of our revenues be from the sale or lease of our products and sales of services, as compared to revenue from grants to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2016 and 2017, we continued work on projects with the U.S. Department of Defense (“DOD”), and Mitsui Engineering and Shipbuilding Co., Ltd. (“MES”), with whom we signed our first commercial leasing agreement in May 2016, and we continued our efforts to increase the reliability and power output of our PowerBuoys.

Product Development

The development of our technology has been funded by capital raised and by development engineering contracts received starting in fiscal 1995, including projects with the U.S. Department of Energy (“DOE”), the U.S. Navy, the Department of Homeland Security and MES. Through these historic projects, the Company also continued development of our current and our next generation PowerBuoy technology.

During fiscal 2017, we continue to focus on the commercialization of our PowerBuoy technology in autonomous application markets. We completed our work under our DOE contract that focused on further optimization of our modular PTO technology and delivered the project final report to the DOE in February 2016. In January 2016, we successfully completed the final stage and associated review with the DOE of the contract deliverables during which the DOE reviewed advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability. As we continued to focus on the development and validation of our PB3 PowerBuoy commercial product, our activities concentrated mainly on implementing all of our lessons learned during our efforts in the prior fiscal year from our ocean deployments and accelerated life testing (“ALT”). The resulting improved PB3 PowerBuoy was deployed off the coast of New Jersey in July of 2016 and was retrieved early December 2016 upon completing all intended testing and validation. Inspection and refurbishment of the PB3 PowerBuoy were completed and this PB3 was shipped for delivery to MES in Japan to fulfill the requirements of our lease with MES, including a deployment off of Kozu-Island in the Pacific Ocean. ALT of the PB3 commercial PTO is ongoing with no failures to date. In addition to the deployment of the PB3 PowerBuoy, the prior generation pre-commercial PB3 (“PB3-A1”), was fitted with a sensor that collects tagged marine mammal migration information as well as with a Self-Contained Ocean Observing Payload (“SCOOP”). The marine mammal migration detection sensor was attached to the PB3-A1 PowerBuoy as part of an agreed scope of work with the Wildlife Conservation Society (“WCS”) through a memorandum of agreement between WCS and OPT. The SCOOP payload was integrated into PB3-A1 to complete the Phase 1 work scope of a Cooperative Research and Development Agreement (“CRADA”) between the National Data Buoy Center (“NDBC”) and OPT. The PB3-A1, deployed off the coast of New Jersey in May 2016, was retrieved in October 2016. From July 2016 through October 2016, both PB3-A1 and PB3 were concurrently deployed generating valuable performance validation data. Both the NDBC SCOOP as well as the WCS tagged mammal migration detection sensor met all of their performance requirements. This pre-commercial PowerBuoy is now undergoing a full upgrade to achieve full commercial status by retrofitting it with the final commercial PTO including our modular energy storage system, and to make it available to support our on-going commercialization efforts. In addition to the PB3 commercial product validation activities, a concerted effort has been underway which focuses on proactively implementing additional features driven by extensive and direct discussions with potential users and customers in our target markets. Such features include:

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

Further, the development of our PB15, the next scale-up of our autonomous PowerBuoy which is in accordance with our product roadmap, is underway. Our intent is to complete the preliminary design of our PB15 in fiscal 2017. We believe the PB15 PowerBuoy would have a peak rating of 15kW and an average continuous power output that depends on the deployment site’s metocean conditions. While this scale-up leverages every aspect of the product development and validation of the PB3, it also strategically positions the product to allow OPT to respond to higher power needs as expressed by potential end-users and customers in our target markets.

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

Commercial Activities

We are seeking to build strategic alliances with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. As announced in October 2015, we signed a memorandum of understanding (“MOU”) with Gardline Environmental, Ltd. to jointly investigate innovative metocean monitoring and maritime security systems for prospective customers using both companies’ technologies. The MOU can be terminated by either party, and each party will bear its own respective work scope costs associated with the MOU.

In May 2016, we entered into a contract with MES totaling $1.0 million, a portion of which was performed in fiscal 2016 as agreed under a letter of intent signed in March 2016. The contract with MES included certain engineering and other services, and a six-month lease of our PB3 PowerBuoy, commencing in February 2017, and extending through July 2017.

In September 2016, we entered into a contract with the Department of Defense Office of Naval Research (“ONR”) totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications.

In November 2016, we entered into a joint marketing agreement with Sonalysts, Inc. The purpose of this agreement is for OPT and Sonalysts to collaboratively identify and pursue opportunities leveraging our individual products and capabilities. Sonalysts has primary capabilities in operations and analysis; modeling and simulation; systems engineering and integration; program support; and undersea wireless communications technologies.

In February 2017, we entered into a joint application engineering and marketing agreement with HAI Technologies (“HAI”). The purpose is for OPT and HAI to jointly and collaboratively identify, pursue and develop opportunities and applications in the oil and gas industry while leveraging our respective products and capabilities. HAI Technologies has unique capabilities in a variety of subsea applications, including new and advanced chemical injection solutions for subsea oil production fields for which OPT’s PowerBuoy technology in general and the PB3 PowerBuoy in particular may enable the implementation of such solutions in a cost effective manner.

During the nine months ended January 31, 2017, we deployed the PB3-A1 PowerBuoy and deployed the commercial PB3 PowerBuoy. The PB3-A1 included a payload from the NDBC, under a CRADA to conduct ocean demonstrations of its innovative SCOOP monitoring system as well as a WCS tagged marine mammal migration pattern monitoring sensor. The WCS sensor was used in a first step to assess whether the PB3 could ultimately provide power to WCS’ sensors, transmit data, and provide real-time data communication for acoustic monitoring of the movements of marine wildlife in certain waters. In June 2016, we deployed the PB3-A1 off the coast of New Jersey. The SCOOP was powered by the PB3-A1, where it provided metocean data to OPT and to NDBC without issue throughout the duration of the deployment. The data collected by the WCS sensor was processed by WCS and indicated no issues in terms of compatibility of the sensor with the PowerBuoy, which prompted discussions between OPT and WCS regarding potentially integrating such sensors into the PB3 to provide power and real time communications to it, which may result in a future commercial solution. The PB3-A1was retrieved in October 2016 and is undergoing a full system update by incorporating the full commercial PTO to be brought up to full commercial status similar to the PB3.

During the nine months ended January 31, 2017, we progressed discussions with our Technical Advisory Panel members, made up of company representatives from the oil and gas industry as well as experts from academia, and conducted extensive business development meetings and other activities with potential customers and business partners. We also continued our accelerated life testing to further validate the reliability and durability of our PowerBuoys.

Capital Raises

On June 2, 2016, we entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, we sold an aggregate of 417,000 shares of Common Stock together with warrants to purchase up to an aggregate of 145,952 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $4.60. The net proceeds to the Company from the offering were approximately $1.7 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date.

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

Backlog

As of January 31, 2017 our backlog was approximately $0.5 million and on April 30, 2016, our backlog was negligible.

Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract. Our backlog was fully funded at January 31, 2017.

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

Business Strategy

As part of our strategic pivot in operations initiated in fiscal 2015, we are currently focused on developing and commercializing our PowerBuoy products and services for use in autonomous power applications. Generally, these applications are independent of the power grid and are located in remote offshore locations. We have incorporated our prior knowledge and best practices into our product design and validation processes, some of which were gained during the development of utility scale buoys. Based on market research and available public data, we believe considerable business opportunities may exist in markets which require autonomous offshore power. Based on our market research and available public data, management believes that there is the potential for us to pursue business opportunities in multiple markets that would have a direct need for our PowerBuoys including oil and gas, ocean observing, defense and security, communications, and offshore wind.

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

●

Expand our relationships in key market areas. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known organizations, including MES in Japan, the NDBC, the WCS, Gardline Environmental (an international and multi-disciplinary marine service company at the forefront of marine management with offices on five continents), Sonalysts, Inc. (Sonalysts has primary capabilities in operations and analysis; modeling and simulation; systems engineering and integration; program support; and undersea wireless communications technologies) and HAI. We continue to seek other opportunities to collaborate with application experts from within our selected markets.

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

Going Concern

The consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming the Company will continue as a going concern. The Company experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $184.8 million as of January 31, 2017. As of January 31, 2017, the Company had approximately $11.1 million in cash on hand. The Company generated revenues of $0.6 million for each of the nine months ended January 31, 2017 and 2016. Based on the Company’s cash and cash equivalents and marketable securities balances as of January 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending January 31, 2018.

The report of our independent registered public accounting firm on our consolidated financial statements filed with our Annual Report on Form 10-K for fiscal 2016, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company cannot provide assurances that it will be successful in its efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If the Company is not successful in efforts to raise additional capital sufficient to support operations, the Company would be forced to cease operations, in which event investors would lose their entire investment in the Company.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Revenues

The Company’s contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Under cost plus contracts, a profit or loss on a project is recognized depending on whether actual costs are more or less than the agreed upon amount.

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense.

Generally, revenue under fixed price or cost plus contracts is recognized using the percentage-of-completion method, measured by the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

A portion of the revenue during the three and nine months ended January 31, 2016 was from cost-sharing contracts.

The following table provides information regarding the breakdown of our revenues by customer for the three and nine months ended January 31, 2017 and 2016.

	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016
	($ millions)
Mitsui Engineering & Shipbuilding	$0.1	$-	$0.5	$-
U.S. Department of Defense Office of Naval Research	0.1	-	0.1	-
US Department of Energy	-	-	-	0.2
European Union (WavePort project)	-	-	-	0.4
	$0.2	$-	$0.6	$0.6

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for the nine months ended January 31, 2017 and 2016.

	Nine months ended January 31,
Customer Location	2017	2016

Asia and Australia	83%	-
United States	17%	33%
Europe	-	67%
	100%	100%

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

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy system, and to the development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred. Over the next several years, it is our goal to fund the majority of our product development efforts with sources from commercial relationships, including cost-sharing agreements. If we are unable to obtain commercial relationships or cost-sharing arrangements, we may be forced to curtail our development expenses and scope to reduce our overall expenses. We recently narrowed our development focus to the PB3 to drive toward commercialization of that product and to reduce our overall expenses. In the future, we also may continue to develop the PB15 (formerly known as PB10) if we determine that future relationships warrant incurring the costs associated with such product development.

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

Interest income, net

Interest income, net consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and US Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $11.4 million as of January 31, 2017, compared to $9.8 million as of January 31, 2016.

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.3 million as of January 31, 2017, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $11.4 million as of January 31, 2017. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Results of Operations

Three months ended January 31, 2017 compared to the three months ended January 31, 2016

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2017 and 2016.

			% change
	Three months ended January 31,		2017 period to
	2017	2016	2016 period

Revenues	$221	$5	4320%
Cost of revenues	363	5	7160%
Gross profit (loss)	(142)	-
Operating expenses:
Product development costs	950	1,752	-46%
Selling, general and administrative costs	1,617	1,690	-4%
Total operating expenses	2,567	3,442
Operating loss	(2,709)	(3,442)
Loss on fair value of warrant liabilities	(104)	-	100%
Interest income, net	24	1	2300%
Other expense	-	(3)	-100%
Foreign exchange loss	(26)	(188)	-86%
Loss before income taxes	(2,815)	(3,632)
Income tax benefit	698	1,674	-58%
Net loss	$(2,117)	$(1,958)	8%

Revenues

Revenues during the three months ended January 31, 2017 were 0.2 million, an increase of $0.2 million, as compared to the three months ended January 31, 2016. The increase in revenue is attributable to the MES and ONR agreements.

Cost of revenues

Cost of revenues during the three months ended January 31, 2017 were 0.4 million, an increase of $0.4 million, as compared to the three months ended January 31, 2016. The cost of revenues incurred during the three months ended January 31, 2017, were related to the MES and ONR projects. During the three months ended January 31, 2017, we incurred increased costs in connection with the MES project, which resulted in a gross loss for the three and nine months ended January 31, 2017.

Product development costs

Product development costs during the three months ended January 31, 2017 were 1.0 million, a decrease of $0.8 million, or 46%, as compared to the three months ended January 31, 2016. During the three months ended January 31, 2017, product development costs primarily related to the deployment of the commercial design PB3 PowerBuoy. During the three months ended January 31, 2016, product development costs reflected costs related to deployment of the legacy PB40 utility scale PowerBuoy.

Selling, general and administrative costs

Selling, general and administrative costs during the three months ended January 31, 2017 were 1.6 million, a decrease of $0.1 million, or 4%, as compared to the three months ended January 31, 2016. The decrease is primarily attributable to decreased legal costs, partially offset by an increase in equity compensation.

Loss on fair value of warrant liabilities

The loss on fair value of warrant liabilities during the three months ended January 31, 2017 was 0.1 million, attributable to the net fair market value at January 31, 2017. There were no such amounts during the three months ended January 31, 2016 as there were no warrant liabilities.

Interest income, net

Interest income, net during the three months ended January 31, 2017 was $24 thousand an increase of $23 thousand as compared to the three months ended January 31, 2016.

Foreign exchange loss

Foreign exchange loss during the three months ended January 31, 2017 was $26 thousand, a decrease of $0.2 million, or 86%, as compared to a loss of $0.2 million during the three months ended January 31, 2016. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income tax benefit

During the three months ended January 31, 2017 and 2016, the Company sold New Jersey net operating loss carryforwards and research and development credits resulting in income tax benefits of $0.7 million and $1.7 million, respectively.

Nine months ended January 31, 2017 compared to the nine months ended January 31, 2016

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2017 and 2016.

			% change
	Nine months ended January 31,		2017 period to
	2017	2016	2016 period

Revenues	$593	$605	-2%
Cost of revenues	615	605	2%
Gross profit (loss)	(22)	-
Operating expenses:
Product development costs	3,894	5,412	-28%
Selling, general and administrative costs	4,859	5,419	-10%
Total operating expenses	8,753	10,831
Operating loss	(8,775)	(10,831)
Gain on fair value of warrant liabilities	1,161	-	100%
Interest income, net	26	10	160%
Other income	-	240	-100%
Foreign exchange loss	(20)	(194)	-90%
Loss before income taxes	(7,608)	(10,775)
Income tax benefit	698	1,674	-58%
Net loss	(6,910)	(9,101)	-24%
Less: Net profit attributable to the non-controlling interest in Ocean Power Technologies (Australasia) Pty Ltd	-	(45)	-100%
Net loss attributable to Ocean Power Technologies, Inc	$(6,910)	$(9,146)	-24%

Revenues

Revenues during each of the nine months ended January 31, 2017 and 2016 were 0.6 million. During the nine months ended January 31, 2017, $0.5 million of revenue was attributable to the MES agreement, announced in June 2016, coupled with the $0.1 million attributable to the ONR contract, compared to revenue from our WavePort contract with the EU for our project in Spain and the billable work under our prior contracts with the DOE during the nine months ended January 31, 2016.

Cost of revenues

Cost of revenues during each of the nine months ended January 31, 2017 and 2016 were $0.6 million. During the three months ended January 31, 2017 we incurred increased costs in connection with the MES project, which resulted in a gross loss for the three and nine months ended January 31, 2017.

Product development costs

Product development costs during the nine months ended January 31, 2017 were 3.9 million, a decrease of $1.5 million, or 28%, as compared to the nine months ended January 31, 2016. During the nine months ended January 31, 2017 product development costs were primarily attributable to the redeployment of the pre-commercial PB3, the deployment of the commercial design PB3 PowerBuoy and estimated costs related to the retrieval of the PB40 mooring system. During the nine months ended January 31, 2016 product development costs related to the deployment of the legacy PB40 utility scale PowerBuoy as well as costs related to the redesigned commercial PB3.

Selling, general and administrative costs

Selling, general and administrative costs during the nine months ended January 31, 2017 were $4.9 million, a decrease of $0.6 million, or 10%, as compared to the nine months ended January 31, 2016. The decrease is primarily attributable to increased overhead costs absorbed into revenue producing projects and product development, and lower legal expense, partially offset by increased equity compensation expense.

Gain on fair value of warrant liabilities

The gain on fair value of warrant liabilities during the nine months ended January 31, 2017 was $1.2 million attributable to the net fair market value at January 31, 2017. There were no such amounts during the nine months ended January 31, 2016 as there were no warrant liabilities.

Interest income, net

Interest income, net during the nine months ended January 31, 2017 was $26 thousand, an increase of $16 thousand as compared to the nine months ended January 31, 2016.

Other income

During the nine months ended January 31, 2016, the Company received a refund of $0.2 million related to research and development expenditures in Australia. There were no such amounts during the nine months ended January 31, 2017.

Foreign exchange loss

Foreign exchange loss during the nine months ended January 31, 2017 was $20 thousand, a decrease of $0.2 million compared to the nine months ended January 31, 2016. The difference was primarily attributable to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income tax benefit

During the nine months ended January 31, 2017 and 2016, the Company sold New Jersey net operating loss carryforwards and research and development credits resulting in income tax benefits of $0.7 million and $1.7 million, respectively.

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

Net cash used in operating activities

Net cash flows used in operating activities during the nine months ended January 31, 2017 were $7.6 million, a decrease of $0.5 million compared to $8.1 million during the nine months ended January 31, 2016. The decrease was primarily related to decreased cash out flows for product development costs of $1.7 million, selling, general and administrative costs of $0.4 million, and stock compensation expense of $0.2 million coupled with the proceeds received from the Spanish Tax authorities as a result of the conclusion of the tax inquiry of $0.2 million. These items were partially offset by $1.0 million of decreased proceeds related to the NOL sales, decreased revenue receipts of $0.5 million, litigation settlement payment totaling $0.5 million and a refund received related to research and development expenditures in Australia of $0.2 million during the nine months ended January 31, 2016.

Net cash provided by investing activities

Net cash provided by investing activities during the nine months ended January 31, 2017 of $29 thousand, primarily related to maturities of marketable securities of $75 thousand, partially offset by purchase of marketable securities of $25 thousand and purchases of fixed asset equipment of $22 thousand.

Net cash provided by investing activities during the nine months ended January 31, 2016 of $0.1 million, primarily related to an increase in restricted cash balances of $0.1 million and maturities of marketable securities of $25 thousand, partially offset by purchases of fixed asset equipment of $24 thousand.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2017 of $12.0 million, primarily related to proceeds from the sale of common stock, net of issuance costs, totaling $12.2 million, partially offset by the acquisition of treasury stock related to the payment of employee taxes of $0.1 million and debt payments of $0.1 million.

Net cash provided by financing activities during the nine months ended January 31, 2016 of $0.1 million, primarily related to proceeds from the sale of common stock, net of issuance costs, totaling $0.2 million, partially offset by debt payments of $0.1 million.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $55 thousand and $85 thousand in the nine months ended January 31, 2017 and 2016, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $184.8 million at January 31, 2017. As of January 31, 2017, we had approximately $11.1 million in cash on hand. In addition, as of January 31, 2017, our restricted cash balance was approximately $0.3 million. The Company generated revenues of $0.6 million during each of the nine months ended January 31, 2017 and 2016. Based on the Company’s cash and cash equivalents and marketable securities balances as of January 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending January 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our business is capital intensive and, to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high product development costs associated with our product development. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during the remainder of fiscal year 2017, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2017 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Shareholder Litigation and Demands

The Company and its former Chief Executive Officer Charles Dunleavy were named as defendants in consolidated securities class action lawsuits that were pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG).

On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3.0 million in cash, of which the Company would pay $0.5 million and the Company’s insurer will pay $2.5 million, and the issuance by the Company of 380,000 shares (valued at $0.6 million on the date the Stipulation was signed by the parties) of its Common Stock to the class members. In connection with the settlement, the parties have agreed to execute mutually agreeable releases. The amounts agreed in the Stipulation, including the amount to be contributed by our insurance carrier, were reflected in the Company’s Consolidated Financial Statements as of April 30, 2016. In July 2016, the Company paid the $0.5 million portion of the settlement and the remaining balance of $2.5 million was paid by the Company’s insurer in August 2016. On November 14, 2016, the Court held its previously scheduled Settlement Hearing to consider whether to grant final approval of the settlement, and on November 15, 2016, the Court issued its Final Judgment approving the settlement and dismissing the proceeding with prejudice. The 380,000 shares of common stock were issued on November 22, 2016. The time to file an appeal from the Final Judgment has expired without any appeal being filed.

The Company and certain of its current and former directors and officers are defendants in a derivative lawsuit filed on March 18, 2015 in the United States District Court for the District of New Jersey captioned Labare v. Dunleavy, et. al., Case No. 3:15-cv-01980-FLW-LHG. The derivative complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment relating to the now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station. The derivative complaint seeks unspecified monetary damages and other relief.

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the settlement hearing scheduled for November 14, 2016 in the securities class action and further order of the Court. Defendants have not responded to the consolidated derivative actions because the actions remain stayed pending further order from the Court.

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

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company's subsidiaries. The Company and Mr. Dunleavy have agreed to suspend his alleged employment claims pending resolution of the shareholder litigation, and have since agreed to continue the suspension pending resolution of the derivatives litigation.

Except for the Stipulation noted previously, we have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings, and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

(b) Regulatory Matters

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

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $0.3 million of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €0.3 million ($0.3 million) at the request of the Spanish tax authorities. As of January 31, 2017 the Company has received $0.2 million from the Spanish Tax authorities as a result of the conclusion of the inquiry.

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. We have not established any provision for losses related to this matter.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2016 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 15, 2016 and our Form 10-Q for the quarter ended October 31, 2016, except as discussed below.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $184.8 million as of January 31, 2017. As of January 31, 2017, the Company had approximately $11.1 million in cash on hand. The Company generated revenues of $0.6 million during each of the nine months ended January 31, 2017 and 2016. We generated revenues of only $0.7 million in fiscal 2016, and $4.1 million in fiscal 2015. Based on the Company’s cash and cash equivalents and marketable securities balances as of January 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending January 31, 2018. We continue to experience operating losses and currently have only two revenue producing contracts.

During the nine months ended January 31, 2017, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $0.9 million per month, excluding $0.5 million cash paid in relation to the litigation settlement and $0.7 million cash received from the sale of the New Jersey net operating loss carryforwards.

Our business is capital intensive and, to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is a largely a result of the high product development costs associated with our product development. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $12.0 million in fiscal 2017. Through the nine months ended January 31, 2017, the Company has already incurred approximately $8.8 million in such operating costs. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2017, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $6.9 million during the nine months ended January 31, 2017 and $13.1 million in fiscal 2016. As of January 31, 2017, we had an accumulated deficit of $184.8 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Future sales under the Shelf Registration Statement or other sales of equity or convertible securities could be dilutive to our stockholders. We cannot assure you that we will be able to issue any such securities or, if issued, what the terms of those securities would be. In particular, any new securities issued could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

November 1-30, 2016	24,113	$2.32	-	$-
December 1-31, 2016	-	$-	-	$-
January 1-31, 2017	9,409	$3.05	-	$-

(1) Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.		EXHIBITS

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in eXtensible Business Reporting Language (XBRL) from Ocean Power Technologies, Inc Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, filed March 7, 2017: (i) Consolidated Balance Sheets – January 31, 2017 (unaudited) and April 30, 2016, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine months ended January 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three and Nine months ended January 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows (unaudited) –Nine months ended January 31, 2017 and 2016, (v) Consolidated Statements of Stockholders’ Equity (unaudited) – Nine months ended January 31, 2017 and 2016 (vi) Notes to Consolidated Financial Statements.**

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

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

Ocean Power Technologies, Inc.
(Registrant)

Date: March 7, 2017		/s/ George H. Kirby III
	By:	George H. Kirby III
Chief Executive Officer

Date: March 7, 2017		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer