Form 10-K
period 2017-04-30
Ocean Power Technologies, Inc.
filed 2017-07-14
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-33417

Ocean Power Technologies, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $14.6 million based on the closing sale price of the registrant's common stock on that date as reported on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock as of July 10, 2017 was 12,573,265.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) for the Company’s Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

OCEAN POWER TECHNOLOGIES, INC.

 ANNUAL REPORT ON FORM 10-K

PowerBuoy and the Ocean Power Technologies logo are trademarks of Ocean Power Technologies, Inc. All other trademarks appearing in this annual report are the property of their respective holders.

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

Our fiscal year ends on April 30. References to fiscal 2017 are to the fiscal year ended April 30, 2017.

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

ii

PART I

ITEM 1.        BUSINESS

Overview

Nearly 70% of the earth’s surface is covered by water, with over 40% of the world’s population living within approximately 150 miles of a coast. Thousands of information gathering and/or power systems are deployed in the oceans today to increase our understanding of weather, climate change, biological processes, and marine mammal patterns and to support exploration and operations for industries such as oil and gas. Most of these systems are powered by battery, solar, wind, fuel cell, or fossil fuel generators that may be unreliable and expensive to operate while they also may be limited in their ability to deliver ample electric power. These current systems often necessitate significant tradeoffs in sensor accuracy, data processing and communications bandwidth and frequency in order to operate given limited available power. More persistent power systems requiring less maintenance, such as our systems, may have the ability to save costs over these current systems. Just as importantly, increases in available power may allow for better sensors, faster data sampling and higher frequency communication intervals up to real-time which could as a result improve scientific and economic returns.

Founded in 1984 and headquartered in Pennington, New Jersey, we believe we are the leader in ocean wave power conversion technology. Our PB3 PowerBuoy is our first fully commercial product which generates electricity by harnessing the renewable energy of ocean waves. In addition to our PB3 PowerBuoy, we continue to develop our PowerBuoy product line based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997.

The PB3 PowerBuoy generates power for use in remote offshore locations, independent of a conventional power grid, and it incorporates a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates up to 3 kilowatts (“kW”) of peak power during recharging of the onboard batteries. Power generation is deployment-site dependent whereby average power generated can increase substantially at very active sites. Our standard energy storage system (“ESS”) has an energy capacity of up to a nominal 150 kilowatt-hours (“kWh”) to meet specific application requirements. We continue to develop and test our new PowerBuoys, with the objective to incrementally scale up power production. We believe there is a substantial addressable market for the current capabilities of our PB3, which we believe could be utilized in a variety of applications.

In addition to leveraging earlier design aspects of our autonomous PowerBuoy, the PB3 has undergone extensive factory and in-ocean design validation testing. Currently, our engineering efforts are focused primarily on cost reductions and life extensions of the PB3, while also scaling our technologies to increase the energy output. Our marketing efforts are focused on applications in remote offshore locations that require reliable and persistent power and communications, either by supplying electric power to payloads that are integrated directly in or on our PowerBuoy or located in its vicinity, such as on the seabed and in the water column.

Based on our market research and publicly available data, we believe that multiple markets have a direct need for our PowerBuoys including oil and gas, ocean observing, defense and security, and communications. Depending on payload power requirements, sensor types and other considerations, we have found that our PowerBuoy could satisfy several application requirements within these markets. We believe that the PB3 persistently generates sufficient power to meet the requirements of many potential customer applications within our target markets.

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2016 and 2017, we continued work on projects with the U.S. Department of Energy (“DOE”), U.S. Department of Defense (“DOD”) and Mitsui Engineering and Shipbuilding Co., Ltd. (“MES”), while we continued to validate the reliability and power output of our PB3 PowerBuoy.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware. Our principal executive offices are located at 1590 Reed Road, Pennington, New Jersey 08534, and our telephone number is (609) 730-0400. In April 2017, we announced plans to relocate our office to a larger facility located in Monroe, New Jersey, which is scheduled for completion prior to the end of 2017. Our website address is www.oceanpowertechnologies.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with the SEC. The information on our website is not a part of this Annual Report. Our common stock has been listed on NASDAQ since April 24, 2007, the date on which we completed our initial public offering in the United States, and since July 2015, our common stock has been listed on the NASDAQ Capital Market. Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year. For example, fiscal 2017 refers to the fiscal year beginning on May 1, 2016 and ending on April 30, 2017. Other fiscal years follow similarly.

Competitive Advantages

We are commercializing our PB3 PowerBuoy by targeting customers principally in four markets that require reliable and persistent power sources in remote offshore locations (as discussed in further detail below). We believe that our wave energy products and services, and our existing commercial relationships provide the following competitive advantages in our target markets.

●

Numerous applications within multiple, major market segments. We have designed our PB3 PowerBuoy to address multiple offshore applications around the world. In particular, we are targeting customers with multiple applications within the oil and gas, defense and security, ocean observing, and communications markets.

●

Considerable life-cycle cost savings over current solutions for many applications. Our PB3 PowerBuoy is designed to operate over extended intervals between required servicing, as compared to several current solutions which we found to require more servicing using offshore vessels. We believe that our PB3 PowerBuoy reduces costs over multi-year operations as compared with current solutions. These cost reductions are mostly due to reduced vessel and personnel servicing activities.

●

Real-time data communications. Some current solutions with less available power than our PowerBuoy may have limited communication capabilities or may be able to communicate data only over shorter periods due to power limitations. Some current solutions may only make data accessible upon physical retrieval of the sensor. Our PowerBuoys can be equipped with a variety of communications equipment which enables the transmission of data on a more frequent basis as compared to current solutions. We believe that more frequent data communication could enable an end-user to more quickly and proactively make data-driven decisions which could result in economic advantages.

●

Increased power and persistence compared to certain current solutions. We have found that our PowerBuoy may provide substantially increased power and persistence than certain existing systems such as battery and solar powered. We believe that this may allow additional sensors to be employed at the same site, a higher sensor data transmission rate to be achieved, extended operation and reduced downtime, and improved operational costs for the end-user. Each of these may contribute to accelerated operations through real-time decision making, and increased life-cycle cost savings by enabling these new capabilities.

●

Standard transportation and deployment. Our PB3 PowerBuoy does not require special handling or transportation, and instead uses conventional transportation and handling methods that are economical and readily available in standard marine operations. The PB3 can be packaged inside of a standard 40-foot shipping container which may result in lower global transportation and deployment costs than current solutions. Our PB3 PowerBuoy can be deployed using conventional vessels and conventional marine cranes and lifts.

●

Modular and scalable designs. Our PB3 PowerBuoy is designed with a modular ESS which allows us to tailor its configuration to specific application requirements, including expansion of energy storage capacity, potentially allowing for a more customized solution and potential cost savings for our customers. We believe that our PowerBuoys are scalable to higher power levels, and multiple PowerBuoys may also be installed in an array in order to achieve higher levels of aggregate power, although we have not yet demonstrated a PowerBuoy array.

●

Flexible electrical, mechanical and communication interfaces for sensors. The PB3 PowerBuoy can be equipped with payloads, either mounted on or within the PowerBuoy, or tethered to the PowerBuoy. The PB3 PowerBuoy has mechanical and electrical interfaces which allow for simplified integration of payloads, creating flexibility for the end-user.

●

Environmentally benign and aesthetically non-intrusive system design.  We believe that our PB3 PowerBuoy does not present significant risks to marine life, or emit significant levels of pollutants, and therefore has minimal environmental impact as compared to some other current solutions. We believe there is no significant audible impact and our system does not have a negative effect on marine life, as validated by the U.S. Navy and DOE.

●

Ocean and factory tested technology. Our PB3 PowerBuoy is designed to be durable, with a design goal of a three-year interval between required maintenance activities. The PB3 has survived hurricanes and tropical storms during harsh sea conditions while deployed in the ocean. Since 1997 we have conducted ocean tests to demonstrate the viability of our technology. In 2011, we conducted multiple ocean tests of the predecessor PB3 PowerBuoy under a contract with the U.S. Navy. More recently, we conducted multiple ocean tests of our current generation PB3 PowerBuoy, including our now commercial version. In 2015, we instituted factory-based PTO accelerated life testing which simulates continuous operations under extremely harsh conditions. During the 2017 fiscal year, we also implemented additional features to accommodate the feedback received from potential customers and end-users in support of further simplifying ocean deployments and increasing product application versatility. Further, we also focused on standardizing manufacturing and production testing procedures and worked closely with our supply base in order to ensure production repeatability. To date, we have achieved over 67 million cumulative strokes across our fleet of power takeoffs with no material failures in our commercial PTO design. This is equivalent to more than four cumulative years of continuous typical ocean operation for the markets which we are pursuing.

●

Efficient design in harnessing wave energy. We have designed and validated our PB3 PowerBuoy for maximized power generation in average ocean wave conditions through optimized mechanical to electrical wave energy conversion. We have designed the onboard ESS to provide several days of continuous rated power during periods of low or no wave activity, depending on payload power consumption. The PB3 PowerBuoy is equipped with a variety of communication capabilities including satellite, cellular, and Wi-Fi that are capable of transmitting payload data in real time (e.g., sensors or equipment that require power and communications capabilities), subject to the limits of the service provider.

●

Prior commercial relationships enabled the development of our technology. Our prior and existing relationships with the U.S. Navy, DOE, U.S. Department of Homeland Security and MES have allowed us to develop our PB3 PowerBuoy for a variety of needs in various industries. We believe these relationships have helped position us within the private sector in support of commercialization, which we believe enhances our market visibility and attractiveness to our prospective customers. For example, in 2011 our PowerBuoy provided persistent power to an integrated radar and sonar system, significantly extending the U.S. Navy’s surveillance range. We have also demonstrated persistent maritime vessel detection with the U.S. Department of Homeland Security by integrating a hydrophone onto our PowerBuoy and demonstrating enhanced maritime traffic detection. In each instance, the resulting data have informed our next design iterations to address critical operations and reliability improvements.

Business Strategy

  We continue to commercialize our PB3 PowerBuoy for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●

Sell and/or lease PB3 PowerBuoys. We believe our PB3 PowerBuoy is well suited for many remote offshore applications. We have observed potential market demand for both PowerBuoy sales and leases within our selected markets, and we intend to sell and lease PB3 PowerBuoys to these markets. Additionally, we intend to provide services associated with product sales and leases such as maintenance, remote monitoring and diagnostic, application engineering, planning, training, and logistics support required for the PB3 PowerBuoy life-cycle. We continue to increase our commercial capabilities through new hires in marketing, sales, and application support, and through engagement of expert market consultants in various geographies.

●

Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts in North America, Europe, Australia, and parts of Asia, including Japan. We believe that each of these areas has sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, to create new market channels, to expand commercial know-how and geographic footprint, and to bolster our product delivery capabilities.

➢

Commercial collaborations. Commercial collaborations. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known groups, including MES in Japan, the National Data Buoy Center (“NDBC”), the Wildlife Conservation Society (“WCS”), Gardline Environmental (an international and multi-disciplinary marine service company), Sonalysts (with expertise in subsea and surface communications, systems integration, and big-data management), and HAI Technologies (an innovative company focusing on bringing new capabilities to the oil and gas industry). We continue to seek other opportunities to collaborate with application experts from within our selected markets.

➢

Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies ensure a cost effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regard to servicing of our PB3 PowerBuoy.

●

PB3 cost reduction and PowerBuoy product development.  Our engineering efforts are focused on customer application development for PB3 sales, cost reduction of our PB3 PowerBuoy and improving the energy output, reliability, maintenance interval and expected operating life of our PowerBuoys. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe that we will be able to address new and different applications by developing new products that increase energy output.

Market Opportunities

The National Oceanographic and Atmospheric Administration (“NOAA”) Ocean Enterprise Report for 2016 estimated that the annual market for what NOAA describes as the “Ocean Enterprise” is $8.5 billion. The report addressed businesses involved in the for-profit and not-for-profit businesses that support ocean measurement, observation and forecasting. Among the market sectors included in the report are oil and gas, ocean observing and security and defense sectors. We believe that this report addresses only a segment of the potential market opportunities that we are targeting in general.

Oil and Gas

We believe the offshore oil and gas industry is undergoing a significant transformation. In light of industry consolidation due to relatively low oil prices, the industry continues to invest in new technologies that enable cost savings as well as the digitization of operations. The industry encompasses more than 10,000 offshore sites, including exploration, production, reservoir management, and sites pending decommissioning based on information from the U.S. Bureau of Safety and Environmental Enforcement and industry organizations and publications. We believe that opportunities to implement one or more PB3 PowerBuoys exist at a large number of these sites to provide power in applications that are not currently possible, or to displace current power solutions.

Ocean Observing

Ocean observing provides environmental intelligence to the entire ocean enterprise, which supports ocean measurement, observation and forecasting, and is an important provider of information to maritime commerce and the entire “blue economy.” Maritime commerce and the scientific community depend on information from areas such as meteorology, climate change, ocean seismometry currents, and biological processes in order to inform operations and development. These groups often require a power and communications solution in remote offshore locations. According to NOAA’s 2016 Ocean Enterprise report, the total U.S. available ocean observing market from 2017 through 2021 for ocean based systems infrastructure is projected to be $2.0 billion.

Security and Defense

We believe that our PB3 PowerBuoy is uniquely positioned to be used to provide power and communications for multiple applications within the security and defense market. The PB3’s ability to power multiple payloads may be an attractive feature for defense and security, as their systems can be easily integrated into other PowerBuoy applications allowing their operation to be concealed. An example application for domestic and international defense departments and defense contractors includes forward deployed energy and communications outposts (which is a current U.S. Department of Defense program), both above and below sea surface. Other example applications include early detection and warning systems, remote sensing stations, high frequency radar, sonar, electro-optical and infrared sensors for maritime security, network communications systems, and unmanned underwater vehicle docking stations. According to a 2014 Frost and Sullivan report, market expenditures for global security reached $29.0 billion in 2012 and are projected to reach $56.5 billion in 2022. Maritime security expenditures were approximately 45% of the global security market.

Communications

We believe that opportunities also exist in other markets such as communications. The addition of near shore and offshore cellular and Wi-Fi platforms with reliable and persistent power could open new market opportunities for telecommunications carriers by displacing a portion of the maritime satellite communications market, while potentially decreasing communications costs for the marine, offshore oil and gas, and airline industries. As an example, according to a 2015 Frost & Sullivan Oil & Gas Satellite Communications market report, the estimated 2020 annual spend on satellite communications in the oil and gas market is projected to be $459 million. According to an industry research paper titled “Prospects for Maritime Satellite Communications”, in 2015 the global maritime satellite communications market has already reached close to 338,000 terminals, with $1.7 billion in revenue at the satellite communications service provider level. The report also notes that the value of the maritime satellite communications market is expected to continue to grow over the next decade, with a 10-year compound annual growth rate of 5% in terminals and revenue, primarily due to the ever-increasing need for maritime data communications.

Implementation Strategy

We have made significant progress in redesigning and validating our commercial-ready PB3 PowerBuoy for use in remote offshore applications. Since 2015, we have brought the PB3 from initial concept to a full scale design. We have performed multiple prototype iterations. During this time, we have conducted a number of in-ocean tests in combination with our facility-based accelerated life testing in order to validate our commercial-ready PB3 PowerBuoy and to prepare for low rate initial production. Recently, we announced that we are relocating our corporate headquarters in the second half of calendar year 2017. We believe that this will allow us to expand our manufacturing capabilities and to move toward higher volume PowerBuoy production. Likewise, we have made progress in marketing our PB3 PowerBuoy, as evidenced by additional requests for proposals.

Since 2015, we have had initial introductions or meetings with nearly 200 companies and organizations within our target markets. A large proportion of these engagements (approximately 75%) were U.S.-based, while the remaining engagements occurred in Europe, Australia, and parts of Asia including Japan. One-third of all engagements have transitioned from initial introductions to advanced, confidential discussions around specific customer applications. Many of these discussions occur at the executive, decision-making level, as well as the implementation level.

As previously noted, several of these customer application discussions have resulted in requests for proposals. Many proposal requests are for projects where our PB3 PowerBuoy is part of a larger solution demonstration, and typically include the potential lease or sale of one or more PB3 PowerBuoys, as well as required services and maintenance support. Demonstration projects are a necessary step toward broad solution deployment and revenues associated with specific applications and typically last from three months to more than one year. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of our company and capabilities, and may include negotiation of standard terms and conditions. Many proposals contain provisions which would mandate the sale or lease of PB3 PowerBuoys upon successful conclusion of the demonstration project.

We believe this is an accurate depiction of the overall sales cycle for new technology in each of our target markets, including the PB3 PowerBuoy. However, cycle times for each step of the sales cycle will vary depending on several customer factors, including, but not limited to, technical evaluation, project priorities, funding approval process, and alignment of new technology integration with the customer’s broader operational strategy. We believe that the resulting evidence of potential demand, vis-à-vis specific application proposal requests, is indicative of significant progress in our commercialization strategy over the prior two years. We believe that we have the potential for growth as a result of our positioning for higher volume production of our PB3 PowerBuoys and the initial indications of demand for our PB3 PowerBuoy in multiple customer applications.

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

Our principal product is our PB3 PowerBuoy, which is designed to generate power for use independent of the power grid in remote offshore locations. It consists of a main hull structure surrounded by a floating buoy-like device. The hull is loosely moored to the seabed so that floating buoy can freely move up and down in response to the rising and falling of the waves. The PTO device that includes an electrical generator, a power electronics system, our control system, and our ESS are sealed within the hull. As ocean waves pass the PowerBuoy, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electrical generator. The power electronics system then conditions the electrical output which is collected within an ESS. The operation of the PowerBuoy is controlled by our customized, proprietary control system.

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

In March 2016, we announced a rebranding of our PowerBuoy systems as part of our commercialization efforts and to closely align our PowerBuoy products with the perceived best practices of analogous industries based on power generation and on-board energy storage capabilities. Under our new naming conventions, our current PowerBuoy is referred to as the “PB3,” corresponding to “PowerBuoy with a peak power generating rating of three kilowatts.” References to the “APB350” on our website, and in our SEC filings including this Annual Report refers to earlier prototype PowerBuoys containing earlier generation PTOs and other earlier technologies.

The PB3 has undergone design iterations from our immediate prior design focusing on improving its reliability and survivability in the anticipated operating ocean environment, and will continue to undergo further enhancements through customary product life cycle management. The PB3-A1 was an initial prototype that has now undergone in-ocean and accelerated life testing, and we believe that the PB3 achieved a maturity level for use by early adopters in fiscal 2017. We continue the process of commercialization of our product and we cannot assure you that we will be successful in our efforts to do so. We believe that the PB3 will generate and store sufficient power to address some application requirements in our target markets. Our engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys and, if we are able to do so, we believe the PowerBuoy would be useful for additional applications where cost savings and additional power are required by our potential customers. We continue to explore opportunities in these target markets, and we have not yet developed any integrated solutions and product offerings in these potential markets. We believe that by increasing the energy output of our PowerBuoys we may be able to address larger segments of our target markets. By improving our design and manufacturing, we also seek to reduce the cost of our PowerBuoys through further design iterations and manufacturing ramp-up. In so doing, we seek to improve customer value, displace more incumbent solutions, and become a viable power source for additional applications in our target market segments.

Research and Development

Our team has a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We have engaged in extensive efforts to develop the PowerBuoy, improve PowerBuoy efficiency, reliability and power output, and to improve manufacturability while reducing cost and complexity. Our efforts have been focused recently on optimizing the size of our PowerBuoys in order to balance customer cost (both capital and operating expenses) with power output of our PowerBuoys. Such efforts include in recent years reducing overall product size and weight by considering the use of materials other than steel for the external structure of our PowerBuoys. Other recent efforts included the development of scalable, higher efficiency, lower cost, higher reliability and less customized PTO systems, and the use of higher energy density and lower weight energy storage technologies. We continue to seek to increase the capabilities of our PowerBuoy systems by designing flexible interfaces and rendering them sensor and payload agnostic.

Other areas of focus have included the development and implementation of accelerated testing regimens and techniques known as accelerated life testing. Such methods accelerate failures in a laboratory environment, as compared to more lengthy and expensive full scale ocean deployments during normal use and extreme conditions. This testing allows us to quantify the life characteristics of critical components and subsystems which would normally require several years of operation in ocean conditions to achieve similar levels of wear and tear. Accelerated life testing is used successfully in other industries such as automotive and aerospace, and is a critical enabler for rapid product and technology development and maturation. We believe that the combination of laboratory and ocean test regimens coupled with carefully planned PowerBuoy ocean tests will help us to improve our effectiveness in commercializing our products.

It is our intent to fund the majority of our future research and development expenses with sources of external funding, including cost sharing obligations under customer contracts. However, we cannot assure you that we will be successful in our efforts to secure additional contracts. If we are unable to obtain external funding, we may curtail our research and development expenses or reduce the scope of our operations as necessary to lower our operating costs.

Deployments

We continue to receive important feedback from in-ocean trial deployments of our PowerBuoys, as is customary in the marine industry for new vessels and products prior to final acceptance by their customers. If we are able to increase PowerBuoy production, we anticipate that the need for in-ocean trials of our mature products will diminish. Deployment sites are selected based on minimum ocean depth, appropriate wave activity for power generation requirements of associated deployment payloads, and proximity to end-user operations. The PB3 can be transported over land to the deployment port using standard 40 foot trailers. Once at port, the PB3 can be lifted into the water or onboard a vessel using a readily available crane of appropriate capacity. The PB3 may then be towed to site using a standard vessel (if the location is within an appropriate distance from the port), or the PB3 may be carried aboard a vessel to its offshore location, and craned into the water at site. The PB3 is then attached to the mooring system, which is installed during a separate operation, after which a brief commissioning process places the PB3 into operation. Recent deployments include the PB3-A1 in August and October of 2015, and again in June and July of 2016 which was the final validation of the PB3 prior to the MES deployment in Japan.

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

Customers

Current Customers

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	2017	2016

Mitsui Engineering & Shipbuilding	80%	14%
U.S. Department of Defense Office of Naval Research	20%	0%
U.S. Department of Energy	0%	28%
EU (WavePort Project)	0%	58%
	100%	100%

We currently have two revenue producing contracts; In May 2016 we entered into a contract with MES totaling nearly $1.0 million, a portion of which was performed in fiscal 2016 as agreed under a letter of intent signed in March 2016. The contract with MES includes certain engineering and other services, and a six-month lease of our PB3 PowerBuoy off the coast of Japan, which commenced in March 2017, and extends through August 2017. MES has the right to cancel all or any separable part of the MES contract for convenience upon 30 days written notice to us, and the contract contains other customary terms and conditions.

In September 2016, we entered into a contract with the U.S. Department of Defense Office of Naval Research (“ONR”) totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. Overall, progress was made on the project whereby design and analysis tasks as well as a portion of the test were completed and documented. The Company requested a no-cost extension to ONR in order to address some “infant mortality” findings on the life test portion of the testing effort associated with implementing improved sealing elements and improving test fixture alignment and the completion of the actual test.

In order to achieve success in commercializing our products, we must expand our customer base and obtain commercial contracts to lease or sell our PowerBuoy and related services to customers. Our potential customer base for our PowerBuoys includes various public and private entities, and agencies that require remote offshore power. To date, substantially all of our revenue producing contracts have been with a small number of customers under contracts to fund a portion of the costs of our operational efforts to develop and improve our technology, validate our product through ocean and laboratory testing, and business development activities with potential commercial customers. Our goal in the future is that an increased portion of our revenues will be from the lease or sale of our products and related maintenance and other services. Our significant customers and contracts to date are summarized below.

●

We have worked with MES (from 2010 to current) to develop several PowerBuoy projects in Japan. Historically, our agreements with MES have provided for MES to reimburse us for specific costs associated with research, development and deployment of our PowerBuoy product. In March 2016, we entered into a letter of intent (“LOI”) with MES to conduct funded pre-work tasks and to negotiate a definitive agreement that would allow for the lease of the PB3 PowerBuoy for a project off the coast of Kozushima Island, Japan following a planned stage gate review. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process is a generally accepted industry practice and has been utilized by other customers such as the DOE. A final contract was negotiated and finalized with MES in May 2016 that included engineering and logistics support, and the lease of our PB3 PowerBuoy for a 6-month period, its ocean deployment, associated data collection and monitoring of its performance. Upon the completion of the engineering pre-work and a successful stage gate review, the PB3 was shipped to Japan and has been deployed off Kozushima Island since April 17, 2017.

●

We have worked with the DOE (2008 to current) and the U.K. government’s Technology Strategy Board (2010 to 2014) under contracts to help fund technology improvements to increase the power output of our prototype PowerBuoys. Two DOE contracts concluded in fiscal 2016.

●

In September 2016, we entered into a contract with ONR to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy leveraging a number of OPT patents covering such a technology.

Strategic Relationships

We also have developed strategic relationships with companies seeking to validate our PowerBuoy as a source of energy for specific applications. These strategic relationships generally require us to provide services and/or products to, or in conjunction with, our strategic partners, seeking to jointly develop an application. We generally bear our own costs associated with the performance of these strategic arrangements and these relationships generally do not generate any revenues for us. Our current strategic relationships are described below.

●

In 2015, we entered into a memorandum of understanding (“MOU”) with Gardline Environmental to jointly develop and market innovative metocean monitoring and maritime security systems for prospective customers in the oil and gas, ocean observing, and security and defense markets. We have successfully completed phase one of the MOU and are currently working with Gardline Environmental to advance to the next phase.

●

In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the NDBC to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy. NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration was to be conducted off the coast of New Jersey. We integrated the SCOOP onto our PB3 PowerBuoy and in June 2016 we deployed the system off of the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, were carried out. The SCOOP was powered by the PB3, and provided metocean data to OPT and to NDBC. The deployment proceeded for approximately three months and met all project objectives. We are now in discussions with the NDBC around next steps.

●

In May 2016, we entered into a Memorandum of Agreement (“MOA”) with WCS to explore the use of our PowerBuoys in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 was deployed off of the coast of New Jersey which sought to establish a baseline acoustic survey. The deployment proceeded for approximately three months and met all project objectives. We are now in discussions with WCS around next steps.

●

In December 2016, we entered into a Joint Marketing Agreement with Sonalysts, Inc. to explore and pursue mutual opportunities in defense and oil and gas applications. The agreement includes the exploration and assessment of the use of the PB3 as a platform to provide power and communications for these markets. Founded in 1973, Sonalysts is a multi-disciplinary engineering and technical services firm with tremendous competency and expertise as a systems integrator developing and supporting mission critical systems for the U.S. Navy Submarine Force.  Such applications include real-world mission and tactical analyses and electronic warfare, imaging and combat control systems.  Sonalysts’ core strengths also include developing and delivering interactive, computer-based training solutions, operations analysis, human systems integration solutions, and weather and aviation information processing and streaming systems.  Additionally, Sonalysts maintains core technology and expertise in undersea wireless communications and in autonomous undersea systems analysis which are available to a variety of defense and commercial customers. Sonalysts’ wXstation® software and Dispatch Weather Client (DWC) integrated with OPT’s PB3 PowerBuoy, have the potential to form the base technology in support of future commercial and defense unmanned undersea system’s power and communication requirements.  We believe that bringing the unique capabilities and expertise of our two companies together will enable the autonomous undersea vehicle infrastructure in these two critically important business sectors.

●

In February 2017, we entered into a Joint Application Development and Marketing Agreement with HAI Technologies to pursue mutual opportunities. The initial focus of the agreement is on offshore oil and gas subsea chemical injection systems where persistent power and real-time data communications are critical. HAI has experience in a variety of technologies and applications in the offshore oil and gas industry including subsea chemical systems.  Chemical injection techniques are used to mitigate the diminishing effects of buildup in piping and pumping systems used in subsea oil production operations. HAI has developed an innovative, compact and modular concept which moves the chemical injection system closer to the production field. We believe HAI Technologies’ advanced chemical injection solutions, combined with OPT’s PB3 PowerBuoy, creates a unique opportunity to pair two distinctive offshore technologies creating new methods to deal with long distance and remote offshore field developments.

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

o

In 2009 and 2010, we were awarded $2.4 million and $2.75 million, respectively, from the U.S. Navy to develop a Littoral Expeditionary Autonomous PowerBuoy (“LEAP”) prototype. The LEAP contract was developed to enhance the U.S. Navy's territorial protection capability by providing potential persistent power at sea for port maritime surveillance in the near coast, harbor, piers and offshore areas. During the LEAP contract, we designed, built and deployed in 2011 a PowerBuoy structure incorporating a new PTO system. The system was deployed by a U.S. Coast Guard vessel and was ocean-tested approximately 20 miles off of the coast of New Jersey. It was integrated with a Rutgers University-operated land-based radar network that provided ocean current mapping data for the National Oceanographic and Atmospheric Administration (“NOAA”) and U.S. Coast Guard Search and Rescue (“SAR”) operations. The ocean test of the LEAP vessel detection system demonstrated dual-use capability of the radar network and helped to verify our technology as a potential persistent power source for systems requiring remote power at sea. During the ocean testing under these contracts, our PowerBuoy withstood the high storm waves of Hurricane Irene which occurred in August 2011.

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

●

Japan. In fiscal 2014, 2015 and 2016, we worked with MES under several contracts to enhance our PowerBuoy technology for Japanese sea conditions for both utility scale and autonomous applications. Under these contracts and leveraging prior work with MES, we analyzed methods to maximize buoy power capture, performed modeling and wave tank testing, evaluated novel mooring strategies and conducted design reviews. Currently, the utility scale effort with MES has been suspended and our current efforts with MES are focused on autonomous applications. We billed and were paid for all eligible costs incurred under the previous utility scale project with MES in fiscal 2015. Our revenue recorded in fiscal 2016 and 2017 reflect the total amount paid on these MES contracts. See above under “—Current Customers” for a description of our current contract with MES.

●

Reedsport, Oregon Project. We obtained a permit in 2007 from the Federal Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Reedsport, Oregon. In addition, we received two cost-sharing contracts with the DOE for approximately $4.4 million to construct and deploy a single PowerBuoy off the coast of Reedsport. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we were taking the steps necessary to close out this project with the DOE. In May 2014, we filed an application to surrender the FERC permit for the remaining phases. In August 2014, in cooperation with the State of Oregon Department of State Lands, we removed anchoring and mooring equipment from the seabed off of the coast of Oregon. In fiscal 2016, we dispositioned the PowerBuoy. In late fiscal 2016 and early fiscal 2017, we disposed of the remaining anchoring and mooring equipment through a local entity and by June 2017 the project was closed out.

●

The EU WavePort Project. In 2010, we were awarded €2.2 million under the European Commission's Seventh Framework Programme (“FP7”) by the European Commission's Directorate (“EC”) responsible for new and renewable sources of energy, energy efficiency and innovation. This grant was part of a total award of €4.5 million to a consortium of companies, including us, to deliver a PowerBuoy wave energy device, referred to as the PB40 (a legacy utility scale buoy), under a project entitled WavePort. We commenced work under this grant in fiscal 2012, and this cost-sharing contract expired on July 31, 2014. Due to a variety of factors, in October 2014, we shipped the PB40 back to New Jersey in order to undertake to deploy it off of the coast of New Jersey using our own funding. The legacy utility scale buoy was deployed in July 2015 and retrieved in August 2015, due to failure of a component part. We do not intend to redeploy the PB40. Following a project audit, final payment under the WavePort Project was received and recognized as revenue in fiscal 2016. Subsequently, the Company proceeded with the deployment site remediation to meet the terms of its deployment permit requirements. The site remediation was completed on May 18, 2017.

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

Manufacturing

We engage in two types of manufacturing activities: 1) the manufacturing of the high value-added PTO components for systems control, power generation and conversion, and energy storage for each PowerBuoy; and 2) contracting with outside companies for the fabrication of the buoy structure, mooring system, and cabling.

Our core in-house manufacturing activity is the assembly, final systems integration and testing of the PTO and its components, which is conducted at our New Jersey facility. The power generation system consists of electro-mechanical components, and the control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electricity. The sensors and control systems use sophisticated technology to optimize the performance of the PowerBuoy in response to changing operating conditions and payload power demand. We maintain a portfolio of patents, including those that cover our power generation, power conversion and control technologies.

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

In April 2017, we announced that we will be relocating our corporate headquarters and manufacturing operations from Pennington, New Jersey to Monroe, New Jersey. Our new facility will offer approximately 56,000 square feet of manufacturing and office space, which is more than double the size of our current facility. This larger space will support our increased operational needs, and also will allow for our anticipated growth over the next several years. We believe this new facility will enable us to implement world class assembly and testing processes, emphasizing product quality and employee safety, while significantly improving our ability to increase product throughput. We believe that our decision to relocate our operations is integral to our overall business growth strategy.

 Marketing and Sales

We continue to enhance our marketing capabilities across our target markets and we have begun actively marketing our PowerBuoys. We currently use a direct sales force consisting of employees and industry expert consultants. Because our PowerBuoys use technology which is not yet considered mature by our target markets, we expect that the customer decision process could require us to spend substantial time educating end-users and stakeholders, which may result in a lengthy sales cycle.

We market our PowerBuoys to companies and entities requiring remote offshore power and communications; for example, oil and gas companies for potential applications such as remote sensing, trace heating, or autonomous site monitoring, power and communications for remotely operated vehicles or autonomous underwater vehicle charging stations. We also see opportunities for security and defense applications using active sensors such as high frequency radar and acoustic systems with significant processing and communications requirements.

Additionally, we continue to seek to enter into strategic relationships to develop application solutions with commercial and military sensor and equipment manufacturers, where we might grant licenses to manufacture, market or operate PowerBuoys or PowerBuoy subsystems.

Backlog

As of April 30, 2017, our backlog was $0.3 million. This backlog includes amounts remaining to be paid under the MES and ONR contracts. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract. Our backlog was fully funded at April 30, 2017.

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

 Competition

We expect to compete with other providers of in-ocean autonomous power sources, including battery, solar and fossil-fuel power sources, where many of the providers are substantially larger than OPT and may have access to greater financial resources. Incumbent sources of in-ocean power may also represent established and reliable power sources and may have already gained customer acceptance. Our ability to compete successfully for business from applications seeking in-ocean power will depend on our ability to produce and store energy reliably and at a total cost that is competitive with or lower than that of other sources, and on the on-going reliability of our product and customer perception of our company. Our ability to compete effectively may be adversely affected by our current need for additional financing and our future customers’ concerns about our long-term viability.

We also may eventually compete against other renewable wave generated power providers. As of April 2017, there were more than nearly 300 companies, some with institutional funding, listed in the DOE’s Marine and Hydrokinetic (“MHK”) Technology Database. This DOE database provides up-to-date information on marine and hydrokinetic renewable energy technologies and companies, both in the U.S. and around the world. Many of these companies are located in the U.K., continental Europe, Japan, Israel, the U.S. and Australia, and many of those companies are pursuing the utility, grid-connected energy market. The MHK industry is both highly competitive and continually evolving as participants strive to differentiate themselves by promoting their specific technology focusing on cost and efficiency. The companies are subdivided by implementation: wave power, current power, tidal and ocean thermal energy conversion. Within wave power, the technologies are classified as point absorber, oscillating wave column, overtopping device, attenuator and oscillating wave surge converter. Our PowerBuoy wave energy converter is classified as a point absorber.

The vast majority of the companies in the DOE’s database are small, start-up type companies with a small number of employees and in early stage development that do not have our in-ocean validation experience. Only a few of these companies have conducted testing similar to us, such as accelerated life testing and extensive wave tank testing on reduced scale models of their devices. We believe our in-ocean experience is critical in proving the reliability, survivability and performance of any wave energy system, which we believe our future customers will require before adopting any wave generated energy solution. We believe our experience gained through full scale in-ocean deployments, coupled with other types of factory and laboratory testing, and our resulting understanding of risks and failure modes provides us with an advantage compared to potential wave energy competitors.

Our analysis of the DOE database indicates that approximately 20 wave energy technologies were selected for further evaluation by the DOE, primarily based on company financial capability, type of system and potential to compete in autonomous (non-grid connected) markets. Of these, there are three companies that we believe may have the technical capability and financial viability to compete in the offshore autonomous power market; however, their technologies are still in early stage development with limited ocean testing. We believe that none of these technologies are at the maturity level of our current PB3 PowerBuoy, and because of this we believe that we continue to maintain a first mover advantage.

Intellectual Property

We believe that our technology differentiates us from other providers of wave energy conversion technologies. As a result, our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing upon the proprietary rights of others and to prevent others from infringing upon our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, and continuing technological innovation and may rely on licensing opportunities to develop and maintain our proprietary position.

As of June 2017, we have been issued 63 U.S. patents, of which 49 are active and 14 have expired. Outside of the U.S. we have been issued 169 patents across twelve countries with 31 of the active U.S. patents having at least one corresponding issued foreign patent. We have filed for 7 additional U.S. patents and 2 of the U.S. patents applications have corresponding foreign patent applications. Our patent portfolio includes patents and patent applications with claims directed to:

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

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PB-Vue®, OPTMicrobuoy®, CellBuoy®, PowerTower®, Making Waves in Power®, and OPT® marks in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Employees

As of April 30, 2017, we had 29 full-time employees and one part-time employee. Of these employees, 28 are located in the United States and 1 is located in the United Kingdom. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

ITEM 1A.     RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline and your investment could be lost.

Risks Related to Our Financial Condition

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $187.4 million at April 30, 2017. We generated revenues of only $0.8 million in fiscal 2017, and $0.7 million in fiscal 2016. At April 30, 2017, we had approximately $8.4 million in cash on hand. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2017, and including the proceeds received from our May 2017 financing transaction in which we received aggregate net proceeds to us of approximately $7.2 million, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2018.

We continue to experience operating losses and currently have two revenue producing contracts. The first is an agreement with MES (the “MES Agreement”) to, among other things, lease and deploy our PB3 PowerBuoy off Kozushima Island, Japan and to provide certain engineering and other services. The total value of the lease and other services to be provided by us under the MES Agreement is $1.0 million. The term of the lease commenced in March 2017, and the term of the MES Agreement extends through August 2017. The second contract is with ONR totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy leveraging a number of OPT patents covering such a technology. During fiscal 2017, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $900,000 per month.

 We have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $12.3 million in fiscal 2018 including product development spending of more than $5.5 million. However, we may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2018, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

We may not be able to raise sufficient capital to continue to operate our business.

Historically, we have funded our business operations through sales of equity securities. We do not know whether we will be able to secure additional funding or, if secured, whether the terms will be favorable to us or our investors. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance, pending litigation and investor sentiment. These factors may make additional funding unavailability, or the timing, dollar amount, and terms and conditions of additional funding unattractive.

If we issue additional securities to raise capital, our existing stockholders could experience dilution or may be subordinated to any rights, preferences or privileges granted to the new security holders.  In particular, any new securities issued could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses of $9.5 million and $13.1 million in fiscal 2017 and 2016, respectively. As of April 30, 2017, we had an accumulated deficit of $187.4 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Risks Related To Growth Of Our Business

We depend on a limited number of customers for substantially all of our revenues. The loss of, or a significant reduction in revenues from, any of these customers could significantly reduce our revenues and harm our operating results.

Historically, a small number of customers have provided substantially all of our revenues and we expect that such concentration will continue for the foreseeable future. These revenues have been generated under development and cost reimbursement agreements rather than commercial contracts. MES accounted for 80% of our revenues and ONR accounted for 20% during fiscal 2017. In fiscal 2016, revenues from MES accounted for 14% of our revenues, EU accounted for 58%, and the DOE accounted for 28%. Our existing contracts with the DOE were completed in fiscal 2016. In order to receive future funding from the DOE, we are required to enter into additional contracts with the DOE, which would require appropriation by the U.S. Congress. Additional funding for projects may not be approved or we may not be able to negotiate future agreements on acceptable terms, if at all.

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

Wave energy technology is at an early stage of development, and the extent to which wave energy power generation will be commercially viable is uncertain. Many factors may affect the commercial acceptance of wave energy technology, including the following:

●	performance, reliability and cost-effectiveness of wave energy technology compared to conventional sources and products;

●	fluctuations in economic and market conditions, such as increases or decreases in the prices of oil and other fossil fuels;

●	the development of new and profitable applications requiring the type of remote electric power provided by our autonomous wave energy systems.

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

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoys may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys, but have not yet achieved successful commercialization of our PowerBuoys. As we seek to manufacture, market, sell and deploy our PowerBuoys in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of our PowerBuoys, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoys.

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

In January 2015, we hired a new President and Chief Executive Officer. In September 2016, we hired a new Chief Financial Officer. Following the resignation of a Director in March 2016, we added two new Directors in May 2016 for a total of six Directors.

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

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe may be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support future growth. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in the amendment to, or termination of, customer contracts or relationships. To realize our desired growth, we may need to add sales, marketing and engineering offices in our existing and/or additional locations, which may include areas such as Australia, Japan, and continental Europe, and which may result in additional organizational complexity.

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

Our PowerBuoys are designed for use offshore, but not all offshore areas worldwide have appropriate natural resources for our PowerBuoys to harness wave energy. Seasonal and local variations, water depth and the effect of particular locations of islands and other geographical features may limit our ability to deploy our PowerBuoys in certain coastal areas. If we are unable to identify and deploy PowerBuoys at sufficient sites with appropriate natural resources to permit our PowerBuoys to capture wave energy, our ability to grow our business could be adversely affected.

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

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venture’s financial condition and disputes between us and our co-venture partners.

It is part of our strategy that we may co-invest with third parties through joint ventures or by acquiring non-controlling interests in special purpose entities. In these situations, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Our co-ventures may have economic or other business interests or goals that may not be consistent with our own and may be in a position to take actions that are contrary to our policies or objectives. Additionally, investments in joint ventures involve risks that would not be present were a third party not involved, including the possibility that our co-ventures might become bankrupt or fail to fund their share of required capital contributions. Disputes between us and our co-venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may not be able to identify appropriate strategic partners, or successfully negotiate, finance or operate any joint ventures or other collaborative projects to advance this aspect of our strategy. Consequently, both the entrance into a joint venture itself, or the failure to identify appropriate potential opportunities, could materially and adversely affect our business, financial condition and results of operations.

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

We market and plan to market our products in multiple global regions, including Europe, Australia, North America and parts of Asia, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the U.S. accounted for 80% of our revenues in fiscal 2017 and 72% of our revenues in fiscal 2016. Risks inherent in international operations include, but are not limited to, the following:

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

Risks Related to Product Development and Commercialization

Our product development costs are substantial and may increase in the future.

Our product development costs primarily relate to our efforts to increase the output, durability and commercial viability of our PowerBuoy. Our product development costs were $5.0 million and $7.1 million in fiscal 2017 and 2016, respectively. It is our goal to fund the majority of our product development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding, but we do not currently have any such committed sources of funding, and we may not be able to secure any such funding in the future. If we are unable to obtain external funding, our operations may be materially and adversely affected, and we may be required to curtail our product development expenses, among other consequences.

We have only manufactured a limited number of PowerBuoys and to date we have not produced PowerBuoys in any significant quantity or for commercial production. Our PowerBuoys have been used for testing and development and may not have a sufficient operating history to confirm how they will perform over their estimated useful life.

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

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our PowerBuoys. These hazards and risks could result in personal injuries, loss of life, liberation of a PowerBuoy from its mooring due to extreme environmental conditions and damage caused by its drifting, and other damages which may include damage to our properties, including our PowerBuoy, and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure that we will be able to maintain adequate insurance in the future at reasonable rates.

 Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into application development agreements and strategic alliances with companies committed to providing products and services which require in-ocean energy sources. Generally, these types of relationships obligate us to provide certain services or perform certain tasks in connection with the relationship with the alliance partner, and we are generally responsible for paying the costs we incur relating to such services or tasks. These relationships generally are not expected to provide us with any revenues or sources of financing. We currently have strategic arrangements with WCS, Gardline and NDBC. If we are unable to reach agreements with additional suitable alliance partners, we may fail to meet our business objectives for the commercialization of our PowerBuoys. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our PowerBuoys to these companies and their affiliates and customers in the future, or growth opportunities may not materialize, any of which could adversely affect our business, financial condition and results of operations.

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

We have not yet conducted ocean testing or otherwise installed in the ocean a multiple-system wave power array. In particular, unlike single-system wave power arrays, multiple-system wave power arrays may require the use of an underwater substation to connect the power transmission cables from, and collect the electricity generated by, each PowerBuoy in the array. We have not yet deployed an underwater substation connected to multiple PowerBuoys. In addition, unanticipated issues may arise with the logistics and mechanics of deploying and maintaining multiple PowerBuoys at a single site and the additional equipment associated with these multiple system wave power arrays.

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

Our success and ability to compete depends in part upon our ability to obtain protection in the U.S. and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the U.S. and corresponding patents and patent applications in several foreign jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. In addition, we do not know how successful we would be should we choose to assert our patents against suspected infringers and we do not know what the cost to do so would be. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

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

Our products or use of our trademarks may infringe, or be claimed to infringe, upon patents, patent applications or trademarks under which we do not hold licenses or other rights. Third parties may own or control these patents, patent applications or trademarks in the United States and abroad. From time to time, we receive correspondence from third parties offering to license patents to us. Correspondence of this nature might be used to establish that we received notice of certain patents in the event of subsequent patent infringement litigation. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent or trademark infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product or component that is the subject of the suit.

As a result of patent or trademark infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees, royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent or trademark infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition and results of operations.

In addition to infringement claims against us, we may become a party to other types of patent or trademark litigation and other proceedings, including proceedings declared by the U.S. Patent and Trademark Office and proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent or trademark litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, if we were to license our intellectual property to others, we may be required to indemnify our licensee if the licensed intellectual property is found to be infringing on a third party’s rights. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

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

Risks Related to Regulatory and Compliance Matters

 If we become ineligible for or are otherwise unable to replace our contract with U.S. or foreign governments, our business, financial condition and results of operations could be adversely affected.

Historically we have derived a significant portion of our revenue from U.S. federal government contracts, which are subject to special funding restrictions, regulatory requirements and eligibility standards and which the government may terminate at any time or determine not to extend after their scheduled expiration. During fiscal 2017 and fiscal 2016, we derived 20% and 28%, respectively, of our total revenue from contracts with the U.S. federal government and 80% and 72%, respectively, from contracts with foreign entities. We may not be successful in securing any additional contracts with the U.S. federal government in the future. Any such contracts are dependent on, among other things, appropriate funding by the U.S. Congress. If we are unable to replace these contracts, our business, financial condition and our results of operations could be adversely affected.

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

If we are unable to obtain all necessary regulatory permits and approvals, it could be possible we will not be able to implement our planned projects or business plan.

Offshore deployment of our PowerBuoy is heavily regulated. Each of our deployments is subject to multiple permitting and approval requirements. We are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of in-ocean power generation and the associated potential for environmental hazards of PowerBuoy deployment, we expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our deployments could result in increased costs, or in the denial of necessary permits and approvals.

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

Our business could suffer as a result of the United Kingdom’s decision to end its membership in the European Union

The decision of the United Kingdom (U.K.) to exit from the European Union (E.U.) (generally referred to as “BREXIT”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. The effects of BREXIT will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. BREXIT also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for our products and services. Any of these effects of BREXIT, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

Risks Related to Litigation

We are the subject of pending and threatened securities and other litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We may be the subject of future securities or other litigation, which could adversely affect our company, our business and our liquidity.

We and our former Chief Executive Officer, Charles Dunleavy, were named as defendants in the Securities Class Action as discussed in Part I, Item 3 of this Annual Report under the heading “Legal Proceedings” and in Note 15, “Commitments and Contingencies,” in Notes to the Consolidated Financial Statements. On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3.0 million in cash, of which the Company would pay $0.5 million and the Company’s insurer would pay $2.5 million, and the issuance by the Company of 380,000 shares (valued at $0.6 million on the date the Stipulation was signed by the parties) of its Common Stock to the class members. The Stipulation also provided for mutual releases. The amounts agreed in the Stipulation, including the amount to be contributed by our insurance carrier, were reflected in the Company’s Consolidated Financial Statements as of April 30, 2016. In July 2016, the Company paid the $0.5 million portion of the settlement and the remaining balance of $2.5 million was paid by the Company’s insurer in August 2016. On November 14, 2016, the Court held its previously scheduled Settlement Hearing to consider whether to grant final approval of the settlement, and on November 15, 2016, the Court issued its Final Judgment approving the settlement and dismissing the proceeding with prejudice. The 380,000 shares of common stock were issued on November 22, 2016. The time to file an appeal from the Final Judgment has expired without any appeal being filed.

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

We have received two subpoenas from the SEC arising out of public disclosures related to a now-terminated agreement between VWP and ARENA, and related to our April 4, 2014 public offering. We have provided information to the SEC in response to those subpoenas, and we continue to respond and cooperate with the SEC in this investigation. We have incurred and expect to continue to incur significant professional fees and other costs related to the SEC investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. In addition, our Board of Directors, management and employees may expend a substantial amount of time on the SEC investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.

We are and may become the target of additional securities litigation, which is costly and time-consuming to defend.

In the past, companies that experience significant volatility in the market price of their publicly-traded securities have become subject to class action securities litigation.  Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if these lawsuits, or any future lawsuits, are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 15 “Commitments and Contingencies – Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2017.

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

Historically, the market price of our Common Stock has fluctuated significantly, and we expect that this will continue. Purchasers of our Common Stock could incur substantial losses relating to their investment in our stock as a result. For the fiscal year ended April 30, 2017, the 52-week high and low prices for our Common Stock was $15.65 and $1.33, respectively. Also, the stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our Common Stock, which could cause purchasers of our Common Stock to incur substantial losses. The market price for our Common Stock may be influenced by many factors, including:

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Our corporate headquarters are currently located in Pennington, New Jersey, where we occupy approximately 22,000 square feet under a lease expiring on December 31, 2017. We use these facilities for administration, research and development, as well as assembly and testing of the generators and control models for our PowerBuoy systems. On March 31, 2017, we signed a new 7 year lease for approximately 56,000 square feet in Monroe Township, New Jersey that will be used as warehouse/production space and Company’s principal offices and corporate headquarters. The Company expects to relocate to the new location by the end of 2017.

ITEM 3.     LEGAL PROCEEDINGS

Shareholder Litigation and Demands

 The Company and its former Chief Executive Officer Charles Dunleavy were named as defendants in consolidated securities class action lawsuits that were pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG).

On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3.0 million in cash, of which the Company would pay $0.5 million and the Company’s insurer would pay $2.5 million, and the issuance by the Company of 380,000 shares (valued at $0.6 million on the date the Stipulation was signed by the parties) of its Common Stock to the class members. The Stipulation also provided for mutual releases. The amounts agreed in the Stipulation, including the amount to be contributed by our insurance carrier, were reflected in the Company’s Consolidated Financial Statements as of April 30, 2016. In July 2016, the Company paid the $0.5 million portion of the settlement and the remaining balance of $2.5 million was paid by the Company’s insurer in August 2016. On November 14, 2016, the Court held its previously scheduled Settlement Hearing to consider whether to grant final approval of the settlement, and on November 15, 2016, the Court issued its Final Judgment approving the settlement and dismissing the proceeding with prejudice. The 380,000 shares of common stock were issued on November 22, 2016. The time to file an appeal from the Final Judgment has expired without any appeal being filed.

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

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief. On February 8, 2016, the Court issued an order consolidating the Labare and Rywolt actions, appointing co-lead plaintiffs and lead counsel, and ordering a consolidated amended complaint to be filed within 30 days of the order. On March 9, 2016, the co-lead plaintiffs filed an amended complaint consolidating their claims and seeking unspecified monetary damages and other relief.

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

The Company and certain of its current directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of the Company’s Certificate of Incorporation and By-laws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the challenged provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint sought declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. By Unanimous Written Consent dated June 17, 2016, the Company’s Board of Directors amended the Company’s By-laws to delete the “only for cause” requirement, thereby allowing for removal of directors with or without cause by the Company’s stockholders.  In addition, the Board proposed, subject to approval by the Company’s stockholders at the next annual general meeting of stockholders, a similar amendment to the director removal provision in the Company’s Certificate of Incorporation.  On June 30, 2016, the Court approved a Stipulation and Proposed Order Staying Proceedings that among other things stayed the case pending the stockholder vote on the proposed amendment to the Company’s Certificate of Incorporation; On September 2, 2016, the Company filed a definitive proxy statement with the SEC which includes this proposal. At the annual shareholder meeting on October 21, 2016, the proposal was not approved because an insufficient number of votes were cast to satisfy the requirement that the proposal be approved by the holders of at least 75% of the outstanding shares of common stock entitled to vote at the meeting.  However, stockholders approved an amendment to the Company’s Certificate of Incorporation to add a provision which requires that any provision of the Certificate of Incorporation that is contrary to a requirement of the Delaware General Corporate Law shall be read in conformity with the applicable requirement of the Delaware General Corporate Law. On April 12, 2017, the parties in the Stern lawsuit executed a settlement that required the Company to file a Form 8-K (which was filed on April 17, 2017) with the U.S. Securities and Exchange Commission (“SEC”) announcing that the Company will follow its By-Laws as opposed to its Certificate of Incorporation as regards the director removal provisions; and (2) to pay the Stern plaintiff an amount equal to $22,500 to compensate the plaintiff for the legal costs of bringing the lawsuit. Also on April 17, 2017, the parties executed a Stipulation of Dismissal that was subsequently filed with the court. The Company paid the plaintiff’s counsel the amount required by the settlement agreement within the time period required by the settlement agreement.

On May 26, 2017, an attorney claiming to represent two stockholders sent the Company’s Board of Directors a Stockholder Litigation Demand letter (“Stockholder Demand”). The Stockholder Demand alleges that the voting of shares for the 1-for-10 reverse stock split at the 2015 annual meeting of stockholders held on October 22, 2015 was not properly counted, and further alleges that, although the Company reported the reverse stock split as having been passed, if the vote was properly counted the reverse stock split would not have been approved. The Stockholder Demand requests the Board of Directors either to deem the reverse stock split as ineffective and disclose the same or to seek a proper and effective stockholder ratification of the reverse stock split. In addition, the Stockholder Demand requests the Board of Directors to adopt and implement adequate internal controls and systems to prevent the alleged improper voting from recurring. On June 23, 2017, the Company responded to the Stockholder Demand, explained the procedures that were followed for the 2015 annual meeting of stockholders and provided the Oath of the Inspector of Elections and the Certificate of the Inspector of Elections that certified as accurate the results of the voting at the meeting including voting on the reverse stock split proposal. On June 26, 2017, the attorney representing the alleged stockholders replied to the Company’s response, further alleged that the proxy statement underlying the 2015 annual meeting provided voting instructions that misled the stockholders regarding whether their brokers could vote on the reverse stock split proposal, and renewed their requests of the Board. The Company is evaluating further the Stockholder Demand and the reply letter and will respond in due course.

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

Regulatory Matters

SEC Investigation

On February 4, 2015, the Company received a subpoena from the SEC requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena. As part of the same investigation, on July 12, 2016, the SEC issued second subpoena requesting information related to the Company’s April 4, 2014 public offering. The Company has provided information to the SEC in response to that subpoena. The SEC investigation is ongoing and the Company continues to cooperate with the SEC in its investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $0.3 million of input tax. The Company believed that the tax credit was properly claimed and, therefore, no liability was recorded. The Company issued two letters of credit totaling €0.3 million ($0.3 million) at the request of the Spanish tax authorities. On January 31, 2017 the Company received $0.2 million from the Spanish tax authorities as a result of the conclusion of the inquiry. In addition, during February 2017, the Spanish tax authorities approved release of the two outstanding letters of credit.

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that we will be assessed a penalty relating to these tax years for these losses. We have estimated this penalty to be $132 thousand, and as such, for the period ended April 30, 2017, we have recorded $132 thousand for this penalty to Selling, general and administrative costs in the Statement of Operations.

Item 4.       MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock is listed on the NASDAQ Capital Market, under the symbol "OPTT." As of June 30, 2017, there were 153 holders of record for shares of our common stock. Since a portion of our common stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders.

The following table sets forth the high and the low sale prices of our common stock as quoted by the NASDAQ Stock Market for the period indicated.

	NASDAQ Stock Market
	High	Low

Fiscal Year Ended April 30, 2017
First quarter ended July 31, 2016	$15.65	$1.37
Second quarter ended October 31, 2016	10.48	2.29
Third quarter ended January 31, 2017	5.89	2.00
Fourth quarter ended April 30, 2017	3.67	1.33

Fiscal Year Ended April 30, 2016 (1)
First quarter ended July 31, 2015	$8.50	$4.90
Second quarter ended October 31, 2015	5.61	2.31
Third quarter ended January 31, 2016	3.68	0.95
Fourth quarter ended April 30, 2016	2.86	1.25

(1)	Share price has been adjusted retroactively to reflect a one-for-10 reverse stock split effective October 27, 2015.

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

Purchases of Equity Securities by the Issuer

The following table details our share repurchases for the three months ended April 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share

February 1 - February 28	1,101	$2.58
March 1 - March 31	188	$2.05
April 1 - April 30	-	$-

Equity Compensation Plan Information

Information with respect to this item will be set forth in the Company’s definitive proxy statement to be filed with the SEC for the Company’s 2017 Annual Meeting of Stockholders (the "Proxy Statement") under the headings “Security Ownership Beneficial Owners and Management – Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities or purchases of equity securities that are required to be disclosed.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2017 are to the fiscal year ended April 30, 2017.

Overview

We are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently have developed our PB3 PowerBuoy product. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues, which were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues will be from the sale of products and services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash in operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

We are marketing our PowerBuoy, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our PowerBuoy, within markets such as oil and gas, ocean observing, security and defense and as well as other markets, which we refer to collectively as autonomous application markets.

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

Product Development

The development of our technology has been funded by revenue generating projects, capital we raised and by development engineering contracts we received starting in fiscal 1995, including projects with the DOE, the U.S. Navy, the Department of Homeland Security and MES. Please see Item 1 of this Annual Report– "Business – Customers” and “Historic Projects” for more information.

Through these historic projects, we also continued development of our PowerBuoy technologies. We are continuing to focus on marketing and developing our PowerBuoy products and services for use in autonomous power applications.

During fiscal 2017, we continued to focus on the commercialization of our PowerBuoy technology and our PB3 product in autonomous application markets. We completed our work under our DOE contract that focused on further optimization of our modular PTO technology and delivered the project final report to the DOE in the prior year. In the prior year, we successfully completed the final stage and associated review with the DOE of the contract deliverables during which the DOE reviewed advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability. As we continued to focus on the development and validation of our PB3 PowerBuoy commercial product, our activities concentrated mainly on implementing all of our lessons learned during our efforts in the prior fiscal year from our ocean deployments and accelerated life testing (“ALT”). The resulting improved PB3 PowerBuoy was deployed off the coast of New Jersey in July of 2016 and was retrieved early December 2016 upon completing all intended testing and validation. Inspection and refurbishment of the PB3 PowerBuoy were completed and this PB3 was shipped for delivery to MES in Japan to fulfill the requirements of our lease with MES, including a deployment off of Kozushima Island in the Pacific Ocean. ALT of the PB3 commercial PTO is ongoing with no failures to date. In addition to the deployment of the PB3 PowerBuoy, the prior generation pre-commercial PB3 (“PB3-A1”), was fitted with a sensor that collects tagged marine mammal migration information as well as with a Self-Contained Ocean Observing Payload (“SCOOP”). The marine mammal migration detection sensor was attached to the PB3-A1 PowerBuoy as part of an agreed scope of work with the Wildlife Conservation Society (“WCS”) through a memorandum of agreement between WCS and OPT. The SCOOP payload was integrated into PB3-A1 to complete the Phase 1 work scope of a Cooperative Research and Development Agreement (“CRADA”) between the National Data Buoy Center (“NDBC”) and OPT. The PB3-A1, deployed off the coast of New Jersey in May 2016, was retrieved in October 2016. From July 2016 through October 2016, both PB3-A1 and PB3 were concurrently deployed generating valuable performance validation data. Both the NDBC SCOOP as well as the WCS tagged mammal migration detection sensor met all of their performance requirements. This pre-commercial PowerBuoy, referred to as “PB3-A1” has now undergone a full upgrade and has achieved full commercial status by retrofitting it with the final commercial PTO including our modular energy storage system, and to make it available to support our on-going commercialization efforts. In addition to the PB3 commercial product validation activities, a concerted effort has been underway which focuses on proactively implementing additional features driven by extensive and direct discussions with potential users and customers in our target markets. Such features include:

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

Additionally, and building upon our initial success in implementing an auto-ballast system in our commercial PB3, we further enhanced this feature in order to achieve faster and more cost effective PB3 deployments and retrievals.

Further, the development of our PB15, the next scale-up of our autonomous PowerBuoy, is underway in accordance with our product roadmap. We completed the preliminary design of our PB15 in fiscal 2017. We believe the PB15 PowerBuoy would have a peak power generation rating of 15kW with a nominal ESS rating of 450 kWh, and an average continuous power output that depends on the deployment site’s metocean conditions. While this scale-up leverages every aspect of the product development and validation of the PB3, it may also strategically position the product to allow OPT to respond to higher power needs as expressed by potential end-users and customers in our target markets.

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

We also are continuing to work to develop solutions seeking to improve our products’ durability and reliability and to reduce their cost. For example, the redesigned PB3 leverages our knowledge base from past designs to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency and higher voltage ESS. In July 2016, we deployed our first commercial PB3 PowerBuoy, off of the coast of New Jersey. This deployment was the final validation of the PB3 prior to the March 2017 six-month lease of the PB3 PowerBuoy under a previously announced customer agreement. In April 2017, our commercial PB3 was deployed off the coast of Kozushima Island in Japan as part of this lease, and continues to operate meeting all project requirements.

Capital Raises

On June 2, 2016, we entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, we sold an aggregate of 417,000 shares of common stock together with warrants to purchase up to an aggregate of 145,952 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.35 of a share of common stock at a combined purchase price of $4.60. The net proceeds from the offering to us were approximately $1.7 million, after deducting placement agent fees and estimated offering expenses payable by us, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, will be exercisable on December 8, 2016, and will expire five years following the date of issuance.

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

On May 2, 2017, the Company sold 6,192,750 shares of common stock at a price of $1.30 per share, which includes the sale of 807,750 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $7.2 million, after deducting placement agent fees and offering expenses payable by the Company.

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

Backlog

As of April 30, 2017, our negotiated backlog was $0.3 million. As of April 30, 2016, our backlog was negligible. In 2016, we have excluded from backlog the suspended utility scale project with MES as we do not expect work under that contract to continue due to the shift in focus to an autonomous PB3 based project. Subsequently, on May 31, 2016, we entered into a contract with MES totaling approximately $1.0 million, a portion of which was performed in fiscal 2016 as agreed under a LOI signed in March 2016. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract. Our backlog was fully funded at April 30, 2017.

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

 Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $187.4 million at April 30, 2017. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2017, and including the proceeds received from our May 2017 financing transaction in which we received aggregate net proceeds to us of approximately $7.2 million, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2018. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2017, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require significant judgment and estimates by us in the preparation of our consolidated financial statements.

Legal contingencies

As discussed in Part I, Item 3 of this Annual Report under the heading “Legal Proceedings” and in Note 15, “Commitments and Contingencies,” in Notes to the Consolidated Financial Statements, the Company is currently subject to various legal proceedings and claims. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”. There is a significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated since the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. In management’s opinion, any reasonable possible losses in addition to the amounts accrued for litigation would not, individually or in the aggregate, have a material adverse effect on its financial condition or operating results. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

Generally, revenue under fixed price or cost plus contracts is recognized using the cost to cost percentage-of-completion method, measured by the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using any valuation model requires judgment. We may use a Monte Carlo simulation model for performance-based stock awards, if applicable, and use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, require the use of input assumptions, including expected volatility, expected term and the expected dividend rate. Beginning in fiscal 2014, expected volatility for 2015 was based on the Company’s historical volatility. In prior years, we estimated our expected volatility based on that of what we considered to be similar publicly-traded companies because our stock had been publicly traded in the U.S. only since April 2007, so we did not have significant observable share-price volatility for the U.S. capital markets. We did not estimate our expected volatility based on the price of our common stock on the AIM market of the London Stock Exchange, on which our shares traded from October 2003 until we voluntarily delisted in January 2011, because we did not believe, based on the historically low trading volume of our shares on that market, that the volatility of our common stock on the AIM market was an appropriate indicator of the expected volatility of our common stock. We estimate the expected term using the average midpoint between the vesting terms and the contractual terms of our options as permitted by the SEC's Staff Accounting Bulletin No. 110, Share-Based Payment. If we determine another method to estimate expected term is more reasonable than our current method, or if another method for calculating this input assumption is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly. Longer expected terms have a significant impact on the value of stock-based compensation determined at the date of grant. The expected dividend rate is not significant to the calculation of the fair value of our stock-based awards.

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

The aggregate share-based compensation expense related to all share-based transactions related to employees was approximately $1.2 million and $0.3 million in fiscal 2017 and 2016, respectively.

Warrant liabilities

The Company accounts for warrants issued in connection with its public offerings in June and July, 2017 in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which provides that we classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The Company recognizes any change in fair value in its consolidated statements of operations within “Change in fair value of warrant liabilities”. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Stockholders' equity” on the consolidated balance sheets.

Income taxes

We account for income taxes under the asset and liability method. Under this method, we determine deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carry forwards, using enacted tax rates in effect for the year in which such items are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or deferred tax liability. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. As discussed in Note 14 to our consolidated financial statements included elsewhere in this Annual Report, we have established a valuation allowance for our net deferred tax assets, which was $54.7 million and $52.6 million as of April 30, 2017 and April 30, 2016, respectively. During the years ended April 30, 2017 and 2016, we sold New Jersey State net operating losses in the amount of $7.8 million and $19.7 million, respectively, resulting in the recognition of income tax benefits of $0.7 million and $1.7 million, respectively, recorded in our Statement of Operations.

Financial Operations Overview

Over the next several years, it is our goal to fund the majority of our product development efforts with sources from commercial relationships, including cost-sharing agreements. If we are unable to obtain commercial relationships or cost-sharing arrangements, we may be forced to curtail our development expenses and scope to reduce our overall expenses. We recently narrowed our development focus to the PB3 to drive toward commercialization of that product and to reduce our overall expenses. In the future, we also may continue to develop the PB15 if we determine that future relationships warrant incurring the costs associated with such product development.

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2017 and 2016:

	Year ended April 30,
	2017	2016
	(in millions)

Mitsui Engineering & Shipbuilding	$0.7	$0.1
U.S. Department of Defense Office of Naval Research	0.2	-
U.S. Department of Energy	(0.1)	0.2
European Union (WavePort project)	-	0.4
	$0.8	$0.7

 We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for fiscal 2017 and 2016:

	Year ended April 30,
Customer Location	2017	2016

Asia and Australia	80%	14%
United States	20%	28%
Europe	-	58%
	100%	100%

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

We may invest our foreign cash reserves in certificates of deposit, and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated certificates of deposit and cash accounts had a balance of $1.2 million as of April 30, 2017 and $1.2 million as of April 30, 2016, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $8.9 million as of April 30, 2017 and $7.1 million as of April 30, 2016. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues for the years ended April 30, 2017 and 2016 were recorded in Euros or British pounds sterling.

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

Fiscal Years Ended April 30, 2017 and 2016

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2017 and 2016:

			% change
	Twelve months ended April 30,		2017 period to
	2017	2016	2016 period
	(in thousands)

Revenues	$843	$705	20%
Cost of revenues	938	668	40%
Gross profit (loss)	(95)	37
Operating expenses:
Product development costs	5,029	7,051	-29%
Selling, general and administrative costs	6,563	6,747	-3%
Litigation settlement	-	1,097	-100%
Total operating expenses	11,592	14,895
Operating loss	(11,687)	(14,858)
Change in fair value of warrant liabilities	1,491	-	100%
Interest income	28	8	250%
Other income	-	241	-100%
Foreign exchange loss	(16)	(149)	-89%
Loss before income taxes	(10,184)	(14,758)
Income tax benefit	698	1,674	-58%
Net loss	(9,486)	(13,084)	-27%
Less: Net profit attributable to the non-controlling interest in Ocean Power Technologies (Australasia) Pty Ltd	-	(45)	-100%
Net loss attributable to Ocean Power Technologies, Inc	$(9,486)	$(13,129)	-28%

Revenues

Revenues for the fiscal years ended April 30, 2017 and 2016 were approximately $0.8 million and $0.7 million, respectively. The increase of approximately $0.1 million or 20% over 2016 was attributable to the MES agreement, announced in June 2016, coupled with the $0.2 million attributable to the ONR contract, compared to revenue from our WavePort contract with the EU for our project in Spain and the billable work under our prior contracts with DOE during fiscal year 2016.

Cost of revenues

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

Cost of revenues for the fiscal years ended April 30, 2017 and 2016 were approximately $0.9 million and $0.7 million, respectively. The increase of approximately $0.2 million, or 40%, over 2016 was due to increased indirect costs in connection with the MES and ONR projects, which resulted in a gross loss for fiscal year 2017. Cost of revenues during the 2016 period included less billable work from contracts performed in the 2016 period.

Some of our projects in fiscal 2017 and 2016 were under cost-sharing contracts. Under cost-sharing contracts, we receive a fixed amount agreed upon with the customer that is only intended to fund a portion of the costs on a specific project. We fund the remainder of the costs primarily as part of our product development efforts. Revenue is typically recorded using the percentage-of-completion method applied to the contractual amount agreed upon with the customer. An equal amount corresponding to the revenue is recorded in cost of revenues resulting in gross profit on these contracts of zero. Our share of the costs is considered to be product development expense. Our ability to generate a gross profit will depend on the nature of future contracts, our success generating revenues through sales of our PowerBuoy systems, the nature of contracts for our development efforts, and our ability to manage costs incurred on our fixed price contracts.

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

Product development costs during the fiscal year ended April 30, 2017 were $5.0 million as compared to $7.1 million for fiscal year 2016. The decrease of $2.1 million, or 29%, is primarily attributable to the completion of utility-scale projects and a decision not to continue these projects. During the fiscal year ended April 30, 2016, product development costs related to the deployment of the legacy PB40 utility scale PowerBuoy as well as costs related to the redesigned commercial PB3.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Selling, general and administrative costs during the fiscal year months ended April 30, 2017 were $6.6 million as compared to $6.7 for fiscal year 2016. The decrease of $0.1 million, or 3%, is primarily attributable to lower spending on professional fees partly offset by higher stock compensation expense and $0.1 million penalty resulting from the Spain income tax audit.

Litigation settlement

The litigation settlement costs in fiscal year 2016 relate to the settlement of the Securities Class Action, described elsewhere in this Annual Report. The net charge of $1.1 million expensed in fiscal 2016 consist of a settlement payment made by us in fiscal 2017 in connection with the settlement of certain pending securities class action litigation, which was comprised of $500,000 in cash, and the issuance by us of 380,000 shares of our Common Stock with a fair value of $596,600 on May 5, 2016, the date of the Stipulation. For more information, see Item 3 “Legal Proceedings” of this Annual Report and Note 15 “Commitments and Contingencies – Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2017.

Interest (expense) income, net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and U.S. Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $8.9 million as of April 30, 2017, compared to $7.1 million as of April 30, 2016.

Interest income, net during the fiscal year 2017 was approximately $28,000 compared to $8,000 for fiscal 2016. The increase in interest income year over year is due to higher cash balances from several capital raises completed in fiscal year 2017.

Foreign exchange loss

Foreign exchange loss was approximately $16,000 for fiscal year 2017 as compared to $149,000 for fiscal year 2016. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the U.S. dollar during the two periods.

Other income

 During the fiscal year ended April 30, 2016, the Company received a refund of $0.2 million related to research and development expenditures in Australia. There were no such amounts during the fiscal year ended April 30, 2017.

Income tax benefit

During the fiscal years ended April 30, 2017 and 2016, the Company sold New Jersey State net operating losses in the amount of $ 7.8 million and $19.7 million, respectively, resulting in the recognition of income tax benefits of $ 0.7 million and $1.7 million, respectively. The Company has a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two years ended April 30, 2017, our aggregate revenues were $1.5 million, our aggregate net losses were $22.6 million and our aggregate net cash used in operating activities was $21.0 million.

Net cash used in operating activities

Net cash flows used in operating activities during the fiscal year ended April 30, 2017 were $10.0 million, a decrease of $0.9 million, when compared to $10.9 million during the fiscal year ended April 30, 2016. The change was the result of a decrease in net loss of $3.6 million reduced by non cash items of $1.3 million and an increase in cash used by the net change in operating assets and liabilities of $1.4 million.

The decrease in noncash operating items in fiscal year 2017 compared to fiscal year 2016 reflects a decrease in the change in fair value of warrant liabilities mostly offset by higher stock compensation expense.

The increase in operating assets and liabilities in fiscal year 2017 compared to fiscal year 2016 is due to a change in the litigation settlement of $1.0 million, increased unbilled receivables of $0.3 million and other net changes in operating assets and liabilities of $0.1 million.

Net cash provided by (used in) investing activities

Net cash used in investing activities was approximately $0.2 million for fiscal year 2017 versus net cash provided by investing activities approximately $ 0.1 million for fiscal 2016. The change was primarily the result of the Company increasing restricted cash by $0.2 million for the letter of credit required as a condition of the lease agreement the Company entered on March 31, 2017 for new warehouse/office space.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $11.9 million in fiscal year 2017, and net cash provided by financing activities was approximately $0.2 million for fiscal 2016. The net cash provided in fiscal 2017 was primarily from the sale of our common stock and related warrants, net of issuance costs.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was approximately $42,000 in fiscal year 2017, a decrease of $31,000 from fiscal 2016, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $187.4 million at April 30, 2017. We generated revenues of only $0.8 million in fiscal year 2017, and $0.7 million in fiscal year 2016. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2017, and including the proceeds received from our May, 2017 financing transaction in which we received aggregate net proceeds to us of approximately $7.2 million, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet completed its final review of the impact of this guidance however, the Company anticipates applying the modified retrospective method upon adoption of ASU 2014-09 on May 1, 2018. The impact to the Company could be affected by the nature and terms of potential future contracts with customers, as those contracts may have terms that differ from the company’s current contracts.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company adopted ASU 2014-15 for the fiscal year 2017. The Company’s addition of the standard did not have a material impact on disclosures. See Note (1) “Background, Basis of Presentation and Liquidity” for discussion on the Company’s ability to continue as a going concern.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the effect ASU 2016-02 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments- Equity Method and Joint Ventures (Topic 323)”, providing guidance on how a company should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. The Company is currently evaluating the effect ASU 2017-03 will have on its consolidated financial statements and disclosures.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of April 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2, which is incorporated herein by reference as if fully set forth herein. As described therein, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2017.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13, & 14

Pursuant to General Instruction G of Form 10-K, the information concerning Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services, is incorporated by reference to the information set forth in the definitive Proxy Statement of Ocean Power Technologies, Inc. relating to the Annual Meeting of Stockholders for the year ended April 30, 2017, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibit Index on pages 55 to 57.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 14, 2017

/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/George H. Kirby III	President and Chief Executive Officer	July 14, 2017
George H. Kirby III	(Principal Executive Officer) Director

/s/Matthew T. Shafer	Chief Financial Officer	July 14, 2017
Matthew T. Shafer	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/Terence J. Cryan	Chairman of the Board Director	July 14, 2017
Terence J. Cryan

/s/Dean J. Glover	Vice-Chairman of the Board Director	July 14, 2017
Dean J. Glover

/s/Robert J. Burger	Director	July 14, 2017
Robert J. Burger

/s/Steven M. Fludder	Director	July 14, 2017
Steven M. Fludder

/s/Robert K. Winters	Director	July 14, 2017
Robert K. Winters

Exhibits Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2

Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed June 23, 2016).
3.4

Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).

4.1	Specimen certificate of Common Stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
10.1

Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006).

10.2	2001 Stock Plan (incorporated by reference from Exhibit 10.7 to Form S-1 filed November 13, 2006).*
10.3	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.4

Lease Agreement, dated August 30, 2005 between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1, as amended on January 27, 2006 (incorporated by reference from Exhibit 10.16 to Form S-1 filed November 13, 2006).

10.5

Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007).

10.6	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.7

Amended Option Agreement for Purchase of Emissions Credits, dated December 4, 2012, between Ocean Power Technologies, Inc. and its affiliates and Metasource Pty Ltd (formerly known as Woodside Sustainable Energy Solutions Pty Ltd) (incorporated by reference from Exhibit 10.23 to Form 10-K filed July 12, 2013).

10.8

Second Addendum to Lease Agreement, dated June 1, 2008, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1 (incorporated by reference from Exhibit 10.24 to Form 10-K filed July 12, 2013).

10.9

Third Addendum to Lease Agreement, dated March 11, 2013, between Ocean Power Technologies, Inc. and Reed Road Industrial Park LLC #1 (incorporated by reference from Exhibit 10.25 to Form 10-K filed July 12, 2013).

10.10	Employment Agreement, dated December 2, 2013, between Mark A. Featherstone and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2014).*
10.11	Employment Agreement, dated December 30, 2013, between David R. Heinz and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.37 to Form 10-K filed July 29, 2014).*
10.12	Employment Agreement, dated June 9, 2014, between David L. Keller and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.38 to Form 10-K filed July 29, 2014).*
10.13	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 11, 2015).*

10 .14

Fourth Addendum to Lease Agreement, dated January 13, 2015, between Ocean Power Technologies, Inc. and Reed Road Industrial Part LLC #1 (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed July 6, 2015).

10 .15

At the Market Offering Agreement, dated October 19, 2015, between Ocean Power Technologies, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 20, 2015).

10 .16

Placement Agency Agreement dated June 2, 2016, by and among Ocean Power Technologies, Inc., Roth Capital Partners, LLC and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on June 2, 2016).

10 .17	Form of Securities Purchase Agreement dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on June 2, 2016).
10 .18	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10 .19	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10 .20	Letter agreement with David R. Heinz dated December 18, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 24, 2015).*
10 .21	Stipulation and Agreement of Class Settlement dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016).
10.22

Agreement by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd dated May 31, 2016 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K/A filed on June 6, 2016).

10.23	Form of Amendment No. 1 to the Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 7, 2016).
10.24

Form of Amendment No. 2, dated as of July 21, 2016, to the Securities Purchase Agreement, dated as of June 2, 2016, by and among Ocean Power Technologies, Inc. and the investor’s signatory thereto, and (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed July 21, 2016).

10.25	Form of Placement Agency Agreement, dated July 22, 2016, between the Company and the Placement Agent (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed July 22, 2016).
10.26	Form of Subscription Agreement, dated July 22, 2016 between the Company and the Purchasers thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2016).
10.27	Employment Letter between the Company and Matthew Shafer dated August 23, 2016, (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).
10.28	Letter Agreement between the Company and Mark A. Featherstone dated August 25, 2016, (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed August 29, 2016).
10.29	Employment Letter between the Company and Mike Mekhiche dated September 12, 2016, (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed August 29, 2016).
10.30	Letter Agreement between the Company and Mike Mekhiche dated June 19, 2014, (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed August 29, 2016).
10.31

Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).

10.32

Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).

10.33

Lease Agreement, dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed April 6, 2017).

21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – as of April 30, 2017 and 2016, (ii) Consolidated Statements of Operations – for the years ended April 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss – for the years ended April 30, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Equity – for the years ended April 30, 2017 and 2016 (v) Consolidated Statements of Cash Flows – for the years ended April 30, 2017 and 2016, (vi) Notes to Consolidated Financial Statements.***

+ Indicates that confidential treatment has been requested for this exhibit.

 * Management contract or compensatory plan or arrangement.

** As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

*** As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2017.

/s/ George H. Kirby III

George H. Kirby III

President and Chief Executive Officer

/s/ Matthew T. Shafer

Matthew T. Shafer

Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ocean Power Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended April 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 (b) to the consolidated financial statements, as of April 30, 2017 the Company has cash and cash equivalents of $8.4 million, and the Company has suffered recurring losses from operations and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in note 1 (b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania

July 14, 2017

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2017	April 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$8,421	$6,730
Marketable securities	25	75
Restricted cash- short-term	334	300
Accounts Receivable	48	-
Unbilled receivables	296	37
Litigation receivable	-	2,500
Other current assets	622	117
Total current assets	9,746	9,759
Property and equipment, net	170	273
Restricted cash- long-term	154	-
Other noncurrent assets	3	319
Total assets	$10,073	$10,351
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$586	$373
Accrued expenses	3,059	2,675
Litigation payable	-	3,000
Unearned revenue	-	39
Warrant liabilities	323	-
Current portion of long-term debt and capital lease obligations	35	81
Deferred credits payable current	600	-
Total current liabilities	4,603	6,168
Long-term debt and capital lease obligations	23	55
Deferred credits payable non-current	-	600
Total liabilities	4,626	6,823
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 6,313,996 and 2,352,100 shares, respectively	6	2
Treasury stock, at cost; 48,065 and 6,894 shares, respectively	(263)	(138)
Additional paid-in capital	193,234	181,670
Accumulated deficit	(187,370)	(177,884)
Accumulated other comprehensive loss	(160)	(122)
Total stockholders' equity	5,447	3,528
Total liabilities and stockholders’ equity	$10,073	$10,351

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Twelve months ended April 30,
	2017	2016

Revenues	$843	$705
Cost of revenues	938	668
Gross profit (loss)	(95)	37

Operating expenses:
Product development costs	5,029	7,051
Selling, general and administrative costs	6,563	6,747
Litigation settlement	-	1,097
Total operating expenses	11,592	14,895
Operating loss	(11,687)	(14,858)

Change in fair value of warrant liabilities	1,491	-
Interest income, net	28	8
Other income	-	241
Foreign exchange gain (loss)	(16)	(149)
Loss before income taxes	(10,184)	(14,758)
Income tax benefit	698	1,674
Net loss	(9,486)	(13,084)

Less: Net profit attributable to the non-controlling interest in Ocean Power Technologies (Australasia) Pty Ltd.	-	(45)
Net loss attributable to Ocean Power Technologies, Inc.	$(9,486)	$(13,129)
Basic and diluted net loss per share	$(2.23)	$(7.25)
Weighted average shares used to compute basic and diluted net loss per share	4,259,172	1,810,173

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Twelve months ended April 30,
	2017	2016

Net loss	$(9,486)	$(13,084)
Foreign currency translation adjustment	(38)	135
Total comprehensive loss	(9,524)	(12,949)
Comprehensive income attributable to the non-controlling interest in Ocean Power Technologies (Australasia) Pty Ltd.	-	(73)
Comprehensive loss attributable to Ocean Power Technologies, Inc.	$(9,524)	$(13,022)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

  Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

								Total
								Ocean
								Power
							Accumulated	Technologies
					Additional		Other	Inc.
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity

Balances, April 30, 2015	1,838,720	$2	(3,865)	$(132)	$180,803	$(164,755)	$(230)	$15,688	$(427)	$15,261
Net loss						(13,129)		(13,129)	45	(13,084)
Stock based compensation					142			142		142
Issuance of restricted stock, net	(11,191)				194			194		194
Sale of stock	144,571				289			289		289
Acquisition of treasury stock			(3,029)	(6)				(6)		(6)
Additional investment in subsidiary					(354)			(354)	354	-
Legal settlement	380,000				596			596		596
Other comprehensive loss							108	108	28	136
Balances, April 30, 2016	2,352,100	$2	(6,894)	$(138)	$181,670	$(177,884)	$(122)	$3,528	$-	$3,528
Net loss						(9,486)		(9,486)		(9,486)
Stock based compensation					278			278		278
Issuance of restricted stock, net	189,896				954			954		954
Sale of stock	3,772,000	4			10,332			10,336		10,336
Acquisition of treasury stock			(41,171)	(125)				(125)		(125)
Other comprehensive loss							(38)	(38)		(38)
Balances, April 30, 2017	6,313,996	$6	(48,065)	$(263)	$193,234	$(187,370)	$(160)	$5,447	$-	$5,447

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Twelve months ended April 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(9,486)	$(13,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	16	149
Depreciation and amortization	140	112
Loss on disposal of property, plant and equipment	-	2
Compensation expense related to stock option grants and restricted stock	1,232	336
Change in fair value of warrant liabilities	(1,491)	-
Common Stock issuance in settlement of lawsuit	-	597
Changes in operating assets and liabilities:
Accounts receivable	(48)	103
Unbilled receivable	(258)	44
Other assets	(212)	75
Accounts payable	213	22
Accrued expenses	395	175
Litigation payable	(500)	500
Unearned revenues	(39)	39
Net cash used in operating activities	(10,038)	(10,930)
Cash flows from investing activities:
Maturities of marketable securities	50	-
Restricted cash	(189)	139
Purchases of equipment	(37)	(24)
Net cash (used in) provided by investing activities	(176)	115
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	-	289
Proceeds from issuance of common stock and related warrants, net of costs	12,150	-
Payment of capital lease obligations	(28)	(63)
Payment of debt	(50)	-
Acquisition of treasury stock	(125)	(6)
Net cash provided by financing activities	11,947	220
Effect of exchange rate changes on cash and cash equivalents	(42)	(11)
Net increase (decrease) in cash and cash equivalents	1,691	(10,606)
Cash and cash equivalents, beginning of period	6,730	17,336
Cash and cash equivalents, end of period	$8,421	$6,730

Supplemental schedule of cash flows information:
Cash paid for interest	$6	$-

Supplemental disclosure of noncash investing activities:
Acquisition of equipment pursuant to capital leases	$4	$99

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Background and Liquidity

(a)	Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and commercializing its proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company uses proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. The Company has designed and continues to develop the PowerBuoy product line which is based on modular, ocean-going buoys, which the Company has been periodically ocean testing since 1997. The Company markets its PowerBuoys in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale or lease of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of its products and services.

(b)	Liquidity/Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $187.4 million at April 30, 2017. At April 30, 2017, the Company had approximately $8.4 million in cash on hand. The Company generated revenues of only $0.8 million and $0.7 million during the years ended April 30, 2017 and 2016, respectively. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2017, and including the proceeds received from our May 2017 financing transaction in which we received aggregate net proceeds to us of approximately $7.2 million, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2018. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2017 and 2016, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys, its inability to market and commercialize its PowerBuoys, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company closed four equity financing arrangements during the year ended April 30, 2017 and subsequently on May 2, 2017. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

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

 On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 417,000 shares of Common Stock together with warrants to purchase up to an aggregate of 145,952 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $4.60. The net proceeds to the Company from the offering were approximately $1.7 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. The Company paid the placement agents approximately $0.1 million as placement agent fees in connection with the sale of securities in the offering. The Company also reimbursed the placement agents $35 thousand for their out of pocket and legal expenses in connection with the offering.

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

On May 2, 2017, the Company sold 6,192,750 shares of common stock at a price of $1.30 per share, which includes the sale of 807,750 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $7.2 million, after deducting placement agent fees and offering expenses payable by the Company.

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

 (c)   Reverse Stock Split

At the annual meeting of stockholders on October 22, 2015, the Company’s stockholders approved a proposal to amend the Certificate of Incorporation of the Company to effect a reverse split of its Common Stock, at a ratio to be determined by the Company’s Board of Directors within a specific range and a reduction in the authorized number of shares of its Common Stock. See also the discussion in Part I, Item 3 “Legal Proceedings” of the accompanying Annual Report and Note 15 “Commitments and Contingencies- Shareholder Litigation and Demand” in these consolidated financial statements for the fiscal year ended April 30, 2017. On October 27, 2015, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect a one-for-10 reverse stock split of its Common Stock and to decrease the number of authorized shares of its Common Stock to 50,000,000 shares (the “Reverse Stock Split”). As a result of the Reverse Stock Split, as of the effective date of the Reverse Stock Split, every 10 shares of issued and outstanding Common Stock were combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued in connection with the Reverse Stock Split. Total cash payments made by the Company to stockholders in lieu of fractional shares were not material. The Common Stock began trading on a reverse stock split-adjusted basis on the NASDAQ Stock Market (“NASDAQ”) on October 29, 2015. On November 12, 2015, NASDAQ notified the Company that it’s Common Stock had regained compliance with the NASDAQ listed company closing bid price requirement.

(2)	Summary of Significant Accounting Policies

(a)	Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a non-controlling interest in the Company's Consolidated Balance Sheets and Statements of Operations, which adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated subsidiary

In September 2015, the Company re-purchased the non-controlling interest (consisting of 11.8%) of the Company's Australian subsidiary, Ocean Power Technologies (Australasia) Pty. Ltd. (“OPTA”) for nominal consideration and now has 100% ownership of OPTA. OPTA owns 100% of Victorian Wave Partners Pty. Ltd. (“VWP”), which is also organized under the laws of Australia. As of April 30, 2017 and 2016, there were no such entities.

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

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment; fair value of warrant liabilities; valuation allowances for receivables and deferred income tax assets; estimated costs to complete projects and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment, particularly the macroeconomic pressures in certain European countries, has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Generally, revenue under fixed price or cost plus contracts is recognized using the cost to cost percentage-of-completion method, measured by the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in an overnight U.S. government securities repurchase bank account and a money market account. In accordance with the terms of the repurchase agreement, the Company does not take possession of the related securities. The agreement contains provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreement. The following table summarizes cash and cash equivalents for the years ended April 30, 2017 and 2016:

	April 30, 2017	April 30, 2016
	(in thousands)

Checking and savings accounts	$4,241	$4,535
Overnight repurchase account	4,180	2,195
	$8,421	$6,730

(e)	Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2017 and, 2016, all of the Company’s investments were classified as held-to-maturity.

(f)	Restricted Cash and Credit Facility

As of April 30, 2017 and 2016, a portion of the Company’s cash was restricted under the terms of three security agreements.

One agreement was between the Company and Barclays Bank. Under this agreement, the cash was on deposit at Barclays Bank and served as security for letters of credit and bank guarantees that were issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3million ($0.3 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of both April 30, 2017 and 2016, there was €0.3 million ($0.3 million) in letters of credit outstanding under this agreement.

The second agreement is between the Company and Santander Bank. Under this agreement, the cash is on deposit at Santander Bank and serves as security for letter of credit issued by Santander Bank for the lease of new warehouse/office space in Monroe Township, New Jersey. The agreement cannot be extended beyond January 31, 2025, but is cancelable at the discretion of the bank.

The third agreement was between the Company and the New Jersey Board of Public Utilities (“NJBPU”). The Company received a $0.5 million recoverable grant award from the NJBPU, repayable over a five-year period beginning in November 2011. The agreement also required the Company to annually assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. As of April 30, 2017, the grant was fully repaid and therefore there was no certificate of deposit. The following table summarizes restricted cash for the years ended April 30, 2017 and 2016:

	April 30, 2017	April 30, 2016
	(in thousands)

Barclay's Bank Agreement	$334	$250
Santander Bank	154	-
NJBPU agreement	-	50
	$488	$300

(g)	Property and Equipment

Property and equipment consists primarily of equipment, furnishings, fixtures, computer equipment and leasehold improvements and are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Expenses for maintenance and repairs are charged to operations as incurred. Property and equipment is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Description	Estimated useful life (years)

Equipment	5	-	7
Computer equipment & software		3
Office furniture & fixtures	3	-	7
Equipment under capitalized lease	Over the life of the lease
Leasehold improvements	Shorter of the estimated useful life or lease term

(h)	Foreign Exchange Gains and Losses

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying consolidated balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in “foreign exchange gain (loss)” in the accompanying consolidated statements of operations.

(i)	Patents

External costs related to the filing of patents, including legal and filing fees, are capitalized if expenses related to the filing of a patent are significant. The Company continually re-assesses the remaining useful lives of its long-lived assets and costs are expensed when it is no longer probable that such technology will be utilized. Patents are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the patent may not be recoverable. No new patents were granted in fiscal years 2017 and 2016. There was no amortization of patents recorded during the years ended April 30, 2017 and 2016, as the patents are fully amortized.

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	2017	2016

Mitsui Engineering & Shipbuilding	80%	14%
U.S. Department of Defense Office of Naval Research	20%	0%
U.S. Department of Energy	0%	28%
EU (WavePort Project)	0%	58%
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company's financial position or results of operations. The Company does not require its customers to maintain collateral.

(k)	Warrant Liabilities

The Company's warrants to purchase shares of its common stock are classified as warrant liabilities and are recorded at fair value. The warrant liabilities are subject to re-measurement at each balance sheet date and the Company recognizes any change in fair value in its consolidated statements of operations within “(Change in fair value of warrant liabilities”. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “additional paid-in capital”, a component of “stockholders' equity” on the consolidated balance sheets.

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 657,078 and 129,311 for the years ended April 30, 2017 and 2016, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company's losses.

(m)	Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2017 and 2016 was approximately $1.2 million and $0.3 million, respectively. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the years ended April 30, 2017 and 2016:

	Year ended April 30,
	2017	2016
	(in thousands)

Product development	$525	$131
Selling, general and administratvie	707	206
Total share-based compensation expense	$1,232	$337

 Valuation Assumptions for Restricted Stock and Options Granted During the Years Ended April 30, 2017 and 2016

Restricted Stock

Compensation expense for non-vested restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. If the vesting requirement of performance-based grants is tied to the Company's total shareholder return (TSR) relative to the total shareholder return of alternative energy Exchange Traded Funds as measured over a specific performance period then the compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

Options

 The fair value of each stock option granted, for both service-based and performance-based vesting requirements during the year ended April 30 2017, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the below table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility during the twelve months ended April 30, 2017.

	Twelve months ended April 30,
	2017	2016

Risk-free interest rate	1.3%	1.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.50	5.5
Expected volatility	96.2%	85.7%

 The above assumptions were used to determine the weighted average per share fair value of $2.52 and 0.58 for stock options granted during the years ended April 30, 2017 and 2016, respectively.

(n)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carry forwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(p)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet completed its final review of the impact of this guidance; however the Company anticipates applying the modified retrospective method upon adoption of ASU 2014-09 on May 1, 2018. The impact to the Company could be affected by the nature and terms of potential future contracts with customers, as those contracts may have terms that differ from the company’s current contracts.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company adopted ASU 2014-15 for the fiscal year 2017. The Company’s addition of the standard did not have a material impact on its disclosures. See section (b) “Liquidity/Going Concern” within Note (1) “Background and Liquidity” of these financial statements for further discussion on the Company’s ability to continue as a going concern.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the effect ASU 2016-02 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments- Equity Method and Joint Ventures (Topic 323)”, providing guidance on how a company should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. The Company is currently evaluating the effect ASU 2017-03 will have on its consolidated financial statements and disclosures.

(3)	Marketable Securities

Marketable securities with initial maturities greater than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	April 30, 2017	April 30, 2016
	(in thousands)

Certificate of Deposit	$25	$75

(4)	Property and Equipment

The components of property and equipment as of April 30, 2017 and 2016 consisted of the following:

	April 30, 2017	April 30, 2016
	(in thousands)

Equipment	$715	$711
Computer Equipment & Software	556	630
Office Furniture & Equipment	250	250
Leasehold improvements	182	182
Equipment under capitalized lease	103	0
	$1,806	$1,773
Less: accumulated depreciation	(1,636)	(1,500)
	$170	$273

Depreciation expense was $0.1 million and $0.1 million for the years ended April 30, 2017 and 2016, respectively.

As of April 30, 2017 and 2016, computer equipment and software under capital leases was $103 thousand and $99 thousand, respectively. The terms of the leases are for 36 months. Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of April 30, 2017 are as follows:

April 30, 2017
(in thousands)

2018	$35
2019	23
Total net future minimum lease payments	$58
Less; Amount representing interest	(4)
Present value of net minimum lease payments	$54

(5)	Accrued Expenses

	April 30, 2017	April 30, 2016
	(in thousands)

Project costs	$898	$818
Contract loss reserve	238	199
Employee incentive payments	643	688
Accrued salary and benefits	484	456
Legal and accounting fees	478	240
Accrued taxes payable	132	-
Other	186	274
	$3,059	$2,675

(6)	Related Party Transactions

In April 2014, the Company entered into an Executive Transition Agreement with George W. Taylor, who was formerly employed by the Company as Executive Vice Chairman and served on the Company’s Board of Directors prior to that date. Under this agreement, Dr. Taylor received fifteen months of consulting fees at a monthly rate of $20,000. During fiscal 2016, the Company recorded $53 thousand in expense relating to this agreement, which was recorded in “selling, general and administrative expense” in the consolidated statements of operations.  There were no such amounts recorded during the year ended April 30, 2017.

(7)	Debt

The Company was awarded a recoverable grant totaling $0.5 million, between April 2009 and June 2010, from the NJBPU under the Renewable Energy Business Venture Assistance Program. Under the terms of this agreement, the amount to be repaid is a fixed monthly amount of principal only, repayable over a five-year period beginning in November 2011. The terms also required the Company to annually assign to the NJBPU a certificate of deposit in an amount equal to the outstanding grant balance. As of April 30, 2016 the Company had $50 thousand outstanding and the respective $50 thousand certificate of deposit was recorded within “Restricted cash” on the balance sheet. As of April 30, 2017, the grant was fully repaid, and therefore, there is no balance outstanding and no respective certificate of deposit assigned to restricted cash. See Note 2(f) “Summary of Significant Accounting Policies - Restricted Cash and Credit Facility” for more information regarding the certificate of deposit.

(8)	Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of Common Stock to an investor, the Company received $0.6 million from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of April 30, 2017, the Company has not generated any emissions credits eligible for purchase under the agreement. The $0.6 million is reflected on the balance sheet within “Deferred credits payable current” and “Deferred credits payable non-current” as of April 30, 2017 and 2016, respectively.

(9)	Warrants

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

The warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability in accordance with ASC 480. As such, the warrants with a value of $0.3 million at April 30, 2017 are reflected within “warrant liabilities” in the consolidated balance sheets. There were no such amounts at April 30, 2016.

An unrealized (loss)/gain of $1.5 million, was included within “ Change in fair value of warrant liabilities” in the consolidated statements of operations for the year ended April 30, 2017, respectively. There were no unrealized gains or losses during the twelve months ended April 30, 2016. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	April 30, 2017

Dividend rate		0.0%
Risk-free rate		1.81%
Expected life (years)	4.2	-	4.6
Expected volatility	131.7%	-	141.3%

(10)	Common Stock

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

(11)	Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2017, and 2016, no shares of preferred stock had been issued.

(12)	Share-Based Compensation Plans

In 2001, the Company approved the 2001 Stock Plan, which provides for the grant of incentive stock options and nonqualified stock options. A total of 100,000 shares were authorized for issuance under the 2001 Stock Plan. As of April 30, 2017, the Company had no shares outstanding under the 2001 Stock Plan.

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

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 240,703 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016 upon approval by the Company’s stockholders the Company increased the number of shares authorized for issuance to 640,703. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. As of April 30, 2017, the Company has 322,305 shares available for future issuance under the 2015 plan.

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

(a)	Stock Options

A summary of stock options under the plans described above is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2016	89,303	$42.90	3.6
Forfeited	(23,838)	$30.38
Exercised	-	$-
Granted	171,749	$2.12
Outstanding as of April 30, 2017	237,214	$14.64	7.6
Exercisable as of April 30, 2017	134,381	$23.55	6.2

As of April 30, 2017, the total intrinsic value of outstanding and exercisable options was approximately $5 thousand and $4 thousand, respectively. As of April 30, 2017, approximately 101,262 additional options were unvested, which options had no intrinsic value and a weighted-average remaining contractual term of 9.4 years. There was approximately $0.3 million and $0.1 million of total recognized compensation cost related to employees for stock options during the years ended April 30, 2017 and 2016, respectively. As of April 30, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.5 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b)	Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During fiscal 2017, the Company granted 223,662 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

In January 2016, the Board of Directors authorized a modification to certain outstanding restricted stock grants, which converted certain grants with performance-based grants to service based grants. The modification of the restricted stock grants did not have a material impact on the Company’s statement of operations for the fiscal year ended April 30, 2017. Restricted stock issued and unvested at April 30, 2017 included 12,000 shares of unvested restricted stock subjected to performance-based vesting requirements.

A summary of unvested restricted stock under the plans described above is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2016	44,008	$6.35
Granted	223,662	$3.94
Forfeited	(28,266)	$3.98
Vested	(135,992)	$4.68
Issued and unvested at April 30, 2017	103,412	$3.99

There was approximately $0.9 million and $0.1 million of total recognized compensation cost relating to restricted stock granted to employees during the years ended April 30, 2017 and 2016, respectively. As of April 30, 2017, there was $27 thousand of total unrecognized compensation cost related to unvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.5 years.

(c)	Treasury Stock

During the years ended April 30, 2017 and 2016, 41,171 and 3,029 shares of Common Stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(13) Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the year ended April 30, 2017 and 2016.

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

Warrant Liabilities

The fair value of the Company's warrant liabilities (refer to Note 9) recorded in the Company's financial statements is determined using the Black-Scholes option pricing model and the quoted price of the Company's common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company's stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' expected life.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2017:

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assts or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$323	$-	$-	$323

The following table provides a summary of changes in the fair value of the warrant liabilities during the year ended April 30, 2017;

Fair Value Measurement Using Significant Unobservable Inputs ( Level 3)

Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2016	$-
Issuance	1,814
Transfers	-
Change in fair value	(1,491)
Fair value – April 30, 2017	$323

(14)	Income Taxes

Loss before income taxes for the years ended April 30, 2017 and 2016 consisted of the following components:

	April 30, 2017	April 30, 2016
	(in thousands)

Domestic	$(9,805)	$(14,223)
Foreign	(379)	(535)
Total loss before income taxes	$(10,184)	$(14,758)

The income tax benefit for the years ended April 30, 2017 and 2016 consist of state income tax benefits of $0.7 million and $1.7 million, respectively, from the sale of New Jersey net operating losses and research and development credits.

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax rate of 34% to loss before income taxes as a result of the following:

	April 30, 2017	April 30, 2016

Computed expected tax benefit	-34.0%	-34.0%
Increase(reduction) in income taxes resulting from:
State income taxes, net of federal benefit	2.3%	6.0%
Federal research and development tax credits	-1.7%	-3.0%
Foreign rate differential	0.3%	1.0%
Other non-deductible expenses	0.1%	5.0%
Proceeds of sale of New Jersey tax benefits	-6.9%	-11.0%
Other	11.7%	13.0%
Increase in valuation allowance	25.9%	12.0%
Income tax benefit	2.3%	-11.0%

 Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company's deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2017	April 30, 2016
	(in thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$44,355	$40,540
Foreign net operating loss carryforwards	3,761	4,393
State operating loss carryforwards	1,281	1,375
Federal and New Jersey research and development tax credits	2,996	2,708
Stock compensation	1,096	732
Unrealized foreign exchange loss	17	536
Accrued expenses	576	1,324
Other	627	945
Net deferred tax assets before valuation allowance	54,709	52,553
Valuation allowance	(54,709)	(52,553)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2017 and 2016, based upon the level of historical taxable losses, valuation allowances of $54.7 million and $52.6 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $2.1 million and $1.8 during the years ended April 30, 2017 and 2016, respectively.

As of April 30, 2017, the Company had net operating loss carry forwards for federal income tax purposes of approximately $130.5 million, which begin to expire in fiscal 2019. The Company also had federal research and development tax credit carry forwards of approximately $2.8 million as of April 30, 2017, which begins to expire in 2019. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company's U.S. initial public offering in April 2007. The Company's annual Section 382 limitation is approximately $3.3 million. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carry forwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year's available limitation. Such limitation only applies to net operating losses incurred in periods prior to the ownership change. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2017, the Company had state net operating loss carry forwards of approximately $21.6 million which begin to expire in 2019, which also may be limited to utilization limitations. As of April 30, 2017, the Company had foreign net operating loss carry forwards of approximately $16.9 million. The ability to utilize these carry forwards may also be limited in the event of a significant change to ownership.

During the years ended April 30, 2017 and 2016, the Company sold New Jersey State net operating losses in the amount of $7.8 million and $19.7 million, respectively, resulting in the recognition of income tax benefits of $0.7 million and $1.7 million, respectively, recorded in the Company’s Statement of Operations.

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that we will be assessed a penalty relating to these tax years for these losses. We have estimated this penalty to be $132 thousand, and as such, for the period ended April 30, 2017, we have recorded $132 thousand for this penalty to Selling, general and administrative costs in the Statement of Operations. At April 30, 2017 and 2016, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(15)   Commitments and Contingencies

(a)	Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in Pennington, New Jersey under an operating lease that expires on December 31, 2017. On March 31, 2017 the company entered into a lease for approximately 56,000 square feet in Monroe Township, New Jersey (the “Monroe Lease”) that will be used as warehouse/production space and Company’s principal offices and corporate headquarters. The lease commencement date is October 1, 2017, with lease payments beginning the same month. The lease expiration date is seven years from the rent commencement date. The Company provided a cash security deposit of approximately $154,000. The Monroe Lease contains a tenant improvement allowance of up to $138,000 and annual escalations, as such, the Company accounts for rent expense on a straight-line basis. The Company expects to relocate to the new location by the end of 2017. Rent expense under operating leases was approximately $0.3 million and $0.3 million for the years ended April 30, 2017 and 2016, respectively.

Future minimum lease payments under operating leases as of April 30, 2016 are as follows:

April 30, 2017
(in thousands)

2018	$348
2019	313
2020	323
2021	332
2022	342
Thereafter	869
$2,527

 Shareholder Litigation and Demands

The Company and its former Chief Executive Officer Charles Dunleavy were named as defendants in consolidated securities class action lawsuits that were pending in the United States District Court for the District of New Jersey captioned In Re: Ocean Power Technologies, Inc. Securities Litigation, Civil Action No. 14-3799 (FLW) (LHG).

On May 5, 2016, the parties entered into a Stipulation and Agreement of Class Settlement (“Stipulation”) in which they agreed to a settlement of the consolidated securities class action lawsuits, subject to Court approval. The Stipulation provides, among other things, for a settlement payment by or on behalf of the Company of $3.0 million in cash, of which the Company would pay $0.5 million and the Company’s insurer would pay $2.5 million, and the issuance by the Company of 380,000 shares (valued at $0.6 million on the date the Stipulation was signed by the parties) of its Common Stock to the class members. The Stipulation also provided for mutual releases. The amounts agreed in the Stipulation, including the amount to be contributed by our insurance carrier, were reflected in the Company’s Consolidated Financial Statements as of April 30, 2016. In July 2016, the Company paid the $0.5 million portion of the settlement and the remaining balance of $2.5 million was paid by the Company’s insurer in August 2016. On November 14, 2016, the Court held its previously scheduled Settlement Hearing to consider whether to grant final approval of the settlement, and on November 15, 2016, the Court issued its Final Judgment approving the settlement and dismissing the proceeding with prejudice. The 380,000 shares of common stock were issued on November 22, 2016. The time to file an appeal from the Final Judgment has expired without any appeal being filed.

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

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief. On February 8, 2016, the Court issued an order consolidating the Labare and Rywolt actions, appointing co-lead plaintiffs and lead counsel, and ordering a consolidated amended complaint to be filed within 30 days of the order. On March 9, 2016, the co-lead plaintiffs filed an amended complaint consolidating their claims and seeking unspecified monetary damages and other relief.

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

The Company and certain of its current directors are defendants in a lawsuit filed by an alleged shareholder in the Superior Court of New Jersey, Mercer County Chancery Division on January 25, 2016, captioned Stern v. Ocean Power Technologies, Inc., et al., Civil Action No. C-5-16. The complaint alleges that certain provisions of the Company’s Certificate of Incorporation and By-laws providing that the Company’s directors may be removed only for cause and only by an affirmative vote of at least 75% of the votes which all the stockholders would be entitled to cast in any annual election of directors are invalid under Section 141(k) of the Delaware General Corporation Law. The Complaint asserts a breach of fiduciary claim against the director defendants and a declaratory judgment claim against all defendants seeking, among other things, to invalidate the challenged provisions and declare that the Company’s directors may be removed and replaced without cause and by a simple majority vote. The Complaint sought declaratory and injunctive relief as well as unspecified costs and attorneys’ fees. By Unanimous Written Consent dated June 17, 2016, the Company’s Board of Directors amended the Company’s By-laws to delete the “only for cause” requirement, thereby allowing for removal of directors with or without cause by the Company’s stockholders.  In addition, the Board proposed, subject to approval by the Company’s stockholders at the next annual general meeting of stockholders, a similar amendment to the director removal provision in the Company’s Certificate of Incorporation.  On June 30, 2016, the Court approved a Stipulation and Proposed Order Staying Proceedings that, among other things, stayed the case pending the stockholder vote on the proposed amendment to the Company’s Certificate of Incorporation; On September 2, 2016, the Company filed a definitive proxy statement with the SEC which included the proposed amendment of the director removal rovision in the Company’s Certificate of Incorporation. At the annual shareholder meeting on October 21, 2016, the proposal was not approved because an insufficient number of votes were cast to satisfy the requirement that the proposal be approved by the holders of at least 75% of the outstanding shares of common stock entitled to vote at the meeting.  However, stockholders approved an amendment to the Company’s Certificate of Incorporation to add a provision which requires that any provision of the Certificate of Incorporation that is contrary to a requirement of the Delaware General Corporate Law shall be read in conformity with the applicable requirement of the Delaware General Corporate Law. On April 12, 2017, the parties in the Stern lawsuit executed a settlement that required the Company to file a Form 8-K (which was filed on April 17, 2017) with the U.S. Securities and Exchange Commission announcing that the Company will follow its By-Laws as opposed to its Certificate of Incorporation as regards the director removal provisions; and (2) to pay the Stern plaintiff an amount equal to $22,500 to compensate the plaintiff for the legal costs of bringing the lawsuit. Also on April 17, 2017, the parties executed a Stipulation of Dismissal that was subsequently filed with the court. The Company paid the plaintiff’s counsel the amount required by the settlement agreement within the time period required by the settlement agreement.

On May 26, 2017, an attorney claiming to represent two stockholders sent the Company’s Board of Directors a Stockholder Litigation Demand letter (“Stockholder Demand”). The Stockholder Demand alleges that the voting of shares for the 1-for-10 reverse stock split at the 2015 annual meeting of stockholders held on October 22, 2015 was not properly counted, and further alleges that, although the Company reported the reverse stock split as having been passed, if the vote was properly counted the reverse stock split would not have been approved. The Stockholder Demand requests the Board of Directors either to deem the reverse stock split as ineffective and disclose the same or to seek a proper and effective stockholder ratification of the reverse stock split. In addition, the Stockholder Demand requests the Board of Directors to adopt and implement adequate internal controls and systems to prevent the alleged improper voting from recurring. On June 23, 2017, the Company responded to the Stockholder Demand, explained the procedures that were followed for the 2015 annual meeting of stockholders and provided the Oath of the Inspector of Elections and the Certificate of the Inspector of Elections that certified as accurate the results of the voting at the meeting including voting on the reverse stock split proposal. On June 26, 2017, the attorney representing the alleged stockholders replied to the Company’s response, further alleged that the proxy statement underlying the 2015 annual meeting provided voting instructions that misled the stockholders regarding whether their brokers could vote on the reverse stock split proposal, and renewed their requests of the Board. The Company is evaluating further the Stockholder Demand and the reply letter and will respond in due course.

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

(b) Regulatory Matters

SEC Investigation

On February 4, 2015, the Company received a subpoena from the SEC requesting information related to the VWP Project. The Company has provided information to the SEC in response to that subpoena. As part of the same investigation, on July 12, 2016, the SEC issued second subpoena requesting information related to the Company’s April 4, 2014 public offering. The Company has provided information to the SEC in response to that subpoena. The SEC investigation is ongoing and the Company continues to cooperate with the SEC in its investigation. We are unable to predict what action, if any, might be taken by the SEC or its staff as a result of this investigation or what impact, if any, the cost of responding to the SEC’s investigation or its ultimate outcome might have on our financial position, results of operations or liquidity. We have not established any provision for losses relating to this matter.

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $0.3 million of input tax. The Company believed that the tax credit was properly claimed and, therefore, no liability was recorded. The Company issued two letters of credit totaling €0.3 million ($0.3 million) at the request of the Spanish tax authorities. On January 31, 2017 the Company received $0.2 million from the Spanish tax authorities as a result of the conclusion of the inquiry. In addition, during February 2017, the Spanish tax authorities approved of the release of the two outstanding letters of credit.

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that we will be assessed a penalty relating to these tax years for these losses. We have estimated this penalty to be $132 thousand, and as such, for the period ended April 30, 2017, we have recorded $132 thousand for this penalty to Selling, general and administrative costs in the Statement of Operations.

(16)   Operating Segments and Geographic Information

The Company's business consists of one segment as this represents management's view of the Company's operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. Geographic information is as follows:

	Year Ended April 30, 2017

	North		Asia and
	America	Europe	Australia	Total
	(in thousands)

Revenues from external customers	$843	$-	$-	$843
Operating loss	(11,270)	(389)	(28)	(11,687)
Long-lived assets	170	-	-	170
Total assets	9,498	209	366	10,073

	Year Ended April 30, 2016

	North		Asia and
	America	Europe	Australia	Total
	(in thousands)

Revenues from external customers	$705	$-	$-	$705
Operating loss	(14,402)	(295)	(161)	(14,858)
Long-lived assets	273	-	-	273
Total assets	9,553	395	403	10,351

(17)   Subsequent Event

On May 2, 2017, the Company sold 6,192,750 shares of common stock at a price of $1.30 per share, which includes the sale of 807,750 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $7.2 million, after deducting placement agent fees and offering expenses payable by the Company.