Form 10-Q
period 2017-07-31
Ocean Power Technologies, Inc.
filed 2017-09-07
CIK 1378140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of August 30, 2017 the number of outstanding shares of common stock of the registrant was 12,526,124.

OCEAN POWER TECHNOLOGIES, INC.

PowerBuoy and the Ocean Power Technologies logo are trademarks of Ocean Power Technologies, Inc. All other trademarks appearing in this report are the property of their respective holders.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, pending, threatened, and current litigation, liquidity, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "anticipate", and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended April 30, 2017, and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	July 31, 2017	April 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,414	$8,421
Marketable securities	25	25
Restricted cash- short-term	361	334
Accounts Receivable	86	48
Unbilled receivables	163	296
Litigation receivable	350	-
Other current assets	383	622
Total current assets	12,782	9,746
Property and equipment, net	146	170
Restricted cash- long-term	154	154
Other noncurrent assets	3	3
Total assets	$13,085	$10,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$183	$586
Accrued expenses	1,530	3,059
Litigation payable	350	-
Warrant liabilities	286	323
Current portion of capital lease obligations	36	35
Deferred credits payable current	600	600
Total current liabilities	2,985	4,603
Long-term portion of capital lease obligations	14	23
Total liabilities	2,999	4,626
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 12,621,205 and 6,313,996 shares, respectively	13	6
Treasury stock, at cost; 70,081 and 48,065 shares, respectively	(295)	(263)
Additional paid-in capital	200,549	193,234
Accumulated deficit	(190,043)	(187,370)
Accumulated other comprehensive loss	(138)	(160)
Total stockholders' equity	10,086	5,447
Total liabilities and stockholders’ equity	$13,085	$10,073

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in $000’s, except per share data)

	Three months ended July 31,
	2017	2016

Revenues	$195	$202
Cost of revenues	217	127
Gross profit (loss)	(22)	75

Operating expenses:
Product development costs	1,102	1,636
Selling, general and administrative costs	1,641	1,519
Total operating expenses	2,743	3,155
Operating loss	(2,765)	(3,080)

Change in fair value of warrant liabilities	37	(752)
Interest income, net	3	-
Foreign exchange gain	62	5
Net loss	$(2,663)	$(3,827)
Basic and diluted net loss per share	$(0.22)	$(1.72)
Weighted average shares used to compute basic and diluted net loss per share	12,268,683	2,228,585

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(in $000’s)

	Three months ended July 31,
	2017	2016

Net loss	$(2,663)	$(3,827)
Foreign currency translation adjustment	22	(31)
Total comprehensive loss	$(2,641)	$(3,858)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statement of Stockholders' Equity

(in $000’s, except share data)

							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances, April 30, 2017	6,313,996	$6	(48,065)	$(263)	$193,234	$(187,370)	$(160)	$5,447
Net loss						(2,663)		(2,663)
Stock based compensation					91			91
Issuance of restricted stock, net	114,459							-
Sale of stock, net of financing costs	6,192,750	7			7,214			7,221
Acquisition of treasury stock			(22,016)	(32)				(32)
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)					10	(10)		-
Other comprehensive loss							22	22
Balances, July 31, 2017	12,621,205	$13	(70,081)	$(295)	$200,549	$(190,043)	$(138)	$10,086

 See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in $000’s)

	Three months ended July 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,663)	$(3,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	(62)	(5)
Depreciation and amortization	31	34
Loss on disposal of property, plant and equipment	4	-
Compensation expense related to stock option grants and restricted stock	91	218
Change in fair value of warrant liabilities	(37)	752
Changes in operating assets and liabilities:
Accounts receivable	(38)	(150)
Unbilled receivable	133	(13)
Other assets	239	(370)
Accounts payable	(405)	264
Accrued expenses	(1,531)	215
Unearned revenues	-	(39)
Net cash used in operating activities	(4,238)	(2,921)
Cash flows from investing activities:
Purchases of marketable securities	-	(25)
Purchases of equipment	(12)	(5)
Net cash used in investing activities	(12)	(30)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	7,221	-
Proceeds from issuance of common stock and related warrants, net of costs	-	5,261
Payment of capital lease obligations	(9)	-
Payment of debt	-	(32)
Acquisition of treasury stock	(32)	(4)
Net cash provided by financing activities	7,180	5,225
Effect of exchange rate changes on cash and cash equivalents	90	(13)
Net increase in cash, cash equivalents and restricted cash	3,020	2,261
Cash, cash equivalents and restricted cash, beginning of period	8,909	7,030
Cash, cash equivalents and restricted cash, end of period	$11,929	$9,291

Supplemental schedule of cash flows information:
Cash paid for interest	$1	$2

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company's financial results can be found in the Company's Annual Report on Form 10-K for the year ended April 30, 2017 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

c)	Liquidity/Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $190.0 million as of July 31, 2017. As of July 31, 2017, the Company had approximately $11.4 million in cash and cash equivalents on hand. The Company generated revenues of $0.2 million during each of the three months ended July 31, 2017 and 2016. Based on the Company’s cash and cash equivalents and marketable securities as of July 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2018. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2017 and the three months ended July 31, 2017, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys, its inability to market and commercialize its PowerBuoys, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company closed four equity financing arrangements during the year ended April 30, 2017 and three months ended July 31, 2017. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

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

On October 19, 2016, the Company sold 2,760,000 shares of common stock at a price of $2.75 per share, which includes the sale of 360,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $6.9 million, after deducting underwriter fees and offering expenses payable by the Company.

On May 2, 2017, the Company sold 6,192,750 shares of common stock at a price of $1.30 per share, which includes the sale of 807,750 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $7.2 million, after deducting underwriter fees and offering expenses payable by the Company.

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

(d) Cash, Cash Equivalents, Restricted Cash and Security Agreements

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

	July 31, 2017	April 30, 2017
	(in thousands)

Checking and savings accounts	$4,400	$4,241
Overnight repurchase account	7,014	4,180
	$11,414	$8,421

 Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.3 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of July 31, 2017, there was €0.3 million ($0.3 million) in letters of credit outstanding under this agreement.

The second agreement is between the Company and Santander Bank. Under this agreement, the cash is on deposit at Santander Bank and serves as security for letter of credit issued by Santander Bank for the lease of new warehouse/office space in Monroe Township, New Jersey. The agreement cannot be extended beyond January 31, 2025, and is cancelable at the discretion of the bank. Restricted cash includes the following:

	July 31, 2017	April 30, 2017
	(in thousands)

Barclay's Bank Agreement	$361	$334
Santander Bank	154	154
	$515	$488

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	July 31, 2017	April 30, 2017
	(in thousands)

Cash and cash equivalents	$11,414	$8,421
Restricted cash- short term	361	334
Restricted cash- long term	154	154
	$11,929	$8,909

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of July 31, 2017 and April 30, 2017, all of the Company’s investments were classified as held-to-maturity.

(f) Foreign Exchange Gains and Losses

The Company has invested in certain certificates of deposit and has maintained cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These amounts are included in cash, cash equivalents, restricted cash and marketable securities on the accompanying consolidated balance sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in “Foreign exchange gain/(loss)” in the accompanying consolidated statements of operations.

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

(h) Concentration of Credit Risk

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

The table below shows the percentage of the Company's revenues derived from customers whose revenues accounted for at least 10% of the Company's consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
Customer	2017	2016

Mitsui Engineering & Shipbuilding	67%	100%
U.S. Department of Defense Office of Naval Research	33%	-
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company's financial position or results of operations. The Company does not require its customers to maintain collateral.

(i) Warrant Liabilities

The Company's warrants to purchase shares of its common stock are classified as warrant liabilities and are recorded at fair value. The warrant liabilities are subject to re-measurement at each balance sheet date and the Company recognizes any change in fair value in its consolidated statements of operations within “Change in fair value of warrant liabilities.” The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Stockholders' equity” on the consolidated balance sheets.

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 701,977 for the three months ended July 31, 2017 and 711,453 for the three months ended July 31, 2016, were excluded from each of the computations as the effect would be anti-dilutive due to the Company's losses.

(k) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the three months ended July 31, 2017 and 2016 was approximately $0.1 million and $0.2 million, respectively. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three months ended July 31, 2017 and 2016:

	Three months ended July 31,
	2017	2016
	(in thousands)

Product development	$13	$53
Selling, general and administratvie	78	165
Total share-based compensation expense	$91	$218

(l) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. As such, the Company is required to adopt this standard effective in fiscal 2019, which begins May 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet completed its final review of the impact of this guidance; however the Company anticipates applying the modified retrospective method upon adoption of ASU 2014-09 on May 1, 2018. The impact to the Company could be affected by the nature and terms of potential future contracts with customers, as those contracts may have terms that differ from the Company’s current contracts.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company adopted ASU 2014-15 for the fiscal year 2017. The Company’s addition of the standard did not have a material impact on its disclosures. See section (c) “Liquidity/Going Concern” within Note (1) “Background and Liquidity” of the consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Company’s ability to continue as a going concern.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on May 1, 2017. Certain of the amendments are applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of May 1, 2017, while other amendments are applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption, the Company is beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of approximately $10,000 on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. The Company expects that the income tax amendments within ASU 2016-09 will have no impact on its results of operations or cash flows because it is in a net operating loss position with a full valuation allowance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has evaluated the effect ASU 2016-13 will have on its consolidated financial statements and disclosures and has determined the standard will have no impact on its ongoing financial reporting at this time.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. An entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has early adopted ASU 2016-18 effective May 1, 2017. In connection with the adoption of the standard the Company has used a retrospective transition method for each period presented in the statement of cash flows. The Company reclassified $488,000 and $300,000 of restricted cash to cash, cash equivalents and restricted cash, beginning of period for the period April 30, 2017 and April 30, 2016 in the statement of cash flows. The Company reclassified $266,000 of restricted cash to cash, cash equivalents and restricted cash, end of period for the period ended July 31, 2016 in the statement of cash flows.

(3) Marketable Securities

Marketable securities with initial maturities greater than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	July 31, 2017	April 30, 2017
	(in thousands)

Certificate of Deposit	$25	$25

  (4) Accrued Expenses

Accrued expenses consist of the following at July 31, 2017 and April 30, 2017.

	July 31, 2017	April 30, 2017
	(in thousands)

Project costs	$46	$898
Contract loss reserve	298	238
Employee incentive payments	142	643
Accrued salary and benefits	420	484
Legal and accounting fees	358	478
Accrued taxes payable	132	132
Other	134	186
	$1,530	$3,059

 (5) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $0.6 million from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of July 31, 2017, the Company has not generated any emissions credits eligible for purchase under the agreement. As a result, the Company anticipates returning the option fee of $0.6 million. Therefore, the $0.6 million is reflected in the consolidated balance sheets within “Deferred credits payable current” as of July 31, 2017 and April 30, 2017, respectively.

(6) Warrants

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

Both sets of warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability in accordance with ASC 480. As such, the warrants with a value of $0.3 million and $0.3 million at July 31, 2017 and April 30, 2017, respectively, are reflected within “Warrant liabilities” in the unaudited consolidated balance sheets.

An unrealized gain and unrealized loss of approximately $37,000 and $752,000, respectively, were included within “Change in fair value of warrant liability” in the consolidated statements of operations for the three months ended July 31, 2017 and 2016, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	July 31, 2017			July 31, 2016

Dividend rate		0.0%			0.0%
Risk-free rate		1.68%			1.00%
Expected life (years)	4.0	-	4.4	5.0	-	5.4
Expected volatility		140.3%			125.4%

(7) Stock-Based Compensation

(a) Stock Options

Valuation Assumptions for Options Granted during the three months ended July 31, 2017 and 2016

The fair value of each stock option granted, for both service-based and performance-based vesting requirements during the three months ended July 31, 2017 and 2016, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the "simplified" method as permitted by the SEC's Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility during the three months ended July 31, 2017 and 2016. The below assumptions were used to determine the weighted average per share fair value of $1.10 for stock options granted during the three months ended July 31, 2016. No options were granted during the three months ended July 31, 2017.

	Three months ended July 31,
	2017	2016

Risk-free interest rate	N/A	1.3%
Expected dividend yield	N/A	0.0%
Expected life (in years)	N/A	5.5
Expected volatility	N/A	85.6%

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2017	237,214	$14.64	7.6
Granted	-	$-
Exercised	-	$-
Cancelled/forfeited	(6,910)	$161.18
Outstanding as of July 31, 2017	230,304	$10.24	7.6
Exercisable as of July 31, 2017	128,641	$16.10	6.3

As of July 31, 2017, the total intrinsic value of outstanding and exercisable options was approximately $5,000 and $4,000, respectively. As of July 31, 2017, approximately 100,323 additional options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 9.2 years. There was approximately $69,000 and $83,000 of total recognized compensation cost related to stock options during each of the three months ended July 31, 2017 and 2016, respectively. As of July 31, 2017, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.4 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2017, the Company granted 114,584 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (“TSR”) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

Restricted stock issued and unvested as of July 31, 2017 included 12,000 shares of unvested restricted stock subjected to performance-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2017	103,412	$3.99
Granted	114,584	$1.40
Vested	(70,650)	$4.55
Cancelled/forfeited	(125)	$1.40
Issued and unvested at July 31, 2017	147,221	$2.04

There was approximately $22,000 and $0.1 million of total recognized compensation cost related to restricted stock for the three months ended July 31, 2017 and 2016, respectively. As of July 31, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 1.5 years.

(c) Treasury Stock

During the three months ended July 31, 2017 and 2016, 22,016 and 447 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(8) Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended July 31, 2017 and 2016.

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

Warrant Liabilities

The fair value of the Company's warrant liabilities (refer to Note 6) recorded in the Company's financial statements is determined using the Black-Scholes option pricing model and the quoted price of the Company's common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company's stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' expected life.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2017.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assts or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$286	$-	$-	$286

 The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2017.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assts or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$323	$-	$-	$323

The following table provides a summary of changes in fair value of the Company’s warrant liabilities held at July 31, 2017.

Fair Value Measurement Using Significant Unobservable Inputs ( Level 3)

Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2016	$-
Issuance	1,814
Transfers	-
Change in fair value	(1,491)
Fair value – April 30, 2017	$323

Change in fair value	(37)
Fair value – July 31, 2017	$286

There were no re-measured assets or liabilities at fair value on a non-recurring basis during the three months ended July 31, 2017 and 2016, respectively.

(9) Commitments and Contingencies

(a) Litigation

Shareholder Litigation and Demands

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the settlement hearing scheduled for November 14, 2016 in the securities class action and further order of the Court. During the month of August, 2017, the Company tentatively reached a settlement with the plaintiff subject to final documentation. The settlement, once finalized and if approved by the court, provides, among other things, for a settlement payment by or on behalf of the Company of $350,000, of which the Company’s insurer would pay the complete amount of $350,000. As a result, the Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the three months ended July 31, 2017. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations.

On May 26, 2017, an attorney claiming to represent two stockholders sent the Company’s Board of Directors a Stockholder Litigation Demand letter (“Stockholder Demand”). The Stockholder Demand alleges that the voting of shares for the 1-for-10 reverse stock split at the 2015 annual meeting of stockholders held on October 22, 2015 was not properly counted, and further alleges that, although the Company reported the reverse stock split as having been passed, if the vote was properly counted the reverse stock split would not have been approved. The Stockholder Demand requests the Board of Directors either to deem the reverse stock split as ineffective and disclose the same or to seek a proper and effective stockholder ratification of the reverse stock split. In addition, the Stockholder Demand requests the Board of Directors to adopt and implement adequate internal controls and systems to prevent the alleged improper voting from recurring. On June 23, 2017, the Company responded to the Stockholder Demand, explained the procedures that were followed for the 2015 annual meeting of stockholders and provided the Oath of the Inspector of Elections and the Certificate of the Inspector of Elections that certified as accurate the results of the voting at the meeting including voting on the reverse stock split proposal. On June 26, 2017, the attorney representing the alleged stockholders replied to the Company’s response, further alleged that the proxy statement underlying the 2015 annual meeting provided voting instructions that misled the stockholders regarding whether their brokers could vote on the reverse stock split proposal, and renewed their requests of the Board. On July 24, 2017, the Company provided an additional response to the Stockholders Demand, denied the allegations, and declined to take any of the actions requested.

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

Except for the pending settlement noted previously, we have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings, and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

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

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $0.3 million of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit totaling €0.3 million ($0.3 million) at the request of the Spanish tax authorities. On January 31, 2017 the Company has received $0.2 million from the Spanish tax authorities as a result of the conclusion of the inquiry. In addition, during February 2017, the Spanish tax authorities approved of the release of the two outstanding letters of credit.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when its Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that the Company will be assessed a penalty relating to these tax years for these losses. The Company has estimated this penalty to be $132,000, and as such, for the period ended April 30, 2017 and July 31, 2017, the Company has recorded $132,000 for this penalty to Accrued expenses in its balance sheet.

(10) Income Taxes

 The Company did not recognize any consolidated income tax benefit (expense) during the three month periods ended July 31, 2017 and 2016. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that we will be assessed a penalty relating to these tax years for these losses. We have estimated this penalty to be $132,000, and as such, for the period ended April 30, 2017 and July 31, 2017, we have recorded $132,000 for this penalty to Accrued expenses in the Balance Sheet. At July 31, 2017 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

 (11) Operating Segments and Geographic Information

The Company's business consists of one segment as this represents management's view of the Company's operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During the three months ended July 31, 2017 and 2016, the Company’s primary business operations were in North America.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of our Annual Report on Form 10-K for the year ended April 30, 2017 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2017 refers to the year ended April 30, 2017).

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

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2017 and the first quarter of fiscal year 2018, we continued work on projects with the U.S. Department of Defense (“DOD”) and Mitsui Engineering and Shipbuilding Co., Ltd. (“MES”), while we continued to validate the reliability and power output of our PB3 PowerBuoy.

Product Development

The development of our technology has been funded by revenue generating projects, capital we raised, and by development engineering contracts we received starting in fiscal 1995, including projects with the DOE, the U.S. Navy, the Department of Homeland Security and MES.

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

Further, we are continuing the development of our PB15, the next scale-up of our autonomous PowerBuoy, which will provide higher peak power than our PB3. We completed the preliminary design of our PB15 in fiscal 2017. We are continuing to obtain market feedback on the value proposition of this design while at the same time advancing the commercialization of our PB3. While this scale-up leverages every aspect of the product development and validation of the PB3, it may also strategically position the product to allow OPT to respond to higher power needs as expressed by potential end-users and customers in our target markets.

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

We also are continuing to work to develop solutions seeking to improve our products’ durability and reliability and to reduce their cost. For example, the redesigned PB3 leverages our knowledge base from past designs to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency and higher voltage ESS. In July 2016, we deployed our first commercial PB3 PowerBuoy, off of the coast of New Jersey. This deployment was the final validation of the PB3 prior to the March 2017 six-month lease of the PB3 PowerBuoy under a previously announced customer agreement. In March 2017, our commercial PB3 was deployed off the coast of Kozushima Island in Japan as part of this lease, and continues to operate meeting all project requirements.

Commercial Activities

We are seeking to build strategic relationships with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

●

In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the NDBC to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy. NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration was to be conducted off the coast of New Jersey. We integrated the SCOOP onto our PB3 PowerBuoy and in June 2016 we deployed the system off of the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, were carried out. The SCOOP was powered by the PB3, and provided metocean data to OPT and to NDBC. The deployment proceeded for approximately three months and met all project objectives. We are continuing discussions with the NDBC around next steps.

●

In May 2016, we entered into a Memorandum of Agreement (“MOA”) with WCS to explore the use of our PowerBuoys in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 was deployed off of the coast of New Jersey which sought to establish a baseline acoustic survey. The deployment proceeded for approximately three months and met all project objectives. We are continuing discussions with WCS around next steps.

●

In May, 2016 we entered into a contract with MES totaling nearly $1.0 million, a portion of which was performed in fiscal 2016 as agreed under a letter of intent signed in March 2016. The contract with MES includes certain engineering and other services, and a six-month lease of our PB3 PowerBuoy off the coast of Japan, which commenced in March 2017. This six-month lease has been extended an additional month, that will now go through September 2017, at which time this PB3 Powerbuoy will be recovered.

●

In September 2016, we entered into a contract with the U.S. Department of Defense Office of Naval Research (“ONR”) totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. Overall, progress was made on the project whereby design and analysis tasks as well as a portion of the test were completed and documented. The Company requested two no-cost extensions to ONR in order to address some “infant mortality” findings on the life test portion of the testing effort associated with implementing improved sealing elements and improving test fixture alignment and the completion of the actual test.

●

In December 2016, we entered into a Joint Marketing Agreement with Sonalysts, Inc. to explore and pursue mutual opportunities in defense and oil and gas applications. The agreement includes the exploration and assessment of the use of the PB3 as a platform to provide power and communications for these markets. Founded in 1973, Sonalysts is a multi-disciplinary engineering and technical services firm with tremendous competency and expertise as systems integrator developing and supporting mission critical systems for the U.S. Navy Submarine Force.  Such applications include real-world mission and tactical analyses and electronic warfare, imaging and combat control systems.  Sonalysts’ core strengths also include developing and delivering interactive, computer-based training solutions, operations analysis, human systems integration solutions, and weather and aviation information processing and streaming systems.  Additionally, Sonalysts maintains core technology and expertise in undersea wireless communications and in autonomous undersea systems analysis which are available to a variety of defense and commercial customers. We believe that bringing the unique capabilities and expertise of our two companies together will enable the autonomous undersea vehicle infrastructure in these two critically important business sectors.

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

Capital Raises

On June 2, 2016, we entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the Purchase Agreement, we sold an aggregate of 417,000 shares of common stock together with warrants to purchase up to an aggregate of 145,952 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.35 of a share of common stock at a combined purchase price of $4.60. The net proceeds from the offering to us were approximately $1.7 million, after deducting placement agent fees and estimated offering expenses payable by us, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $6.08 per share, will be exercisable on December 3, 2016, and will expire five years following the date of issuance.

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

On October 19, 2016, the Company sold 2,760,000 shares of common stock at a price of $2.75 per share, which includes the sale of 360,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $6.9 million, after deducting underwriter fees and offering expenses payable by the Company.

On May 2, 2017, the Company sold 6,192,750 shares of common stock at a price of $1.30 per share, which includes the sale of 807,750 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $7.2 million, after deducting underwriter fees and offering expenses payable by the Company.

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

Backlog

As of July 31, 2017, our negotiated backlog was $0.1 million. As of April 30, 2017, our negotiated backlog was $0.3 million. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract. Our backlog was fully funded at July 31, 2017.

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

►

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

	►	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regards to servicing of our PB3 PowerBuoy.

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

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $190.0 million at July 31, 2017. Based on the Company’s cash and cash equivalents and marketable securities balances as of July 31, 2017 the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2018.

The report of our independent registered public accounting firm on our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended April 30, 2017, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

 Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. We prepare our financial statements in accordance with generally accepted accounting principles, or “GAAP”. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2017. There were no material changes in our critical accounting estimates or accounting policies during the three months ended July 31, 2017.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. As such, the Company is required to adopt this standard effective in fiscal 2019, which begins May 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet completed its final review of the impact of this guidance; however the Company anticipates applying the modified retrospective method upon adoption of ASU 2014-09 on May 1, 2018. The impact to the Company could be affected by the nature and terms of potential future contracts with customers, as those contracts may have terms that differ from the Company’s current contracts.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company adopted ASU 2014-15 for the fiscal year 2017. The Company’s addition of the standard did not have a material impact on its disclosures. See section (c) “Liquidity/Going Concern” within Note (1) “Background and Liquidity” of the consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the Company’s ability to continue as a going concern.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on May 1, 2017. Certain of the amendments are applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of May 1, 2017, while other amendments are applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption, the Company is beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of approximately $10,000 on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. The Company expects that the income tax amendments within ASU 2016-09 will have no impact on its results of operations or cash flows because it is in a net operating loss position with a full valuation allowance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has evaluated the effect ASU 2016-13 will have on its consolidated financial statements and disclosures and has determined the standard will have no impact on its ongoing financial reporting at this time.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. An entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has early adopted ASU 2016-18 effective May 1, 2017. In connection with the adoption of the standard the Company has used a retrospective transition method for each period presented in the statement of cash flows. The Company reclassified $488,000 and $300,000 of restricted cash to cash, cash equivalents and restricted cash, beginning of period for the period April 30, 2017 and April 30, 2016 in the statement of cash flows. The Company reclassified $266,000 of restricted cash to cash, cash equivalents and restricted cash, end of period for the period ended July 31, 2016 in the statement of cash flows.

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

The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2017 and 2016.

	Three months ended July 31,
	2017	2016
	(in thousands)

Mitsui Engineering & Shipbuilding	$131	$202
U.S. Department of Defense Office of Naval Research	64	-
	$195	$202

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2017 and 2016.

	Three months ended July 31,
Customer Location	2017	2016

Asia and Australia	67%	100%
United States	33%	-
	100%	100%

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.2 million as of July 31, 2017 and $1.2 million as of July 31, 2016, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $12.0 million as of July 31, 2017 and $9.4 million as of July 31, 2016. These foreign currency balances are translated at each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. All of our international revenues during the three months ended July 31, 2017 and 2016 were recorded in Euros or British pounds sterling.

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

Three months ended July 31, 2017 compared to the three months ended July 31, 2016

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2017 and 2016.

			% change
	Three months ended July 31,		2017 period to
	2017	2016	2016 period
	(in thousands)

Revenues	$195	$202	-3%
Cost of revenues	217	127	71%
Gross profit (loss)	(22)	75
Operating expenses:
Product development costs	1,102	1,636	-33%
Selling, general and administrative costs	1,641	1,519	8%
Total operating expenses	2,743	3,155
Operating loss	(2,765)	(3,080)
Change in fair value of warrant liabilities	37	(752)	-105%
Interest income, net	3	-	100%
Foreign exchange gain	62	5	1140%
Net loss	$(2,663)	$(3,827)	-30%

Revenues

Revenues during the three months ended July 31, 2017 were relatively flat as compared to the three months ended July 31, 2016. Revenue for the first quarter of fiscal year 2018 came from contracts with MES and ONR, while revenue for first quarter of fiscal year 2017 came from the contract with MES.

Cost of revenues

Cost of revenues for the three months ended July 31, 2017 and 2016 were $0.2 million and $0.1 million, respectively. The increase of approximately $0.1 million, or 71%, over 2016 is due to the $0.1 million increase in the reserve for future project costs on the ONR project.

Product development costs

Product development costs during the three months ended July 31, 2017 were $1.1 million and $1.6 million, respectively. The decrease of approximately $0.5 million, or 33%, over 2016 is due to a delayed start of new projects in 2017.

Selling, general and administrative costs

Selling, general and administrative costs during the three months ended July 31, 2017 and 2016 were $1.6 million and $1.5 million, respectively. The increase of $0.1 million, or 8%, over 2016, is due to higher employee costs and consulting fees of $0.1 million.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended July 31, 2017 was an unrealized gain of $37,000 versus an unrealized loss of $752,000 for the three months ended July 31, 2016.The change between periods is due to a higher risk-free rate, lower expected life and higher expected volatility assumptions for the three months ended July 31, 2017.

Interest income, net

Interest income, net during the three months ended July 31, 2017 was $3,000, an increase of $3,000 as compared to the three months ended July 31, 2016.

Foreign exchange gain

Foreign exchange gain during the three months ended July 31, 2017 was $62,000, an increase of $57,000 as compared to a gain of $5,000 during the three months ended July 31, 2016. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

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

Net cash used in operating activities

Net cash flows used in operating activities during the three months ended July 31, 2017 were $4.2 million, an increase of $1.3 million compared to $2.9 million during the three months ended July 31, 2016. The increase was primarily related to a reduction of $2.4 million in accounts payable and accrued expenses balances partially offset by a lower net loss of $1.2 million for the three months ended July 31, 2017 compared to the same period in 2016.

Net cash used in investing activities

Net cash used in investing activities during the three months ended July 31, 2017 and 2016 was $12,000 and $30,000, respectively. The improvement in net cash used in investing activities was primarily due to the decrease in the balance of marketable securities in 2017.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2017 and 2016 was $7.2 million and $5.2 million, respectively, due to the fact that the capital raise in 2017 exceeded the 2016 capital raises by $2.0 million.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of $90,000 in the three months ended July 31, 2017 and a decrease of $13,000 in the three months ended for July 31, 2016. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $190.0 million at July 31, 2017. As of July 31, 2017, we had approximately $11.4 million in cash on hand. In addition, as of July 31, 2017, our restricted cash balance was approximately $0.5 million. The Company generated revenues of $0.2 million during each of the three months ended July 31, 2017 and 2016. Based on the Company’s cash and cash equivalents and marketable securities balances as of July 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our business is capital intensive and, to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high product development costs associated with our product development. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during the remainder of fiscal year 2018, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of July 31, 2017 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the settlement hearing scheduled for November 14, 2016 in the securities class action and further order of the Court. During the month of August, 2017, the Company tentatively reached a settlement with the plaintiff subject to final documentation. The settlement, once finalized and if approved by the court, provides, among other things, for a settlement payment by or on behalf of the Company of $350,000, of which the Company’s insurer would pay the complete amount of $350,000. As a result, the Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the three months ended July 31, 2017. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations.

On May 26, 2017, an attorney claiming to represent two stockholders sent the Company’s Board of Directors a Stockholder Litigation Demand letter (“Stockholder Demand”). The Stockholder Demand alleges that the voting of shares for the 1-for-10 reverse stock split at the 2015 annual meeting of stockholders held on October 22, 2015 was not properly counted, and further alleges that, although the Company reported the reverse stock split as having been passed, if the vote was properly counted the reverse stock split would not have been approved. The Stockholder Demand requests the Board of Directors either to deem the reverse stock split as ineffective and disclose the same or to seek a proper and effective stockholder ratification of the reverse stock split. In addition, the Stockholder Demand requests the Board of Directors to adopt and implement adequate internal controls and systems to prevent the alleged improper voting from recurring. On June 23, 2017, the Company responded to the Stockholder Demand, explained the procedures that were followed for the 2015 annual meeting of stockholders and provided the Oath of the Inspector of Elections and the Certificate of the Inspector of Elections that certified as accurate the results of the voting at the meeting including voting on the reverse stock split proposal. On June 26, 2017, the attorney representing the alleged stockholders replied to the Company’s response, further alleged that the proxy statement underlying the 2015 annual meeting provided voting instructions that misled the stockholders regarding whether their brokers could vote on the reverse stock split proposal, and renewed their requests of the Board. On July 24, 2017, the Company provided an additional response to the Stockholders Demand, denied the allegations, and declined to take any of the actions requested.

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

Except for the pending settlement noted previously, we have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings, and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

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

Spain IVA (sales tax)

In June 2012, the Company received notice that the Spanish tax authorities are inquiring into its 2010 IVA (value-added tax) filing for which the Company benefitted from the offset of approximately $0.3 million of input tax. The Company believes that the inquiry will find that the tax credit was properly claimed and, therefore, no liability has been recorded. The Company issued two letters of credit in the amount of €0.3 million ($0.3 million) at the request of the Spanish tax authorities. On January 31, 2017 the Company has received $0.2 million from the Spanish Tax authorities as a result of the conclusion of the inquiry. In addition, during February 2017, the Spanish tax authorities approved of the release of the two outstanding letters of credit.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when its Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that the Company will be assessed a penalty relating to these tax years for these losses. The Company has estimated this penalty to be $132,000, and as such, for the period ended April 30, 2017 and July 31, 2017, has recorded $132,000 for this penalty to Selling, general and administrative costs in its statement of operations.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2017 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 14, 2017.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $190.0 million as of July 31, 2017. As of July 31, 2017, the Company had approximately $11.4 million in cash on hand. The Company generated revenues of $0.2 million during each of the three months ended July 31, 2017 and 2016. Based on the Company’s cash and cash equivalents and marketable securities balances as of July 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2018.

We continue to experience operating losses and currently have only two revenue producing contracts. We continue to experience operating losses and currently have two revenue producing contracts. The first is an agreement with MES (the “MES Agreement”) to, among other things, lease and deploy our PB3 PowerBuoy off Kozushima Island, Japan and to provide certain engineering and other services. The total value of the lease and other services to be provided by us under the MES Agreement is $1.0 million. The term of the lease commenced in March 2017, and the term of the MES Agreement extends through September 2017. The second contract is with ONR totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy leveraging a number of OPT patents covering such a technology. During fiscal 2017, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $900,000 per month.

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

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $2.7 million during the three months ended July 31, 2017 and $9.5 million in fiscal 2017. As of July 31, 2017, we had an accumulated deficit of $190.0 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

May 1 - May 31	22,016	$1.47	-	-
June 1 - June 30	-	$-	-	-
July 1 - July 31	-	$-	-	-

(1)	Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.		EXHIBITS

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Ocean Power Technologies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – July 31, 2017 (unaudited) and April 30, 2016, (ii) Consolidated Statements of Operations (unaudited) – Three months ended July 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – Three months ended July 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows (unaudited) –Three months ended July 31, 2017 and 2016, (v) Consolidated Statement of Stockholders’ Equity (unaudited) – Three months ended July 31, 2017 (vi) Notes to Consolidated Financial Statements.**

* As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

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

Ocean Power Technologies, Inc.
(Registrant)

Date: September 7, 2017		/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Date: September 7, 2017		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer