Form 10-Q
period 2017-10-31
Ocean Power Technologies, Inc.
filed 2017-12-12
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2017

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of December 8, 2017 the number of outstanding shares of common stock of the registrant was 18,263,878.

OCEAN POWER TECHNOLOGIES, INC.

PowerBuoy and the Ocean Power Technologies logo are trademarks of Ocean Power Technologies, Inc. All other trademarks appearing in this report are the property of their respective holders.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, pending, threatened, and current litigation, liquidity, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate”, and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2017, and in our subsequent reports under the Exchange Act. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	October 31, 2017	April 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,318	$8,421
Marketable securities	25	25
Restricted cash- short-term	358	334
Accounts receivable	-	48
Unbilled receivables	2	296
Litigation receivable	350	-
Other current assets	723	622
Total current assets	17,776	9,746
Property and equipment, net	177	170
Restricted cash- long-term	154	154
Other noncurrent assets	3	3
Total assets	$18,110	$10,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$324	$586
Accrued expenses	1,540	3,059
Litigation payable	350	-
Warrant liabilities	255	323
Current portion of capital lease obligations	36	35
Deferred credits payable current	600	600
Total current liabilities	3,105	4,603
Long-term portion of capital lease obligations	5	23
Total liabilities	3,110	4,626
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 18,335,642 and 6,313,996 shares, respectively	18	6
Treasury stock, at cost; 71,764 and 48,065 shares, respectively	(297)	(263)
Additional paid-in capital	208,053	193,234
Accumulated deficit	(192,621)	(187,370)
Accumulated other comprehensive loss	(153)	(160)
Total stockholders' equity	15,000	5,447
Total liabilities and stockholders’ equity	$18,110	$10,073

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in $000’s, except per share data)

	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016

Revenues	$94	$170	$289	$372
Cost of revenues	(24)	125	193	252
Gross profit	118	45	96	120

Operating expenses:
Product development costs	978	1,308	2,080	2,944
Selling, general and administrative costs	1,747	1,723	3,388	3,242
Total operating expenses	2,725	3,031	5,468	6,186
Operating loss	(2,607)	(2,986)	(5,372)	(6,066)

Change in fair value of warrant liabilities	31	2,017	68	1,265
Interest income, net	6	2	9	2
Foreign exchange gain/(loss)	(7)	1	55	6
Loss before income taxes	(2,577)	(966)	(5,240)	(4,793)
Income tax benefit	-	-	-	-
Net loss	$(2,577)	$(966)	$(5,240)	$(4,793)
Basic and diluted net loss per share	$(0.20)	$(0.25)	$(0.42)	$(1.51)
Weighted average shares used to compute basic and diluted net loss per share	12,904,973	3,891,512	12,586,828	3,180,501

See accompanying notes to unaudited consolidated financial statements.

4

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(in $000’s)

	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016

Net loss	$(2,577)	$(966)	$(5,240)	$(4,793)
Foreign currency translation adjustment	(15)	(10)	7	(41)
Total comprehensive loss	$(2,592)	$(976)	$(5,233)	$(4,834)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statement of Stockholders’ Equity

(in $000’s, except share data)

							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances, April 30, 2017	6,313,996	$6	(48,065)	$(263)	$193,234	$(187,370)	$(160)	$5,447
Net loss						(5,240)		(5,240)
Stock based compensation					173			173
Issuance of restricted stock, net	89,459	-						-
Sale of stock, net of financing costs	11,932,187	12			14,635			14,647
Acquisition of treasury stock			(23,699)	(34)				(34)
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)					11	(11)		-
Other comprehensive loss							7	7
Balances, October 31, 2017	18,335,642	$18	(71,764)	$(297)	$208,053	$(192,621)	$(153)	$15,000

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in $000’s)

	Six months ended October 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(5,240)	$(4,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	(55)	(6)
Depreciation and amortization	52	68
Loss on disposal of property, plant and equipment	4	-
Compensation expense related to stock option grants and restricted stock	173	628
Change in fair value of warrant liabilities	(68)	(1,265)
Changes in operating assets and liabilities:
Accounts receivable	48	-
Unbilled receivable	294	(65)
Other assets	(102)	(305)
Accounts payable	(263)	(232)
Accrued expenses	(1,523)	(275)
Unearned revenues	-	(39)
Net cash used in operating activities	(6,680)	(6,284)
Cash flows from investing activities:
Purchases of marketable securities	(25)	-
Maturities of marketable securities	25	50
Purchases of equipment	(63)	(12)
Net cash (used in) provided by investing activities	(63)	38
Cash flows from financing activities:
Proceeds from issuance of common stock and related warrants, net of costs	14,647	12,152
Payment of capital lease obligations	(17)	(63)
Acquisition of treasury stock	(34)	(37)
Net cash provided by financing activities	14,596	12,052
Effect of exchange rate changes on cash, cash equivalents and restricted cash	68	(18)
Net increase in cash, cash equivalents and restricted cash	7,921	5,788
Cash, cash equivalents and restricted cash, beginning of period	8,909	7,030
Cash, cash equivalents and restricted cash, end of period	$16,830	$12,818

Supplemental schedule of cash flows information:
Cash paid for interest	$2	$3

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

c)	Liquidity/Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $192.6 million as of October 31, 2017. As of October 31, 2017, the Company had approximately $16.3 million in cash and cash equivalents on hand. The Company generated revenues of $0.3 million and $0.4 million during each of the six months ended October 31, 2017 and 2016. Based on the Company’s cash, cash equivalents and marketable securities as of October 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2017 and the six months ended October 31, 2017, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys, its inability to market and commercialize its PowerBuoys, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company closed five equity financing arrangements during the 18-month period ended October 31, 2017. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

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

On October 23, 2017, the Company sold 5,739,437 shares of common stock at a price of $1.42 per share in a best efforts public offering. The net proceeds to the Company from the offering were approximately $7.4 million, after deducting placement fees and offering expenses payable by the Company.

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

	October 31, 2017	April 30, 2017
	(in thousands)

Checking and savings accounts	$2,225	$4,241
Overnight repurchase account	-	4,180
Money market account	14,093	-
	$16,318	$8,421

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company's subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.4 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of October 31, 2017, there was €0.3 million ($0.4 million) in letters of credit outstanding under this agreement.

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

	October 31, 2017	April 30, 2017
	(in thousands)

Barclay’s Bank Agreement	$358	$334
Santander Bank	154	154
	$512	$488

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	October 31, 2017	April 30, 2017
	(in thousands)

Cash and cash equivalents	$16,318	$8,421
Restricted cash- short term	358	334
Restricted cash- long term	154	154
	$16,830	$8,909

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of October 31, 2017 and April 30, 2017, all of the Company’s investments were classified as held-to-maturity.

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

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016

Mitsui Engineering & Shipbuilding	93%	95%	75%	97%
U.S. Department of Defense Office of Naval Research	7%	5%	25%	3%
	100%	100%	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to maintain collateral.

(i) Warrant Liabilities

The Company’s warrants to purchase shares of its common stock are classified as warrant liabilities and are recorded at fair value. The warrant liabilities are subject to re-measurement at each balance sheet date and the Company recognizes any change in fair value in its consolidated statements of operations within “Change in fair value of warrant liabilities.” The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Stockholders’ equity” on the consolidated balance sheets.

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 835,886 for the three and six months ended October 31, 2017 and 687,825 for the three and six months ended October 31, 2016, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(k)	Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three and six months ended October 31, 2017 and 2016:

	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016
	(in thousands)

Product development	$(8)	$229	$5	$282
Selling, general and administratvie	90	181	168	346
Total share-based compensation expense	$82	$410	$173	$628

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The update significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The update will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the effect of ASU 2016-01 for future periods as applicable.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB’s Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on May 1, 2017. Certain of the amendments are applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of May 1, 2017, while other amendments are applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption, the Company is beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of approximately $11,000 on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. The Company expects that the income tax amendments within ASU 2016-09 will have no impact on its results of operations or cash flows because it is in a net operating loss position with a full valuation allowance.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. An entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has early adopted ASU 2016-18 effective May 1, 2017. In connection with the adoption of the standard the Company has used a retrospective transition method for each period presented in the statement of cash flows. The Company reclassified $488,000 and $300,000 of restricted cash to cash, cash equivalents and restricted cash, beginning of period for the period April 30, 2017 and April 30, 2016 in the statement of cash flows. The Company reclassified $306,000 of restricted cash to cash, cash equivalents and restricted cash, end of period for the period ended October 31, 2016 in the statement of cash flows.

(3) Marketable Securities

Marketable securities with initial maturities greater than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	October 31, 2017	April 30, 2017
	(in thousands)

Certificate of Deposit	$25	$25

(4) Accrued Expenses

Accrued expenses consist of the following at October 31, 2017 and April 30, 2017.

	October 31, 2017	April 30, 2017
	(in thousands)

Project costs	$13	$898
Contract loss reserve	207	238
Employee incentive payments	296	643
Accrued salary and benefits	354	484
Legal and accounting fees	405	478
Accrued taxes payable	132	132
Other	133	186
	$1,540	$3,059

(5) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $0.6 million from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits).  Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of October 31, 2017, the Company has not generated any emissions credits eligible for purchase under the agreement. As a result, the Company anticipates returning the option fee of $0.6 million. Therefore, the $0.6 million is reflected in the consolidated balance sheets within “Deferred credits payable current” as of October 31, 2017 and April 30, 2017, respectively.

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

Both sets of warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability in accordance with ASC 480. As such, the warrants had a value of $0.3 million and $0.3 million at October 31, 2017 and April 30, 2017, respectively, as reflected within “Warrant liabilities” in the unaudited consolidated balance sheets.

An unrealized gain of approximately $31,000 and $2,017,000 for the three months ended October 31, 2017 and 2016, and $68,000 and $1,265,000 for the six months ended October 31, 2017 and 2016, respectively, were included within “Change in fair value of warrant liability” in the consolidated statements of operations. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	October 31, 2017	October 31, 2016

Dividend rate	0.0%	0.0%
Risk-free rate	1.8% - 1.9%	1.3%
Expected life (years)	3.8 - 4.1	4.7 - 5.1
Expected volatility	138.1%	126.7%

(7) Stock-Based Compensation

(a) Stock Options

The Company estimates the fair value of each stock option granted, for both service-based and performance-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. The following assumptions were used for three and six months ended October 31, 2017 and 2016.

	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016

Risk-free interest rate	2.1%	1.3%	2.1%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	5.5	5.5	5.5	5.5
Expected volatility	128.2%	104.0%	128.2%	104.0%

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2017	237,214	$14.64	7.6
Granted	170,664	$1.34
Exercised	-	$-
Cancelled/forfeited	(10,211)	$117.12
Outstanding as of October 31, 2017	397,667	$6.30	8.4
Exercisable as of October 31, 2017	226,293	$10.00	7.2

As of October 31, 2017, the total intrinsic value of outstanding and exercisable options was approximately $2,000 and $2,000, respectively. As of October 31, 2017, approximately 171,232 additional options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 10 years. There was approximately $125,000 and $142,000 of total recognized compensation cost related to stock options during each of the six months ended October 31, 2017 and 2016, respectively. As of October 31, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.0 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2017, the Company granted 114,584 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (“TSR”) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

Restricted stock issued and unvested as of October 31, 2017 included 12,000 shares of unvested restricted stock subjected to performance-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

	Number	Weighted Average Price per
	of Shares	Share

Issued and unvested at April 30, 2017	103,412	$3.99
Granted	114,584	$1.40
Vested	(79,104)	$4.70
Cancelled/forfeited	(25,125)	$1.40
Issued and unvested at October 31, 2017	113,767	$1.90

There was approximately $48,000 and $486,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2017 and 2016, respectively. As of October 31, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 1.3 years.

(c)Treasury Stock

During the six months ended October 31, 2017 and 2016, 23,699 and 6,360 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three and six months ended October 31, 2017 and 2016.

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

Warrant Liabilities

The fair value of the Company’s warrant liabilities (refer to Note 6) recorded in the Company’s financial statements is determined using the Black-Scholes option pricing model and the quoted price of the Company’s common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$255	$-	$-	$255

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2017.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$323	$-	$-	$323

The following table provides a summary of changes in fair value of the Company’s warrant liabilities held at October 31, 2017.

Fair Value Measurement Using Significant Unobservable Inputs ( Level 3)

Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2016	$-
Issuance	1,814
Transfers	-
Change in fair value	(1,491)
Fair value – April 30, 2017	$323

Change in fair value	(68)
Fair value – October 31, 2017	$255

There were no re-measured assets or liabilities at fair value on a non-recurring basis during the six months ended October 31, 2017 and 2016, respectively.

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the settlement hearing scheduled for November 14, 2016 in the securities class action and further order of the Court. During the month of August 2017, the Company tentatively reached a settlement with the plaintiff subject to final documentation. The settlement, once finalized and if approved by the court, provides, among other things, for a settlement payment by or on behalf of the Company of $350,000, of which the Company’s insurer would pay the complete amount of $350,000. As a result, the Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the six months ended October 31, 2017. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations.

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

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when its Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that the Company will be assessed a penalty relating to these tax years for these losses. The Company has estimated this penalty to be $132,000, and as such, for the period ended April 30, 2017 and October 31, 2017, the Company has recorded $132,000 for this penalty to Accrued expenses in its balance sheet.

(10) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) during the six month periods ended October 31, 2017 and 2016. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that we will be assessed a penalty relating to these tax years for these losses. We have estimated this penalty to be $132,000, and as such, for the period ended April 30, 2017 and October 31, 2017, we have recorded $132,000 for this penalty to Accrued expenses in the Balance Sheet. At October 31, 2017 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

(11) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During the six months ended October 31, 2017 and 2016, the Company’s primary business operations were in North America.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2017 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2017 refers to the year ended April 30, 2017).

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

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2017 and the first half of fiscal year 2018, we continued work on projects with the U.S. Department of Defense (“DOD”) and Mitsui Engineering and Shipbuilding Co., Ltd. (“MES”), while we continued to validate the reliability and power output of our PB3 PowerBuoy.

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

We also are continuing to work to develop solutions seeking to improve our products’ durability and reliability and to reduce their cost. For example, the redesigned PB3 leverages our knowledge base from past designs to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency and higher voltage ESS. In July 2016, we deployed our first commercial PB3 PowerBuoy, off of the coast of New Jersey. This deployment was the final validation of the PB3 prior to the March 2017 six-month lease of the PB3 PowerBuoy under a previously announced customer agreement. In March 2017, our commercial PB3 was deployed off the coast of Kozushima Island in Japan as part of this lease and operated meeting all project requirements. The MES leased concluded in September 2017 and the PB3 is being shipped back to New Jersey.

Commercial Activities

We are seeking to build strategic relationships with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

●	In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the NDBC to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy. NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration was to be conducted off the coast of New Jersey. We integrated the SCOOP onto our PB3 PowerBuoy and in June 2016 we deployed the system off of the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, were carried out. The SCOOP was powered by the PB3, and provided metocean data to OPT and to NDBC. The deployment proceeded for approximately three months and met all project objectives. We are continuing discussions with the NDBC around next steps.

●	In May 2016, we entered into a Memorandum of Agreement (“MOA”) with WCS to explore the use of our PowerBuoys in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 was deployed off of the coast of New Jersey which sought to establish a baseline acoustic survey. The deployment proceeded for approximately three months and met all project objectives. We are continuing discussions with WCS around next steps.

●	In May 2016 we entered into a contract with MES totaling nearly $1.0 million, a portion of which was performed in fiscal 2016 as agreed under a letter of intent signed in March 2016. The contract with MES includes certain engineering and other services, and a six-month lease of our PB3 PowerBuoy off the coast of Japan, which commenced in March 2017. This six-month lease was extended an additional month to September 2017, and the PB3 PowerBuoy was retrieved and is being shipped back to New Jersey.

●	In September 2016, we entered into a contract with the U.S. Department of Defense Office of Naval Research (“ONR”) totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. Overall, progress was made on the project whereby design and analysis tasks as well as a portion of the test were completed and documented. The Company requested three no-cost extensions from ONR in order to address testing efforts associated with implementing improved sealing elements and improving test fixture alignment.

●	In December 2016, we entered into a Joint Marketing Agreement with Sonalysts, Inc. to explore and pursue mutual opportunities in defense and oil and gas applications. The agreement includes the exploration and assessment of the use of the PB3 as a platform to provide power and communications for these markets. Founded in 1973, Sonalysts is a multi-disciplinary engineering and technical services firm with tremendous competency and expertise as systems integrator developing and supporting mission critical systems for the U.S. Navy Submarine Force. Such applications include real-world mission and tactical analyses and electronic warfare, imaging and combat control systems. Sonalysts’ core strengths also include developing and delivering interactive, computer-based training solutions, operations analysis, human systems integration solutions, and weather and aviation information processing and streaming systems. Additionally, Sonalysts maintains core technology and expertise in undersea wireless communications and in autonomous undersea systems analysis which are available to a variety of defense and commercial customers. We believe that bringing the unique capabilities and expertise of our two companies together will enable the autonomous undersea vehicle infrastructure in these two critically important business sectors.

●	In February 2017, we entered into a Joint Application Development and Marketing Agreement with HAI Technologies to pursue mutual opportunities. The initial focus of the agreement is on offshore oil and gas subsea chemical injection systems where persistent power and real-time data communications are critical. HAI has experience in a variety of technologies and applications in the offshore oil and gas industry including subsea chemical systems. Chemical injection techniques are used to mitigate the diminishing effects of buildup in piping and pumping systems used in subsea oil production operations. HAI has developed an innovative, compact and modular concept which moves the chemical injection system closer to the production field. We believe HAI Technologies’ advanced chemical injection solutions, combined with OPT’s PB3 PowerBuoy, creates a unique opportunity to pair two distinctive offshore technologies creating new methods to deal with long distance and remote offshore field developments.

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

On October 23, 2017, the Company sold 5,739,437 shares of common stock at a price of $1.42 per share in a best efforts public offering. The net proceeds to the Company from the offering were approximately $7.4 million, after deducting placement fees and offering expenses payable by the Company.

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

Backlog

As of October 31, 2017, the Company did not have any negotiated backlog. As of April 30, 2017, negotiated backlog was $0.3 million. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Business Strategy

We continue to commercialize our PB3 PowerBuoy for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Sell and/or lease PB3 PowerBuoys. We believe our PB3 PowerBuoy is well suited for many remote offshore applications. We have observed potential market demand for both PowerBuoy sales and leases within our selected markets, and we intend to sell and lease PB3 PowerBuoys to these markets. Additionally, we intend to provide services associated with product sales and leases such as maintenance, remote monitoring and diagnostic, application engineering, planning, training, and logistics support required for the PB3 PowerBuoy life-cycle. We continue to increase our commercial capabilities through new hires in marketing, sales, and application support, and through engagement of expert market consultants in various geographies.

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts in North America, Europe, Australia, and parts of Asia, including Japan. We believe that each of these areas has sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, to create new market channels, to expand commercial know-how and geographic footprint, and to bolster our product delivery capabilities.

●	Commercial collaborations. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known groups, including MES in Japan, the National Data Buoy Center (“NDBC”), the Wildlife Conservation Society (“WCS”), Gardline Environmental (an international and multi-disciplinary marine service company), Sonalysts (with expertise in subsea and surface communications, systems integration, and big-data management), and HAI Technologies (an innovative company focusing on bringing new capabilities to the oil and gas industry). We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regards to servicing of our PB3 PowerBuoy.

●	PB3 cost reduction and PowerBuoy product development. Our engineering efforts are focused on customer application development for PB3 sales, cost reduction of our PB3 PowerBuoy and improving the energy output, reliability, maintenance interval and expected operating life of our PowerBuoys. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe that we will be able to address new and different applications by developing new products that increase energy output.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $192.6 million at October 31, 2017. Based on the Company’s cash and cash equivalents and marketable securities balances as of October 31, 2017 the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2017. There were no material changes in our critical accounting estimates or accounting policies during the six months ended October 31, 2017.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The update significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The update will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the effect of ASU 2016-01 for future periods as applicable.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB’s Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on May 1, 2017. Certain of the amendments are applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of May 1, 2017, while other amendments are applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption, the Company is beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of approximately $11,000 on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. The Company expects that the income tax amendments within ASU 2016-09 will have no impact on its results of operations or cash flows because it is in a net operating loss position with a full valuation allowance.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. An entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has early adopted ASU 2016-18 effective May 1, 2017. In connection with the adoption of the standard the Company has used a retrospective transition method for each period presented in the statement of cash flows. The Company reclassified $488,000 and $300,000 of restricted cash to cash, cash equivalents and restricted cash, beginning of period for the period April 30, 2017 and April 30, 2016 in the statement of cash flows. The Company reclassified $306,000 of restricted cash to cash, cash equivalents and restricted cash, end of period for the period ended October 31, 2016 in the statement of cash flows.

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

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2017 and 2016.

	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016
	(in thousands)

Mitsui Engineering & Shipbuilding	$87	$188	$218	$390
U.S. Department of Defense Office of Naval Research	7	9	71	9
U.S. Department of Energy	-	(27)	-	(27)
	$94	$170	$289	$372

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 31, 2017 and 2016.

	Six months ended October 31,
Customer Location	2017	2016

Asia and Australia	75%	97%
United States	25%	3%
	100%	100%

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

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of our warrant liabilities is subject to remeasurement each financial statement reporting period, as such, changes in this fair value are reflected in the statement of operations.

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.1 million as of October 31, 2017 and $1.1 million as of October 31, 2016, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $16.9 million as of October 31, 2017 and $12.8 million as of October 31, 2016. These foreign currency balances are translated at each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Three months ended October 31, 2017 compared to the three months ended October 31, 2016

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2017 and 2016.

			% change
	Three months ended October 31,		2017 period to
	2017	2016	2016 period
	(in thousands)

Revenues	$94	$170	-45%
Cost of revenues	(24)	125	-119%
Gross profit	118	45
Operating expenses:
Product development costs	978	1,308	-25%
Selling, general and administrative costs	1,747	1,723	1%
Total operating expenses	2,725	3,031
Operating loss	(2,607)	(2,986)
Change in fair value of warrant liabilities	31	2,017	-98%
Interest income, net	6	2	200%
Foreign exchange gain/(loss)	(7)	1	-800%
Net loss	$(2,577)	$(966)	167%

Revenues

Revenues decreased by $0.1 million, or 45%, to $0.1 million in the three months ended October 31, 2017 as compared to $0.2 million in the three months ended October 31, 2016. The decline in revenue is due to the MES and ONR contracts nearing final stages of completion during the three months ended October 31, 2017.

Cost of revenues

Cost of revenues for the three months ended October 31, 2017 declined by $0.1 million from $0.1 million for the three months ended October 31, 2016. This decrease was the result of lowered manufacturing overhead costs and a change to estimated contract costs for the remainder of the project as the MES and ONR contracts were nearing final stages of completion during the three months ended October 31, 2017.

Product development costs

Product development costs during the three months ended October 31, 2017 and 2016 were $1.0 million and $1.3 million, respectively. The decrease of approximately $0.3 million, or 25%, over 2016 is due to less product development projects for the three months ended October 31, 2017 as compared to the three months ended October 31, 2016.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended October 31, 2017 and 2016 were $1.7 million as the spending for these two periods was relatively the same.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended October 31, 2017 was an unrealized gain of $31,000 versus an unrealized gain of $2,017,000 for the three months ended October 31, 2016. The change between periods is due to a higher risk-free rate, lower expected life and higher expected volatility assumptions for the three months ended October 31, 2017.

Interest income, net

Interest income, net during the three months ended October 31, 2017 was $6,000, an increase of $4,000 as compared to the three months ended October 31, 2016.

Foreign exchange gain

Foreign exchange loss during the three months ended October 31, 2017 was $7,000, an increase of $8,000 as compared to a gain of $1,000 during the three months ended October 31, 2016. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Six months ended October 31, 2017 compared to the six months ended October 31, 2016

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2017 and 2016.

			% change
	Six months ended October 31,		2017 period to
	2017	2016	2016 period
	(in thousands)

Revenues	$289	$372	-22%
Cost of revenues	193	252	-23%
Gross profit	96	120
Operating expenses:
Product development costs	2,080	2,944	-29%
Selling, general and administrative costs	3,388	3,242	5%
Total operating expenses	5,468	6,186
Operating loss	(5,372)	(6,066)
Change in fair value of warrant liabilities	68	1,265	-95%
Interest income, net	9	2	350%
Foreign exchange gain	55	6	817%
Net loss	$(5,240)	$(4,793)	9%

Revenues

Revenues decreased by $0.1 million, or 22%, to $0.3 million in the six months ended October 31, 2017 as compared to $0.4 million in the six months ended October 31, 2016. The decline in revenue is due to the MES and ONR contracts nearing final stages of completion during the six months ended October 31, 2017.

Cost of revenues

Cost of revenues for the six months ended October 31, 2017 was $0.2 million as compared to $0.3 million for the six months ended October 31, 2016. The decrease of approximately $0.1 million, or 23%, is due to the MES and ONR contracts nearing final stages of completion during the six months ended October 31, 2017.

Product development costs

Product development costs during the six months ended October 31, 2017 and 2016 were $2.1 million and $2.9 million, respectively. The decrease of approximately $0.8 million, or 29%, is due to less product development projects in the six months ended October 31, 2017 compared to the six months ended October 31, 2016. Six months ended October 31, 2016 included costs related to the redeployment of the PB3-A1 and retrieval costs for the PB40 mooring anchor system.

Selling, general and administrative costs

Selling, general and administrative costs during the six months ended October 31, 2017 and 2016 were $3.4 million and $3.2 million, respectively. The increase of approximately $0.2 million, or 5%, over 2016 is primarily due to higher employee related costs of $0.3 million, partially offset by lower stock compensation expense of $0.1 million.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the six months ended October 31, 2017 was an unrealized gain of $68,000 versus an unrealized gain of $1,265,000 for the six months ended October 31, 2016. The change between periods is due to a higher risk-free rate, lower expected life and higher expected volatility assumptions for the six months ended October 31, 2017.

Interest income, net

Interest income, net during the six months ended October 31, 2017 was $9,000, an increase of $7,000 as compared to the six months ended October 31, 2016.

Foreign exchange gain

Foreign exchange gain during the six months ended October 31, 2017 was $55,000 an increase of $49,000 as compared to a gain of $6,000 during the six months ended October 31, 2016. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

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

Net cash used in operating activities

Net cash flows used in operating activities during the six months ended October 31, 2017 were $6.7 million, an increase of $0.4 million compared to $6.3 million during the six months ended October 31, 2016. The increase was primarily related to a reduction of $1.3 million in accounts payable and accrued expenses balances and a higher loss of $0.4 million mostly offset by a lower change in fair value of warrant liabilities of $1.2 million for the six months ended October 31, 2017 compared to the same period in 2016.

Net cash used in investing activities

Net cash used in investing activities during the six months ended October 31, 2017 was $63,000, an increase of $101,000 compared to net cash provided by investing activities of $38,000 during the six months ended October 31, 2016. The increase in net cash used in investing activities was primarily due to the purchase of equipment of $51,000, purchase of marketable securities of $25,000 and maturity of marketable securities of $25,000.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2017 and 2016 was $14.6 million and $12.1 million, respectively. The increase in net cash provided by financing activities was primarily due to higher net proceeds from the sale of common stock during the six months ended October 31, 2017 as compared to the six months ended October 31, 2016 by $2.5 million.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of $68,000 in the six months ended October 31, 2017 and a decrease of $18,000 in the six months ended for October 31, 2016. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $192.6 million at October 31, 2017. As of October 31, 2017, we had approximately $16.3 million in cash on hand. In addition, as of October 31, 2017, our restricted cash balance was approximately $0.5 million. The Company generated revenues of $0.3 million and $0.4 million during the six months ended October 31, 2017 and 2016, respectively. Based on the Company’s cash and cash equivalents and marketable securities balances as of October 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2017 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the settlement hearing scheduled for November 14, 2016 in the securities class action and further order of the Court. During the month of August, 2017, the Company tentatively reached a settlement with the plaintiff subject to final documentation. The settlement, once finalized and if approved by the court, provides, among other things, for a settlement payment by or on behalf of the Company of $350,000, of which the Company’s insurer would pay the complete amount of $350,000. As a result, the Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the six months ended October 31, 2017. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations.

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

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when its Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that the Company will be assessed a penalty relating to these tax years for these losses. The Company has estimated this penalty to be $132,000, and as such, for the period ended April 30, 2017 and October 31, 2017, has recorded $132,000 for this penalty to Selling, general and administrative costs in its statement of operations.

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

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $192.6 million as of October 31, 2017. As of October 31, 2017, the Company had approximately $16.3 million in cash on hand. The Company generated revenues of $0.3 million and $0.4 million during the six months ended October 31, 2017 and 2016, respectively. Based on the Company’s cash and cash equivalents and marketable securities balances as of October 31, 2017, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019.

We continue to experience operating losses and currently have only two revenue producing contracts. We continue to experience operating losses and currently have two revenue producing contracts. The first is an agreement with MES (the “MES Agreement”) to, among other things, lease and deploy our PB3 PowerBuoy off Kozushima Island, Japan and to provide certain engineering and other services. The total value of the lease and other services to be provided by us under the MES Agreement is $1.0 million. The term of the lease commenced in March 2017, and the term of the MES Agreement was completed in September 2017. The second contract is with ONR totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy leveraging a number of OPT patents covering such a technology. During fiscal 2017, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $900,000 per month.

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

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $5.2 million during the six months ended October 31, 2017 and $9.5 million in fiscal 2017. As of October 31, 2017, we had an accumulated deficit of $192.6 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

August 1 - August 31	-	$-	-	-
September 1 - September 30	1,683	$1.30	-	-
October 1 - October 31	-	$-	-	-

(1) Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.		EXHIBITS

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – October 31, 2017 (unaudited) and April 30, 2017, (ii) Consolidated Statements of Operations (unaudited) – three and six months ended October 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and six months ended October 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows (unaudited) –six months ended October 31, 2017 and 2016, (v) Consolidated Statement of Stockholders’ Equity (unaudited) – six months ended October 31, 2017 (vi) Notes to Consolidated Financial Statements.**

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

Ocean Power Technologies, Inc.
(Registrant)

Date: December 12, 2017	By:	/s/ George H. Kirby III
George H. Kirby III
President and Chief Executive Officer

Date: December 12, 2017	By:	/s/ Matthew T. Shafer
Matthew T. Shafer
Chief Financial Officer

