Form 10-Q
period 2018-01-31
Ocean Power Technologies, Inc.
filed 2018-03-06
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________to __________

Commission file number: 001-33417

OCEAN POWER TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2535818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 ENGELHARD DRIVE, MONROE TOWNSHIP, NJ 08831

(Address of Principal Executive Offices, Including Zip Code)

(609) 730-0400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

As of February 28, 2018, the number of outstanding shares of common stock of the registrant was 18,350,927.

OCEAN POWER TECHNOLOGIES, INC.

PowerBuoy™ and the Ocean Power Technologies logo are trademarks of Ocean Power Technologies, Inc. All other trademarks appearing in this report are the property of their respective holders.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	our ability to commercialize our PowerBuoys™, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture a commercially viable PowerBuoy™ product;

●	that we will be successful in our efforts to commercialize our PowerBuoy™ or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our PowerBuoys™ and our wave energy technology;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

●	the reliability of our technology and our PowerBuoys™;

●	our ability to improve the power output, survivability and reliability of our PowerBuoys™;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	January 31, 2018	April 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,369	$8,421
Marketable securities	25	25
Restricted cash- short-term	382	334
Accounts receivable	-	48
Unbilled receivables	2	296
Litigation receivable	350	-
Other current assets	767	622
Total current assets	15,895	9,746
Property and equipment, net	657	170
Restricted cash- long-term	154	154
Other noncurrent assets	3	3
Total assets	$16,709	$10,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234	$586
Accrued expenses	1,689	3,059
Litigation payable	350	-
Warrant liabilities	241	323
Current portion of capital lease obligations	31	35
Deferred credits payable current	600	600
Total current liabilities	3,145	4,603
Long-term portion of capital lease obligations	1	23
Deferred rent	140	-
Total liabilities	3,286	4,626
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 18,424,939 and 6,313,996 shares, respectively	18	6
Treasury stock, at cost; 74,012 and 48,065 shares, respectively	(300)	(263)
Additional paid-in capital	208,130	193,234
Accumulated deficit	(194,284)	(187,370)
Accumulated other comprehensive loss	(141)	(160)
Total stockholders’ equity	13,423	5,447
Total liabilities and stockholders’ equity	$16,709	$10,073

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in $000’s, except per share data)

	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017

Revenues	$-	$221	$289	$593
Cost of revenues	-	363	193	615
Gross profit/(loss)	-	(142)	96	(22)

Operating expenses:
Product development costs	1,318	950	3,398	3,894
Selling, general and administrative costs	1,576	1,617	4,964	4,859
Total operating expenses	2,894	2,567	8,362	8,753
Operating loss	(2,894)	(2,709)	(8,266)	(8,775)

Gain/(loss) due to the change in fair value of warrant liabilities	14	(104)	82	1,161
Interest income, net	42	24	51	26
Other income	4	-	4	-
Foreign exchange gain/(loss)	52	(26)	107	(20)
Loss before income taxes	(2,782)	(2,815)	(8,022)	(7,608)
Income tax benefit	1,119	698	1,119	698
Net loss	$(1,663)	$(2,117)	$(6,903)	$(6,910)
Basic and diluted net loss per share	$(0.09)	$(0.37)	$(0.48)	$(1.84)
Weighted average shares used to compute basic and diluted net loss per share	18,150,494	5,783,494	14,441,383	3,763,564

See accompanying notes to unaudited consolidated financial statements.

3

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(in $000’s)

	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017

Net loss	$(1,663)	$(2,117)	$(6,903)	$(6,910)
Foreign currency translation adjustment	11	3	19	(38)
Total comprehensive loss	$(1,652)	$(2,114)	$(6,884)	$(6,948)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statement of Stockholders’ Equity

(in $000’s, except share data)

							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances, April 30, 2017	6,313,996	$6	(48,065)	$(263)	$193,234	$(187,370)	$(160)	$5,447
Net loss						(6,903)		(6,903)
Stock based compensation					250			250
Issuance of restricted stock, net	178,756	-						-
Sale of stock, net of financing costs	11,932,187	12			14,635			14,647
Acquisition of treasury stock			(25,947)	(37)				(37)
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)					11	(11)		-
Other comprehensive loss							19	19
Balances, January 31, 2018	18,424,939	$18	(74,012)	$(300)	$208,130	$(194,284)	$(141)	$13,423

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in $000’s)

	Nine months ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,903)	$(6,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain)/loss	(107)	20
Depreciation	79	104
Loss on disposal of property, plant and equipment	5	-
Compensation expense related to stock option grants and restricted stock	250	998
Change in fair value of warrant liabilities	(82)	(1,161)
Payment for litigation settlement	-	(500)
Changes in operating assets and liabilities:
Accounts receivable	48	-
Unbilled receivable	294	(286)
Other assets	(8)	(53)
Accounts payable	(356)	(186)
Accrued expenses	(1,399)	461
Deferred rent	2	-
Unearned revenues	-	(39)
Net cash used in operating activities	(8,177)	(7,552)
Cash flows from investing activities:
Purchases of marketable securities	(25)	(25)
Maturities of marketable securities	25	75
Leasehold improvements and purchase of equipment	(554)	(22)
Net cash (used in) provided by investing activities	(554)	28
Cash flows from financing activities:
Proceeds from issuance of common stock and related warrants, net of costs	14,647	12,150
Payment of capital lease obligations	(26)	(70)
Acquisition of treasury stock	(37)	(122)
Net cash provided by financing activities	14,584	11,958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	143	(55)
Net increase in cash, cash equivalents and restricted cash	5,996	4,379
Cash, cash equivalents and restricted cash, beginning of period	8,909	7,030
Cash, cash equivalents and restricted cash, end of period	$14,905	$11,409

Supplemental schedule of cash flows information:
Cash paid for interest	$3	$4

Supplemental disclosure of noncash investing activities:
Acquisition of leasehold improvements and equipment through accounts payable	$3	$-
Acquisition of leasehold improvements and equipment through accrued expenses	13	-
	$16	$-

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and commercializing its proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company uses proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. The Company has designed and continues to develop the PowerBuoy™ product line which is based on modular, ocean-going buoys, which the Company has been periodically ocean testing since 1997. The Company markets its PowerBuoys™ in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues.  These revenues were largely for the support of product development efforts. The Company’s goal is that an increased portion of its revenues be from the sale or lease of products and maintenance services, as compared to revenue to support its product development efforts. As the Company continues to advance its proprietary technologies, it expects to continue to have a net decrease in cash from operating activities unless and until it achieves positive cash flow from the planned commercialization of products and services.

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

c) Liquidity/Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $194.3 million as of January 31, 2018. As of January 31, 2018, the Company had approximately $14.4 million in cash and cash equivalents on hand. The Company generated revenues of $0.3 million and $0.6 million during each of the nine months ended January 31, 2018 and 2017. Based on the Company’s cash, cash equivalents and marketable securities as of January 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating different strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, continued pursuit of business opportunities, additional funding from current or new investors, officers and directors; borrowings of debt; a public offering of the Company’s equity or debt securities; partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful.

In fiscal 2017 and the nine months ended January 31, 2018, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys™, its inability to market and commercialize its PowerBuoys™, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company closed five equity financing arrangements during the 21-month period ended January 31, 2018. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

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

On December 1, 2017, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, which became effective December 12, 2017. Under this shelf registration process, we may from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $30 million. The amount to be registered under the shelf registration consists of up to $30 million of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There is also being registered under the shelf registration a currently indeterminate number of (i) shares of common stock or other securities of us as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the registration statement, as the case may be. As of January 31, 2018, the Company has not issued any securities under this registration statement.

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

Generally, revenue under fixed price or cost-plus contracts is recognized using the cost to cost percentage-of-completion method, measured by the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

(d) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account.

	January 31, 2018	April 30, 2017
	(in thousands)

Checking and savings accounts	$1,233	$4,241
Overnight repurchase account	-	4,180
Money market account	13,136	-
	$14,369	$8,421

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company’s subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.4 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date, but is cancelable at the discretion of the bank. As of January 31, 2018, there was €0.3 million ($0.4 million) in letters of credit outstanding under this agreement.

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

	January 31, 2018	April 30, 2017
	(in thousands)

Barclay's Bank Agreement	$382	$334
Santander Bank	154	154
	$536	$488

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	January 31, 2018	April 30, 2017
	(in thousands)

Cash and cash equivalents	$14,369	$8,421
Restricted cash- short term	382	334
Restricted cash- long term	154	154
	$14,905	$8,909

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of January 31, 2018, and April 30, 2017, all of the Company’s investments were classified as held-to-maturity.

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

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
Customer	2018	2017	2018	2017

Mitsui Engineering & Shipbuilding	0%	56%	75%	83%
U.S. Department of Defense Office of
Naval Research	0%	44%	25%	17%
	0%	100%	100%	100%

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 915,183 for the three and nine months ended January 31, 2018 and 680,429 for the three and nine months ended January 31, 2017, were excluded from each of the computations as the effect would be anti-dilutive due to the Company's losses.

(k)	Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three and nine months ended January 31, 2018 and 2017:

	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017
		(in thousands)

Product development	$5	$135	$11	$418
Selling, general and administrative	72	235	239	580
Total share-based compensation expense	$77	$370	$250	$998

(l) Deferred Rent

On March 31, 2017, the Company signed a new 7-year lease for approximately 56,000 square feet in Monroe Township, New Jersey that will be used as warehouse/production space and the Company’s principal offices and corporate headquarters. The lease was classified as an operating lease. Rent payments relating to the Monroe premises are subject to annual increases. The minimum monthly payments will vary over the 7-year term of the lease. The Company will record rent expense on a straight-line basis over the 7-year term of the lease. The difference between rent expense and the monthly lease payment will go to a deferred rent/prepaid rent account. The Landlord has provided the Company a tenant improvement allowance in an amount up to, but not exceeding, $137,563 to be applied to the cost of tenant improvement work. The Company recorded lease incentive liability to deferred rent. The Company will release the lease incentive liability on a straight-line basis over the 7-year term to rent expense.

(m) Recently Issued Accounting Standards

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. An entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has early adopted ASU 2016-18 effective May 1, 2017. In connection with the adoption of the standard the Company has used a retrospective transition method for each period presented in the statement of cash flows. The Company reclassified $488,000 and $300,000 of restricted cash to cash, cash equivalents and restricted cash, beginning of period for the period April 30, 2017 and April 30, 2016 in the statement of cash flows. The Company reclassified $299,000 of restricted cash to cash, cash equivalents and restricted cash, end of period for the period ended January 31, 2017 in the statement of cash flows.

(3) Marketable Securities

Marketable securities with initial maturities greater than three months but that mature within one year from the balance sheet date are classified as current assets and are summarized as follows:

	January 31, 2018	April 30, 2017
	(in thousands)
Certificate of Deposit	$25	$25

(4) Accrued Expenses

Accrued expenses consist of the following at January 31, 2018 and April 30, 2017.

	January 31, 2018	April 30, 2017
	(in thousands)

Project costs	$44	$898
Contract loss reserve	199	238
Employee incentive payments	554	643
Accrued salary and benefits	389	484
Legal and accounting fees	197	478
Accrued taxes payable	132	132
Other	174	186
	$1,689	$3,059

(5) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $0.6 million from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of January 31, 2018, the Company has not generated any emissions credits eligible for purchase under the agreement. As a result, the Company anticipates returning the option fee of $0.6 million. Therefore, the $0.6 million is reflected in the consolidated balance sheets within “Deferred credits payable current” as of January 31, 2018 and April 30, 2017, respectively.

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

Both sets of warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability in accordance with ASC 480. As such, the warrants had a value of $0.2 million and $0.3 million at January 31, 2018 and April 30, 2017, respectively, as reflected within “Warrant liabilities” in the unaudited consolidated balance sheets.

An unrealized gain and unrealized loss of approximately $14,000 and $104,000 for the three months ended January 31, 2018 and 2017, and a unrealized gain of approximately $82,000 and $1,161,000 for the nine months ended January 31, 2018 and 2017, respectively, were included within “Change in fair value of warrant liability” in the consolidated statements of operations. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	January 31, 2018	January 31, 2017

Dividend rate	0.0%	0.0%
Risk-free rate	2.3% - 2.4%	1.9%
Expected life (years)	3.5 - 3.8	4.5 - 4.9
Expected volatility	137.5% - 145.2%	129.0% - 138.2%

(7) Stock-Based Compensation

In 2007, the Company’s 2006 Stock Incentive Plan (the “2006 Plan”) became effective. A total of 80,321 shares were authorized for issuance under the 2006 Plan. In 2009, an amendment to the 2006 Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by 85,000 shares to 165,321. On October 2, 2013, a further amendment to the 2006 Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by an additional 80,000 shares to 245,321. The Company’s employees, officers, directors, consultants and advisors were eligible to receive awards under the 2006 Plan. The 2006 Plan was administered by the Company’s board of directors, who were authorized to delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. The 2006 Plan was terminated in December 2015 and unused shares in that plan were transferred to the 2015 Omnibus Incentive Plan.

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 240,703 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016 upon approval by the Company’s stockholders the Company increased the number of shares authorized for issuance to 640,703. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of January 31, 2018, the Company has 84,393 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 500,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of January 31, 2018, there were 97,297 shares outstanding and 402,703 shares available for grant under the 2018 Inducement Plan.

(a) Stock Options

The Company estimates the fair value of each stock option granted, for both service-based and performance-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. The following assumptions were used for three and nine months ended January 31, 2018 and 2017.

	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017

Risk-free interest rate	N/A	N/A	2.1%	1.3%
Expected dividend yield	N/A	N/A	0.0%	0.0%
Expected life (in years)	N/A	N/A	5.5	5.5
Expected volatility	N/A	N/A	128.2%	96.2%

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2017	237,214	$14.64	7.6
Granted	170,664	$1.34
Exercised	-	$-
Cancelled/forfeited	(14,211)	$90.10
Outstanding as of January 31, 2018	393,667	$6.15	8.2
Exercisable as of January 31, 2018	222,293	$9.80	7.1

As of January 31, 2018, the total intrinsic value of outstanding and exercisable options was approximately $2,000 and $2,000, respectively. As of January 31, 2018, approximately 145,669 additional options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 9.7 years. There was approximately $177,000 and $224,000 of total recognized compensation cost related to stock options during each of the nine months ended January 31, 2018 and 2017, respectively. As of January 31, 2018, there was approximately $147,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.7 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the nine months ended January 31, 2018, the Company granted 211,881 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (“TSR”) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group.

However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

Restricted stock issued and unvested as of January 31, 2018 included zero shares of unvested restricted stock subjected to performance-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2017	103,412	$3.99
Granted	211,881	$1.27
Vested	(85,104)	$4.67
Cancelled/forfeited	(33,125)	$2.00
Issued and unvested at January 31, 2018	197,064	$1.35

There was approximately $73,000 and $775,000 of total recognized compensation cost related to restricted stock for the nine months ended January 31, 2018 and 2017, respectively. As of January 31, 2018, there was approximately $0.2 million of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 2.2 years.

(c)Treasury Stock

During the nine months ended January 31, 2018 and 2017, 25,947 and 39,882 shares, respectively, of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three and nine months ended January 31, 2018 and 2017.

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

Warrant Liabilities

The fair value of the Company’s warrant liabilities (refer to Note 6) recorded in the Company’s financial statements is determined using the Black-Scholes option pricing model and the quoted price of the Company’s common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2018.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$241	$—	$—	$241

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2017.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$323	$—	$—	$323

The following table provides a summary of changes in fair value of the Company’s warrant liabilities held at January 31, 2018.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2016	$—
Issuance	1,814
Transfers	—
Change in fair value	(1,491)
Fair value – April 30, 2017	$323

Change in fair value	(82)
Fair value – January 31, 2018	$241

There were no re-measured assets or liabilities at fair value on a non-recurring basis during the nine months ended January 31, 2018 and 2017, respectively.

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the November 14, 2016 settlement hearing in the now-settled securities class action and further order of the Court.

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. If approved by the Court, the settlement provides for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement. The Court has not yet ruled on that motion. The Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the nine months ended January 31, 2018. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations.

On May 26, 2017, an attorney claiming to represent two stockholders sent the Company’s Board of Directors a Stockholder Litigation Demand letter (“Stockholder Demand”). The Stockholder Demand alleges that the voting of shares for the 1-for-10 reverse stock split at the 2015 annual meeting of stockholders held on October 22, 2015 was not properly counted, and further alleges that, although the Company reported the reverse stock split as having been passed, if the vote was properly counted the reverse stock split would not have been approved. The Stockholder Demand requests the Board of Directors either to deem the reverse stock split as ineffective and disclose the same or to seek a proper and effective stockholder ratification of the reverse stock split. In addition, the Stockholder Demand requests the Board of Directors to adopt and implement adequate internal controls and systems to prevent the alleged improper voting from recurring. On June 23, 2017, the Company responded to the Stockholder Demand, explained the procedures that were followed for the 2015 annual meeting of stockholders and provided the Oath of the Inspector of Elections and the Certificate of the Inspector of Elections that certified as accurate the results of the voting at the meeting including voting on the reverse stock split proposal. On June 26, 2017, the attorney representing the alleged stockholders replied to the Company’s response, further alleged that the proxy statement underlying the 2015 annual meeting provided voting instructions that allegedly misled the stockholders regarding whether their brokers could vote on the reverse stock split proposal, and renewed their requests of the Board. On July 24, 2017, the Company provided an additional response to the Stockholders Demand, denied the allegations, and declined to take any of the actions requested.

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries. The Company and Mr. Dunleavy have agreed to suspend his alleged employment claims pending resolution of the derivatives litigation described above.

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

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when its Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that the Company will be assessed a penalty relating to these tax years for these losses. The Company has estimated this penalty to be $132,000, and as such, for the period ended April 30, 2017 and January 31, 2018, the Company has recorded $132,000 for this penalty to Accrued expenses in its balance sheet.

(10) Income Taxes

New Jersey Net Operating Loss

During the three and nine months ended January 31, 2018, the Company recorded an income tax benefit of $1.1 million, representing the proceeds from the sale of $11.4 million of New Jersey net operating loss carryforwards and research and development tax credits. During the three and nine months ended January 31, 2017, the Company recorded an income tax benefit of $0.7 million representing the proceeds from the sale of $7.8 million of New Jersey net operating loss carryforwards and research and development tax credits.

Other than the sale of New Jersey net operating loss carryforwards, the Company did not recognize any consolidated income tax benefit (expense) during the three and nine month periods ended January 31, 2018 and 2017. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

Recent Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease for the Company from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The TCJA reduced the U.S. federal statutory tax rate for the Company from 34% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 29.7%. This is the result of using the tax rate of 34% for the number of days from the start of the fiscal year until the date of rate change and the tax rate of 21% for the number of days from the date of rate change until the end of the fiscal year. However, based upon the Company’s historical losses, the Company continues to have a full valuation allowance against all deferred tax assets.

We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized and which deferred taxes will be settled within the current year at the 34% tax rate and those that will reverse after year end at the 21% tax rate. As of January 31, 2018, we have not completed our accounting for the tax effects of the TCJA, however there is no effect on the deferred tax provision since the company has a full valuation allowance.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that we will be assessed a penalty relating to these tax years for these losses. We have estimated this penalty to be $132,000, and as such, for the period ended April 30, 2017 and January 31, 2018, we have recorded $132,000 for this penalty to Accrued expenses in the Balance Sheet. At January 31, 2018 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

(11) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During the nine months ended January 31, 2018 and 2017, the Company’s primary business operations were in North America.

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

Founded in 1984 and headquartered in Monroe Township, New Jersey, we believe we are the leader in ocean wave power conversion technology. Our PB3 PowerBuoy™ is our first fully commercial product which generates electricity by harnessing the renewable energy of ocean waves. In addition to our PB3 PowerBuoy™, we continue to develop our PowerBuoy™ product line based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997.

The PB3 PowerBuoy™ generates power for use in remote offshore locations, independent of a conventional power grid, and it incorporates a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal name-plated capacity rating of up to 3 kilowatts (“kW”) of peak power during recharging of the onboard batteries. Power generation is deployment-site dependent whereby average power generated can increase substantially at very active sites. Our standard energy storage system (“ESS”) has an energy capacity of up to a nominal 150 kilowatt-hours (“kWh”) to meet specific application requirements. We believe there is a substantial addressable market for the current capabilities of our PB3, which we believe could be utilized in a variety of applications.

In addition to leveraging earlier design aspects of our autonomous PowerBuoy™, the PB3 has undergone extensive factory and in-ocean design validation testing. Currently, our engineering efforts are focused primarily on cost reductions and life extensions of the PB3, while also scaling our technologies to increase the energy output. Our marketing efforts are focused on applications in remote offshore locations that require reliable and persistent power and communications, either by supplying electric power to payloads that are integrated directly in or on our PowerBuoy™ or located in its vicinity, such as on the seabed and in the water column.

Based on our market research and publicly available data, we believe that multiple markets have a direct need for our PowerBuoys™ including oil and gas, ocean observing, defense and security, and communications. Depending on payload power requirements, sensor types and other considerations, we have found that our PowerBuoy™ could satisfy several application requirements within these markets. We believe that the PB3 persistently generates sufficient power to meet the requirements of many potential customer applications within our target markets.

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2017 and the first nine months of fiscal year 2018, we continued work on projects with the U.S. Department of Defense (“DOD”) and Mitsui Engineering and Shipbuilding Co., Ltd. (“MES”), while we continued to validate the reliability and power output of our PB3 PowerBuoy™.

Product Development

The development of our technology has been funded by revenue generating projects, capital we raised, and by development engineering contracts we received starting in fiscal 1995, including projects with the DOE, the U.S. Navy, the Department of Homeland Security and MES.

Through these historic projects, we also continued development of our PowerBuoy™ technologies. We are continuing to focus on marketing and developing our PowerBuoy™ products and services for use in autonomous power applications.

During fiscal 2018, we continued to focus on the commercialization of our PowerBuoy™ technology, while expanding the application of our PB3 product in autonomous application markets. In 2018, we gained additional field experience with our PB3 by completing the demonstration of the PowerBuoy™ in an ocean observing application with MES. In January 2018, we were awarded a contract from Premier Oil to study the feasibility of using the PB3 PowerBuoy™ for decommissioning operations in the North Sea. The work under this contract will be completed later this year. In parallel, we completed the Phase I work under the contract with the U.S. Department of Defense Office of Naval Research (“ONR”), which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™. We are waiting for ONR funding to be approved. Working closely with potential customers, we also continued to analyze and further develop new applications for the PowerBuoy™ including subsea well monitoring for oil and gas, Autonomous Underwater Vehicle (“AUV”) charging, and independent telecommunications platforms.

In fiscal 2017, we also completed our work under our DOE contract that focused on further optimization of our modular PTO technology and delivered the project final report to the DOE in the prior year. In the prior year, we successfully completed the final stage and associated review with the DOE of the contract deliverables during which the DOE reviewed advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability. As we continued to focus on the development and validation of our PB3 PowerBuoy™ commercial product, our activities concentrated mainly on implementing all of our lessons learned during our efforts in the prior fiscal year from our ocean deployments and accelerated life testing (“ALT”). The resulting improved PB3 PowerBuoy™ was deployed off the coast of New Jersey in July of 2016 and was retrieved early December 2016 upon completing all intended testing and validation. Inspection and refurbishment of the PB3 PowerBuoy™ were completed and this PB3 was shipped for delivery to MES in Japan where it was deployed off Kozushima Island in the Pacific Ocean from April 2017 and was retrieved in mid-September 2017 after successfully fulfilling the requirements of our lease with MES.

ALT of the PB3 commercial PTO is ongoing with no failures to date. In addition to the deployment of the PB3 PowerBuoy™, the prior generation pre-commercial PB3 (“PB3-A1”), was fitted with a sensor that collects tagged marine mammal migration information as well as with a Self-Contained Ocean Observing Payload (“SCOOP”). The marine mammal migration detection sensor was attached to the PB3-A1 PowerBuoy™ as part of an agreed scope of work with the Wildlife Conservation Society (“WCS”) through a memorandum of agreement between WCS and OPT. The SCOOP payload was integrated into PB3-A1 to complete the Phase 1 work scope of a Cooperative Research and Development Agreement (“CRADA”) between the National Data Buoy Center (“NDBC”) and OPT. The PB3-A1, deployed off the coast of New Jersey in May 2016, was retrieved in October 2016. From July 2016 through October 2016, both PB3-A1 and PB3 were concurrently deployed generating valuable performance validation data. Both the NDBC SCOOP as well as the WCS tagged mammal migration detection sensor met all of their performance requirements. This pre-commercial PowerBuoy™, referred to as “PB3-A1” has now undergone a full upgrade and has achieved full commercial status by retrofitting it with the final commercial PTO including our modular energy storage system, and to make it available to support our on-going commercialization efforts.

In addition to the PB3 commercial product validation activities, a concerted effort has been underway which focuses on proactively implementing additional features driven by extensive and direct discussions with potential users and customers in our target markets. Such features include:

●	The design, development and implementation of a versatile mooring interface that allows the PB3 to accommodate various types of mooring configurations depending on the specifics and the needs of the customer, eliminating the need for a redesign to the device.
●	The design, development and implementation of a flexible power transmission system intended to support delivery of power and communication capabilities to customer payloads which are external to the PowerBuoy™, and which may reside in the water column or on the seabed.

Additionally, and building upon our initial success in implementing an auto-ballast system in our commercial PB3, we further enhanced this feature in order to achieve faster and more cost effective PB3 deployments and retrievals.

As we are focusing all resources on enhancing and commercializing our PB3 we have curtailed the development of our PB15, the next scale-up of our autonomous PowerBuoy™, which will provide higher peak power than our PB3 To date we completed the preliminary design of our PB15 and are continuing to obtain market feedback on the value proposition of this design. While this scale-up leverages every aspect of the product development and validation of the PB3, it may also strategically position the product to allow OPT to respond to higher power needs as expressed by potential end-users and customers in our target markets.

As previously stated, the PB3 has achieved commercial status through a series of design iterations which focused on improving its reliability and survivability in the ocean environment. Though the PB3 will continue to undergo further enhancements through customary product life cycle management, we believe the PB3 has achieved a maturity level for immediate commercial use. We believe that the PB3 will generate and store sufficient power to address various application requirements in our target markets. Our product development and engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys™ and, if we are able to do so, we believe the PowerBuoy™ would be useful for additional applications where cost savings and additional power are required by our potential customers. We continue to explore opportunities in these target markets. We believe that by demonstrating the capability of our PowerBuoy™ in oil & gas and telecommunications applications, we can advance our technology and gain further adoption from our target markets. We continue to improve design and manufacturing to enhance our ability to improve customer value, displace incumbent solutions, and become the preferred power source for new and existing applications in our target markets.

We are utilizing our experience with multiple commercial PB3 deployments globally to continually improve our product so that we have higher energy efficiency, additional mooring capability, platform flexibility and high reliability. For example, the redesigned PB3 leverages our knowledge base from past designs to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency and higher voltage ESS. In July 2016, we deployed our first commercial PB3 PowerBuoy™, off the coast of New Jersey. This deployment was the final validation of the PB3 prior to the March 2017 six-month lease of the PB3 PowerBuoy™ under a previously announced customer agreement. In March 2017, our commercial PB3 was deployed off the coast of Kozushima Island in Japan as part of this lease and operated meeting all project requirements. The MES lease concluded in September 2017 and the PB3 was shipped back to New Jersey.

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

●	In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the NDBC to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy™. NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration was to be conducted off the coast of New Jersey. We integrated the SCOOP onto our PB3 PowerBuoy™ and in June 2016 we deployed the system off of the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, were carried out. The SCOOP was powered by the PB3, and provided metocean data to OPT and to NDBC. The deployment proceeded for approximately three months and met all project objectives.

●	In May 2016, we entered into a Memorandum of Agreement (“MOA”) with WCS to explore the use of our PowerBuoys™ in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 was deployed off the coast of New Jersey which sought to establish a baseline acoustic survey. The deployment proceeded for approximately three months and met all project objectives.

●

In May 2016 we entered into a contract with MES totaling nearly $1.0 million, a portion of which was performed in fiscal 2016 as agreed under a letter of intent signed in March 2016. The contract with MES includes certain engineering and other services, and a six-month lease of our PB3 PowerBuoy™ off the coast of Japan, which commenced in March 2017. This six-month lease was extended an additional month to September 2017, and the PB3 PowerBuoy™ was then retrieved and shipped back to New Jersey.

24

●

In September 2016, we entered into a contract with ONR totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™ leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. Overall, progress was made on the project whereby design and analysis tasks as well as a portion of the test were completed and documented. The Company requested three no-cost extensions from ONR in order to address testing efforts associated with implementing improved sealing elements and improving test fixture alignment.

●	In December 2016, we entered into a Joint Marketing Agreement with Sonalysts, Inc. to explore and pursue mutual opportunities in defense and oil and gas applications. The agreement includes the exploration and assessment of the use of the PB3 as a platform to provide power and communications for these markets. Founded in 1973, Sonalysts is a multi-disciplinary engineering and technical services firm with tremendous competency and expertise as systems integrator developing and supporting mission critical systems for the U.S. Navy Submarine Force. Such applications include real-world mission and tactical analyses and electronic warfare, imaging and combat control systems. Sonalysts’ core strengths also include developing and delivering interactive, computer-based training solutions, operations analysis, human systems integration solutions, and weather and aviation information processing and streaming systems. Additionally, Sonalysts maintains core technology and expertise in undersea wireless communications and in autonomous undersea systems analysis which are available to a variety of defense and commercial customers. We believe that bringing the unique capabilities and expertise of our two companies together will enable the autonomous undersea vehicle infrastructure in these two critically important business sectors.

●	In February 2017, we entered into a Joint Application Development and Marketing Agreement with HAI Technologies to pursue mutual opportunities. The initial focus of the agreement is on offshore oil and gas subsea chemical injection systems where persistent power and real-time data communications are critical. HAI has experience in a variety of technologies and applications in the offshore oil and gas industry including subsea chemical systems. Chemical injection techniques are used to mitigate the diminishing effects of buildup in piping and pumping systems used in subsea oil production operations. HAI has developed an innovative, compact and modular concept which moves the chemical injection system closer to the production field. We believe HAI Technologies’ advanced chemical injection solutions, combined with OPT’s PB3 PowerBuoy™, creates a unique opportunity to pair two distinctive offshore technologies creating new methods to deal with long distance and remote offshore field developments.

●	In January 2018, we entered into a 3-month agreement totaling approximately $0.1 million with Premier Oil (“PMO”), an international oil and gas company, to study the feasibility of using the PB3 PowerBuoy™ for decommissioning operations in the North Sea. The contract outlines work that will determine the viability of using the PB3 for monitoring and guarding remaining wells and subsea equipment after removal of a floating production, storage and offloading vessel and prior to subsea decommissioning and/or well plugging and abandonment operations. The PB3 would primarily be used to provide site monitoring and surveillance to prevent vessel intrusion and disturbance of remaining subsea infrastructure. The study will also evaluate the PB3’s ability to monitor well pressures and temperatures by connecting to subsea control modules. This added functionality could allow more precise planning and prioritization of plugging and abandonment activities by giving accurate real-time information on well integrity, while also enabling Premier Oil to provide regulators with higher quality information on well conditions. During the study, we are working closely with PMO’s other subsea equipment suppliers to produce a design to integrate their equipment into the PB3. If the feasibility study is successful, the next step could be to prove the solution through a North Sea trial deployment in 2018.

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

On December 1, 2017, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, which became effective December 12, 2017. Under this shelf registration process, we may from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $30 million. The amount to be registered under the shelf registration consists of up to $30 million of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There is also being registered under the shelf registration a currently indeterminate number of (i) shares of common stock or other securities of us as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the registration statement, as the case may be. As of January 31, 2018, the Company has not issued any securities under this registration statement.

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

Backlog

As of January 31, 2018, the Company’s negotiated backlog was $0.1 million. As of April 30, 2017, negotiated backlog was $0.3 million. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Business Strategy

We continue to commercialize our PB3 PowerBuoy™ for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Sell and/or lease PB3 PowerBuoys™. We believe our PB3 PowerBuoy™ is well suited for many remote offshore applications. We have observed potential market demand for both PowerBuoy™ sales and leases within our selected markets, and we intend to sell and lease PB3 PowerBuoys™ to these markets. Additionally, we intend to provide services associated with product sales and leases such as maintenance, remote monitoring and diagnostic, application engineering, planning, training, and logistics support required for the PB3 PowerBuoy™ life-cycle. We continue to increase our commercial capabilities through new hires in marketing, sales, and application support, and through engagement of expert market consultants in various geographies.

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts in North America, Europe, Australia, and parts of Asia, including Japan. In January of 2018, we expanded our salesforce by adding a Director of Business Development in Oslo, Norway. We believe that each of these areas has sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, to create new market channels, to expand commercial know-how and geographic footprint, and to bolster our product delivery capabilities.

●	Commercial collaborations. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known groups, including MES in Japan, the National Data Buoy Center (“NDBC”), the Wildlife Conservation Society (“WCS”), Gardline Environmental (an international and multi-disciplinary marine service company), Sonalysts (with expertise in subsea and surface communications, systems integration, and big-data management), and HAI Technologies (an innovative company focusing on bringing new capabilities to the oil and gas industry). We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy™ in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regards to servicing of our PB3 PowerBuoy™.

●	PB3 cost reduction and PowerBuoy™ product development. Our engineering efforts are focused on customer application development for PB3 sales, cost reduction of our PB3 PowerBuoy™ and improving the energy output, reliability, maintenance interval and expected operating life of our PowerBuoys™. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe that we will be able to address new and different applications by developing new products that increase energy output.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $194.3 million at January 31, 2018. Based on the Company’s cash and cash equivalents and marketable securities balances as of January 31, 2018 the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2017. There were no material changes in our critical accounting estimates or accounting policies during the nine months ended January 31, 2018.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. An entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has early adopted ASU 2016-18 effective May 1, 2017. In connection with the adoption of the standard the Company has used a retrospective transition method for each period presented in the statement of cash flows. The Company reclassified $488,000 and $300,000 of restricted cash to cash, cash equivalents and restricted cash, beginning of period for the period April 30, 2017 and April 30, 2016 in the statement of cash flows. The Company reclassified $299,000 of restricted cash to cash, cash equivalents and restricted cash, end of period for the period ended January 31, 2017 in the statement of cash flows.

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

Generally, revenue under fixed price or cost-plus contracts is recognized using the percentage-of-completion method, measured by the ratio of costs incurred to total estimated costs at completion. In certain circumstances, revenue under contracts that have specified milestones or other performance criteria may be recognized only when the customer acknowledges that such criteria have been satisfied. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

The following table provides information regarding the breakdown of our revenues by customer for the three and nine months ended January 31, 2018 and 2017.

	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017
	(in thousands)

Mitsui Engineering & Shipbuilding	$-	$123	$218	$513
U.S. Department of Defense Office of Naval Research	-	98	71	107
U.S. Department of Energy	-	-	-	(27)
	$-	$221	$289	$593

We currently focus our sales and marketing efforts on North America, Europe, Australia and Japan. The following table shows the percentage of our revenues by geographical location of our customers for the nine months ended January 31, 2018 and 2017.

	Nine months ended January 31,
Customer Location	2018	2017

Asia and Australia	75%	83%
United States	25%	17%
	100%	100%

Cost of revenues

Our cost of revenues consists primarily of incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of PowerBuoy™ parts and services supplied by third-party suppliers. Cost of revenues also includes PowerBuoy™ system delivery and deployment expenses and may include anticipated losses at completion on certain contracts.

Our ability to generate a gross profit will depend on the nature of future contracts, our success at generating revenues through sales or leases of our PowerBuoy™ systems, the nature of our contracts generating revenues to fund our product development efforts, and our ability to manage costs incurred on fixed price commercial contracts.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy™ system, and to the development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy™ systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.1 million as of January 31, 2018 and $1.3 million as of January 31, 2017, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $14.9 million as of January 31, 2018 and $11.4 million as of January 31, 2017. These foreign currency balances are translated at each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Income tax benefit

The Company every year submits an application to the State of New Jersey to sell net operating loss carryforwards and research and development tax credits. The proceeds received from the sale of New Jersey net operating loss carryforwards and research and development tax credits are recorded to income tax benefit.

Results of Operations

This section should be read in conjunction with the discussion below under “Liquidity and Capital Resources.”

Three months ended January 31, 2018 compared to the three months ended January 31, 2017

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2018 and 2017.

			% change
	Three months ended January 31,		2018 period to
	2018	2017	2017 period
	(in thousands)

Revenues	$-	$221	-100%
Cost of revenues	-	363	-100%
Gross loss	-	(142)
Operating expenses:
Product development costs	1,318	950	39%
Selling, general and administrative costs	1,576	1,617	-3%
Total operating expenses	2,894	2,567
Operating loss	(2,894)	(2,709)
Change in fair value of warrant liabilities	14	(104)	-113%
Interest income, net	42	24	75%
Other expense	4	-	100%
Foreign exchange gain/(loss)	52	(26)	-300%
Loss before income taxes	(2,782)	(2,815)
Income tax benefit	1,119	698	60%
Net loss	$(1,663)	$(2,117)	-21%

Revenues

Revenues decreased by $0.2 million in the three months ended January 31, 2018 as compared to $0.2 million in the three months ended January 31, 2017. The decline in revenue is due to the MES and ONR contracts being completed in the second quarter of fiscal 2018.

Cost of revenues

Cost of revenues for the three months ended January 31, 2018 declined by $0.4 million from $0.4 million for the three months ended January 31, 2017. This decrease was the result of the MES and ONR contracts being completed in the second quarter of fiscal 2018.

Product development costs

Product development costs during the three months ended January 31, 2018 and 2017 were $1.3 million and $0.9 million, respectively. The increase of approximately $0.4 million, or 39%, over 2017 is due to spending on building two buoys and start of several new projects plus higher overhead costs incurred for the three months ended January 31, 2018 as compared to the three months ended January 31, 2017.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended January 31, 2018 and 2017 were $1.6 million as the spending for these two periods was relatively the same.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended January 31, 2018 was an unrealized gain of $14,000 versus an unrealized loss of $104,000 for the three months ended January 31, 2017. The change between periods is due to a higher stock price and discount rate used for the three months ended January 31, 2017.

Interest income, net

Interest income, net during the three months ended January 31, 2018 was $42,000, an increase of $18,000 as compared to the three months ended January 31, 2017.

Foreign exchange gain

Foreign exchange gain during the three months ended January 31, 2018 was $52,000, an increase of $78,000 as compared to a loss of $26,000 during the three months ended January 31, 2017. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income Tax Benefit

During the three months ended January 31, 2018, the Company recorded an income tax benefit of $1.1 million representing the proceeds from the sale of $11.4 million of New Jersey net operating loss carryforwards and research and development tax credits. During the three months ended January 31, 2017, the Company recorded an income tax benefit of $0.7 million representing the proceeds from the sale of $7.8 million of New Jersey net operating loss carryforwards and research and development tax credits.

Nine months ended January 31, 2018 compared to the nine months ended January 31, 2017

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2018 and 2017.

			% change
	Nine months ended January 31,		2018 period to
	2018	2017	2017 period
	(in thousands)
Revenues	$289	$593	-51%
Cost of revenues	193	615	-69%
Gross profit/(loss)	96	(22)
Operating expenses:
Product development costs	3,398	3,894	-13%
Selling, general and administrative costs	4,964	4,859	2%
Total operating expenses	8,362	8,753
Operating loss	(8,266)	(8,775)
Change in fair value of warrant liabilities	82	1,161	-93%
Interest income, net	51	26	96%
Other income	4	-	100%
Foreign exchange gain/(loss)	107	(20)	-635%
Loss before income taxes	(8,022)	(7,608)	5%
Income tax benefit	1,119	698	60%
Net loss	$(6,903)	$(6,910)	0%

Revenues

Revenues decreased by $0.3 million, or 51%, to $0.3 million in the nine months ended January 31, 2018 as compared to $0.6 million in the nine months ended January 31, 2017. The decline in revenue is due to the MES and ONR contracts being completed during the nine months ended January 31, 2018.

Cost of revenues

Cost of revenues for the nine months ended January 31, 2018 was $0.2 million as compared to $0.6 million for the nine months ended January 31, 2017. The decrease of approximately $0.4 million, or 69%, is due to the MES and ONR contracts being completed during the nine months ended January 31, 2018.

Product development costs

Product development costs during the nine months ended January 31, 2018 and 2017 were $3.4 million and $3.9 million, respectively. The decrease of approximately $0.5 million, or 13%, is due to less product development projects in the nine months ended January 31, 2018 compared to the nine months ended January 31, 2017. Nine months ended January 31, 2017 included costs related to the redeployment of the PB3-A1 and retrieval costs for the PB40 mooring anchor system.

Selling, general and administrative costs

Selling, general and administrative costs during the nine months ended January 31, 2018 and 2017 were $5.0 million and $4.9 million, respectively. The increase of approximately $0.1 million, or 2%, over 2017 is primarily due to higher employee related costs and consulting fees of $0.4 million, mostly offset by lower stock compensation expense of $0.3 million.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the nine months ended January 31, 2018 was an unrealized gain of $82,000 versus an unrealized gain of $1,161,000 for the nine months ended January 31, 2017. The change between periods is mainly due to a lower stock price for the nine months ended January 31, 2018.

Interest income, net

Interest income, net during the nine months ended January 31, 2018 was $51,000, an increase of $25,000 as compared to the nine months ended January 31, 2017.

Foreign exchange gain

Foreign exchange gain during the nine months ended January 31, 2018 was $107,000 an increase of $127,000 as compared to a loss of $20,000 during the nine months ended January 31, 2017. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income Tax Benefit

During the nine months ended January 31, 2018, the Company recorded an income tax benefit of $1.1 million representing the proceeds from the sale of $11.4 million of New Jersey net operating loss carryforwards and research and development tax credits. During the nine months ended January 31, 2017, the Company recorded an income tax benefit of $0.7 million representing the proceeds from the sale of $7.8 million of New Jersey net operating loss carryforwards and research and development tax credits.

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

Net cash used in operating activities

Net cash flows used in operating activities during the nine months ended January 31, 2018 were $8.2 million, an increase of $0.6 million compared to $7.6 million during the nine months ended January 31, 2017. The increase was primarily related to a reduction of $2.0 million in accounts payable and accrued expenses balances and lower stock compensation expense of $0.7 million mostly offset by a lower change in fair value of warrant liabilities of $1.1 million, change in receivables of $0.6 million and change in litigation settlement balance of $0.5 million for the nine months ended January 31, 2018 compared to the same period in 2017.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended January 31, 2018 was $0.6 million, an increase of $0.6 million compared to net cash provided by investing activities during the nine months ended January 31, 2017. The increase in net cash used in investing activities was primarily due to spending on leasehold improvements and purchase of equipment of $0.5 million.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2018 and 2017 was $14.6 million and $12.0 million, respectively. The increase in net cash provided by financing activities was primarily due to higher net proceeds from the sale of common stock during the nine months ended January 31, 2018 as compared to the nine months ended January 31, 2017 by $2.5 million.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of $143,000 in the nine months ended January 31, 2018 and a decrease of $55,000 in the nine months ended for January 31, 2017. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $194.3 million at January 31, 2018. As of January 31, 2018, we had approximately $14.4 million in cash on hand. In addition, as of January 31, 2018, our restricted cash balance was approximately $0.5 million. The Company generated revenues of $0.3 million and $0.6 million during the nine months ended January 31, 2018 and 2017, respectively. Based on the Company’s cash and cash equivalents and marketable securities balances as of January 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

We expect to devote substantial resources to continue our development efforts for our PowerBuoys™ and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoys™. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to commercialize our PowerBuoys™, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture a commercially viable PowerBuoy™ product;

●	that we will be successful in our efforts to commercialize our PowerBuoy™ or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our PowerBuoys™ and our wave energy technology;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

●	the reliability of our technology and our PowerBuoys™;

●	our ability to improve the power output, survivability and reliability of our PowerBuoys™;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2018 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the four derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the November 14, 2016 settlement hearing in the now-settled securities class action and further order of the Court.

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. If approved by the Court, the settlement provides for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement. The Court has not yet ruled on that motion. The Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the nine months ended January 31, 2018. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations.

On May 26, 2017, an attorney claiming to represent two stockholders sent the Company’s Board of Directors a Stockholder Litigation Demand letter (“Stockholder Demand”). The Stockholder Demand alleges that the voting of shares for the 1-for-10 reverse stock split at the 2015 annual meeting of stockholders held on October 22, 2015 was not properly counted, and further alleges that, although the Company reported the reverse stock split as having been passed, if the vote was properly counted the reverse stock split would not have been approved. The Stockholder Demand requests the Board of Directors either to deem the reverse stock split as ineffective and disclose the same or to seek a proper and effective stockholder ratification of the reverse stock split. In addition, the Stockholder Demand requests the Board of Directors to adopt and implement adequate internal controls and systems to prevent the alleged improper voting from recurring. On June 23, 2017, the Company responded to the Stockholder Demand, explained the procedures that were followed for the 2015 annual meeting of stockholders and provided the Oath of the Inspector of Elections and the Certificate of the Inspector of Elections that certified as accurate the results of the voting at the meeting including voting on the reverse stock split proposal. On June 26, 2017, the attorney representing the alleged stockholders replied to the Company’s response, further alleged that the proxy statement underlying the 2015 annual meeting provided voting instructions that allegedly misled the stockholders regarding whether their brokers could vote on the reverse stock split proposal, and renewed their requests of the Board. On July 24, 2017, the Company provided an additional response to the Stockholders Demand, denied the allegations, and declined to take any of the actions requested.

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries. The Company and Mr. Dunleavy have agreed to suspend his alleged employment claims pending resolution of the derivatives litigation described above.

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

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when its Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that the Company will be assessed a penalty relating to these tax years for these losses. The Company has estimated this penalty to be $132,000, and as such, for the period ended April 30, 2017 and January 31, 2018, has recorded $132,000 for this penalty to Selling, general and administrative costs in its statement of operations.

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

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $194.3 million as of January 31, 2018. As of January 31, 2018, the Company had approximately $14.4 million in cash on hand. The Company generated revenues of $0.3 million and $0.6 million during the nine months ended January 31, 2018 and 2017, respectively. Based on the Company’s cash and cash equivalents and marketable securities balances as of January 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019.

We continue to experience operating losses and currently have only one revenue producing contract totaling approximately $0.1 million with Premier Oil, an international oil and gas company, to study the feasibility of using the PB3 PowerBuoy™ for decommissioning operations in the North Sea. The Company recently completed two other revenue producing contracts. The first agreement was with MES (the “MES Agreement”) to, among other things, lease and deploy our PB3 PowerBuoy™ off Kozushima Island, Japan and to provide certain engineering and other services. The total value of the lease and other services to be provided by us under the MES Agreement is $1.0 million. The term of the lease commenced in March 2017, and the term of the MES Agreement was completed in September 2017. The second contract was with ONR totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™ leveraging a number of OPT patents covering such a technology. During fiscal 2017, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $900,000 per month.

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

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $6.9 million during the nine months ended January 31, 2018 and $9.5 million in fiscal 2017. As of January 31, 2018, we had an accumulated deficit of $194.3 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy™. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

We do not know whether we will be able to successfully commercialize our PowerBuoys™, or whether we can achieve profitability. There is significant uncertainty about our ability to successfully commercialize our PowerBuoys™ in our targeted markets. Even if we do achieve commercialization of our PowerBuoy™ and become profitable, we may not be able to achieve or, if achieved, sustain profitability on a quarterly or annual basis.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

November 1 - November 30	-	$-	-	-
December 1 - December 31	-	$-	-	-
January 1 - January 31	2,248	$1.12	-	-

(1) Represents shares delivered back to the Company by employees to pay taxes related to the vesting of restricted shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBIT INDEX

10.1		Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018)

10.2		Form of Restricted Stock Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – January 31, 2018 (unaudited) and April 30, 2017, (ii) Consolidated Statements of Operations (unaudited) – three and nine months ended January 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and nine months ended January 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows (unaudited) –nine months ended January 31, 2018 and 2017, (v) Consolidated Statement of Stockholders’ Equity (unaudited) – nine months ended January 31, 2018 (vi) Notes to Consolidated Financial Statements.**

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

Ocean Power Technologies, Inc.
(Registrant)

Date: March 6, 2018		/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Date: March 6, 2018		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer

