Form 10-K
period 2018-04-30
Ocean Power Technologies, Inc.
filed 2018-07-17
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-33417

Ocean Power Technologies, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	22-2535818 (I.R.S. Employer Identification No.)

28 ENGELHARD DRIVE

MONROE TOWNSHIP, NJ 08831

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (609) 730-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $22.6 million based on the closing sale price of the registrant’s common stock on that date as reported on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock as of July 5, 2018 was 18,368,286.

OCEAN POWER TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

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

Our fiscal year ends on April 30. References to fiscal 2018 are to the fiscal year ended April 30, 2018.

ii

PART I

ITEM 1. BUSINESS

Overview

Nearly 70% of the Earth’s surface is covered by water, and over 40% of the world’s population lives within approximately 150 miles of a coast. Thousands of information gathering and/or power systems are deployed in the oceans today to increase our understanding of weather, climate change, biological processes, and marine mammal patterns as well as supporting exploration and operations for industries such as oil and gas. Most of these systems are powered by battery, solar, wind, fuel cell, or fossil fuel generators that may be unreliable and expensive to operate while they also may be limited in their ability to deliver ample electric power. These current systems often necessitate significant tradeoffs in sensor accuracy, data processing and communications bandwidth and frequency in order to operate given limited available power. More persistent power systems requiring less maintenance, such as our systems, may have the ability to save costs over these current systems. Equally important are increases in available power which may allow for better sensors, faster data sampling and higher frequency communication intervals up to real-time which could improve scientific and economic returns.

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

The PB3 PowerBuoy™ generates power for use in remote offshore locations, independent of a conventional power grid. It features a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal name-plated capacity rating of up to 3 kilowatts (“kW”) of peak power during recharging of the onboard batteries. Power generation is deployment-site dependent whereby average power generated can increase substantially at very active sites. Our standard energy storage system (“ESS”) has an energy capacity of up to a nominal 150 kilowatt-hours (“kWh”) to meet specific application requirements. We believe there is a substantial addressable market for the current capabilities of our PB3, which we believe could be utilized in a variety of applications.

In addition to leveraging earlier design aspects of our autonomous PowerBuoy™, the PB3 has undergone extensive factory and in-ocean design validation testing. Currently, our engineering efforts are continuing to expand the PowerBuoy™ capability with simplified deployment and mooring options and working together with our customer base to ensure flexible systems integration and to optimize energy output. Our marketing efforts are focused on applications in remote offshore locations that require reliable and persistent power and communications, either by supplying electric power to payloads that are integrated directly in or on our PowerBuoy™ or located in its vicinity, such as on the seabed and in the water column.

Based on our market research and publicly available data, we believe that numerous markets have a direct need for our PowerBuoy™ including oil and gas, science and research, defense and security, and communications. Depending on payload power requirements, sensor types and other considerations, we have found that our PowerBuoy™ could satisfy several application requirements within these markets. We believe that the PB3 consistently generates sufficient power to meet the requirements of many potential customer applications within our target markets.

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2017 and 2018, we continued work on projects with the U.S. Department of Defense (“DOD”) and Mitsui Engineering and Shipbuilding Co., Ltd. (“MES”), Premier Oil (“PMO”) and Eni S.p.A. (“Eni”) while we continued to validate the reliability and power output of our PB3 PowerBuoy™.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware. Our principal executive offices are located at 28 Engelhard Drive, Monroe Township, New Jersey 08831, and our telephone number is (609) 730-0400. Our website address is www.oceanpowertechnologies.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with the SEC. The information on our website is not a part of this Annual Report. Our common stock has been listed on NASDAQ since April 24, 2007, and since July 2015, our common stock has been listed on the NASDAQ Capital Market. Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year.

Competitive Advantages

We are commercializing our PB3 PowerBuoy™ by targeting customers principally in four markets that require reliable and persistent power sources in remote offshore locations (as discussed in further detail below). We believe that our wave energy products and services, and our existing commercial relationships provide the following competitive advantages in our target markets.

●	Numerous applications within multiple, major market segments. We have designed our PB3 PowerBuoy™ to address multiple offshore applications around the world. In particular, we are targeting customers with multiple applications within the oil and gas, defense and security, ocean observing, and communications markets.

●	Considerable life-cycle cost savings over current solutions for many applications. Our PB3 PowerBuoy™ is designed to operate over extended intervals between required servicing, compared to several current solutions which we found to require more servicing using offshore vessels. We believe that our PB3 PowerBuoy™ reduces costs over multi-year operations compared with current solutions. These cost reductions are mostly due to reduced vessel and personnel servicing activities.

●	Real-time data communications. Some current solutions with less available power than our PowerBuoy™ may have limited communication capabilities or may be able to communicate data only over shorter periods due to power limitations. Some current solutions may only make data accessible upon physical retrieval of the sensor. Our PowerBuoy™ can be equipped with a variety of communications equipment, such as 4G LTE, satellite (VSAT) and Wi-Fi, which enables the transmission of data on a more frequent basis. We believe that more frequent data communication could enable an end-user to more quickly and proactively make data-driven decisions which could result in economic advantages.

●	Increased power and persistence compared to certain current solutions. We have found that our PowerBuoy™ may provide substantially increased power and persistence than certain existing battery and solar powered systems. We believe that this may allow additional sensors to be employed at the same site, a higher sensor data transmission rate to be achieved, extended operation and reduced downtime, and improved operational costs for the customer. Enabling these new capabilities may contribute to enhanced operations through real-time decision making and increased life-cycle cost savings.

●	Standard transportation and deployment. Our PB3 PowerBuoy™ does not require special handling or transportation, and instead uses conventional transportation and handling methods that are economical and readily available in standard marine operations. This may result in lower global transportation and deployment costs than current solutions. Our PB3 PowerBuoy™ can be deployed using conventional vessels and conventional marine cranes and lifts.

●	Modular and scalable designs. Our PB3 PowerBuoy™ is designed with a modular ESS which allows us to tailor its configuration to specific application requirements, including expansion of energy storage capacity, potentially allowing for a more customized solution and potential cost savings for our customers. We believe that our PowerBuoy™ is scalable to higher power levels, and multiple PowerBuoys™ may also be installed in an array in order to achieve higher levels of aggregate power, although we have not yet demonstrated a PowerBuoy™ array.

●	Flexible electrical, mechanical and communication interfaces for sensors. The PB3 PowerBuoy™ can be equipped with payloads, either mounted on or within the PowerBuoy™, or tethered to the PowerBuoy™. The PB3 PowerBuoy™ has mechanical and electrical interfaces which allow for simplified integration of payloads, creating flexibility for the end-user.

●	Environmentally benign and aesthetically non-intrusive system design. We believe that our PB3 PowerBuoy™ does not present significant risks to marine life, or emit significant levels of pollutants, and therefore has minimal environmental impact as compared to some other current solutions. We believe there is no significant audible impact and our system does not have a negative effect on marine life, as validated by the U.S. Navy and DOE.

●	Ocean and factory-tested technology. Our PB3 PowerBuoy™ is designed to be durable, with a three-year interval between required maintenance activities. The PB3 has survived hurricanes and tropical storms during harsh sea conditions. Since 1997 we have conducted ocean tests to demonstrate the viability of our technology. In 2011, we conducted multiple ocean tests of the predecessor PB3 PowerBuoy™ under a contract with the U.S. Navy. More recently, we conducted multiple ocean tests of our current generation PB3 PowerBuoy™, including our now commercial version. In 2015, we instituted factory-based PTO-accelerated life testing which simulates continuous operations under extremely harsh conditions. During the 2017 fiscal year, we also implemented additional features to accommodate the feedback received from potential customers and end-users in support of further simplifying ocean deployments and increasing product application versatility. Further, we also focused on standardizing manufacturing and production testing procedures and worked closely with our supply base in order to ensure production repeatability. To date, we have achieved over 67 million cumulative strokes across our fleet of power takeoffs with no material failures in our commercial PTO design. This is equivalent to more than four cumulative years of continuous typical ocean operation for the markets we are pursuing.

●	Efficient design in harnessing wave energy. We have designed and validated our PB3 PowerBuoy™ for maximized power generation in average ocean wave conditions through optimized mechanical to electrical wave energy conversion. We have designed the onboard ESS to provide several days of continuous rated power during periods of low or no wave activity, depending on payload power consumption. The PB3 PowerBuoy™ is equipped with a variety of communication capabilities including satellite, cellular, and Wi-Fi that are capable of transmitting payload data in real time (e.g., sensors or equipment that require power and communications capabilities), subject to the limits of the service provider.

●	Prior commercial relationships enabled the development of our technology. Our prior and existing relationships with the U.S. Navy, DOE, U.S. Department of Homeland Security and MES have allowed us to develop our PB3 PowerBuoy™ for a variety of needs in various industries. We believe these relationships have helped position us within the private sector in support of commercialization, which we believe enhances our market visibility and attractiveness to our prospective customers. For example, in 2011 our PowerBuoy™ provided persistent power to an integrated radar and sonar system, significantly extending the U.S. Navy’s surveillance range. We have also demonstrated persistent maritime vessel detection with the U.S. Department of Homeland Security by integrating a hydrophone onto our PowerBuoy™ and demonstrating enhanced maritime traffic detection. In each instance, the resulting data have informed our next design iterations to improve critical operations and reliability.

Business Strategy

We continue to commercialize our PB3 PowerBuoy™ for use in remote offshore power and real-time data communications applications. In order to achieve this goal, we are pursuing the following business objectives:

●	Sell and/or lease the PB3 PowerBuoy™. We believe our PB3 PowerBuoy™ is well suited for many remote offshore applications. We have observed potential market demand for both PowerBuoy™ sales and leases within our selected markets, and we intend to sell and lease the PB3 PowerBuoy™ to these markets. Additionally, we intend to provide services associated with product sales and leases such as maintenance, remote monitoring and diagnostic, application engineering, planning, training, and logistics support required for the PB3 PowerBuoy™ life-cycle. We continue to increase our commercial capabilities through new hires in marketing, sales, and application support, and through engagement of expert market consultants in various geographies.

●

Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts in North America, Europe, Australia, and parts of Asia and South America. We believe that each of these areas has sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We believe that offering a turn-key solution, and not just power, is key to securing long term success.

Ø	Commercial collaborations. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known groups, including MES in Japan, PMO in the United Kingdom, Eni in Italy, the National Data Buoy Center (“NDBC”), the Wildlife Conservation Society (“WCS”), Sonalysts (with expertise in subsea and surface communications, systems integration, and big-data management), and HAI Technologies (an innovative company focusing on bringing new capabilities to the oil and gas industry). We continue to seek other opportunities to collaborate with application experts from within our selected markets.

Ø	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy™ in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regard to servicing of our PB3 PowerBuoy™.

●	PB3 cost reduction and PowerBuoy™ product development. Our engineering efforts are focused on customer application development for PB3 sales, cost reduction of our PB3 PowerBuoy™ and improving the energy output, reliability, maintenance interval and expected operating life of our PowerBuoy™. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe we will be able to address new applications by developing new products that increase energy output.

Market Opportunities

The National Oceanographic and Atmospheric Administration (“NOAA”) Ocean Enterprise Report for 2016 estimated that the annual market for what NOAA describes as the “Ocean Enterprise” is $8.5 billion. The report addressed for-profit and not-for-profit businesses that support ocean measurement, observation and forecasting. Among the market sectors included in the report are oil and gas, science and research and security and defense sectors. We believe that this report addresses only a segment of the potential market opportunities that we are targeting.

Oil and Gas

We believe the offshore oil and gas industry is undergoing a significant transformation as it continues to invest in new technologies that enable cost savings and the digitization of operations. The industry encompasses more than 10,000 offshore sites, including exploration, production, reservoir management, and sites pending decommissioning based on information from the U.S. Bureau of Safety and Environmental Enforcement and industry organizations and publications. We believe that we have opportunities to implement one or more PB3 PowerBuoys™ at a large number of these sites to provide power in applications that are not currently possible, or to displace current power solutions.

Science and Research

Science and research provides environmental intelligence to the entire ocean enterprise, which supports ocean measurement, observation and forecasting, and is an important provider of information to maritime commerce and the entire “blue economy.” Maritime commerce and the scientific community depend on information from areas such as meteorology, climate change, ocean seismometry currents, and biological processes in order to inform operations and development. These groups often require a power and communications solution in remote offshore locations. According to NOAA’s 2016 Ocean Enterprise report, the total U.S. available ocean observing market from 2017 through 2021 for ocean-based systems infrastructure is projected to be $2.0 billion.

Security and Defense

We believe that our PB3 PowerBuoy™ is uniquely positioned to be used to provide power and communications for multiple applications within the security and defense market. The PB3’s ability to power multiple payloads may be an attractive feature for defense and security, as their systems can be easily integrated into other PowerBuoy™ applications allowing their operation to be concealed. An example application for domestic and international defense departments and defense contractors includes forward deployed energy and communications outposts (which is a current U.S. Department of Defense program), both above and below sea surface. Other example applications include early detection and warning systems, remote sensing stations, high frequency radar, sonar, electro-optical and infrared sensors for maritime security, network communications systems, and unmanned underwater vehicle docking stations. According to a 2014 Frost and Sullivan report, market expenditures for global security reached $29.0 billion in 2012 and are projected to reach $56.5 billion in 2022. Maritime security expenditures were approximately 45% of the global security market.

Communications

We believe that opportunities also exist in other markets such as communications. The addition of near shore and offshore cellular and Wi-Fi platforms with reliable and persistent power could open new market opportunities for telecommunications carriers by displacing a portion of the maritime satellite communications market, while potentially decreasing communications costs for the marine, offshore oil and gas, and airline industries. As an example, according to a 2015 Frost & Sullivan Oil & Gas Satellite Communications market report, the estimated 2020 annual spend on satellite communications in the oil and gas market is projected to be $459 million. According to an industry research paper titled “Prospects for Maritime Satellite Communications.” in 2015 the global maritime satellite communications market has already reached close to 338,000 terminals, with $1.7 billion in revenue at the satellite communications service provider level. The report also notes that the value of the maritime satellite communications market is expected to continue to grow over the next decade, with a 10-year compound annual growth rate of 5% in terminals and revenue, primarily due to the increasing need for maritime data communications.

Implementation Strategy

We have made significant progress in redesigning and validating our commercial-ready PB3 PowerBuoy™ for use in remote offshore applications. Since 2015, we have brought the PB3 from initial concept to a full-scale design. We have performed multiple prototype iterations. During this time, we have conducted a number of in-ocean tests in combination with our facility-based accelerated life testing to validate our commercial-ready PB3 PowerBuoy™ and to prepare for low rate initial production. In 2017, we relocated our corporate headquarters to Monroe Township, New Jersey. We believe that this will allow us to expand our manufacturing capabilities and to move toward higher volume PowerBuoy™ production. In fiscal 2018 we have made progress in marketing our PB3 PowerBuoy™, as evidenced by requests for proposals. We are developing a new approach from R&D to commercialization of SELL, BUILD, SHIP as our motto and we intend to build on our success by implementing processes and solutions that cover the entire life cycle, from demand generation to closing the contract, and from channel strategies to customer care.

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

As previously noted, several of these customer application discussions have resulted in requests for proposals. Many proposal requests are for projects where our PB3 PowerBuoy™ is part of a larger solution demonstration, and typically include the potential lease or sale of one or more PB3 PowerBuoys™, as well as required services and maintenance support. Demonstration projects are a necessary step toward broad solution deployment and revenues associated with specific applications. A proposal phase typically lasts from three months to more than one year. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of our company and capabilities and may include negotiation of standard terms and conditions. Many proposals contain provisions which would mandate the sale or lease of the PB3 PowerBuoy™ upon successful conclusion of the demonstration project.

We believe this is an accurate depiction of the overall sales cycle for new technology in each of our target markets, including the PB3 PowerBuoy™. However, cycle times for each step of the sales cycle will vary depending on several customer factors, including, but not limited to, technical evaluation, project priorities, the funding approval process, and alignment of new technology integration with the customer’s broader operational strategy. We believe that the resulting evidence of potential demand, vis-à-vis specific application proposal requests, are indicative of significant progress in our commercialization strategy. We believe that we have the potential for growth as a result of our positioning for higher volume production of our PB3 PowerBuoy™ and the initial indications of demand for our PB3 PowerBuoy™ in multiple customer applications.

Product and Technologies

The following is a summary of the development and history of our current PowerBuoy™ product and our technologies.

Wave Energy

The energy contained in ocean waves is a form of renewable energy that can be harnessed to generate electricity. The interaction between the wind and the ocean surface causes energy to be exchanged. At first, small waves occur on the ocean surface. As this process continues, the waves become larger and the distance between the top of the waves becomes longer. Wave size, and the amount of kinetic wave energy, depends on wind speed, wind duration and the distance covered. The vertical motion of the waves moves the float component of our PowerBuoy™, creating mechanical energy which our proprietary technologies convert into usable electricity.

We believe that using wave energy for electricity generation has the following potential benefits, compared to existing incumbent solutions.

●	Scalability within a small site area. Due to the dense energy in ocean waves, we believe that multiple PowerBuoys™ may be aggregated in an array that would occupy a reasonably small area to supply electricity to larger payloads. We believe the aggregation of a larger number of PowerBuoys™ could offer end users a variety of advantages in availability, reliability and scalability. To date, we have not deployed an array of PowerBuoys™ to test and validate our hypothesis, and we cannot assure that a PowerBuoy™ array would generate the energy required to meet the needs of every prospective customer.

●	Predictability. The generation of power from wave energy can be forecasted several days in advance. Wave energy can be calculated with a high degree of accuracy based on satellite images and meteorological data, even when the wave is hundreds of miles away and days from reaching a PowerBuoy™. Therefore, we believe end-users relying on PowerBuoys™ for power may be able to plan their logistics, payload scheduling and other operational activities based on such data and proactively, although actual testing has not yet been conducted.

●	Constant source of energy. The annual flow of waves at certain specific sites can be relatively constant and defined with relatively high accuracy. Based on our studies and analyses of various sites of interest, we believe that we will be able to deploy our PowerBuoys™ in locations where the waves could produce usable electricity for the majority of all hours during a year.

Methods for generating electricity from wave energy can be divided into two general categories: onshore systems and offshore systems. Our PowerBuoys™ are the offshore type. Many offshore systems, including our PowerBuoy™, utilize a flotation device to harness wave energy. The heaving or pitching of the flotation device due to the force of the waves creates mechanical energy, which is converted into electricity by various technologies. Onshore and near shore systems are often located on a shore cliff or a breakwater, or a short distance at sea from the shore line, and typically must concentrate the wave energy before using it to drive an electrical generator. Although maintenance costs of onshore systems may be less than those associated with offshore systems, we believe there are a variety of disadvantages to the former. As waves approach the shore, their energy decreases, therefore, onshore and near shore wave power stations are not capable of exploiting the same amount of energy produced by waves in deeper water. In addition, suitable sites for onshore and near shore systems are limited and potential environmental and aesthetic issues may impede development of these systems due to wave power station size and proximity to communities.

Our principal product is our PB3 PowerBuoy™, which is designed to generate power for use independent of the power grid in remote offshore locations. It consists of a main hull structure surrounded by a floating buoy-like device. The hull is loosely moored to the seabed so that floating buoy can freely move up and down in response to the rising and falling of the waves. The PTO device that includes an electrical generator, a power electronics system, our control system, and our ESS are sealed within the hull. As ocean waves pass the PowerBuoy™, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electrical generator. The power electronics system then conditions the electrical output which is collected within an ESS. The operation of the PowerBuoy™ is controlled by our customized, proprietary control system.

The control system uses sensors and an onboard computer to continuously monitor the PowerBuoy™ subsystems as well as the characteristics of the waves which interact with the PowerBuoy™. The control system collects data from the sensors and the payloads, and uses proprietary algorithms to electronically adjust the performance of the PowerBuoy™. We believe that this ability to optimize and manage the electric power output of the PowerBuoy™ is a significant advantage of our technology.

In the event of large storm waves, the control system automatically locks the PowerBuoy™ and electricity generation is suspended. However, the load center (either the on-board payload or one in the vicinity of the PowerBuoy™) may continue to receive power from the on-board ESS. When wave heights return to normal operating conditions, the control system automatically unlocks the PowerBuoy™ and electricity generation and ESS replenishment recommences. This safety feature helps to prevent the PowerBuoy™ from being damaged by storms.

In March 2016, we announced a rebranding of our PowerBuoy™ systems as part of our commercialization efforts and to closely align our PowerBuoy™ products with the perceived best practices of analogous industries based on power generation and on-board energy storage capabilities. Under our new naming conventions, our current PowerBuoy™ is referred to as the “PB3,” corresponding to “PowerBuoy™ with a nominal name-plated capacity rating of three kilowatts.” References to the “APB350” on our website, and in our SEC filings including this Annual Report refers to earlier prototype PowerBuoys™ containing earlier generation PTOs and other earlier technologies.

The PB3 has undergone design iterations focused on improving its reliability and survivability in the anticipated operating ocean environment, and will continue to undergo further enhancements through customary product life cycle management. The PB3-A1 was an initial prototype that has now undergone in-ocean and accelerated life testing, and we believe that the PB3 achieved a maturity level for use by early adopters in fiscal 2017. We continue the process of commercialization of our product and we cannot assure you that we will be successful in our efforts to do so. We believe that the PB3 will generate and store sufficient power to address some application requirements in our target markets. Our engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys™ and, if we are able to do so, we believe the PowerBuoy™ would be useful for additional applications where cost savings and additional power are required by our potential customers. We continue to explore opportunities in these target markets, and we have not yet developed any integrated solutions and product offerings in these potential markets. We believe that by increasing the energy output of our PowerBuoys™ we may be able to address larger segments of our target markets. By improving our design and manufacturing, we also seek to reduce the cost of our PowerBuoys™ through further design iterations and manufacturing ramp-up. In so doing, we seek to improve customer value, displace more incumbent solutions, and become a viable power source for additional applications in our target market segments.

Research and Development

Our team has a broad range of experience in mechanical engineering, electrical engineering, hydrodynamics and systems engineering. We have engaged in extensive efforts to develop the PowerBuoy™, improve PowerBuoy™ efficiency, reliability and power output, and improve manufacturability while reducing cost and complexity. Our recent efforts have been focused on optimizing the size of our PowerBuoys™ in order to balance customer cost (both capital and operating expenses) with power output of our PowerBuoys™. Such efforts include reducing overall product size and weight by considering the use of materials other than steel for the external structure of our PowerBuoys™. Other recent efforts included the development of scalable, higher efficiency, lower cost, higher reliability and less customized PTO systems, and the use of higher energy density and lower weight energy storage technologies. We continue to seek to increase the capabilities of our PowerBuoy™ systems by designing flexible interfaces and rendering them sensor and payload agnostic.

We have also focused on the development and implementation of accelerated testing regimens and techniques known as accelerated life testing. Such methods accelerate failures in a laboratory environment, as compared to more lengthy and expensive full-scale ocean deployments during normal use and extreme conditions. This testing allows us to quantify the life characteristics of critical components and subsystems which would normally require several years of operation in ocean conditions to achieve similar levels of wear and tear. Accelerated life testing is used successfully in other industries such as automotive and aerospace and is a critical enabler for rapid product and technology development and maturation. We believe that the combination of laboratory and ocean test regimens coupled with carefully planned PowerBuoy™ ocean tests will help us to improve our effectiveness in commercializing our products.

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

Deployments

We continue to receive important feedback from in-ocean trial deployments of our PowerBuoys™, as is customary in the marine industry for new vessels and products prior to final acceptance by their customers. If we are able to increase PowerBuoy™ production, we anticipate that the need for in-ocean trials of our mature products will diminish. Deployment sites are selected based on minimum ocean depth, appropriate wave activity for power generation requirements of associated deployment payloads, and proximity to end-user operations. The PB3 can be transported over land to the deployment port using conventional transportation methods. Once at port, the PB3 can be lifted into the water or onboard a vessel using a readily available crane of appropriate capacity. The PB3 may then be towed to site using a standard vessel (if the location is within an appropriate distance from the port), or the PB3 may be carried aboard a vessel to its offshore location, and craned into the water at site. The PB3 is then attached to the mooring system, which is installed during a separate operation, after which a brief commissioning process places the PB3 into operation. Recent deployments include the PB3-A1 in August and October of 2015, and again in June and July of 2016 which was the final validation of the PB3 prior to the MES deployment in Japan.

Product Insurance. We currently have a property loss and liability insurance policy underwritten by Lloyd’s Underwriters that covers the deployment and storage of our PowerBuoys™.

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

Environmental Approval and Compliance. We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, in the U.S., the construction and operation of PowerBuoys™ offshore would require permits and approvals from the U.S. Coast Guard, the U.S. Army Corps of Engineers and other governmental authorities. These required permits and approvals evaluate, among other things, whether a project is in the public interest and ensure that the project would not create a hazard to navigation. Other foreign and international laws may require similar approvals. We provide you with additional information under “Regulation” below.

Customers

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

●	In June 2018, we entered into a contract with PMO for the lease of a PB3 PowerBuoy™ to be deployed in one of PMO’s offshore fields in the North Sea. Under the agreement, the PowerBuoy™ will provide communications and remote monitoring services for PMO assets and will demonstrate its ability to monitor and alert vessels in the area after the Floating Production, Storage and Offloading vessel is removed. The initial trial phase shall last for three months, and if successful, PMO may elect to extend for a second six-month trial phase and a third three-month trial phase. We will be paid a flat fee specified in the contract for each phase of the lease. At the end of the twelve months, PMO will have the option to extend the lease on a month-to-month basis as well as to purchase the PowerBuoy™. If PMO elects to purchase the unit, the parties will negotiate mutually agreeable terms. We have agreed to assist PMO in deployment and commissioning of the unit, as well as related data collection and assessment of performance. PMO is responsible for all costs associated with deployment and installation.

9

●

In March 2018, we entered into an agreement with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 PowerBuoy™ lease and associated project management. The PB3 PowerBuoy™ will be deployed in the Adriatic Sea to advance Eni’s Clean Sea technology for marine environmental monitoring and offshore asset inspection using AUV’s. The PB3 PowerBuoy™ will be used to demonstrate subsea battery charging, and eventually may be used to provide a stand-alone charging station and communications platform that would enable the long-term remote operation of AUVs. At the end of June 2018, the buoy build is 90% complete and system level factory acceptance test is completed. OPT plans to ship the PB3 to Eni in August 2018.

●

In January 2018, we entered into a 3-month agreement totaling approximately $0.1 million with PMO to study the feasibility of using the PB3 PowerBuoy™ for decommissioning operations in the North Sea. The contract outlines work that will determine the viability of using the PB3 for monitoring and guarding remaining wells and subsea equipment after removal of a floating production, storage and offloading vessel and prior to subsea decommissioning and/or well plugging and abandonment operations. During the study, we are working closely with PMO’s other subsea equipment suppliers to produce a design to integrate their equipment into the PB3. The feasibility study was completed and submitted to PMO for review and final approval. In June 2018, we entered into a contract with PMO for the lease of a PB3 PowerBuoy™ to be deployed in one of PMO’s offshore fields in the North Sea.

●	In February 2017, we entered into a Joint Application Development and Marketing Agreement with HAI Technologies to pursue mutual opportunities. The initial focus of the agreement is on offshore oil and gas subsea chemical injection systems where persistent power and real-time data communications are critical.

●	In December 2016, we entered into a Joint Marketing Agreement with Sonalysts, Inc. to explore and pursue mutual opportunities in defense and oil and gas applications. The agreement includes the exploration and assessment of the use of the PB3 as a platform to provide power and communications for these markets.

●	In September 2016, we entered into a contract with ONR totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™ leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. We completed the Phase 2 BASE Effort work under the contract which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™. The Company is waiting for ONR funding of Phase 2, Option 1 to be approved.

●	We have worked with MES (from 2010 to current) to develop several PowerBuoy™ projects in Japan. Historically, our agreements with MES have provided for MES to reimburse us for specific costs associated with research, development and deployment of our PowerBuoy™ product. In March 2016, we entered into a letter of intent with MES to conduct funded pre-work tasks and to negotiate a definitive agreement that would allow for the lease of the PB3 PowerBuoy™ for a project off the coast of Kozushima Island, Japan following a planned stage gate review. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process is a generally accepted industry practice and has been utilized by other customers such as the DOE. A final contract totaling nearly $1.0 million was negotiated and finalized with MES in May 2016 that included engineering and logistics support, and the lease of our PB3 PowerBuoy™ for a 7-month period, its ocean deployment, associated data collection and monitoring of its performance. Upon the completion of the engineering pre-work and a successful stage gate review, the PB3 was shipped to Japan and was deployed off Kozushima Island from April to September 2017. The MES lease concluded in September 2017 and the PB3 was shipped back to New Jersey.

●	In May 2016, we entered into a Memorandum of Agreement (“MOA”) with WCS to explore the use of our PowerBuoys™ in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 was deployed off of the coast of New Jersey which sought to establish a baseline acoustic survey. The deployment proceeded for approximately three months and met all project objectives. The deployment proceeded for approximately three months and met all project objectives.

●	In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the NDBC to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy™ . NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration was to be conducted off the coast of New Jersey. We integrated the SCOOP onto our PB3 PowerBuoy™ and in June 2016 we deployed the system off of the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, were carried out. The SCOOP was powered by the PB3, and provided metocean data to OPT and to NDBC. The deployment proceeded for approximately three months and met all project objectives.

Current Customers

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Twelve months ended April 30,
	2018	2017

Eni S.p.A.	33%	0%
Mitsui Engineering & Shipbuilding	43%	80%
Premier Oil UK Limited	10%	0%
U.S. Department of Defense Office of Naval Research	14%	20%
	100%	100%

In order to achieve success in commercializing our products, we must expand our customer base and obtain commercial contracts to lease or sell our PowerBuoy™ and related services to customers. Our potential customer base for our PowerBuoys™ includes various public and private entities, and agencies that require remote offshore power. To date, substantially all of our revenue producing contracts have been with a small number of customers under contracts to fund a portion of the costs of our operational efforts to develop and improve our technology, validate our product through ocean and laboratory testing, and business development activities with potential commercial customers. Our goal in the future is that an increased portion of our revenues will be from the lease or sale of our products and related maintenance and other services.

Historic Projects

Our relationships and projects during recent years include, but are not limited to, the following:

●	The U.S. Navy and Department of Homeland Security.

o	From 2009 to 2011, we ocean-tested our utility-scale PowerBuoy™ at the U.S. Marine Corps Base, Hawaii at Kaneohe Bay. The PowerBuoy™ was launched under our program with the U.S. Navy for ocean testing and demonstration of a prior iteration of our PowerBuoy™, including connection to the Oahu power grid.

o	From 2007 to 2013, we worked on two separate contracts to fabricate and deploy two autonomous PowerBuoys™, which were subsequently deemed obsolete, as an alternate power source for the U.S. Navy’s Deep Water Active Detection System (“DWADS”).

o	In 2009 and 2010, we were awarded $2.4 million and $2.75 million, respectively, from the U.S. Navy to develop a Littoral Expeditionary Autonomous PowerBuoy™ (“LEAP”) prototype. The LEAP contract was developed to enhance the U.S. Navy’s territorial protection capability by providing potential persistent power at sea for port maritime surveillance in the near coast, harbor, piers and offshore areas. During the LEAP contract, we designed, built and deployed in 2011 a PowerBuoy™ structure incorporating a new PTO system. The system was deployed by a U.S. Coast Guard vessel and was ocean-tested approximately 20 miles off of the coast of New Jersey. It was integrated with a Rutgers University-operated land-based radar network that provided ocean current mapping data for the National Oceanographic and Atmospheric Administration (“NOAA”) and U.S. Coast Guard Search and Rescue (“SAR”) operations. The ocean test of the LEAP vessel detection system demonstrated dual-use capability of the radar network and helped to verify our technology as a potential persistent power source for systems requiring remote power at sea. During the ocean testing under these contracts, our PowerBuoy™ withstood the high storm waves of Hurricane Irene which occurred in August 2011.

o	In 2012, we executed a CRADA with the U.S. Department of Homeland Security to collaborate and demonstrate persistent maritime vessel detection. The vessel detection ocean demonstration in 2013 utilized the same PowerBuoy™ under the LEAP contract with additional sensors. This additional deployment provided critical data which informed our next design iteration, and which incorporated major modifications to address critical operations and reliability improvements. This project concluded in 2013.

●	Lockheed Martin. From 2004 to 2014, we had several project teaming agreements and license agreements with Lockheed Martin.

●	Australia. In 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (“Leighton”) for the development of wave power projects off the coast of Australia. In 2009, Leighton formed Victorian Wave Partners Pty Ltd (“VWP”), a special purpose company for the development of a wave power project off the coast of Victoria, Australia. In 2010, VWP and the Commonwealth of Australia entered into an Energy Demonstration Program Funding Deed (“Funding Deed”), wherein VWP was awarded an A$66.5 million (approximately US$62 million) grant for the wave power project. However, receipt of funds under the grant was subject to certain terms, including achievement of future significant external funding milestones. The grant was expected to be used towards the A$232 million proposed cost of building and deploying a wave power station off the coast of Australia (the “Project”). In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd acquired 100% ownership of VWP from Leighton. In January 2014, VWP signed a Deed of Variation with the Australian Renewable Energy Agency (“ARENA”) that amended the Funding Deed, and, in March 2014, received the initial portion of the grant from ARENA in the amount of approximately A$5.6 million (approximately US$5.2 million) (the “Initial Funding”). The Initial Funding was subject to claw-back provisions if certain contractual requirements, including performance criteria, were not satisfied. In light of the claw-back provisions, we determined to classify the Initial Funding as an advance payment, hold the funds as restricted cash and defer recognition of the funds as revenue. In July 2014, the VWP Board of Directors determined that the project contemplated by the Funding Deed was no longer commercially viable and terminated the Funding Deed. The Initial Funding was returned to ARENA. We do not currently have any projects in Australia.

●	Japan. In fiscal years 2014-2016, we worked with MES under several contracts to enhance our PowerBuoy™ technology for Japanese sea conditions for both utility scale and autonomous applications. Under these contracts and leveraging prior work with MES, we analyzed methods to maximize buoy power capture, performed modeling and wave tank testing, evaluated novel mooring strategies and conducted design reviews. Currently, the utility scale effort with MES has been suspended and our current efforts with MES are focused on autonomous applications. We billed and were paid for all eligible costs incurred under the previous utility scale project with MES in fiscal 2015. Our revenue recorded in fiscal 2016 and 2017 reflect the total amount paid on these MES contracts. See above under “Current Customers” for a description of our current contract with MES.

●	Reedsport, Oregon Project. We obtained a permit in 2007 from the Federal Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Reedsport, Oregon. In addition, we received two cost-sharing contracts with the DOE for approximately $4.4 million to construct and deploy a single PowerBuoy™ off the coast of Reedsport. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we were taking the steps necessary to close out this project with the DOE. In May 2014, we filed an application to surrender the FERC permit for the remaining phases. In August 2014, in cooperation with the State of Oregon Department of State Lands, we removed anchoring and mooring equipment from the seabed off of the coast of Oregon. In fiscal 2016, we dispositioned the PowerBuoy™. In late fiscal 2016 and early fiscal 2017, we disposed of the remaining anchoring and mooring equipment through a local entity and by June 2017 the project was closed out.

●	The EU WavePort Project. In 2010, we were awarded €2.2 million under the European Commission’s Seventh Framework Programme (“FP7”) by the European Commission’s Directorate (“EC”) responsible for new and renewable sources of energy, energy efficiency and innovation. This grant was part of a total award of €4.5 million to a consortium of companies, including us, to deliver a PowerBuoy™ wave energy device, referred to as the PB40 (a legacy utility scale buoy), under a project entitled WavePort. We commenced work under this grant in fiscal 2012, and this cost-sharing contract expired on July 31, 2014. Due to a variety of factors, in October 2014, we shipped the PB40 back to New Jersey in order to undertake to deploy it off of the coast of New Jersey using our own funding. The legacy utility scale buoy was deployed in July 2015 and retrieved in August 2015, due to failure of a component part. We do not intend to redeploy the PB40. Following a project audit, final payment under the WavePort Project was received and recognized as revenue in fiscal 2016. Subsequently, the Company proceeded with the deployment site remediation to meet the terms of its deployment permit requirements. The site remediation was completed on May 18, 2017.

●	PowerBuoy™ Development Projects. In April 2010, we received a $1.5 million award from the DOE for a feasibility study of a PowerBuoy™ with the ability to produce up to 500kW of power (referred to as the “PB500”). In fiscal 2011, we received additional awards totaling $4.7 million for the PB500 structure and PTO optimization study, $2.3 million from the U.K. Government’s Technology Strategy Board and $2.4 million from the DOE. In fiscal 2014, upon completion of the concept design and associated trade studies that included detailed mechanical analyses, manufacturability and overall projected performance, the study concluded that a PB500 would not be technically feasible or economically viable. In March 2015, we successfully completed a stage gate review and a review of project deliverables with the DOE where advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability were reviewed. Following a stage gate review, the project was successfully completed in fiscal 2016.

Manufacturing

We engage in two types of manufacturing activities: 1) the manufacturing of the high value-added PTO components for systems control, power generation and conversion, and energy storage for each PowerBuoy™; and 2) contracting with outside companies for the fabrication of the buoy structure, mooring system, and cabling.

Our core in-house manufacturing activity is the assembly, final systems integration and testing of the PTO and its components, which is conducted at our New Jersey facility. The power generation system consists of electro-mechanical components, and the control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electricity. The sensors and control systems use sophisticated technology to optimize the performance of the PowerBuoy™ in response to changing operating conditions and payload power demand. We maintain a portfolio of patents, including those that cover our power generation, power conversion and control technologies.

We purchase the remaining components and materials for each PowerBuoy™ from various vendors. We provide specifications to each vendor, and they are responsible for performing quality analysis and quality control over the course of construction, subject to our review of the quality and test procedure results. After the vendor completes the testing of the buoy structure, it is transported to our facility for final integration of the PTO. After each vendor completes testing of the remaining components, they are transported ready-to-install to the project site. We do not believe that we are dependent on any single vendor for manufacturing the components of and materials for our PowerBuoy™, and we believe that there are many available manufacturers for our component parts if a particular manufacturing partner should become unavailable or expensive. However, we have only manufactured our PowerBuoys™ in limited quantities for use in development and testing and have limited commercial manufacturing experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Moreover, we do not have long-term contracts with our third-party manufacturers or vendors. In order to be successful in our efforts to commercialize our PowerBuoys™, we will need to secure stable relationships with a variety of manufacturers and vendors that can supply component parts and materials for our PowerBuoy™ products.

In December 2017, we relocated our corporate headquarters and manufacturing operations from Pennington, New Jersey to Monroe, New Jersey. Our new facility offers approximately 56,000 square feet of manufacturing and office space, which is more than double the size of our prior facility. This larger space supports our increased operational needs, and also allows for our anticipated growth over the next several years. We believe this new facility will enable us to implement world class assembly and testing processes, emphasizing product quality and employee safety, while significantly improving our ability to increase product throughput. We believe that our decision to relocate our operations is integral to our overall business growth strategy.

Marketing and Sales

We continue to enhance our marketing capabilities across our target markets and we have begun actively marketing our PowerBuoys™. We currently use a direct sales force consisting of employees and industry expert consultants. Because our PowerBuoys™ use technology which is not yet considered mature by our target markets, we expect that the customer decision process could require us to spend substantial time educating end-users and stakeholders, which may result in a lengthy sales cycle.

We attend and display our products at tradeshows and conferences that represent our pursued markets. In 2018, we highlighted our Anchorless PowerBuoy™ at the Navy Forum for SBIR/STTR Transition in National Harbor, Maryland. In May 2018, we displayed our full-size PowerBuoy™ PB3 at the Offshore Technology Conference in Houston, Texas.

We market our PowerBuoys™ to companies and entities requiring remote offshore power and communications; for example, oil and gas companies for potential applications such as remote sensing, trace heating, or autonomous site monitoring, power and communications for remotely operated vehicles or autonomous underwater vehicle charging stations. We also see opportunities for security and defense applications using active sensors such as high frequency radar and acoustic systems with significant processing and communications requirements.

Additionally, we continue to seek to enter into strategic relationships to develop application solutions with commercial and military sensor and equipment manufacturers, where we might grant licenses to manufacture, market or operate PowerBuoys™ or PowerBuoy™ subsystems.

Backlog

As of April 30, 2018, our backlog was $0.7 million. This backlog includes amounts remaining to be paid under the Eni and Premier contracts. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Competition

We expect to compete with other providers of in-ocean autonomous power sources, primarily consisting of subsea batteries, solar and fossil-fuel power sources, where many of the providers are substantially larger than OPT and may have access to greater financial resources. Incumbent sources of in-ocean power may also represent established and reliable power sources and may have already gained customer acceptance. Our ability to compete successfully for business from applications seeking in-ocean power will depend on our ability to produce and store energy reliably and at a total cost that is competitive with or lower than that of other sources, and on the on-going reliability of our product and customer perception of our company. Our ability to compete effectively may be adversely affected by our current need for additional financing and our future customers’ concerns about our long-term viability.

We also may eventually compete against other renewable wave generated power providers. As of June 2018, there were more than nearly 260 companies, some with institutional funding, listed in the DOE’s Marine and Hydrokinetic (“MHK”) Technology Database. This DOE database provides up-to-date information on marine and hydrokinetic renewable energy technologies and companies, both in the U.S. and around the world. Many of these companies are located in the U.K., continental Europe, Japan, Israel, the U.S. and Australia, and many of those companies are pursuing the utility, grid-connected energy market. The MHK industry is both highly competitive and continually evolving as participants strive to differentiate themselves by promoting their specific technology focusing on cost and efficiency. The companies are subdivided by implementation: wave power, current power, tidal and ocean thermal energy conversion. Within wave power, the technologies are classified as point absorber, oscillating wave column, overtopping device, attenuator and oscillating wave surge converter. Our PowerBuoy™ wave energy converter is classified as a point absorber.

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

Our analysis of the DOE database indicates that approximately 20 wave energy technologies were selected for further evaluation by the DOE, primarily based on company financial capability, type of system and potential to compete in autonomous (non-grid connected) markets. Of these, there are three companies that we believe may have the technical capability and financial viability to compete in the offshore autonomous power market; however, their technologies are still in early stage development with limited ocean testing. We believe that none of these technologies are at the maturity level of our current PB3 PowerBuoy™, and because of this we believe that we continue to maintain a first mover advantage.

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

As of June 2018, we have been issued 65 U.S. patents, of which 50 are active and 15 have expired. Outside of the U.S. we have been issued 200 patents across 13 countries with 33 of the active U.S. patents having at least one corresponding issued foreign patent. We have filed for 3 additional U.S. patents and 1 of the U.S. patents applications have corresponding foreign patent applications. Our patent portfolio includes patents and patent applications with claims directed to:

●	system design;
●	control systems;
●	power conversion;
●	anchoring and mooring; and
●	wave farm architecture.

The expiration dates for our issued U.S. patents range from 2018 to 2032. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with U.S. federal government funding are subject to certain government rights as described in “Risk Factors — Risks Related to Intellectual Property.”

We use trademarks on nearly all of our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PB-Vue®, OPTMicrobuoy®, CellBuoy®, PowerTower®, Making Waves in Power®, Talk on Water® and ® marks in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

Regulation

Our PowerBuoys™ are subject to regulation in the U.S. and in foreign jurisdictions concerning, among other areas, site approval and environmental approval and compliance. In order to encourage the adoption of offshore power solutions, many governments offer subsidies and other financial incentives and have mandated renewable energy targets which some of our customers may be able to leverage. However, these subsidies, incentives and targets may not be applicable to our technology and therefore may not be available to our customers.

The renewable energy industry has also been subject to increasing regulation. As the renewable energy industry continues to evolve and as the wave energy industry continues to evolve, we anticipate that wave energy technology and our PowerBuoys™ and their deployment will be subject to increased oversight and regulation in accordance with international, national and local regulations relating to safety, sites, and environmental protection.

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

Employees

As of April 30, 2018, we had 35 full-time employees. Of these employees, 34 are located in the United States and one is located in the United Kingdom. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

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

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $197.5 million at April 30, 2018. We generated revenues of only $0.5 million in fiscal 2018, and $0.8 million in fiscal 2017. At April 30, 2018, we had approximately $11.5 million in cash on hand. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2018, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2019, including $0.6 million of payments due by August 30, 2018 as a return of an option fee due to ineligibility for certain emission credits.

We continue to experience operating losses and currently have two revenue producing contracts. During fiscal 2018, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $0.9 million per month. Even if wave energy technology achieves broad commercial acceptance, our PowerBuoys™ may not prove to be a commercially viable technology for generating electricity from ocean waves.

We have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $14.5 million in fiscal 2019 including product development spending of more than $6.3 million. However, we may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2019, if we are not successful in our efforts to raise additional capital. We cannot assure our stockholders that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure our stockholders that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

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

We have incurred net losses since we began operations in 1994, including net losses of $10.2 million and $9.5 million in fiscal 2018 and 2017, respectively. As of April 30, 2018, we had an accumulated deficit of $197.5 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy™. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Historically, a small number of customers have provided substantially all of our revenues and we expect that such concentration will continue for the foreseeable future. In fiscal 2018 commercial contracts accounted for 86% of our revenues and governmental contracts accounted for 14%. In fiscal 2017, revenues from commercial contacts accounted for 80% of our revenues and governmental contracts accounted for 20%.

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

If wave energy technology does not gain broad commercial acceptance, it is unlikely that we will be able to commercialize our PowerBuoy™ and our business will be materially harmed, in which case, we may curtail or cease operations.

If sufficient demand for our PowerBuoy™ does not develop or takes longer to develop than we anticipate, our revenue generation will be limited, and it is unlikely that we will be able to achieve and, if achieved, then sustain profitability.

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoys™ may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys™, but have not yet achieved successful commercialization of our PowerBuoys™. As we seek to manufacture, market, sell and deploy our PowerBuoys™ in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of our PowerBuoys™, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoys™.

If demand for our PowerBuoys™ fails to develop sufficiently, it is unlikely that we will be able to grow our business or generate sufficient revenues to achieve and then sustain profitability. In addition, demand for PowerBuoys™ in our presently targeted markets, including coastal North America, Europe, Australia and Japan, may not develop or may develop to a lesser extent than we anticipate.

If we are not successful in commercializing our PowerBuoy™, or are significantly delayed in doing so, our business, financial condition and results of operations will be adversely affected.

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

An important element of our business strategy is to enter into service contracts with our customers under which we would be paid fees for services related to the maintenance and operation of the PowerBuoys™ purchased from us. In addition, we may offer to lease PowerBuoys™, sell power generated by PowerBuoys™ or sell data gathered by sensors on our PowerBuoys™. Even if customers purchase or lease our PowerBuoys™, they may not enter into service contracts with us. We may not be able to negotiate service, power sale or other contracts that provide us with any additional profit opportunities. Even if we successfully negotiate and enter into such service contracts, our customers may terminate them prematurely or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, if we were unable to perform adequately under such service contracts our efforts to successfully market the PowerBuoys™ could be impaired. Any one of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Since our PowerBuoys™ can only be deployed in certain geographic locations, our ability to grow our business could be adversely affected.

Our PowerBuoys™ are designed for use offshore, but not all offshore areas worldwide have appropriate natural resources for our PowerBuoys™ to harness wave energy. Seasonal and local variations, water depth and the effect of particular locations of islands and other geographical features may limit our ability to deploy our PowerBuoys™ in certain coastal areas. If we are unable to identify and deploy PowerBuoys™ at sufficient sites with appropriate natural resources to permit our PowerBuoys™ to capture wave energy, our ability to grow our business could be adversely affected.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

We have been and expect to continue to be highly dependent on third parties to supply or manufacture components of our PowerBuoys™. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired.

We do not have long-term contracts with our third-party manufacturers or vendors. If we do not develop ongoing relationships with vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all.

In addition, we rely on third parties, under our oversight, for the deployment and mooring of our PowerBuoys™. We have utilized several different deployment methods, including towing the PowerBuoy™ to the deployment location and transporting the PowerBuoy™ to the deployment location by barge or ocean workboat. If these third parties do not properly deploy our systems, cannot effectively deploy the PowerBuoy™ on a large, commercial scale, or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

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

In our targeted markets, which are highly competitive, we compete against incumbent power solutions already being utilized by our customers and potential customers. If we are unable to demonstrate to our customers and our potential customers that our PowerBuoy™ is cost competitive to their existing alternative power solutions, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations, continue to commercialize our PowerBuoy™, or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations could be materially and adversely affected.

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

We market and plan to market our products in multiple global regions, including Europe, Australia, North America and parts of Asia, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the U.S. accounted for 86% of our revenues in fiscal 2018 and 80% of our revenues in fiscal 2017. Risks inherent in international operations include, but are not limited to, the following:

●	changes in general economic and political conditions in the countries in which we operate;

●	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our PowerBuoys™ and make us less competitive in some countries;

●	fluctuations in exchange rates may affect demand for our PowerBuoys™ and may adversely affect our profitability in U.S. dollars to the extent the price of our PowerBuoys™ and cost of raw materials and labor are denominated in a foreign currency;

●	difficulty with staffing and managing widespread operations;

●	complexity of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our PowerBuoys™;

●	inability to obtain, maintain or enforce intellectual property rights; and

●	difficulty in enforcing agreements in foreign legal systems.

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

We anticipate that our contracts with our customers will be structured as capital equipment contracts or capital equipment leases, and could include a cancellation for convenience clause, which we believe is relatively standard in these types of contracts. Cancellation for convenience clauses allow the customer to cancel the contract or lease at their option without cause prior to defined points in time, generally subject to a reasonable notice period. If any of our current or future customers were to cancel their contracts with us for convenience, such cancellation could adversely affect our business.

Risks Related to Product Development and Commercialization

Our product development costs are substantial and may increase in the future.

Our product development costs primarily relate to our efforts to increase the output, durability and commercial viability of our PowerBuoy™. Our product development costs were $4.3 million and $5.0 million in fiscal 2018 and 2017, respectively. It is our goal to fund the majority of our product development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding, but we do not currently have any such committed sources of funding, and we may not be able to secure any such funding in the future. If we are unable to obtain external funding, our operations may be materially and adversely affected, and we may be required to curtail our product development expenses, among other consequences.

We have only manufactured a limited number of PowerBuoys™ and to date we have not produced PowerBuoys™ in any significant quantity or for commercial production. Our PowerBuoys™ have been used for testing and development and may not have a sufficient operating history to confirm how they will perform over their estimated useful life.

We began developing and testing wave energy technology over 15 years ago. However, to date, we have only manufactured a limited number of PowerBuoys™ for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy™ was from December 2009 to January 2012 and was an earlier iteration of our PowerBuoy™. As a result, our PowerBuoys™ may not have a sufficient operating history to confirm how they will perform over their estimated useful life. Our technology may not yet have demonstrated that our engineering and test results can be duplicated in volume or in commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy™. If our PowerBuoy™ is ultimately proven ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoys™ perform below expectations, we could lose customers and face substantial repair and replacement expenses which could in turn adversely affect our business, financial condition and results of operations.

We face numerous accident and safety risks and hazards, including extreme environmental hazards, which are inherent in offshore operations.

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our PowerBuoys™. These hazards and risks could result in personal injuries, loss of life, liberation of a PowerBuoy™ from its mooring due to extreme environmental conditions and damage caused by its drifting, and other damages which may include damage to our properties, including our PowerBuoy™, and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure that we will be able to maintain adequate insurance in the future at reasonable rates.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into application development agreements and strategic alliances with companies committed to providing products and services which require in-ocean energy sources. Generally, these types of relationships obligate us to provide certain services or perform certain tasks in connection with the relationship with the alliance partner, and we are generally responsible for paying the costs we incur relating to such services or tasks. These relationships generally are not expected to provide us with any revenues or sources of financing. We currently have strategic arrangements with WCS and NDBC. If we are unable to reach agreements with additional suitable alliance partners, we may fail to meet our business objectives for the commercialization of our PowerBuoys™. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our PowerBuoys™ to these companies, their affiliates and customers in the future, or growth opportunities may not materialize. Any of which could adversely affect our business, financial condition and results of operations.

We have limited manufacturing experience. If we are unable to increase our manufacturing capacity in a cost-effective manner, our business will be materially harmed.

We plan to manufacture key components of our PowerBuoys™, including the PTO advanced control and generation systems, while outsourcing the manufacturing for other components of our PowerBuoys™, including the structure itself. However, we have only manufactured our PowerBuoys™ in limited quantities for use in development and testing and have limited commercial manufacturing experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner, and to manage multiple vendors with several orders on specific deadlines. In order to meet our growth objectives, we will need to increase our engineering, contract management, and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel, and we have limited funding available to retain such additional staff. Therefore, we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

We may be unable to develop efficient, low-cost manufacturing capabilities and processes that enable us to meet the quality, price, engineering, design and production standards or production volumes necessary to successfully commercialize our PowerBuoys™. If we cannot do so, we may be unable to expand our business, satisfy our contractual obligations or become profitable. Even if we are successful in developing our manufacturing capabilities and processes, we may not be able to do so in time to meet our commercialization schedule or satisfy the requirements of our customers.

Problems with the quality or performance of our PowerBuoys™ would adversely affect our business, financial condition and results of operations.

Our agreements with customers will generally include guarantees with respect to the quality and performance of our PowerBuoys™. Because of the limited operating history of our PowerBuoys™, we have been required to make analytical assumptions regarding the durability, reliability and performance of the systems, and we may not be able to predict whether and to what extent we may be required to perform under the guarantees that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our PowerBuoys™, causing us to incur substantial expense to repair or replace defective systems in the future. We will bear the risk of claims long after we have sold our PowerBuoys™ and recognized revenue. Moreover, any widespread product failures could adversely affect our business, financial condition and results of operations.

We have not yet deployed a wave power array of two or more PowerBuoys™ in a single geographic location. If we are unable to successfully deploy a multiple-system wave power array, our capability to generate revenues may be limited, and we may be unable to achieve and then maintain profitability.

We have not yet deployed a wave power array of two or more PowerBuoys™. Whether we are able to do so is contingent upon, among other things, our ability to manufacture and produce multiple PowerBuoys™ in a short period of time, receipt of required governmental permits, obtaining adequate financing, successful array design and implementation and, finally, successful deployment and connection of the PowerBuoys™.

We have not yet conducted ocean testing or otherwise installed in the ocean a multiple-system wave power array. In particular, unlike single-system wave power arrays, multiple-system wave power arrays may require the use of an underwater substation to connect the power transmission cables from, and collect the electricity generated by, each PowerBuoy™ in the array. We have not yet deployed an underwater substation connected to multiple PowerBuoys™. In addition, unanticipated issues may arise with the logistics and mechanics of deploying and maintaining multiple PowerBuoys™ at a single site and the additional equipment associated with these multiple system wave power arrays.

The development and deployment of an array of PowerBuoys™ could require us to incur significant expenses for preliminary engineering, permitting and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed. We may be unsuccessful in accomplishing any of these tasks or doing so on a timely basis.

Our future success in our selected markets depends in part on our ability to achieve cost savings over existing and incumbent solutions. If we are unable to achieve cost savings relating to our PowerBuoy™, the commercial prospects for our PowerBuoy™ may be adversely affected.

Our goal is to commercialize our PowerBuoy™. Our success in meeting this objective depends, in part, on our ability to provide energy to our prospective customers at a cost savings over existing and incumbent power solutions already being utilized by our customers and potential customers. We have experienced problems and delays in the development and deployment of our PowerBuoy™ in the past, and could experience similar delays or other difficulties in the future. If we are unable to demonstrate to our prospective customers that our PowerBuoy™ is cost competitive with existing alternative power sources, or if it takes us longer to do so than we anticipate, we may be unable to continue our business, achieve commercialization of our PowerBuoy™, achieve a competitive position, satisfy our contractual obligations, or become profitable. In addition, if the costs associated with these development efforts exceed our projections, our results of operations will be materially and adversely affected.

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

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, particularly with respect to our PowerBuoy™ control and electricity generating systems. We generally seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

Our agreements with government agencies in large part fund the research and development of our PowerBuoy™. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, technical data and software, generally including, at a minimum, a non-exclusive license authorizing the government to use the invention, technical data or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights. March-in rights refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. U.S. government-funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications; our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions and march-in rights.

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

Offshore deployment of our PowerBuoy™ is heavily regulated. Each of our deployments is subject to multiple permitting and approval requirements. We are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of in-ocean power generation and the associated potential for environmental hazards of PowerBuoy™ deployment, we expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our deployments could result in increased costs, or in the denial of necessary permits and approvals.

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

Risks Related to Litigation

We are the subject of pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We may be the subject of future securities or other litigation, which could adversely affect our company, our business and our liquidity.

We are the subject of certain pending litigation. Any litigation is costly and time consuming to defend and may distract our management from the daily operations of our business. We may be the subject of additional future litigation, which could adversely affect our company, our business and our liquidity. Although we maintain directors’ and officers’ insurance coverage, we cannot assure you that this insurance coverage will be sufficient to cover the substantial fees of lawyers and other professionals advisors relating to these pending lawsuits or any future litigation, our obligations to indemnify our officers and directors who may become parties to such pending and future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with these lawsuits. In addition, these actions have caused our insurance premiums and retention amounts to increase, and we may be subject to additional increases in the future or be subjected to other changes in our insurance coverages. Further, given the volatility of the market price of our Common Stock, we may be subject to future class action securities and other litigation. Accordingly, we have incurred and may continue to incur substantial legal expenses, judgments and/or settlements relating to pending and future litigation and our management’s time and attention may be diverted from the operation of our business, which could materially and adversely affect the Company.

We may become the target of additional securities litigation, which is costly and time-consuming to defend.

In the past, companies that experience significant volatility in the market price of their publicly-traded securities have become subject to class action securities litigation.  Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits, are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 14 “Commitments and Contingencies – Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2018.

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

Historically, the market price of our Common Stock has fluctuated significantly, and we expect that this will continue. Purchasers of our Common Stock could incur substantial losses relating to their investment in our stock as a result. For the fiscal year ended April 30, 2018, the 52-week high and low prices for our Common Stock was $1.02 and $2.54, respectively. Also, the stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our Common Stock, which could cause purchasers of our Common Stock to incur substantial losses. The market price for our Common Stock may be influenced by many factors, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are currently located in Monroe Township, New Jersey, where we occupy approximately 56,000 square feet under a lease expiring on October 31, 2024. We use this facility for administration, research and development, as well as assembly and testing of the generators and control models for our PowerBuoy™ systems.

ITEM 3. LEGAL PROCEEDINGS

Shareholder Litigation and Demands

The Company and certain of its current and former directors and officers were defendants in a derivative lawsuit filed on March 18, 2015 in the United States District Court for the District of New Jersey captioned Labare v. Dunleavy, et. al., Case No. 3:15-cv-01980-FLW-LHG. The derivative complaint alleged claims for breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment relating to the now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station. The derivative complaint sought unspecified monetary damages and other relief.

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also sought unspecified monetary damages and other relief. On February 8, 2016, the Court issued an order consolidating the Labare and Rywolt actions, appointing co-lead plaintiffs and lead counsel, and ordering a consolidated amended complaint to be filed within 30 days of the order. On March 9, 2016, the co-lead plaintiffs filed an amended complaint consolidating their claims and seeking unspecified monetary damages and other relief.

On April 21, 2016, a third derivative lawsuit, captioned LaCalamito v. Dunleavy, et al., Case No. 3:16-cv-02249, was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty relating to the now terminated agreement between VWP and ARENA. The LaCalamito complaint sought unspecified monetary damages and other relief. The Company was not formally served and did not respond to the complaint.

On June 9, 2016, a fourth derivative lawsuit, captioned Pucillo v. Dunleavy, et al., was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, unjust enrichment, and abuse of control relating to the now terminated agreement between VWP and ARENA. The Pucillo complaint sought unspecified monetary damages and other relief. On August 2, 2016, the parties in the Pucillo lawsuit filed a Stipulation and Proposed Order pursuant to which: (i) the defendants agreed to accept service of the Pucillo complaint; (ii) the parties agreed to stay the Pucillo action pending the filing and resolution of a motion to consolidate the Pucillo action with the Labare and Rywolt actions; and (iii) the parties agreed that the defendants shall not be required to respond to the Pucillo complaint during the pendency of the stay. The Court approved the Stipulation on August 3, 2016.

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

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. The settlement provided for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement, which the Court granted on March 9, 2018. On May 14, 2018, the Court held a final settlement approval hearing at which the Court stated that it was approving the settlement. On June 13, 2018, the Court issued a Final Order and Judgement, approving the Stipulation and Agreement of Settlement. As of April 30, 2018, the Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency with the offset to Statement of Operations. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the Statement of Operations.

On May 26, 2017, an attorney claiming to represent two stockholders sent the Company’s Board of Directors a Stockholder Litigation Demand letter (“Stockholder Demand”). The Stockholder Demand alleges that the voting of shares for the 1-for-10 reverse stock split at the 2015 annual meeting of stockholders held on October 22, 2015 was not properly counted, and further alleges that, although the Company reported the reverse stock split as having been passed, if the vote was properly counted the reverse stock split would not have been approved. The Stockholder Demand requests the Board of Directors either to deem the reverse stock split as ineffective and disclose the same or to seek a proper and effective stockholder ratification of the reverse stock split. In addition, the Stockholder Demand requests the Board of Directors to adopt and implement adequate internal controls and systems to prevent the alleged improper voting from recurring. On June 23, 2017, the Company responded to the Stockholder Demand, explained the procedures that were followed for the 2015 annual meeting of stockholders and provided the Oath of the Inspector of Elections and the Certificate of the Inspector of Elections that certified as accurate the results of the voting at the meeting including voting on the reverse stock split proposal. On June 26, 2017, the attorney representing the alleged stockholders replied to the Company’s response, further alleged that the proxy statement underlying the 2015 annual meeting provided voting instructions that misled the stockholders regarding whether their brokers could vote on the reverse stock split proposal and renewed their requests of the Board. On July 24,2017, the Company provided an additional response to the Stockholder Demand, denied the allegations, and declined to take any of the actions requested.

On June 13, 2018, Tiderunner Marine, Inc. filed a lawsuit in the United States District Court for the District of New Jersey captioned Tiderunner Marine, Inc. v. Ocean Power Technologies, Inc., Case No. 1:18-cv-10496. The complaint names Ocean Power Technologies, Inc. as defendant and alleges claims for breach of contract, unjust enrichment, conversion, and fraud, negligent and/or reckless misrepresentation all as associated with the removal of an OPT mooring system off the coast of New Jersey that was completed in May 2017. The complaint seeks damages in the amount of $2,825,130 together with interest, costs, attorney’s fees, punitive damages and such other relief as may be appropriate under the circumstances. OPT has retained counsel, is investigating the claims, and has not yet responded to the lawsuit.

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company's subsidiaries. In 2014, the Company and Mr. Dunleavy have agreed to suspend his alleged employment claims pending resolution of a class action shareholder litigation (resolved in May 2017) and then agreed to continue to the suspension pending resolution of the derivative litigation described (resolved in June 2018. As of the filing of this report, the claims are still suspended.

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

Regulatory Matters

SEC Investigation

On April 30, 2018, the Company received a letter from the SEC staff in the Philadelphia regional office announcing that the SEC had concluded its investigation of the Company. The investigation began on February 4, 2015, when the Company received a subpoena from the SEC requesting information related to the discontinued VWP Project in Australia. On July 12, 2016, the SEC issued second subpoena requesting information related to the Company’s April 4, 2014 public offering. The Company provided information to the SEC in response to both subpoenas and cooperated with the SEC throughout its investigation. In its letter of April 30, 2018, the SEC stated that it does not intend to recommend an enforcement action by the SEC against the Company.

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

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, we had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that we will be assessed a penalty relating to these tax years. We have estimated this penalty to be $177,000 as of April 30, 2018. We have recorded the penalty to Selling, general and administrative costs in the Statement of Operations.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price Information and Stockholders

Our common stock is listed on the NASDAQ Capital Market, under the symbol “OPTT.” As of June 29, 2018, there were 161 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

The following table sets forth the high and the low sale prices of our common stock as quoted by the NASDAQ Stock Market for the period indicated.

	NASDAQ Stock Market
	High	Low

Fiscal Year Ended April 30, 2018
First quarter ended July 31, 2017	$1.62	$1.20
Second quarter ended October 31, 2017	2.54	1.14
Third quarter ended January 31, 2018	1.32	1.02
Fourth quarter ended April 30, 2018	1.52	1.05

Fiscal Year Ended April 30, 2017
First quarter ended July 31, 2016	$15.65	$1.37
Second quarter ended October 31, 2016	10.48	2.29
Third quarter ended January 31, 2017	5.89	2.00
Fourth quarter ended April 30, 2017	3.67	1.33

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

Purchases of Equity Securities by the Issuer

The following table details our share repurchases for the three months ended April 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

February 1 - February 28	-	$-	-	-
March 1 - March 31	-	$-	-	-
April 1 - April 30	-	$-	-	-

Equity Compensation Plan Information

See “Part III, Item 12- Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters- Equity Compensation Plan Information.”

Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities or purchases of equity securities that are required to be disclosed.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2018 are to the fiscal year ended April 30, 2018.

Overview

We are commercializing proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. Our PowerBuoy™ systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently have developed our PB3 PowerBuoy™ product. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues, which were largely for the support of our product development efforts. Our goal is that an increased portion of our revenues will be from the sale of products and services, as compared to revenue from grants to support our product development efforts. As we continue to advance our proprietary technologies, we expect to have a net use of cash in operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

We are marketing our PowerBuoy™, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our PowerBuoy™, within markets such as oil and gas, ocean observing, security and defense and as well as other markets, which we refer to collectively as autonomous application markets.

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

Product Development

The development of our technology has been funded by revenue generating projects, capital we raised and by development engineering contracts we received starting in fiscal 1995, including projects with the DOE, the U.S. Navy, the Department of Homeland Security and MES. Please see Item 1 of this Annual Report– “Business – Customers” and “Historic Projects” for more information.

Through these historic projects, we also continued development of our PowerBuoy™ technologies. We are continuing to focus on marketing and developing our PowerBuoy™ products and services for use in autonomous power applications.

During fiscal 2018, we continued to focus on the commercialization of our PowerBuoy™ technology, while expanding the application of our PB3 product in autonomous application markets. During fiscal 2018, we gained additional field experience with our PB3 by completing the demonstration of the PowerBuoy™ in an ocean observing application with MES. In January 2018, we were awarded a contract from Premier Oil to study the feasibility of using the PB3 PowerBuoy™ for decommissioning operations in the North Sea. The work under this contract was completed in May 2018. In March 2018, we entered into an agreement with Eni S.p.A. (“Eni”) that provides for a minimum 24-month contract that includes an 18-month PB3 PowerBuoy™ lease and associated project management. The PB3 PowerBuoy™ will be deployed in the Adriatic Sea to advance Eni’s Clean Sea technology for marine environmental monitoring and offshore asset inspection using AUVs. Additionally, we completed the Phase I work under the contract with the U.S. Department of Defense Office of Naval Research (“ONR”), which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™. We are waiting for ONR funding of Phase II to be approved. Working closely with potential customers, we also continued to analyze and further develop new applications for the PowerBuoy™ including subsea well monitoring for oil and gas, AUV charging, and independent telecommunications platforms.

In fiscal 2017, we completed our work under our DOE contract that focused on further optimization of our modular PTO technology and delivered the project final report to the DOE in the prior year. In the prior year, we successfully completed the final stage and associated review with the DOE of the contract deliverables during which the DOE reviewed advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability. As we continued to focus on the development and validation of our PB3 PowerBuoy™ commercial product, our activities concentrated mainly on implementing all of our lessons learned during our efforts in the prior fiscal year from our ocean deployments and accelerated life testing (“ALT”). The resulting improved PB3 PowerBuoy™ was deployed off the coast of New Jersey in July of 2016 and was retrieved early December 2016 upon completing all intended testing and validation. Inspection and refurbishment of the PB3 PowerBuoy™ were completed and this PB3 was shipped for delivery to MES in Japan where it was deployed off Kozushima Island in the Pacific Ocean from April 2017 and was retrieved in mid-September 2017 after successfully fulfilling the requirements of our lease with MES.

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

As we are focusing all resources on enhancing and commercializing our PB3, we have curtailed the development of our PB15, the next scale-up of our autonomous PowerBuoy™, which will provide higher peak power than our PB3. To date we completed the preliminary design of our PB15 and are continuing to obtain market feedback on the value proposition of this design. While this scale-up leverages every aspect of the product development and validation of the PB3, it may also strategically position the product to allow OPT to respond to higher power needs as expressed by potential end-users and customers in our target markets.

As previously stated, the PB3 has achieved commercial status through a series of design iterations which focused on improving its reliability and survivability in the ocean environment. Though the PB3 will continue to undergo further enhancements through customary product life cycle management, we believe the PB3 has achieved a maturity level for immediate commercial use. We believe that the PB3 will generate and store sufficient power to address various application requirements in our target markets. Our product development and engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys™ and, if we are able to do so, we believe the PowerBuoy™ would be useful for additional applications where cost savings and additional power are required by our potential customers. We continue to explore opportunities in these target markets. We believe that by demonstrating the capability of our PowerBuoy™ in oil & gas and telecommunications applications, we can advance our technology and gain further adoption from our target markets. We continue to improve design and manufacturing of the PB3 to enhance our ability to improve customer value, displace additional incumbent solutions, and become the preferred power source for new and existing applications in our target markets.

We are utilizing our experience with multiple commercial PB3 deployments globally to continually improve our product so that we have higher energy efficiency, additional mooring capability, platform flexibility and higher reliability. For example, the redesigned PB3 leverages our knowledge base from past designs to incorporate new design features which we believe will improve its reliability and efficiency, including a redesigned PTO and a higher efficiency and higher voltage ESS. In July 2016, we deployed our first commercial PB3 PowerBuoy™, off of the coast of New Jersey. This deployment was the final validation of the PB3 prior to the March 2017 seven-month lease of the PB3 PowerBuoy™ under a previously announced customer agreement. In April 2017, our commercial PB3 was deployed off the coast of Kozushima Island in Japan as part of this lease, operated meeting all project requirements. The MES lease concluded in September 2017 and the PB3 was shipped back to New Jersey.

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

Backlog

As of April 30, 2018, our negotiated backlog was $0.7 million. As of April 30, 2017, our negotiated backlog was $0.3 million. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $197.5 million at April 30, 2018. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2018, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2019, including $0.6 million of payments due by August 30, 2018 as a return of an option fee due to ineligibility for certain emission credits. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2018, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

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

Legal contingencies

As discussed in Part I, Item 3 of this Annual Report under the heading “Legal Proceedings” and in Note 14, “Commitments and Contingencies,” in Notes to the Consolidated Financial Statements, the Company is currently subject to various legal proceedings and claims. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”. There is a significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated since the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. In management’s opinion, any reasonable possible losses in addition to the amounts accrued for litigation would not, individually or in the aggregate, have a material adverse effect on its financial condition or operating results. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Revenue recognition and unearned revenues

The Company’s contracts are either cost plus or fixed price contracts and may include a lease component. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Under cost plus contracts, a profit or loss on a project is recognized depending on whether actual costs are more or less than the agreed upon amount.

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

The Company classifies leases as either operating or capital lease arrangements in accordance with the authoritative accounting guidance contained within Accounting Standards Codification (“ASC”) Topic 840, “Leases”. At inception of the contract, the Company evaluates the lease against the four lease classification criteria within ASC Topic 840. In general, if one of the four criteria is met, then the lease is accounted for as a capital lease. All others are treated as an operating lease. For operating leases, lessee payments are recorded to revenue on a straight-line basis over the term of the lease.

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

Warrant liabilities

The Company accounts for warrants issued in connection with its public offerings in June and July 2017 in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which provides that we classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The Company recognizes any change in fair value in its consolidated statements of operations within “Gain due to the change in fair value of warrant liabilities”. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Stockholders' equity” on the consolidated balance sheets.

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

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2018 and 2017:

	Twelve months ended April 30,
	2018	2017
	(in thousands)

Eni S.p.A.	$171	$-
Mitsui Engineering & Shipbuilding	218	693
Premier Oil UK Limited	51	-
U.S. Department of Defense Office of Naval Research	71	178
U.S. Department of Energy	-	(28)
	$511	$843

We currently focus our sales and marketing efforts on North America, Europe, Australia, Asia and South America. The following table shows the percentage of our revenues by geographical location of our customers for fiscal 2018 and 2017:

	Twelve months ended April 30,
Customer Location	2018	2017

Asia and Australia	43%	80%
Europe	43%	0%
United States	14%	20%
	100%	100%

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated accounts had a balance of $1.0 million as of April 30, 2018 and $1.2 million as of April 30, 2017, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $12.3 million as of April 30, 2018 and $8.9 million as of April 30, 2017. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Fiscal Years Ended April 30, 2018 and 2017

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2018 and 2017:

			% change
	Twelve months ended April 30,		2018 period to
	2018	2017	2017 period
	(in thousands)

Revenues	$511	$843	-39%
Cost of revenues	763	938	-19%
Gross loss	(252)	(95)
Operating expenses:
Product development costs	4,320	5,029	-14%
Selling, general and administrative costs	6,988	6,563	6%
Total operating expenses	11,308	11,592
Operating loss	(11,560)	(11,687)
Change in fair value of warrant liabilities	122	1,491	-92%
Interest income, net	83	28	196%
Other income	4	-	100%
Foreign exchange gain/(loss)	75	(16)	-569%
Loss before income taxes	(11,276)	(10,184)	11%
Income tax benefit	1,119	698	60%
Net loss	$(10,157)	$(9,486)	7%

Revenues

Revenues for the fiscal years ended April 30, 2018 and 2017 were approximately $0.5 million and $0.8 million, respectively. The decrease of approximately $0.3 million or 39% over 2017 was attributable to the MES and ONR contracts being completed in the second quarter of fiscal 2018 partly offset by the new Eni and Premier contracts.

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

Cost of revenues for the fiscal years ended April 30, 2018 and 2017 were approximately $0.8 million and $0.9 million, respectively. The decrease of approximately $0.1 million, or 19%, over 2017 was due to lower revenue in the current year as compared to the prior year, partially offset by a higher reserve for future contract losses.

Product development costs

Our product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy™ system, and to development of new products, product applications and complementary technologies. We expense all of our product development costs as incurred.

Product development costs during the fiscal year ended April 30, 2018 were $4.3 million as compared to $5.0 million for fiscal year 2017. The decrease of $0.7 million, or 14%, is primarily attributable to lower costs mainly related to redesigned commercial PB3 and preliminary design of PB15 in fiscal 2017.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy™ systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Selling, general and administrative costs during the fiscal year months ended April 30, 2018 were $7.0 million as compared to $6.6 for fiscal year 2017. The increase of $0.4 million, or 6%, is primarily attributable to higher employee costs of $0.7 million partly offset by lower stock compensation expense of $0.4 million.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the fiscal year ended April 30, 2018 was an unrealized gain of $122,000 versus an unrealized gain of $1,491,000 for the fiscal months ended April 30, 2017. The change between periods is mainly due to a lower stock price for the nine months ended April 30, 2018.

Interest income, net

Interest income consists of interest received on cash and cash equivalents, investments in commercial bank-issued certificates of deposit and U.S. Treasury bills and notes and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and marketable securities were $12.3 million as of April 30, 2018, compared to $8.9 million as of April 30, 2017.

Interest income, net during the fiscal year 2018 was approximately $83,000 compared to $28,000 for fiscal 2017. The increase in interest income year over year is due to higher cash balances from several capital raises completed in fiscal year 2018.

Foreign exchange gain/(loss)

Foreign exchange gain was approximately $75,000 for fiscal year 2018 as compared to a foreign exchange loss of $16,000 for fiscal year 2017. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the U.S. dollar during the two periods.

Income tax benefit

During the fiscal years ended April 30, 2018 and 2017, the Company sold New Jersey State net operating losses and research and development credits in the amount of $11.5 million and $7.8 million, respectively, resulting in the recognition of income tax benefits of $1.1 million and $0.7 million, respectively. The Company has a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two years ended April 30, 2018, our aggregate revenues were $1.4 million, our aggregate net losses were $19.6 million and our aggregate net cash used in operating activities was $20.7 million.

Net cash used in operating activities

Net cash flows used in operating activities during the fiscal year ended April 30, 2018 were $10.7 million, an increase of $0.7 million, when compared to $10.0 million during the fiscal year ended April 30, 2017. The change was the result of an increase in net loss of $0.7 million reduced by non-cash items of $0.4 million and an increase in cash used by the net change in operating assets and liabilities of $0.8 million. Fiscal 2017 included a $0.5 million litigation settlement payment.

The decrease in noncash operating items in fiscal year 2018 compared to fiscal year 2017 reflects a decrease in the change in fair value of warrant liabilities and lower stock compensation expense.

The increase in operating assets and liabilities in fiscal year 2018 compared to fiscal year 2017 is due to lower balances in accounts payable and accrued expenses of $1.7 million offset by unbilled receivables of $0.5 million and other net changes in operating assets and liabilities of $0.4 million.

Net cash provided by (used in) investing activities

Net cash used in investing activities was approximately $0.7 million for fiscal year 2018 versus net cash provided by investing activities of approximately zero for fiscal 2017. The change was primarily the result of the Company’s spending on equipment and leasehold improvements relating to its new facility in Monroe, New Jersey.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $14.6 million in fiscal year 2018, and net cash provided by financing activities was approximately $11.9 million for fiscal 2017. The net cash provided in fiscal 2018 and fiscal 2017 were primarily from the sale of our common stock, net of issuance costs.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was approximately $88,000 in fiscal year 2018, an increase of $130,000 from fiscal 2017, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $197.5 million at April 30, 2018. We generated revenues of only $0.5 million in fiscal year 2018, and $0.8 million in fiscal year 2017. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2018, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2019, including $0.6 million of payments due by August 30, 2018 as a return of an option due to ineligibility for certain emission credits. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our business is capital intensive and, to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high product development costs associated with our product development. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during the fiscal year 2019, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. As such, the Company is required to adopt this standard effective in fiscal 2019, which begins May 1, 2018. The Company will use the modified retrospective approach to adopt ASU 2014-09. The Company is completing its final review and therefore has not yet determined the final impact on its consolidated financial statements and disclosures. However, the preliminary view is that the impact will not be material to the consolidated financial statements disclosures. The impact to the Company could be affected by the nature and terms of potential future contracts with customers, as those contracts may have terms that differ from the company’s current contracts.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB’s Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on May 1, 2017. Certain of the amendments are applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of May 1, 2017, while other amendments are applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption, the Company is beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of approximately $11,000 on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. As a result of the valuation allowance against our deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company evaluated the effect ASU 2016-13 will have on its consolidated financial statements and disclosures and has determined the standard will have no impact on its ongoing financial reporting at this time.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. An entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has early adopted ASU 2016-18 effective May 1, 2017. In connection with the adoption of the standard the Company has used a retrospective transition method for each period presented in the statement of cash flows. The Company reclassified $300,000 of restricted cash to cash, cash equivalents and restricted cash, beginning of period for the period April 30, 2017 and $488,000 of restricted cash to cash, cash equivalents and restricted cash, ending of period for the period April 30, 2017 in the statement of cash flows.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of April 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2, which is incorporated herein by reference as if fully set forth herein. As described therein, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2018.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

All of the directors bring to our Board of Directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. The biography of each director contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes and skills that caused the Nominating and Corporate Governance Committee and our Board of Directors to determine that the person should serve as a director, given our business and structure.

Name	Age	Position(s) with the Company	Served as Director From
Terence J. Cryan	56	Chairman of the Board	2012
Dean J. Glover	52	Vice Chairman of the Board and Independent Director	2014
George H. Kirby III	48	Chief Executive Officer and Director	2015
Steven M. Fludder	58	Independent Director	2016
Robert K. Winters	50	Independent Director	2016

Terence J. Cryan has been a member of our Board of Directors since October 2012 and Chairman of the board since June 2014. Prior to joining our Board, Mr. Cryan was a member of our Board of Advisors. Mr. Cryan was our lead independent director from October 2013 to June 2014 when he became Chairman of the Board. Since August 2016, Mr. Cryan has served as the Chairman of the Board of Westwater Resources, Inc. Mr. Cryan has served on the boards of directors of a number of other publicly traded companies including Uranium Resources, Inc. from 2006 to 2016; Global Power Equipment Group Inc. from 2008 to 2017; Superior Drilling Products from May 2014 to 2016; Gryphon Gold Corporation from 2009 to 2012; and The Providence Service Corporation from 2009 to 2011. Mr. Cryan previously served as President and Chief Executive Officer of Medical Acoustics, LLC from 2007 through 2010. From September 2012 until April 2013, Mr. Cryan also served as interim President and CEO of Uranium Resources, Inc., and was elected as Chairman of the Board of Directors of Uranium Resources, Inc. in June 2014 and served until March 2016. Mr. Cryan served as President and CEO of Global Power Equipment Group Inc., from March 2015 until July 2017. Mr. Cryan co-founded in 2001 Concert Energy Partners, LLC, an investment and private equity firm based in New York with a focus on the traditional and alternative energy, power and natural resources industries, and served as Managing Director until 2015. Between 1990 and 2001, Mr. Cryan was a Senior Managing Director in the investment banking department at Bear Stearns & Co. Inc. in New York City and a Managing Director at Paine Webber/Kidder Peabody in both New York City and London. Mr. Cryan earned his Bachelor of Arts degree from Tufts University in 1983 and a Master of Science degree in Economics from The London School of Economics in 1984. In December 2014, Terence Cryan was named a Board Leadership Fellow by the National Association of Corporate Directors. We believe Mr. Cryan's qualifications to sit on our Board of Directors include his significant experience in financial matters, his prior board and executive experience at other companies, his broad energy industry background and his extensive expertise in financings, mergers and acquisitions.

Dean J. Glover became a member of our Board of Directors in October 2014, replacing a director who retired, and was elected Vice Chairman of our Board of Directors in July 2016. Since March 2018, Mr. Glover has served as a member of the Board of Directors of ConXtech. Mr. Glover is currently the CEO of Techniks Tool Group. Prior to Techniks Tool Group from October 2014 until 2017, Mr. Glover served as MIRATECH President & CEO. Prior to this, he was Senior Vice President and President of the Products Division of Global Power Equipment Group Inc. Mr. Glover joined Global Power in December 2005 as Chief Operating Officer of Braden Manufacturing. Prior to joining Global Power, Mr. Glover led the global supply chain and manufacturing for Diebold Inc. Prior to this Mr. Glover spent 13 years with General Electric (NYSE: GE) in various managerial and technical roles and is a certified Six Sigma Master Black belt. Mr. Glover currently serves as a director of Oklahoma Scholastic Organization, a non-profit organization. Mr. Glover holds a Bachelor’s degree in Mechanical Engineering from the University of Nebraska and an M.B.A. from the Kellogg Graduate School of Management, Northwestern University. Mr. Glover has extensive international experience having lived in various international locations for most of his career. Mr. Glover has over 25 years of commercial and technical experience in industry. We believe Mr. Glover’s qualifications to sit on our Board of Directors include his significant managerial, commercial and technical experience in the energy technology industry.

George H. Kirby III has served as our President, Chief Executive Office and a member of our Board of Directors since January 20, 2015, replacing Interim Chief Executive Officer David L. Keller. Prior to this, he joined AECOM Technology Corporation (NYSE: ACM) a leading provider of engineering, procurement and construction (“EPC”) services in September 2013 as Senior Vice President. In this role, he led their Energy Business Line for the north U.S. region providing services for utilities, power transmission and generation developers, and large industrial energy efficiency end-users. Prior to AECOM, he joined SAIC Energy, Environment, & Infrastructure (NYSE: SAIC) in January 2012 a global leader in solutions for national security, healthcare and engineering, as Managing Director for their Asset Transactions group providing power generation investors and developers with technical and market consulting and advisory services, and was promoted to Vice President in 2013 providing EPC services to Investor Owned Utilities. In 2009, he joined American Superconductor (NASDAQ: AMSC) as Director of Global Sales and was promoted to Managing Director of the Americas and Australia in 2011. From 2000 to 2009, Mr. Kirby held significant leadership roles at General Electric in both GE Energy and GE Capital (NYSE: GE) in product development, global sales, quality and project finance. In June 2016, Mr. Kirby was elected to the Board of Trustees of the Sea Research Foundation, a non-profit organization in Mystic, Connecticut. Mr. Kirby previously served as a director of Blade Dynamics, LLC from April to December 2011, and Schooner, Inc. from June to October 2012. Mr. Kirby earned a Bachelor of Science degree in Aerospace Engineering from Syracuse University in 1992 and an M.B.A. from Smeal College of Business at Pennsylvania State University in 2008. We believe Mr. Kirby’s significant leadership experience in energy industries qualifies him to serve on our Board of Directors.

Steven M. Fludder became a member of the Board of Directors on May 5, 2016. Mr. Fludder brings more than 30 years of global executive leadership in energy and infrastructure markets. Since November 2017, Mr. Fludder has served as the Chief Executive Officer for NEC Energy Solutions. Prior to joining NEC Energy Solutions, Mr. Fludder was the Chief Executive Officer with alpha-En, a publicly traded innovative clean technology company focused on enabling next generation battery technologies by developing high purity lithium products. Prior to alpha-En, Mr. Fludder was Chief Executive of AECOM’s global Energy and Water practice. Prior to AECOM, he was Senior Executive Vice President, Division General Manager and Samsung group officer where he was head of worldwide sales and marketing for Samsung Engineering, a global engineering, procurement and construction (EPC) firm serving a broad range of energy industries including power, oil & gas, petrochemicals, and metallurgy. He was subsequently President of Samsung Techwin Power Systems Division. Prior to Samsung, Mr. Fludder served as a Vice President and General Electric corporate officer where he led GE’s companywide environmental business initiative “ecomagination”. Earlier in his career at GE, Mr. Fludder held executive leadership roles in the Water, Energy Services, Energy China, and Aircraft Engines divisions. He has significant experience scaling and growing energy related technology businesses through start-ups, acquisitions and turnarounds. Mr. Fludder holds a Master’s degree in Mechanical Engineering from the Massachusetts Institute of Technology, a bachelor’s degree in Mechanical Engineering from Columbia University, and a second Bachelor of Science degree from Providence College. We believe Mr. Fludder’s qualifications to serve on our Board of Directors include his wide experience in both the energy and infrastructure markets, as well a variety of other industry segments related to our business.

Robert K. Winters became a member of the Board of Directors on May 5, 2016. Robert Winters has been an Executive Vice President and G.M. of Alpha IR Group since September 2015. He established and is running the NYC office for Chicago-based firm, which specializes in providing strategic counsel to small- and mid-cap U.S. companies across a broad range of industries. Prior to this, he was a partner and portfolio manager at Zesiger Capital Group, LLC for 14 years; Zesiger Capital Group, LLC is an investment advisor based in NYC, catering to both large institutional clients and high net-worth individuals. Zesiger’s investment strategy during Mr. Winters’ tenure was to take concentrated, long-term investment positions in small-and mid-cap stocks in the U.S., as well as in select emerging and frontier markets. Additionally, Mr. Winters managed fixed income investments on behalf of clients at Zesiger, as well as private investments; Mr. Winters sat on the boards of several private portfolio companies during his time at Zesiger. Prior to his work at Zesiger Capital Group, LLC, Mr. Winters worked as a Managing Director and Senior Natural Resource analyst for almost 10 years at Bear, Stearns & Co., Inc., where he focused on energy, metals and mining. Mr. Winters began his finance career at CS First Boston following his work as an international trade analyst with Kilpatrick & Cody in Washington, D.C. Mr. Winters served as a director of LRM Industries International from 2009 until 2014 Mr. Winters graduated from Georgetown University in 1990 with a dual major in International Relations and History. We believe Mr. Winter’s qualifications to serve on our Board of Directors include his extensive finance experience, as well his experience with small-cap and mid-cap public companies.

Executive Officers

We have two executive officers who are not also a director:

Name	Age	Position with Ocean Power Technologies, Inc.

Matthew T. Shafer	47	Vice President, Chief Financial Officer and Treasurer

Christopher Phebus	47	Vice President, Engineering

Matthew T. Shafer joined the Company in September 2016 as Chief Financial Officer and Treasurer of the Company. Mr. Shafer previously served as a Vice President of Finance and Corporate Controller for CMF Associates from May 2015 to September 2016, where he led teams in providing finance solutions for small and middle-market high-growth organizations. Prior to that, beginning in 2013 he served as a Business Unit Chief Financial Officer at Valeant Pharmaceuticals International (NYSE: VRX), a large global publicly traded company that develops, manufactures, markets and sells specialty pharmaceuticals and medical devices. He held this Finance Leadership role for the Valeant Dentistry, Generics and Neurology business units, and had worked closely with commercial operations and corporate level teams on numerous product launches, sales force expansions, mergers and acquisitions, financial systems integrations, and internal controls. Mr. Shafer has a foundation in Public Accounting working at Arthur Andersen LLP at the beginning of his career, holds a Bachelor of Science in Accounting from The Stillman School of Business at Seton Hall University, an MBA in Finance from Rutgers Business School in New Brunswick, N.J. and is a Certified Public Accountant.

Christopher Phebus joined the Company in January 2018 as Vice President, Engineering. Mr. Phebus was previously employed by General Electric Company for 16 years in positions including the GM and Executive Engineering Director for GE Subsea Products and Projects in Norway and the U.K., and the GM and Lean-Six Sigma Quality Leader for Global Engineering at GE Energy. Most recently he was the Head of Global Engineering and Technology for the Flow and Process Technology and Reciprocating Compression division at GE Oil & Gas. He began his career at Pratt & Whitney, where he worked as a systems engineer directly with the U.S. Air Force on the F100 aircraft engine. Mr. Phebus holds a Bachelor of Science in Mechanical Engineering from Clemson University and a Master of Science in Management from Embry-Riddle Aeronautical University.

Corporate Governance

Our Board of Directors believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance guidelines and practices that our Board has adopted. Complete copies of our corporate governance guidelines, committee charters and code of business conduct and ethics are available on the corporate governance section of our website, www.oceanpowertechnologies.com. Alternatively, you can request a copy of any of these documents by writing to our Secretary at 28 Engelhard Drive, Monroe Township, NJ 08831.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of the Company and our stockholders. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:

●	the Board’s principal responsibility is to oversee the management of the Company;
●	a majority of the members of the Board shall be independent directors;
●	the non-employee directors shall meet regularly in executive session;
●	directors have full and free access to management and, as necessary and appropriate, independent advisors; and
●	at least annually, the Board and its committees will conduct a self-evaluation to determine whether they are functioning effectively.

Audit Committee

The members of our Audit Committee are Dean J. Glover, Steven M. Fludder and Robert K. Winters. Effective September 8, 2016, Messrs. Cryan and Burger rotated off the Audit Committee and Messrs. Fludder and Winters joined the Audit Committee. Mr. Glover is the chair of the Audit Committee. The Board of Directors has determined that Mr. Glover is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee met 4 times in fiscal 2018. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by Rule 5605(c) of the NASDAQ Stock Market and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Audit Committee assists our Board of Directors in its oversight of the integrity of our consolidated financial statements, our independent registered public accounting firm’s qualifications, independence and performance.

Our Audit Committee’s responsibilities include: appointing, approving the compensation of, and assessing the independence of, our independent registered public accounting firm; overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from our independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures; monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics; establishing procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our independent registered public accounting firm and management; and preparing the Audit Committee report required by SEC regulations.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer and principal financial officer) and directors. The Code of Business Conduct and Ethics is posted on our website at www.oceanpowertechnologies.com and can also be obtained free of charge by sending a request to our Secretary at 28 Engelhard Drive, Monroe Township, NJ 08831. Any changes to or waivers under the Code of Business Conduct and Ethics as it relates to our chief executive officer, chief financial officer, controller or persons performing similar functions must be approved by our Board of Directors and will be disclosed in a Current Report on Form 8-K within four business days of the change or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal 2018 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

For Board service year 2018, the Board of Directors approved, for each non-employee director, an annual payment of $45,000 and a choice of either (a) an option worth $50,000, based on the Black-Scholes formula, to purchase shares of Common Stock or (b) Common Stock worth $50,000, with such option award or stock award to vest, if at all, at the next annual meeting of stockholders. Directors serving a portion of a year receive a pro-rata grant. Each non-employee director also receives a per annum supplement ranging from $2,000 to $9,600 for each committee that they chair. In addition, the Chairman of the Board annually receives an additional $38,000.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our Board of Directors.

The following table summarizes compensation paid to each of our non-employee directors who served during fiscal year 2018.

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards	Total
Name (1)	($) (2)	($)	($) (3)	($)

Terence J. Cryan	85,000	-	50,000	135,000

Robert J. Burger (4)	30,500	-	-	30,500

Dean J. Glover	54,600	-	50,000	104,600

Steven M. Fludder	49,000	-	50,000	95,000

Robert K. Winters	45,000	-	50,000	95,000

(1)	George H. Kirby III, the Company’s President and Chief Executive Officer is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a Director. The compensation received by Mr. Kirby as an employee of the Company is shown in the Summary Compensation Table on page 56.

(2)	Fees earned or paid in cash reflect annual retainer and committee meeting fees.

(3)	Stock options granted to directors vest fully on the date of the first annual shareholders meeting following the grant date. The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 2 to the financial statements in this Annual Report.

(4)	Robert J. Burger term ended on October 20, 2017 and Mr. Burger did not seek re-election at the 2017 Annual Meeting of Stockholders.

The following table summarizes grants during fiscal year 2018.

	Stock	Option
Name	Awards	Awards	Total

Terence J. Cryan (1)	-	42,666	42,666

Robert J. Burger (1), (2)	-	-	-

Dean J. Glover (1)	-	42,666	42,666

Steven M. Fludder (1)	-	42,666	42,666

Robert K. Winters (1)	-	42,666	42,666

(1)	During fiscal year 2018 each board member was granted stock options exercisable for 42,666 shares of common stock for Board service during the year ending October 31, 2018.

(2)	Robert J. Burger term ended on October 20, 2017 and Mr. Burger did not seek re-election at the 2017 Annual Meeting of Stockholders.

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

Determining and Setting Executive Compensation

Our management develops our compensation plans by utilizing publicly available compensation and on-line survey data for a broad selection of national and regional companies, which we believe are generally comparable to the Company in terms of public ownership, organizational structure, size and stage of development, and against which we believe we may compete for executive talent. The results of these analyses are reviewed with and approved by the Compensation Committee annually. We believe that these compensation practices provide us with appropriate compensation guidelines. The Compensation Committee generally targets compensation for our executives near the median range of compensation paid to similarly situated executives in comparable companies covered by the on-line survey data. Other considerations, including market factors, the unique nature of our business and the experience level of an executive, may dictate variations to this general target.

Our business is characterized by a long product development cycle, including a lengthy engineering and product-testing period and regulatory approval and licensing. Because of this, many of the traditional benchmarking metrics, such as product sales, revenues and profits are inappropriate for our Company. Instead, the specific factors the Compensation Committee considers when determining our named executive officers’ compensation include:

●	key product development initiatives;
●	technology advancements;
●	achievement of regulatory and other commercial milestones;
●	establishment and maintenance of key strategic relationships;
●	implementation of appropriate financing strategies; and
●	financial and operating performance.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended April 30, 2018 and April 30, 2017 to our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)		Total ($)

George H. Kirby III	2018	381,600	276,565	70,000	-	51,710	(4)	779,875
President and	2017	381,600	235,829	86,350	-	37,468	(4)	741,247
Chief Executive Officer

Matthew T. Shafer (5)	2018	236,042	118,750	20,418	-	-		375,210
Vice President	2017	143,400	53,900	49,788	-	-		247,088
Chief Financial Officer and Treasurer

Christopher Phebus (6)	2018	79,784	37,406	108,000	-	17,815	(7)	243,005
Vice President, Engineering	2017	-	-	-	-	-		-

Dr. Mike M. Mekhiche (8)	2018	91,814	-	-	-	33,712	(9)	125,526
Former Executive Vice President,	2017	336,328	123,600	53,380	-	20,086	(9)	533,394
Engineering and Operations

(1)	Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements, due to increases in salary levels and payments for unused vacation during each fiscal year.

(2)	This amount represent bonuses earned by the named executive officers in fiscal year 2018 and 2017.

(3)	The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 2 to the financial statements in this Annual Report.

(4)	For fiscal year 2018 the amount of $51,710 includes $42,710 for relocation expenses and $9,000 relates to the Company’s matching contributions to the 401(K) plan. For fiscal year 2017 the amount of $37,468 includes $34,468 for relocation expenses and $3,000 relates to the Company’s matching contributions to the 401(K) plan. In accordance with his employment agreement Mr. Kirby is eligible for reimbursement of relocation expenses.

(5)	Mr. Shafer joined the Company on September 7, 2016 to serve as the Company’s Chief Financial Officer and Treasurer.

(6)	Mr. Phebus joined the Company on January 15, 2018 to serve as the Company’s Vice President of Engineering.

(7)	For fiscal year 2018 the amount of $17,815 is relocation expenses in accordance with Mr. Phebus’ employment agreement.

(8)	Dr. Mekhiche resigned from his position as Executive Vice President, Engineering and Operations effective August 8, 2017.

(9)	For fiscal year 2018 the amount of $33,712 includes $31,612 payout for unused vacation and $2,100 relates to the Company’s matching contributions to the 401(K) plan. For fiscal year 2017 the amount of $20,086 includes $12,886 payout for unused vacation and $7,200 relates to the Company’s matching contributions to the 401(K) plan.

Employment Agreements

George H. Kirby III — President, Chief Executive Officer and Director

Under an agreement entered into on December 29, 2014, Mr. Kirby was entitled to an initial annual base salary of $360,000 subject to adjustment upon annual review by our Board of Directors, was subsequently increased to $381,600 on May 1, 2016 and to $391,140 on May 1, 2018. Mr. Kirby is also eligible to earn discretionary incentive bonuses and incentive compensation. The Company also reimbursed Mr. Kirby for his eligible relocation costs.

Upon the termination of his employment other than for cause, or if he terminates his employment for good reason (as such terms are defined in his employment agreement), Mr. Kirby has the right to receive severance payments. If such termination occurs, Mr. Kirby will receive twelve months of his base salary then in effect. Pursuant to this agreement, Mr. Kirby is prohibited from competing with us and soliciting our customers, prospective customers or employees during the term of his employment and for a period of one year after the termination or expiration of his employment.

Matthew T. Shafer – Vice President, Chief Financial Officer and Treasurer

On August 23, 2016, and in connection with his hiring by the Company, Mr. Shafer entered into an employment agreement with the Company, to be effective on September 7, 2016 (the “Shafer Employment Agreement”). Under the Shafer Employment Agreement, Mr. Shafer was entitled to an initial annual base salary of $220,000 subject to adjustment upon annual review by the Company’s Board of Directors, was subsequently increased to $250,000 on October 18, 2017 and to $253,125 on May 1, 2018. Mr. Shafer is also eligible to earn discretionary incentive bonuses and incentive compensation. He is also entitled to participate in all Company employee benefit plans.

Upon the termination of his employment other than for cause, or if he terminates his employment for good reason (as such terms are defined in the Shafer Employment Agreement), Mr. Shafer has the right to receive severance payments. If such termination occurs before the end of six months of service, he receives no severance. If such termination occurs after completing six months of service, Mr. Shafer will receive six months of his base salary. Pursuant to this agreement, Mr. Shafer is also subject to covenants regarding confidentiality, non-competition and non-solicitation during and after the term of his employment.

Christopher Phebus- Vice President, Engineering

On November 28, 2017, and in connection with his hiring by the Company, Mr. Phebus entered into an employment agreement with the Company, to be effective on January 15, 2018 (the “Phebus Employment Agreement”). Under the Phebus Employment Agreement, Mr. Phebus was entitled to an initial annual base salary of $270,000 subject to adjustment upon annual review by the Board of Directors, which was subsequently increased to $271,969 on May 1, 2018. Mr. Phebus is also eligible to earn discretionary incentive bonuses and incentive compensation. He is also entitled to participate in all Company employee benefit plans.

Upon the termination of his employment other than for cause, or if he terminates his employment for good reason (as such terms are defined in the Phebus Employment Agreement), Mr. Phebus has the right to receive severance payments. If such termination occurs before the end of six months of service, he receives no severance. If such termination occurs after completing six months of service, Mr. Phebus will receive six months of his base salary. Pursuant to this agreement, Mr. Phebus is also subject to covenants regarding confidentiality, non-competition and non-solicitation during and after the term of his employment.

Stock Option and Other Compensation Plans

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan was adopted by our Board of Directors on December 7, 2006, was approved by our stockholders on January 12, 2007 and became effective on April 24, 2007. The 2006 Stock Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-unit awards. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 850,000 shares to 1,653,215 shares. In 2010, our Board of Directors approved amending and restating the 2006 Stock Incentive Plan to make certain adjustments, including imposing minimum performance periods for performance awards and minimum vesting periods for time-based awards, a requirement that we obtain stockholder approval prior to certain option and stock appreciation right repricing actions, and limiting the situations in which vesting periods may be waived or accelerated. This amendment and restatement did not require the approval of our stockholders. On October 2, 2013, a further amendment to the 2006 Stock Incentive Plan was approved by our stockholders, increasing the aggregate number of shares authorized for issuance by an additional 800,000 shares to 2,453,215.

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

If a merger or other reorganization event occurred, our Board of Directors could provide that all of our outstanding options are to be assumed or substituted by the successor corporation. Our Board of Directors could also provide that, in the event the succeeding corporation did not agree to assume, or substitute for, outstanding options, then all unexercised options would become exercisable in full prior to the completion of the event and that these options would terminate immediately prior to the completion of the merger or other reorganization event if not previously exercised. Our Board of Directors could also provide for cashing out the value of any outstanding options.

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

As of April 30, 2018, options to purchase 46,116 shares of our Common Stock at a weighted average exercise price of $38.96 were outstanding under our 2006 Stock Incentive Plan.

As of April 30, 2018, we had granted 114,019 shares of restricted Common Stock under our 2006 Stock Incentive Plan, of which zero remain outstanding as of April 30, 2018.

Once the 2015 Omnibus Incentive Plan (discussed below) was approved by the stockholders on October 22, 2015, no further stock options or other awards were awarded under the 2006 Stock Incentive Plan and it was terminated.

2015 Omnibus Incentive Plan

On August 17, 2015, the Board of Directors approved, subject to the receipt of stockholder approval, the Ocean Power Technologies, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”). On October 22, 2015, the stockholders approved the 2015 Plan and the 2006 Stock Incentive Plan was terminated. Effective August 17, 2016, our Board approved and adopted an amendment to the 2015 Plan, subject to stockholder approval, to increase the number of shares available for grant under the 2015 Plan from 240,703 to 640,703 in order to assure that adequate shares will be available for future grants. On October 21, 2016, the stockholders approved the amendment to the 2015 Plan.

Description of 2015 Plan

The following is a summary of the material provisions of the 2015 Plan, as amended, and is qualified in its entirety by reference to the complete text of the 2015 Plan, a copy of which is filed as Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 3, 2015.

Administration

The 2015 Plan is administered by a committee of the Board, which consists of not fewer than two directors of the Company designated by the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act, an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code as amended (as now in effect or later amended and any successor thereto, the “Code”) and, for so long as our Common Stock is listed on the NASDAQ, an “independent director” within the meaning of the NASDAQ rules. Among other things, the committee administering the 2015 Plan has full power and authority to take all actions and to make all determinations required or provided for under the 2015 Plan, any award under the 2015 Plan or any award agreement under the 2015 Plan, not inconsistent with the specific terms and conditions of the 2015 Plan, which the committee deems to be necessary or appropriate to the administration of the 2015 Plan. The committee administering the 2015 Plan, may amend, modify or supplement the terms of any outstanding award, provided that no amendment, modification or supplement of the terms of any outstanding award shall impair a grantee’s rights under an award without the consent of the grantee. The committee administering the 2015 Plan is also authorized to construe the award agreements, and may prescribe rules relating to the 2015 Plan. Notwithstanding the foregoing, our full Board will conduct the general administration of the 2015 Plan with respect to all awards granted to our non-employee directors. In addition, in its sole discretion, our Board may at any time and from time to time exercise any and all rights and duties of the committee under the 2015 Plan except with respect to matters which are required to be determined in the sole discretion of the committee under Rule 16b-3 of the Exchange Act or Section 162(m) of the Code, or any regulations or rules issued thereunder.

Grant of Awards; Shares Available for Awards; Award Limits; Eligible Grantees

The 2015 Plan provides for the grant of stock options, SARs, restricted stock awards, stock unit awards and unrestricted stock awards, dividend equivalent rights, performance share awards or other performance-based awards, other equity-based awards or cash to eligible employees, officers and non-employee directors of the Company or any affiliate of the Company, or any consultant or adviser to the Company or an affiliate who is currently providing services to the Company or an affiliate, or to any other individual whose participation in the 2015 Plan is determined to be in the best interests of the Company by the committee administering the 2015 Plan. We have reserved a total of 200,000 shares of Common Stock for issuance as or under awards to be made under the 2015 Plan, plus (y) 40,703, which was the number of shares of Common Stock available for issuance under our 2006 Stock Incentive Plan as of the effective date of the 2015 Plan, plus (z) the number of shares of our Common Stock related to awards under the 2006 Stock Incentive Plan as of the effective date of the 2015 Plan which thereafter terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares. With the amendment to the Plan approved by the stockholders on October 21, 2016, the number of shares of Common Stock increased from 240,703 to 640,703. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2015 Plan. The maximum number of shares of stock that can be granted under the 2015 Plan pursuant to incentive stock option awards is currently two hundred thousand (200,000). The maximum number of shares of stock subject to awards that can be granted under the 2015 Plan in any one calendar year to any person, other than a non-employee director, is seventy-five thousand (75,000). The maximum fair market value of shares of stock that may be granted under the 2015 Plan in any one calendar year to any non-employee director is two-hundred thousand dollars ($200,000). The limitation on the amount of shares of stock issuable under the 2015 Plan is subject to adjustment in the event of certain changes in our capital stock, such as recapitalizations, reclassifications, stock splits, reverse stock splits, spin-offs, combinations of our stock, exchanges of our stock and other increases or decreases in our stock without receipt of consideration.

As of April 30, 2018, options to purchase 342,413 shares of our Common Stock at a weighted average exercise price of $1.73 were outstanding under our 2015 Omnibus Incentive Plan.

As of April 30, 2018, we had granted 346,996 shares of Restricted Common Stock under our 2015 Omnibus Incentive Plan. 194,304 shares vested and 52,925 shares were cancelled, with 99,767 shares remaining outstanding.

The 2015 Plan will terminate automatically on October 22, 2025, which is ten years after the date on which stockholders approve the 2015 Plan. As of April 30, 2018, there are 89,531 shares available for grant under the 2015 Omnibus Incentive Plan.

2018 Employment Inducement Incentive Award Plan

On January 18, 2018, the Board adopted the Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.

The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units, and its terms are substantially similar to the Company’s 2015 Omnibus Incentive Plan, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the NASDAQ inducement award exception.

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. No Awards may be granted or awarded during any period of suspension or after termination of the Plan, and in no event may any Award be granted under the Plan after the tenth (10th) anniversary of the date of its adoption. Any Awards that are outstanding on the Expiration Date, or the date of termination of the Plan (if earlier), shall remain in force according to the terms of the Plan and the applicable Award Agreement. As of April 30, 2018, there were 97,297 shares outstanding and 402,703 shares available for grant under the 2018 Inducement Plan.

2018 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2018:

	Option Awards				Stock Awards
							Market
	Numbers of	Numbers of			Number of		Value of
	Shares	Shares			Shares or		Shares or
	Underlying	Underlying			Units of		Units of
	Unexercised	Unexercised	Option	Option	Stock That		Stock That
Name and	Options (#)	Options (#)	Exercise	Expiration	Have Not		Have Not
Principal Position	Exercisable	Unexercisable	Price ($)	Date	Vested (#)		Vested ($)

George H. Kirby III	-	-	-	-	50,000	(1)	55,000

Matthew T. Shafer	-	-	-	-	10,308	(2)	11,339
					14,584	(3)	16,042

Christopher Phebus	-	-	-	-	97,297	(4)	107,027

(1)	Represent shares of restricted stock granted on May 19, 2017 relating to an aggregate of 50,000 shares which vest after a two- year period based on service requirements.

(2)	Represent shares of restricted stock granted on October 21, 2016 relating to an aggregate of 15,462 shares which vest over a three- year period based on service requirements; 5,154 shares vested on Sept 17, 2017.

(3)	Represent shares of restricted stock granted on May 19, 2017 relating to an aggregate of 14,584 shares which vest after a two- year period based on service requirements.

(4)	Represent shares of restricted stock granted on January 18, 2018 relating to an aggregate of 97,297 shares which vest over a three- year period based on service requirements.

Potential Payments upon Termination of Employment or Change in Control

The following information sets forth the terms of potential payments to each of our named executive officers in the event of a termination of employment. We do not include information for Mr. Mekhiche since he is no longer employed by the Company.

Termination by Company without Cause; Termination by Executive for Good Reason. Our employment agreement with Mr. Kirby provides for severance pay within 30 days in the event that employment is terminated by the Company, other than for cause, upon Mr. Kirby’s disability or by the executive with good reason, in the amount of twelve months of base salary. Mr. Kirby would also be entitled to receive any other payments owed such as a short-term bonus, long-term compensation, benefits and expenses reimbursements to the degree such payments are owed for service provided up to the date of termination. Finally, the expiration date of any other options held by Mr. Kirby would be extended to a date 90 days after the date of termination of employment (but not longer than the original term of such options).

Our employment agreement with Mr. Shafer provides, upon the termination of his employment other than for cause, or if Mr. Shafer terminates his employment for good reason, that Mr. Shafer has the right to receive severance payments. If such termination occurs before the end of six months of service, Mr. Shafer will receive no severance. If such termination occurs after completing six months of service, Mr. Shafer will receive six months of his base salary.

Our employment agreement with Mr. Phebus provides, upon the termination of his employment other than for cause, or if Mr. Phebus terminates his employment for good reason, that Mr. Phebus has the right to receive severance payments. If such termination occurs before the end of six months of service, Mr. Phebus will receive no severance. If such termination occurs after completing six months of service, Mr. Phebus will receive six months of his base salary.

Termination by Company for Cause; Termination by Executive without Good Reason. Under our employment contracts with Mr. Kirby upon termination for cause or at the executive’s election without good reason, the executive is entitled to the base salary and benefits due and owing to the executive as of the date of termination. The employment agreements with Mr. Shafer and Mr. Phebus do not contain provisions regarding severance in the event of a termination by the Company with or without cause or termination by the executive without good reason.

Change in Control. Our employment agreement with Mr. Kirby provides for severance pay equal to one (1) year of base salary if a change of control occurs and Mr. Kirby is terminated by the Company or Mr. Kirby terminates the agreement, each occurring within 90 days of the change of control. Mr. Kirby would also be entitled to receive any other payments owed such as a short-term bonus, long-term compensation, benefits and expenses reimbursements to the degree such payments are owed for service provided up to the date of termination. Finally, the expiration date of any other options held by Mr. Kirby would be extended to a date 90 days after the date of termination (but not longer than the original term of such options). In addition, to the extent that Mr. Kirby has not previously vested in rights and interests held by Mr. Kirby under the Company’s stock and other equity plans (including stock options, restricted stock, RSU’s, performance units or performance shares), such rights and interest would become fully vested.

The employment agreements for Mr. Shafer and Mr. Phebus do not contain change of control provisions; therefore, payments for cash severance and continued healthcare benefits are the same as for termination without cause. The restricted stock agreement provides for accelerated stock vesting upon a change in control.

Termination upon Failure to Renew by the Company. In the event that our employment agreement with Mr. Kirby terminates the end of the term and is not renewed as a result of a decision by the Company not to renew, prior to a decision by Mr. Kirby not to renew, the Company will pay Mr. Kirby a severance payment in the amount of one (1) year base salary in a lump sum within 30 days after the termination date.

The employment agreements for Mr. Shafer and Mr. Phebus do not contain similar provisions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 5, 2018 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer (c) each director, and (d) all executive officers and directors as a group.

The Percentage of Common Stock outstanding is based on 18,368,286 shares of our Common Stock outstanding as of July 5, 2018. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of July 5, 2018 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by such person, subject to community property laws, where applicable. The street address of each beneficial owner shown in the table below is c/o Ocean Power Technologies, Inc., 28 Engelhard Drive, Monroe Township, NJ 08831.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Terence J. Cryan (1)	49,476	*
George H. Kirby III (2)	58,831	*
Matthew T. Shafer (3)	3,471	*
Steven Fludder (4)	28,759	*
Dean J. Glover (5)	43,027	*
Christopher Phebus (6)	-	*
Robert Winters (7)	28,759	*

All directors and executive officers as a group (7 individuals)	212,323	1.1%

* Represents a beneficial ownership of less the one percent of our outstanding common stock

(1)	Beneficial ownership includes 5,050 shares of our common stock and 44,426 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 5, 2018.

(2)	Beneficial ownership includes 58,831 shares of our common stock.

(3)	Beneficial ownership includes 3,471 shares of our common stock.

(4)	Beneficial ownership includes 28,759 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 5, 2018.

(5)	Beneficial ownership includes 4,950 shares of our common stock and 38,077 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 5, 2018.

(6)	Mr. Phebus joined the company on January 15, 2018 and does have any ownership of our common stock or options that are currently exercisable or exercisable within sixty days of July 5, 2018.

(7)	Beneficial ownership includes 28,759 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 5, 2018.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2018 with respect to our equity compensation plans:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column

Equity compensation plans approved by shareholders
Stock Options	388,529	$6.15	89,531	(1)
Restricted Stock	197,064	N/A	-

Equity compensation plans not approved by shareholders
Stock Options	-	-	-
Restricted Stock	97,297	N/A	402,703	(2)

Total	682,890	-	492,234

(1)	Consists of shares of our common stock available for issuance under the 2015 Omnibus Incentive Plan.

(2)	Consists of shares of our common stock available for issuance under the 2018 Employee Inducement Incentive Award Plan.

Our equity compensation plans consist of 2006 Stock Incentive Plan and 2015 Omnibus Incentive Plan which were approved by our stockholders. Once the 2015 Omnibus Incentive Plan was approved by the stockholders on October 22, 2015, no further stock options or other awards were awarded under the 2006 Stock Incentive Plan and it was terminated. Shares that are forfeited under the 2006 Stock Incentive Plan on or after October 22, 2015 will become available for issuance under the 2015 Omnibus Incentive Plan.

The equity compensation plan that has not been approved by our shareholders is our 2018 Employee Inducement Incentive Award Plan.

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

Our Board has determined that all of our current directors are “independent directors” within the meaning of the applicable listing standards of the NASDAQ, except for George H. Kirby III who is our President and Chief Executive Officer.

Certain Relationship and Related Person Transaction

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

	Fiscal Year 2018	Fiscal Year 2017

Audit Fees (1)	$322,000	$432,500
Audit- Related Fees	-	-
Tax Fees (2)	19,000	6,000
All Other Fees (3)	1,780	150,339

Total Fees	$342,780	$588,839

(1)	Audit Fees consist of fees for the audit and quarterly reviews of our consolidated financial statements and other professional services provided in connection with the statutory and regulatory filings or engagements. Fiscal year 2018 and 2017 audit fees include fees for comfort letters and consents of $72,500 and $182,500, respectively, related to several equity offerings. Fiscal 2018 includes $4,500 for out of pocket fees.

(2)	Tax Fees include fees for the tax return preparation assistance and review.

(3)	All Other Fees for fiscal 2018 includes subscription fee for KPMG’s accounting research tool. Fiscal year 2017 include reimbursement of costs related to response to SEC inquiry.

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

All audit services and all non-audit services in fiscal years 2018 and 2017 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibit Index on pages 69 to 70.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 17, 2018
/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

	President and Chief Executive Officer	July 17, 2018
George H. Kirby III	(Principal Executive Officer) Director

	Chief Financial Officer	July 17, 2018
Matthew T. Shafer	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

	Chairman of the Board Director	July 17, 2018
Terence J. Cryan

	Director	July 17, 2018
Dean J. Glover

	Director	July 17, 2018
Steven M. Fludder

	Director	July 17, 2018
Robert K. Winters

Exhibits Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed June 23, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
4.1	Specimen certificate of Common Stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
10.1	Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006).
10.2	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.3	Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007).
10.4	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.5	Amended Option Agreement for Purchase of Emissions Credits, dated December 4, 2012, between Ocean Power Technologies, Inc. and its affiliates and Metasource Pty Ltd (formerly known as Woodside Sustainable Energy Solutions Pty Ltd) (incorporated by reference from Exhibit 10.23 to Form 10-K filed July 12, 2013).
10.6	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 11, 2015).*
10.7	Placement Agency Agreement dated June 2, 2016, by and among Ocean Power Technologies, Inc., Roth Capital Partners, LLC and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on June 2, 2016).
10.8	Form of Securities Purchase Agreement dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on June 2, 2016).
10.9	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10.10	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.11	Stipulation and Agreement of Class Settlement dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016).
10.12	Agreement by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd dated May 31, 2016 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K/A filed on June 6, 2016).

10.13	Form of Amendment No. 1 to the Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 7, 2016).
10.14	Form of Amendment No. 2, dated as of July 21, 2016, to the Securities Purchase Agreement, dated as of June 2, 2016, by and among Ocean Power Technologies, Inc. and the investor’s signatory thereto, and (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed July 21, 2016).
10.15	Form of Placement Agency Agreement, dated July 22, 2016, between the Company and the Placement Agent (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed July 22, 2016).
10.16	Form of Subscription Agreement, dated July 22, 2016 between the Company and the Purchasers thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2016).
10.17	Employment Letter between the Company and Matthew Shafer dated August 23, 2016, (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).
10.18	Letter Agreement between the Company and Mark A. Featherstone dated August 25, 2016, (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed August 29, 2016).
10.19	Employment Letter between the Company and Mike Mekhiche dated September 12, 2016, (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed August 29, 2016).
10.20	Letter Agreement between the Company and Mike Mekhiche dated June 19, 2014, (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed August 29, 2016).
10.21	Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).
10.22	Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).
10.23	Lease Agreement, dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed April 6, 2017).
10.24	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.25	Form of Restricted Stock Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.26	Contract between eni SpA and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.27	Contract between Premier Oil UK Limited and the Company dated June 27, 2018.+

21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – as of April 30, 2018 and 2017, (ii) Consolidated Statements of Operations – for the years ended April 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Loss – for the years ended April 30, 2018 and 2017, (iv) Consolidated Statements of Stockholders’ Equity – for the years ended April 30, 2018 and 2017 (v) Consolidated Statements of Cash Flows – for the years ended April 30, 2018 and 2017, (vi) Notes to Consolidated Financial Statements.***

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2018.

George H. Kirby III
President and Chief Executive Officer

Matthew T. Shafer
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Ocean Power Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries (the Company) as of April 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Ocean Power Technologies, Inc. and subsidiaries as of April 30, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 (b) to the consolidated financial statements, as of April 30, 2018 the Company has cash and cash equivalents of $11.5 million, and the Company has suffered recurring losses from operations and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in note 1 (b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Philadelphia, Pennsylvania

July 17, 2018

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2018	April 30, 2017

ASSETS
Current assets:
Cash and cash equivalents	$11,499	$8,421
Marketable securities	25	25
Restricted cash- short-term	572	334
Accounts receivable	171	48
Unbilled receivables	71	296
Litigation receivable	350	-
Other current assets	567	622
Total current assets	13,255	9,746
Property and equipment, net	712	170
Restricted cash- long-term	154	154
Other noncurrent assets	-	3
Total assets	$14,121	$10,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290	$586
Accrued expenses	2,261	3,059
Litigation payable	350	-
Warrant liabilities	201	323
Current portion of capital lease obligations	23	35
Unearned revenue	18	-
Deferred credits payable current	600	600
Total current liabilities	3,743	4,603
Long-term portion of capital lease obligations	-	23
Deferred rent	142	-
Total liabilities	3,885	4,626
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 18,424,939 and 6,313,996 shares, respectively	18	6
Treasury stock, at cost; 74,012 and 48,065 shares, respectively	(300)	(263)
Additional paid-in capital	208,216	193,234
Accumulated deficit	(197,538)	(187,370)
Accumulated other comprehensive loss	(160)	(160)
Total stockholders’ equity	10,236	5,447
Total liabilities and stockholders’ equity	$14,121	$10,073

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Twelve months ended April 30,
	2018	2017

Revenues	$511	$843
Cost of revenues	763	938
Gross loss	(252)	(95)

Operating expenses:
Product development costs	4,320	5,029
Selling, general and administrative costs	6,988	6,563
Total operating expenses	11,308	11,592
Operating loss	(11,560)	(11,687)

Gain due to the change in fair value of warrant liabilities	122	1,491
Interest income, net	83	28
Other income	4	-
Foreign exchange gain/(loss)	75	(16)
Loss before income taxes	(11,276)	(10,184)
Income tax benefit	1,119	698
Net loss	$(10,157)	$(9,486)
Basic and diluted net loss per share	$(0.66)	$(2.23)
Weighted average shares used to compute basic and diluted net loss per share	15,346,602	4,259,172

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Twelve months ended April 30,
	2018	2017

Net loss	$(10,157)	$(9,486)
Foreign currency translation adjustment	-	(38)
Total comprehensive loss	$(10,157)	$(9,524)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances, April 30, 2016	2,352,100	$2	(6,894)	$(138)	$181,670	$(177,884)	$(122)	$3,528
Net loss						(9,486)		(9,486)
Stock based compensation					278			278
Issuance of restricted stock, net	189,896	-			954			954
Sale of stock	3,772,000	4			10,332			10,336
Acquisition of treasury stock			(41,171)	(125)				(125)
Other comprehensive loss							(38)	(38)
Balances, April 30, 2017	6,313,996	$6	(48,065)	$(263)	$193,234	$(187,370)	$(160)	$5,447
Net loss						(10,157)		(10,157)
Stock based compensation					329			329
Issuance of restricted stock, net	178,756	-			-			-
Sale of stock, net of financing costs	11,932,187	12			14,642			14,654
Acquisition of treasury stock			(25,947)	(37)				(37)
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)					11	(11)		-
Other comprehensive loss							-	-
Balances, April 30, 2018	18,424,939	$18	(74,012)	$(300)	$208,216	$(197,538)	$(160)	$10,236

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Twelve months ended April 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(10,157)	$(9,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain)/loss	(75)	16
Depreciation	122	140
Loss on disposal of property, plant and equipment	5	-
Compensation expense related to stock option grants and restricted stock	329	1,232
Change in fair value of warrant liabilities	(122)	(1,491)
Payment for litigation settlement	-	(500)
Changes in operating assets and liabilities:
Accounts receivable	(123)	(48)
Unbilled receivable	225	(258)
Other receivable	(166)	-
Other assets	360	(212)
Accounts payable	(296)	213
Accrued expenses	(821)	395
Deferred rent	5	-
Unearned revenues	18	(39)
Net cash used in operating activities	(10,696)	(10,038)
Cash flows from investing activities:
Purchases of marketable securities	(25)	-
Maturities of marketable securities	25	50
Leasehold improvements and purchase of equipment	(658)	(37)
Net cash (used in) provided by investing activities	(658)	13
Cash flows from financing activities:
Proceeds from issuance of common stock and related warrants, net of costs	14,654	12,150
Payment of capital lease obligations	(35)	(28)
Payment of debt	-	(50)
Acquisition of treasury stock	(37)	(125)
Net cash provided by financing activities	14,582	11,947
Effect of exchange rate changes on cash, cash equivalents and restricted cash	88	(43)
Net increase in cash, cash equivalents and restricted cash	3,316	1,879
Cash, cash equivalents and restricted cash, beginning of period	8,909	7,030
Cash, cash equivalents and restricted cash, end of period	$12,225	$8,909

Supplemental schedule of cash flows information:
Cash paid for interest	$3	$6

Supplemental disclosure of noncash investing activities:
Acquisition of equipment pursuant to capital leases	$-	$4
Acquisition of leasehold improvements and equipment through accrued expenses	11	-

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Background and Liquidity

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

(b) Liquidity/Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $197.5 million at April 30, 2018. At April 30, 2018, the Company had approximately $11.5 million in cash on hand. The Company generated revenues of only $0.5 million and $0.8 million during the years ended April 30, 2018 and 2017, respectively. Based on the Company’s cash and cash equivalents and marketable securities balances as of April 30, 2018, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2019, including $0.6 million of payments due by August 30, 2018 as a return of an option due to ineligibility for certain emission credits. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2018 and 2017, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys™, its inability to market and commercialize its PowerBuoys™, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company closed five equity financing arrangements during the two year period ended April 30, 2018. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

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

(2)	Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Participation of stockholders other than the Company in the net assets and in the earnings or losses of a consolidated subsidiary is reflected as a non-controlling interest in the Company’s Consolidated Balance Sheets and Statements of Operations, which adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary

The Company also periodically evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of April 30, 2018, there were no such entities.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include fair value of warrant liabilities; estimated costs to complete projects and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment, particularly the macroeconomic pressures in certain European countries, has increased the degree of uncertainty inherent in those estimates and assumptions.

(c) Revenue Recognition

The Company’s contracts are either cost plus or fixed price contracts and may include a lease component. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Under cost plus contracts, a profit or loss on a project is recognized depending on whether actual costs are more or less than the agreed upon amount.

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

The Company classifies leases as either operating or capital lease arrangements in accordance with the authoritative accounting guidance contained within Accounting Standards Codification (“ASC”) Topic 840, “Leases”. At inception of the contract, the Company evaluates the lease against the four lease classification criteria within ASC Topic 840. In general, if one of the four criteria is met, then the lease is accounted for as a capital lease. All others are treated as an operating lease. For operating leases, lessee payments are recorded to revenue on a straight-line basis over the term of the lease.

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

(d) Cash and Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account. The following table summarizes cash and cash equivalents for the years ended April 30, 2018 and 2017:

	April 30, 2018	April 30, 2017
	(in thousands)

Checking and savings accounts	$1,332	$4,241
Overnight repurchase account	-	4,180
Money market account	10,167	-
	$11,499	$8,421

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company’s subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.4 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date but is cancelable at the discretion of the bank. As of April 30, 2018, there was €0.3 million ($0.4 million) in letters of credit outstanding under this agreement.

The other two agreements are between the Company and Santander Bank. Under the first agreement, the cash is on deposit at Santander Bank and serves as security for letter of credit issued by Santander Bank for the lease of new warehouse/office space in Monroe Township, New Jersey. The agreement cannot be extended beyond January 31, 2025, and is cancelable at the discretion of the bank. Under the second the cash is on deposit at Santander Bank and serves as security for a performance bond issued by Santander Bank as a requirement of the Eni contract. The following table summarizes restricted cash for the years ended April 30, 2018 and 2017:

	April 30, 2018	April 30, 2017
	(in thousands)

Barclay’s Bank Agreement	$372	$334
Santander Bank	354	154
	$726	$488

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows for the years ended April 30, 2018 and 2017:

	April 30, 2018	April 30, 2017
	(in thousands)

Cash and cash equivalents	$11,499	$8,421
Restricted cash- short term	572	334
Restricted cash- long term	154	154
	$12,225	$8,909

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2018 and, 2017, all of the Company’s investments were classified as held-to-maturity.

(f) Property and Equipment

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

Description	Estimated useful life

Equipment	5 - 7 years
Computer equipment & software	3 years
Office furniture & fixtures	3 - 7 years
Equipment under capitalized lease	Over the life of the lease
Leasehold improvements	Shorter of the estimated useful life or lease term

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

(h) Patents

External costs related to the filing of patents, including legal and filing fees, are capitalized if expenses related to the filing of a patent are significant. The Company continually re-assesses the remaining useful lives of its long-lived assets and costs are expensed when it is no longer probable that such technology will be utilized. Patents are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the patent may not be recoverable. Two new patents were granted in fiscal year 2018 and no new patents were granted in fiscal year 2017. There was no amortization of patents recorded during the years ended April 30, 2018 and 2017, as the patents are fully amortized.

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

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Twelve months ended April 30,
	2018	2017

Eni S.p.A.	33%	0%
Mitsui Engineering & Shipbuilding	43%	80%
Premier Oil UK Limited	10%	0%
U.S. Department of Defense Office of Naval Research	14%	20%
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to maintain collateral.

(j) Warrant Liabilities

The Company’s warrants to purchase shares of its common stock are classified as warrant liabilities and are recorded at fair value. The warrant liabilities are subject to re-measurement at each balance sheet date and the Company recognizes any change in fair value in its consolidated statements of operations within “(Gain due to the change in fair value of warrant liabilities”. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “stockholders’ equity” on the consolidated balance sheets.

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 910,045 and 657,078 for the years ended April 30, 2018 and 2017, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(l) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2018 and 2017 was approximately $0.3 million and $1.2 million, respectively. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the years ended April 30, 2018 and 2017:

	Twelve months ended April 30,
	2018	2017
	(in thousands)

Product development	$24	$525
Selling, general and administrative	305	707
Total share-based compensation expense	$329	$1,232

Valuation Assumptions for Restricted Stock and Options Granted During the Years Ended April 30, 2018 and 2017

Options

The fair value of each stock option granted, for both service-based and performance-based vesting requirements during the year ended April 30 2018, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the below table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility during the twelve months ended April 30, 2018.

	Twelve months ended April 30,
	2018	2017

Risk-free interest rate	2.1%	1.3%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.5
Expected volatility	128.2%	96.2%

The above assumptions were used to determine the weighted average per share fair value of $1.17 and 2.52 for stock options granted during the years ended April 30, 2018 and 2017, respectively.

Restricted Stock

Compensation expense for non-vested restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. If the vesting requirement of performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of alternative energy Exchange Traded Funds as measured over a specific performance period then the compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

(m) Deferred Rent

On March 31, 2017, the Company signed a new 7-year lease for approximately 56,000 square feet in Monroe Township, New Jersey that will be used as warehouse/production space and the Company’s principal offices and corporate headquarters. The lease was classified as an operating lease. Rent payments relating to the Monroe premises are subject to annual increases. The minimum monthly payments will vary over the 7-year term of the lease. The Company will record rent expense on a straight-line basis over the 7-year term of the lease. The difference between rent expense and the monthly lease payment will go to a deferred rent/prepaid rent account. The Landlord has provided the Company a tenant improvement allowance in an amount up to, but not exceeding, $137,563 to be applied to the cost of tenant improvement work. The Company collected the full amount of the tenant improvement allowance in May 2018. The Company recorded lease incentive liability to deferred rent. The Company will release the lease incentive liability on a straight-line basis over the 7-year term to rent expense.

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

(p) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. As such, the Company is required to adopt this standard effective in fiscal 2019, which begins May 1, 2018. The Company will use the modified retrospective approach to adopt ASU 2014-09. The Company is completing its final review and therefore has not determined the final impact on its consolidated financial statements and disclosures. However, the preliminary view is that the impact will not be material to the consolidated financial statements and disclosures. The impact to the Company could be affected by the nature and terms of potential future contracts with customers, as those contracts may have terms that differ from the company’s current contracts.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB’s Simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on May 1, 2017. Certain of the amendments are applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of May 1, 2017, while other amendments are applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption, the Company is beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of approximately $11,000 on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. As a result of the valuation allowance against our deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which amends guidance and presentation related to restricted cash in the statement of cash flows, including stating that amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. An entity is required to provide a disclosure indicating the reconciliation of all cash accounts. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has early adopted ASU 2016-18 effective May 1, 2017. In connection with the adoption of the standard the Company has used a retrospective transition method for each period presented in the statement of cash flows. The Company reclassified $300,000 of restricted cash to cash, cash equivalents and restricted cash, beginning of period for the period April 30, 2017 and $488,000 of restricted cash to cash, cash equivalents and restricted cash, ending of period for the period April 30, 2017 in the statement of cash flows.

(3) Marketable Securities

Marketable securities with initial maturities greater than three months but that mature within one year from the balance sheet date are classified as current assets. For the period ended April 30, 2018 and April 30, 2017 the Company had $25,000 in certificates of deposit.

(4) Property and Equipment

The components of property and equipment as of April 30, 2018 and 2017 consisted of the following:

	April 30, 2018	April 30, 2017
	(in thousands)

Equipment	$394	$715
Computer Equipment & Software	614	556
Office Furniture & Equipment	338	250
Leasehold improvements	473	182
Equipment under capitalized lease	103	103
	$1,922	$1,806
Less: accumulated depreciation	(1,210)	(1,636)
	$712	$170

Depreciation expense was $0.1 million and $0.1 million for the years ended April 30, 2018 and 2017, respectively.

As of April 30, 2018 and 2017, computer equipment and software under capital leases was $103 thousand and $103 thousand, respectively. The terms of the leases are for 36 months. Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of April 30, 2018 are as follows:

April 30, 2018
(in thousands)

Remaining payments in Fiscal 2019	$23
Total net future minimum lease payments	$23
Less: Amount representing interest	-
Present value of net minimum lease payments	$23

(5) Accrued Expenses

Accrued expenses consist of the following at April 30, 2018 and April 30, 2017.

	April 30, 2018	April 30, 2017
	(in thousands)

Project costs	$57	$898
Contract loss reserve	395	238
Employee incentive payments	761	643
Accrued salary and benefits	442	484
Legal and accounting fees	246	478
Accrued taxes payable	179	132
Other	181	186
	$2,261	$3,059

(6) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of Common Stock to an investor, the Company received $0.6 million from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of April 30, 2018, the Company has not generated any emissions credits eligible for purchase under the agreement. The $0.6 million is reflected on the balance sheet within “Deferred credits payable current” as of April 30, 2018 and 2017. The Company is currently in process of making payments to return the $0.6 million option fee and expects to complete the payments by August 30, 2018.

(7) Warrants

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

The warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability in accordance with ASC 480. As such, the warrants with a value of $0.2 million at April 30, 2018 and $0.3 million at April 30, 2017 are reflected within “Warrant liabilities” in the consolidated balance sheets.

An unrealized gain of $0.1 million and $1.5 million, were included within “Gain due to change in fair value of warrant liabilities” in the consolidated statements of operations for the year ended April 30, 2018 and 2017, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the period ended April 30, 2018 and April 30, 2017:

	April 30, 2018	April 30, 2017

Dividend rate	0.0%	0.0%
Risk-free rate	2.7% - 2.8%	1.8%
Expected life (years)	3.2 - 3.6	4.2 - 4.6
Expected volatility	132.9% - 142.7%	131.7% - 141.3%

(8) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2018, and 2017, no shares of preferred stock had been issued.

(9) Common Stock

As of April 30, 2018, the Company has 50,000,000 shares authorized with a par value of $0.001 per share and 18,424,939 shares issued.

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

(10) Treasury Shares

During the years ended April 30, 2018 and 2017, 25,947 and 41,171 shares of Common Stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(11) Share-Based Compensation Plans

2006 Stock Incentive Plan

In 2007, the Company’s 2006 Stock Incentive Plan became effective. A total of 80,321 shares were authorized for issuance under the 2006 Stock Incentive Plan. In 2009, an amendment to the 2006 Stock Incentive Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by 85,000 shares to 165,321. On October 2, 2013, a further amendment to the 2006 Stock Incentive Plan was approved by the Company’s stockholders, increasing the aggregate number of shares authorized for issuance by an additional 80,000 shares to 245,321. The Company’s employees, officers, directors, consultants and advisors were eligible to receive awards under the 2006 Stock Incentive Plan; however, incentive stock options may only be granted to employees. The maximum number of shares of Common Stock with respect to which awards may be granted to any participant under the 2006 Stock Incentive Plan was 20,000 per calendar year. Vesting provisions of stock options are determined by the board of directors. The contractual term of these stock options is up to ten years. The 2006 Stock Incentive Plan was administered by the Company’s board of directors, who were authorized to delegate authority to one or more committees or subcommittees of the board of directors or to the Company’s officers. The 2006 Stock Incentive Plan was terminated in December 2015 and unused shares in that Plan were transferred to the 2015 Omnibus Incentive Plan.

2015 Omnibus Incentive Plan

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 240,703 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016 upon approval by the Company’s stockholders the Company increased the number of shares authorized for issuance to 640,703. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. As of April 30, 2018, the Company has 89,531 shares available for future issuance under the 2015 plan.

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

2018 Employment Inducement Incentive Award Plan

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 500,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of April 30, 2018, there were 97,297 shares outstanding and 402,703 shares available for grant under the 2018 Inducement Plan.

(a) Stock Options

A summary of stock options under the plans described above is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2017	237,214	$14.64	7.6
Granted	170,664	$1.34
Exercised	-	$-
Cancelled/forfeited	(19,349)	$67.71
Outstanding as of April 30, 2018	388,529	$6.15	7.4
Exercisable as of April 30, 2018	217,205	$9.90	5.9

As of April 30, 2018, the total intrinsic value of outstanding and exercisable options was approximately $1,745 and $1,745, respectively. As of April 30, 2018, approximately 145,627 additional options were unvested, which options had no intrinsic value and a weighted-average remaining contractual term of 9.5 years. There was approximately $0.2 million and $0.3 million of total recognized compensation cost related to employees for stock options during the years ended April 30, 2018 and 2017, respectively. As of April 30, 2018, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.5 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non- vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During fiscal 2018, the Company granted 211,881 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements. The achievement or vesting requirement of the performance-based grants is tied to the Company’s total shareholder return (TSR) relative to the total shareholder return of three alternative energy Exchange Traded Funds as measured over a specific performance period. No vesting of the relevant shares will occur in instances where the Company’s TSR for the relevant period is below 80% of the peer group. However, additional opportunities to vest some or all of a portion of the shares in a subsequent period may occur. Compensation expense for these awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

Restricted stock issued and unvested at April 30, 2018 does not include any shares of unvested restricted stock subjected to performance-based vesting requirements.

A summary of unvested restricted stock under the plans described above is as follows:

		Weighted
	Number	Average Price
	of Shares	per Share

Issued and unvested at April 30, 2017	103,412	$3.99
Granted	211,881	$1.27
Vested	(85,104)	$4.67
Cancelled/forfeited	(33,125)	$2.00
Issued and unvested at April 30, 2018	197,064	$1.35

There was approximately $0.1 million and $0.9 million of total recognized compensation cost relating to restricted stock granted to employees during the years ended April 30, 2018 and 2017, respectively. As of April 30, 2018, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.0 years.

(12) Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the year ended April 30, 2018 and 2017.

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

Warrant Liabilities

The fair value of the Company’s warrant liabilities (refer to Note 7) recorded in the Company’s financial statements is determined using the Black-Scholes option pricing model and the quoted price of the Company’s common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2018:

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active marKets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$201	$-	$-	$201

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2017:

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active marKets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$323	$-	$-	$323

The following table provides a summary of changes in the fair value of the warrant liabilities during the year ended April 30, 2018;

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2016	$-
Issuance	1,814
Transfers	-
Change in fair value	(1,491)
Fair value – April 30, 2017	$323

Change in fair value	(122)
Fair value – April 30, 2018	$201

(13) Income Taxes

Loss before income taxes for the years ended April 30, 2018 and 2017 consisted of the following components:

	April 30, 2018	April 30, 2017
	(in thousands)

Domestic	$(11,004)	$(9,805)
Foreign	(272)	(379)
Total loss before income taxes	$(11,276)	$(10,184)

The income tax benefit for the years ended April 30, 2018 and 2017 consist of state income tax benefits of $1.1 million and $0.7 million, respectively, from the sale of New Jersey net operating losses and research and development credits.

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax for the periods ended April 30, 2018 and 2017 to loss before income taxes as a result of the following:

	April 30, 2018	April 30, 2017

Computed expected tax benefit	-29.7%	-34.0%
Increase(reduction) in income taxes resulting from:
State income taxes, net of federal benefit	3.0%	2.3%
Federal research and development tax credits	-1.5%	-1.7%
Foreign rate differential	0.3%	0.3%
Other non-deductible expenses	0.4%	0.1%
Proceeds of sale of New Jersey tax benefits	-9.9%	-6.9%
U.S. tax reform effects	162.2%	0.0%
Other	5.1%	11.7%
Increase in valuation allowance	-139.4%	25.9%
Income tax benefit	-9.5%	-2.3%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2018	April 30, 2017
	(in thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$29,329	$44,355
Foreign net operating loss carryforwards	3,852	3,761
State operating loss carryforwards	1,460	1,281
Federal and New Jersey research and development tax credits	3,143	2,996
Stock compensation	645	1,096
Unrealized foreign exchange loss	12	17
Accrued expenses	487	576
Other	330	627
Net deferred tax assets before valuation allowance	39,258	54,709
Valuation allowance	(39,258)	(54,709)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2018 and 2017, based upon the level of historical taxable losses, valuation allowances of $39.3 million and $54.7 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance decreased $15.4 million during the year ended April 30, 2018 and increased $2.1 during the year ended 2017. respectively.

As of April 30, 2018, the Company had net operating loss carry forwards for federal income tax purposes of approximately $139.7 million, which begin to expire in fiscal 2019. The Company also had federal research and development tax credit carry forwards of approximately $3.0 million as of April 30, 2018, which begins to expire in 2019. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company’s U.S. initial public offering in April 2007. The Company’s annual Section 382 limitation is approximately $3.3 million. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carry forwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year’s available limitation. Such limitation only applies to net operating losses incurred in periods prior to the ownership change. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2018, the Company had state net operating loss carry forwards of approximately $20.5 million which begin to expire in 2019, which also may be limited to utilization limitations. As of April 30, 2018, the Company had foreign net operating loss carry forwards of approximately $17.9 million. The ability to utilize these carry forwards may also be limited in the event of a significant change to ownership.

New Jersey Net Operating Loss

During the years ended April 30, 2018 and 2017, the Company sold New Jersey State net operating losses and research and development credits in the amount of $11.5 million and $7.8 million, respectively, resulting in the recognition of income tax benefits of $1.1 million and $0.7 million, respectively, recorded in the Company’s Statement of Operations.

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

The TCJA reduced the U.S. federal statutory tax rate for the Company from 34% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 29.7%. This is the result of using the tax rate of 34% for the number of days from the start of the fiscal year until the date of rate change and the tax rate of 21% for the number of days from the date of rate change until the end of the fiscal year. The Company completed the accounting for the income tax effects of certain elements of the TCJA and determined the impact to its deferred tax assets to be a reduction of $17.6 million, primarily resulting from the corporate rate reduction from 34% to 21%. Since the Company’s has historical losses, the Company continues to have a full valuation allowance against all deferred tax assets and there is no impact to its consolidated financial statements.

We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized and which deferred taxes will be settled within the current year at the 34% tax rate and those that will reverse after year end at the 21% tax rate. As of April 30, 2018, we have completed our accounting for the tax effects of the TCJA, however there is no effect on the deferred tax provision since the company has a full valuation allowance.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, we had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that we will be assessed a penalty relating to these tax years. We have estimated this penalty to be $177,000 for the period ended April 30, 2018. We have recorded the penalty to Selling, general and administrative costs in the Statement of Operations. At April 30, 2018 and 2017, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(14) Commitments and Contingencies

(a) Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in Monroe Township, New Jersey under an operating lease that expires on October 31, 2024. The lease commencement date is November 1, 2017, with lease payments beginning the same month. The lease expiration date is seven years from the rent commencement date. The Company provided a cash security deposit of approximately $154,000. The Lease contains a tenant improvement allowance of up to $138,000 and annual escalations, as such, the Company accounts for rent expense on a straight-line basis. Rent expense under operating leases was approximately $0.4 million and $0.3 million for the years ended April 30, 2018 and 2017, respectively.

Future minimum lease payments under operating leases as of April 30, 2018 are as follows:

April 30, 2018
(in thousands)

2019	312
2020	322
2021	331
2022	341
2023	352
Thereafter	546
$2,204

Shareholder Litigation and Demands

The Company and certain of its current and former directors and officers were defendants in a derivative lawsuit filed on March 18, 2015 in the United States District Court for the District of New Jersey captioned Labare v. Dunleavy, et. al., Case No. 3:15-cv-01980-FLW-LHG. The derivative complaint alleged claims for breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment relating to the now terminated agreement between Victorian Wave Partners Pty. Ltd. (VWP) and the Australian Renewable Energy Agency (ARENA) for the development of a wave power station. The derivative complaint sought unspecified monetary damages and other relief.

On July 10, 2015, a second derivative lawsuit, captioned Rywolt v. Dunleavy, et al., Case No. 3:15-cv-05469, was filed by another shareholder against the same defendants in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty, gross mismanagement, abuse of control, and unjust enrichment relating to the now terminated agreement between VWP and ARENA. The Rywolt complaint also seeks unspecified monetary damages and other relief. On February 8, 2016, the Court issued an order consolidating the Labare and Rywolt actions, appointing co-lead plaintiffs and lead counsel, and ordering a consolidated amended complaint to be filed within 30 days of the order. On March 9, 2016, the co-lead plaintiffs filed an amended complaint consolidating their claims and sought unspecified monetary damages and other relief.

On April 21, 2016, a third derivative lawsuit, captioned LaCalamito v. Dunleavy, et al., Case No. 3:16-cv-02249, was filed by another shareholder against certain current and former directors and officers of the Company in the United States District Court for the District of New Jersey alleging similar claims for breach of fiduciary duty relating to the now terminated agreement between VWP and ARENA. The LaCalamito complaint sought unspecified monetary damages and other relief. The Company was not been formally served and did not yet responded to the complaint.

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

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. The settlement provided for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement, which the Court granted on March 9, 2018. On May14, 2018, the Court held a final settlement approval hearing at which the Court stated that it was approving the settlement. On June 13, 2018, the Court issued a Final Order and Judgement, approving the Stipulation and Agreement of Settlement. The Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the twelve months ended April 30, 2018. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations.

On May 26, 2017, an attorney claiming to represent two stockholders sent the Company’s Board of Directors a Stockholder Litigation Demand letter (“Stockholder Demand”). The Stockholder Demand alleges that the voting of shares for the 1-for-10 reverse stock split at the 2015 annual meeting of stockholders held on October 22, 2015 was not properly counted, and further alleges that, although the Company reported the reverse stock split as having been passed, if the vote was properly counted the reverse stock split would not have been approved. The Stockholder Demand requests the Board of Directors either to deem the reverse stock split as ineffective and disclose the same or to seek a proper and effective stockholder ratification of the reverse stock split. In addition, the Stockholder Demand requests the Board of Directors to adopt and implement adequate internal controls and systems to prevent the alleged improper voting from recurring. On June 23, 2017, the Company responded to the Stockholder Demand, explained the procedures that were followed for the 2015 annual meeting of stockholders and provided the Oath of the Inspector of Elections and the Certificate of the Inspector of Elections that certified as accurate the results of the voting at the meeting including voting on the reverse stock split proposal. On June 26, 2017, the attorney representing the alleged stockholders replied to the Company’s response, further alleged that the proxy statement underlying the 2015 annual meeting provided voting instructions that misled the stockholders regarding whether their brokers could vote on the reverse stock split proposal and renewed their requests of the Board. On July 24, 2017, the Company provided an additional response to the Stockholder Demand, denied the allegations, and declined to take any of the actions requested.

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company's subsidiaries. In 2014, the Company and Mr. Dunleavy have agreed to suspend his alleged employment claims pending resolution of a class action shareholder litigation (resolved in May 2017) and then agreed to continue to the suspension pending resolution of the derivatives litigation (resolved in June 2018). As of the filing of this report, the claims are still suspended.

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

(b) Regulatory Matters

SEC Investigation

On April 30, 2018, the Company received a letter from the SEC staff in the Philadelphia regional office announcing that the SEC had concluded its investigation of the Company. The investigation began on February 4, 2015, when the Company received a subpoena from the SEC requesting information related to the discontinued VWP Project in Australia. On July 12, 2016, the SEC issued second subpoena requesting information related to the Company’s April 4, 2014 public offering. The Company provided information to the SEC in response to both subpoenas and cooperated with the SEC throughout its investigation. In its letter of April 30, 2018, the SEC stated that it does not intend to recommend an enforcement action by the SEC against the Company.

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

Spain Income Tax Audit

We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, we had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that we will be assessed a penalty relating to these tax year. We have estimated this penalty to be $177,000 for the period ended April 30, 2018. We have recorded the penalty to Selling, general and administrative costs in the Statement of Operations.

(15) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. Geographic information is as follows:

	Year Ended April 30, 2018
	North		Asia and
	America	Europe	Australia	Total
	(in thousands)

Revenues from external customers	$511	$-	$-	$511
Operating loss	(11,282)	(243)	(35)	(11,560)
Long-lived assets	712	-	-	712
Total assets	13,762	22	337	14,121

	Year Ended April 30, 2017
	North		Asia and
	America	Europe	Australia	Total
	(in thousands)

Revenues from external customers	$843	$-	$-	$843
Operating loss	(11,270)	(389)	(28)	(11,687)
Long-lived assets	170	-	-	170
Total assets	9,498	209	366	10,073

(16) Subsequent Events

On June 13, 2018, Tiderunner Marine, Inc. filed a lawsuit in the United States District Court for the District of New Jersey captioned Tiderunner Marine, Inc. v. Ocean Power Technologies, Inc., Case No. 1:18-cv-10496. The complaint names Ocean Power Technologies, Inc. as defendant and alleges claims for breach of contract, unjust enrichment, conversion, and fraud, negligent and/or reckless misrepresentation all as associated with the removal of an OPT mooring system off the coast of New Jersey that was completed in May 2017. The complaint seeks damages in the amount of $2,825,130 together with interest, costs, attorney’s fees, punitive damages and such other relief as may be appropriate under the circumstances. OPT has retained counsel, is investigating the claims, and has not yet responded to the lawsuit. As of April 30, 2018. The Company has not accrued any provision related to this matter since it cannot reasonably estimate the loss contingency.

On June 27, 2018, Ocean Power Technologies, Inc. (the “Company”) entered into a contract with Premier Oil UK Limited (“PMO”) for the lease of a PB3 PowerBuoy™ (the “PMO Agreement”) to be deployed in one of PMO’s offshore fields in the North Sea. Under the agreement, the PowerBuoy™ will provide communications and remote monitoring services for PMO assets and will demonstrate its ability to monitor and alert vessels in the area after the Floating Production, Storage and Offloading vessel is removed. The initial trial phase shall last for three months, and if successful, PMO may elect to extend for a second six-month trial phase and a third three-month trial phase. The Company will be paid a flat fee specified in the contract for each phase of the lease. At the end of the twelve months, PMO will have the option to extend the lease on a month-to-month basis as well as to purchase the PowerBuoy™. If PMO elects to purchase the unit, the parties will negotiate mutually agreeable terms. The Company has agreed to assist PMO in deployment and commissioning of the unit, as well as related data collection and assessment of performance. PMO is responsible for all costs associated with deployment and installation.

