Form 10-Q
period 2018-07-31
Ocean Power Technologies, Inc.
filed 2018-09-12
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of September 6, 2018, the number of outstanding shares of common stock of the registrant was 18,796,856

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2018, and in our subsequent reports under the Exchange Act. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	July 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,644	$11,499
Marketable securities	25	25
Restricted cash- short-term	563	572
Accounts receivable	102	171
Unbilled receivables	-	71
Contract assets	8	-
Litigation receivable	-	350
Other current assets	581	567
Total current assets	8,923	13,255
Property and equipment, net	706	712
Restricted cash- long-term	155	154
Total assets	$9,784	$14,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$354	$290
Accrued expenses	1,851	2,261
Litigation payable	-	350
Unearned revenue	-	18
Contract liabilities	24	-
Warrant liabilities	116	201
Current portion of capital lease obligations	14	23
Deferred credits payable current	200	600
Total current liabilities	2,559	3,743
Deferred rent	145	142
Total liabilities	2,704	3,885
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 18,442,298 and 18,424,939 shares, respectively	18	18
Treasury stock, at cost; 74,012 and 74,012 shares, respectively	(300)	(300)
Additional paid-in capital	208,296	208,216
Accumulated deficit	(200,778)	(197,538)
Accumulated other comprehensive loss	(156)	(160)
Total stockholders’ equity	7,080	10,236
Total liabilities and stockholders’ equity	$9,784	$14,121

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in $000’s, except per share data)

	Three months ended July 31,
	2018	2017

Revenues	$31	$195
Cost of revenues	142	217
Gross loss	(111)	(22)

Operating expenses:
Engineering and product development costs	1,149	1,102
Selling, general and administrative costs	2,052	1,641
Total operating expenses	3,201	2,743
Operating loss	(3,312)	(2,765)

Gain due to the change in fair value of warrant liabilities	85	37
Interest income, net	13	3
Foreign exchange gain/(loss)	(26)	62
Net loss	$(3,240)	$(2,663)
Basic and diluted net loss per share	$(0.18)	$(0.22)
Weighted average shares used to compute basic and diluted net loss per share	18,153,863	12,268,683

See accompanying notes to unaudited consolidated financial statements.

4

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(in $000’s)

	Three months ended July 31,
	2018	2017

Net loss	$(3,240)	$(2,663)
Foreign currency translation adjustment	4	22
Total comprehensive loss	$(3,236)	$(2,641)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statement of Stockholders’ Equity

(in $000’s, except share data)

					Additional		Accumulated Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances, April 30, 2018	18,424,939	$18	(74,012)	$(300)	$208,216	$(197,538)	$(160)	$10,236
Net loss						(3,240)		(3,240)
Stock based compensation					80			80
Issuance of restricted stock, net	17,359	-			-			-
Other comprehensive loss							4	4
Balances, July 31, 2018	18,442,298	$18	(74,012)	$(300)	$208,296	$(200,778)	$(156)	$7,080

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in $000’s)

	Three months ended July 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(3,240)	$(2,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss/(gain)	26	(62)
Depreciation	45	31
Loss on disposal of property, plant and equipment	-	4
Compensation expense related to stock option grants and restricted stock	80	91
Gain due to the change in fair value of warrant liabilities	(85)	(37)
Changes in operating assets and liabilities:
Accounts receivable	69	(38)
Unbilled receivables	71	133
Contract assets	(8)	-
Other assets	(13)	239
Accounts payable	65	(405)
Accrued expenses	(411)	(1,531)
Deferred rent	2	-
Deferred credit payable	(400)	-
Unearned revenue	(18)	-
Contract liabilities	24	-
Net cash used in operating activities	(3,793)	(4,238)
Cash flows from investing activities:
Purchases of marketable securities	(25)	-
Maturities of marketable securities	25	-
Leasehold improvements and purchase of equipment	(30)	(12)
Net cash used in investing activities	(30)	(12)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	-	7,221
Payment of capital lease obligations	(9)	(9)
Acquisition of treasury stock	-	(32)
Net cash (used in) provided by financing activities	(9)	7,180
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31)	90
Net (decrease)/increase in cash, cash equivalents and restricted cash	(3,863)	3,020
Cash, cash equivalents and restricted cash, beginning of period	12,225	8,909
Cash, cash equivalents and restricted cash, end of period	$8,362	$11,929

Supplemental schedule of cash flows information:
Cash paid for interest	$-	$1

Supplemental disclosure of noncash investing activities:
Acquisition of leasehold improvements and equipment through accrued expenses	10	-

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and commercializing its proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company uses proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. The Company has designed and continues to develop the PowerBuoy™ product line which is based on modular, ocean-going buoys, which the Company has been periodically ocean testing since 1997. The Company markets its PowerBuoys™ in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts relating to our technology. Today our goal is to generate the majority our revenue from the sale or lease of products, and sales of services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of products and services.

b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

c) Liquidity/Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $200.8 million as of July 31, 2018. As of July 31, 2018, the Company had approximately $8.4 million in cash, cash equivalents, restricted cash and marketable securities on hand. The Company generated revenues of $31,000 and $0.2 million during each of the three months ended July 31, 2018 and 2017. Based on the Company’s cash, cash equivalents, restricted cash and marketable securities as of July 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2018 and the three months ended July 31, 2018, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys™, its inability to market and commercialize its PowerBuoys™, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company closed five equity financing arrangements during the 27-month period ended July 31, 2018. The Company does currently have committed sources of equity financing, but the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

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

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the fair value of warrant liabilities, estimated costs to complete projects; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment, particularly the macroeconomic pressures in certain European countries, has increased the degree of uncertainty inherent in those estimates and assumptions.

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account.

	July 31, 2018	April 30, 2018
	(in thousands)

Checking and savings accounts	$965	$1,332
Money market account	6,679	10,167
	$7,644	$11,499

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company’s subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.4 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date but is cancelable at the discretion of the bank. As of July 31, 2018, there was €0.3 million ($0.4 million) in letters of credit outstanding under this agreement.

The other two agreements are between the Company and Santander Bank. Under the first agreement, the cash is on deposit at Santander Bank and serves as security for letter of credit issued by Santander Bank for the lease of new warehouse/office space in Monroe Township, New Jersey. The agreement cannot be extended beyond January 31, 2025 and is cancelable at the discretion of the bank. Under the second agreement, the cash is on deposit at Santander Bank and serves as security for a performance bond issued by Santander Bank as a requirement of the Eni contract. Restricted cash includes the following:

	July 31, 2018	April 30, 2018
	(in thousands)

Barclay’s Bank Agreement	$362	$372
Santander Bank	356	354
	$718	$726

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	July 31, 2018	April 30, 2018
	(in thousands)

Cash and cash equivalents	$7,644	$11,499
Restricted cash- short term	563	572
Restricted cash- long term	155	154
	$8,362	$12,225

(d) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of July 31, 2018, and April 30, 2018, all of the Company’s investments were classified as held-to-maturity.

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

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
	2018	2017

Eni S.p.A.	16%	0%
Mitsui Engineering & Shipbuilding	0%	67%
Premier Oil UK Limited	84%	0%
U.S. Department of Defense Office of Naval Research	0%	33%
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to maintain collateral.

(h) Warrant Liabilities

The Company’s warrants to purchase shares of its common stock are classified as warrant liabilities and are recorded at fair value. The warrant liabilities are subject to re-measurement at each balance sheet date and the Company recognizes any change in fair value in its consolidated statements of operations within “Gain due to the change in fair value of warrant liabilities.” The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Stockholders’ equity” on the consolidated balance sheets.

(i) Net Loss per Common Share

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 898,829 for the three months ended July 31, 2018 and 701,977 for the three months ended July 31, 2017, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(j) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three months ended July 31, 2018 and 2017:

	Three months ended July 31,
	2018	2017
	(in thousands)

Product development	$11	$13
Selling, general and administrative	69	78
Total share-based compensation expense	$80	$91

(k) Deferred Rent

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

(l) Revenue Recognition

A performance obligation is the unit of account for revenue recognition. The Company assesses the goods or services promised in a contract with a customer and identifies as a performance obligation either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. The majority of the Company’s contracts have no observable standalone selling price since the associated products and services are customized to customer specifications. As such, the standalone selling price generally reflects the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control of it. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred or time elapsed are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred or time elapsed best represents the measure of progress against the performance obligations incorporated within the contractual agreements. When the Company’s estimate of total costs to be incurred to satisfy the performance obligations exceed revenue, the Company recognizes the loss immediately.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The following are percentages of revenues by contract type;

	Three months ended July 31,
	2018	2017
	(in thousands)

Fixed price	100%	100%
Firm fixed price	100%	100%
Cost sharing	0%	0%

Cost plus	0%	0%
	100%	100%

As of July 31, 2018, the Company’s total remaining performance obligations, also referred to as backlog, totaled $1.0 million. The Company expects to recognize approximately 63%, or $0.6 million, of the remaining performance obligations as revenue over the next twelve months, an additional 37% the following twelve months.

(m) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. As such, the Company is required to adopt this standard effective in fiscal 2019, which begins May 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. Under the full retrospective method, the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of application. Effective May 1, 2018, the Company adopted the requirements of ASU 2014-09 using the modified retrospective method. As a practical expedient, the Company adopted the new standard only for existing contracts as of May 1, 2018, the date of adoption. Any contracts that had expired prior to May 1, 2018 were not evaluated against the new standard. The Company adopted ASU 2014-09 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11,“Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Company is evaluating the effect ASU 2016-02 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

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

(3) Account Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets, and contract liabilities.

Accounts Receivable

The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of good has transferred to the customer. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represent their estimated realizable value. Accounts receivable consisted of the following at July 31, 2018 and April 30, 2018.

	July 31, 2018	April 30, 2018
	(in thousands)

Opening balance	$171	$48
Amount invoiced to customer	100	754
Collections	(169)	(631)
Ending balance	$102	$171

Contract Assets and Contract Liabilities

Contract assets (previously referred to as unbilled receivables). Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. On May 1, 2018, the day of adoption of ASC 2014-09, the Company reclassified $71,000 of unbilled receivables to contract assets.

Contract liabilities (previously referred to as unearned revenue). Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. On May 1, 2018, the day of adoption of ASC 2014-09, the Company reclassified $18,000 of unearned revenue to contract liabilities.

A summary of the contract assets and contract liabilities is as follows:

	July 31, 2018	April 30, 2018
	(in thousands)

Contract assets	$8	$-
Contract liabilities	24	-
Contract (liability)/assets, net	$(16)	$-

The decrease in contract assets is primarily a result of services performed during the three months ended July 31, 2018 and billed under the related contracts. The increase in contract liabilities is primarily a result of an additional amount invoiced to customers in excess of revenue recognized during the three months ended July 31, 2018. During the three months ended July 31, 2018, the Company recognized $18,000 of revenue that was included in contract liabilities at May 1, 2018. During the three months ended July 31, 2018, the Company recognized revenue of $31,000 related to performance obligations that were partially satisfied in previous periods.

(4) Marketable Securities

Marketable securities with initial maturities greater than three months but that mature within one year from the balance sheet date are classified as current assets. For the periods ended July 31, 2018 and April 30, 2018 the Company had $25,000 in certificates of deposit.

(5) Accrued Expenses

Accrued expenses consist of the following at July 31, 2018 and April 30, 2018.

	July 31, 2018	April 30, 2018
	(in thousands)

Project costs	$17	$57
Contract loss reserve	410	395
Employee incentive payments	276	761
Accrued salary and benefits	467	442
Legal and accounting fees	341	246
Accrued taxes payable	177	179
Other	163	181
	$1,851	$2,261

(6) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $0.6 million from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. As of July 31, 2018, the Company did not generate any emissions credits eligible for purchase under the agreement. It has been agreed by the investor and the Company that the Company will return the option fee of $0.6 million. As of July 31, 2018, the Company has made payments of $0.4 million of the $0.6 million option fee. Therefore, $0.2 million and $0.6 million is reflected in the consolidated balance sheets within “Deferred credits payable current” as of July 31, 2018 and April 30, 2018, respectively. The Company made the final payment and has completely paid the balance on August 23, 2018. As a result, this matter is completely resolved and no additional amounts are owed by the Company to the investor.

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

Both sets of warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability in accordance with ASC 480. As such, the warrants had a value of $0.1 million and $0.2 million at July 31, 2018 and April 30, 2018, respectively, as reflected within “Warrant liabilities” in the unaudited consolidated balance sheets.

An unrealized gain of approximately $85,000 and $37,000 for the three months ended July 31, 2018 and 2017, respectively, was included within “Gain due to change in fair value of warrant liability” in the consolidated statements of operations. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	July 31, 2018	July 31, 2017

Dividend rate	0.0%	0.0%
Risk-free rate	2.77%	1.7%
Expected life (years)	3.0 - 3.4	4.0 - 4.4
Expected volatility	140.5%	140.3%

(8) Stock-Based Compensation

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

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 240,703 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016 upon approval by the Company’s stockholders the Company increased the number of shares authorized for issuance to 640,703. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of July 31, 2018, the Company has 119,606 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 500,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of July 31, 2018, there were 116,156 shares outstanding and 383,844 shares available for grant under the 2018 Inducement Plan.

(a) Stock Options

The Company estimates the fair value of each stock option granted, for both service-based and performance-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. There were no shares granted in the three months ended July 31, 2018 and 2017.

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2018	388,529	$6.15	7.4
Granted	-	$-
Exercised	-	$-
Cancelled/forfeited	(28,575)	$43.06
Outstanding as of July 31, 2018	359,954	$3.22	7.8
Exercisable as of July 31, 2018	189,224	$4.91	6.5

As of July 31, 2018, the total intrinsic value of both outstanding and exercisable options was approximately zero. As of July 31, 2018, approximately 145,121 additional options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 9.2 years. There was approximately $51,000 and $69,000 of total recognized compensation cost related to stock options during each of the three months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, there was approximately $45,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.23 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2018, the Company granted 18,859 shares subject to service-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2018	197,064	$1.35
Granted	18,859	$1.14
Vested	-	$-
Cancelled/forfeited	(1,500)	$1.40
Issued and unvested at July 31, 2018	214,423	$1.33

There was approximately $29,000 and $22,000 of total recognized compensation cost related to restricted stock for the three months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, there was approximately $177,000 of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 1.9 years.

(c)Treasury Stock

During the three months ended July 31, 2018 and 2017, zero and 22,016 shares, respectively, of common stock was purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(9) Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during each of the three months ended July 31, 2018 and 2017.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2018.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$116	$-	$-	$116

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2018.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$201	$-	$-	$201

The following table provides a summary of changes in fair value of the Company’s warrant liabilities held at July 31, 2018.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2017	$323
Change in fair value	(122)
Fair value – April 30, 2018	$201

Change in fair value	(85)
Fair value – July 31, 2018	$116

There were no re-measured assets or liabilities at fair value on a non-recurring basis during the three months ended July 31, 2018 and 2017, respectively.

(10) Commitments and Contingencies

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

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. If approved by the Court, the settlement provides for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement, which the Court granted on March 9, 2018. On May 14, 2018, the Court held a final settlement approval hearing at which the Court stated that it was approving the settlement. On June 13, 2018, the Court issued a Final Order and Judgement, approving the Stipulation and Agreement Settlement. The Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the three months ended July 31, 2018. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations. The Company’s insurance carrier made payment of $350,000 to the plaintiffs’ attorneys on May 3, 2018. As a result, the consolidated derivatives lawsuits are now completely resolved, the releases are operative and the matter is closed.

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

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries. In 2014, the Company and Mr. Dunleavy entered into a tolling agreement with respect to his alleged employment claims pending resolution of a securities class action and shareholder derivative litigation. The securities class action was resolved in November 2017 and the derivatives litigation was resolved in June 2018.

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. The Company has retained counsel, is investigating the demands, and has not yet responded to the demand for arbitration.

Tide Runner Marine, Inc.

On June 13, 2018, Tide Runner Marine, Inc. (“Tide Runner”) filed a lawsuit in the United States District Court for the District of New Jersey captioned Tide Runner Marine, Inc. v. Ocean Power Technologies, Inc., Case No. 1:18-cv-10496. The complaint names the Company as defendant and alleges claims for breach of contract, unjust enrichment, conversion, and fraud, negligent and/or reckless misrepresentation all as associated with the removal of a Company mooring system off the coast of New Jersey that was completed in May 2017. The complaint seeks damages in the amount of $2,825,130 together with interest, costs, attorney’s fees, punitive damages and such other relief as may be appropriate under the circumstances. On July 27, 2018, the Company filed an answer denying the claims in the complaint, asserted various affirmative defenses, and asserted a counter-claim for damages in the amount of $15,000 for Tide Runner’s failure to pay the Company for certain portions of the mooring system that were recovered. On August 2, 2018, Tide Runner filed its answer to and denied the Company’s counterclaim and asserted various affirmative defenses. A scheduling conference has been set for September 13, 2018. Discovery had not yet commenced. As of July 31, 2018. The Company has not accrued any provision related to this matter since it cannot reasonably estimate the loss contingency.

Except for the pending settlement noted previously, we have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, the Company had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that the Company will be assessed a penalty relating to these tax year. The Company has estimated this penalty to be $177,000 for the period ended July 31, 2018. The Company has recorded the penalty to Selling, general and administrative costs in the Statement of Operations.

(11) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) during the three months ended July 31, 2018 and 2017. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that we will be assessed a penalty relating to these tax years for these losses. We have estimated this penalty to be $177,000, and as such, for the period ended July 31, 2018 and April 30, 2018, we have recorded $177,000 for this penalty to Accrued expenses in the Balance Sheet. At July 31, 2018 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

(12) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During the three months ended July 31, 2018 and 2017, the Company’s primary business operations were in North America.

(13) Adoption of Revenue Recognition Guidance

The Company adopted the new revenue recognition guidance effective May 1, 2018, using the modified retrospective method. The primary impact of the new guidance was a change in the timing of revenue recognition on certain long-term contracts. The new guidance does not change the total sales or operating income on the related customer contracts, only the timing of when sales and operating income are recognized. The Company uses the expected cost plus a margin approach and lease accounting literature for revenue recognition on customer contracts. The impact of the adoption for the three months ended July 31, 2018 was an increase of $28,000 to net loss. Further, as the Company’s adoption of the guidance decelerated the timing of revenue recognition on the Company’s contracts, the adoption resulted in a $28,000 increase in the Company’s remaining performance obligations, also referred to as backlog, as of July 31, 2018. The following tables summarize the effect of adoption of the new revenue recognition standard on the Company’s unaudited condensed consolidated financial statements as of and for the three months ended July 31, 2018.

Select Statements of Operations Data

(in thousands, except per share data)

(Unaudited)

	Three months ended July 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Revenues	$31	$(28)	$59
Operating loss	(3,312)	(28)	(3,284)
Net loss	$(3,240)	$(28)	$(3,212)
Basic and diluted net loss per share	$(0.18)	$(0.00)	$(0.18)
Weighted average shares used to compute basic and diluted net loss per share	18,153,863	18,153,863	18,153,863

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended July 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Net loss	$(3,240)	$(28)	$(3,212)
Foreign currency translation adjustment	4	-	4
Total comprehensive loss	$(3,236)	$(28)	$(3,208)

Select Consolidated Balance Sheet Data

(in thousands)

(Unaudited)

	As of July 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

ASSETS
Contract assets	$8	$(4)	$12
Total assets	$9,784	$(4)	$9,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Contract liability	$24	$24	$-
Accumulated deficit	(200,778)	(28)	(200,750)
Total stockholders’ equity	$7,080	$(4)	$7,084
Total liabilities and stockholders’ equity	$9,784	$(4)	$9,788

Select Consolidated Statements of Cash Flows Data

(in thousands)

(Unaudited)

	Three months ended July 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Net loss	$(3,240)	$(28)	$(3,212)
Contract assets	(8)	4	(12)
Contract liability	24	24	-
Net cash used in operating activities	$(3,793)	$-	$(3,793)
Net increase in cash, cash equivalents and restricted cash	$(3,863)	$-	$(3,863)
Cash, cash equivalents and restricted cash, end of period	$8,362	$-	$8,362

(14) Subsequent Events

NASDAQ Delisting Notification

On August 9, 2018, the Company received a notification from the NASDAQ Stock Market (the “NASDAQ”) indicating that the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days and as a result, the Company is not in compliance with the minimum bid price requirement for continued listing. The NASDAQ notice has no immediate effect on the listing or trading of the Company’s common stock. Under the NASDAQ Listing Rules, the Company has a grace period of 180 calendar days, or until February 5, 2019, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period.

Aspire Purchase Agreement

On August 10, 2018, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a Registration Rights Agreement with Aspire Capital in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On August 23, 2018 such registration statement was declared effective by the Securities and Exchange Commission.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2018 refers to the year ended April 30, 2018).

Overview

Nearly 70% of the earth’s surface is covered by water, and over 40% of the world’s population lives within approximately 150 miles of a coast. Thousands of information gathering and/or power systems are deployed in the oceans today to increase our understanding of weather, climate change, biological processes, and marine mammal patterns as well as supporting exploration, security and defense and operations for industries such as oil and gas. Most of these systems are powered by battery, solar, wind, fuel cell, or fossil fuel generators that may be unreliable and expensive to operate while they also may be limited in their ability to deliver ample electric power. These current systems often necessitate significant tradeoffs in sensor accuracy, data processing and communications bandwidth and frequency in order to operate given limited available power. More persistent power systems requiring less maintenance, such as our systems, may have the ability to save costs over these current systems. Equally important are increases in available power may allow for better sensors, faster data sampling and higher frequency communication intervals up to real-time which could as a result improve scientific, safety, security and economic returns.

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

Based on our market research and publicly available data, we believe that numerous markets have a direct need for our PowerBuoys™ including oil and gas, science and research, security and defense, and communications. Depending on payload power requirements, sensor types and other considerations, we have found that our PowerBuoy™ could satisfy several application requirements within these markets. We believe that the PB3 persistently generates sufficient power to meet the requirements of many potential customer applications within our target markets.

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2018 and the first three months of fiscal year 2019, we continued work on projects with the Premier Oil (“PMO”) and Eni S.p.A. (“Eni”).

Product Development

The development of our technology has been funded by revenue generating projects, capital we raised, and by development engineering contracts we received starting in fiscal 1995, including projects with the DOE, the U.S. Navy, the Department of Homeland Security, MES, Premier Oil and Eni.

Through these historic projects, we also continued development of our PowerBuoy™ technologies. We are continuing to focus on marketing and developing our PowerBuoy™ products and services for use in autonomous power applications.

During the first three months of fiscal 2019, we continued to focus on the commercialization of our PowerBuoy™ technology, while expanding the application of our PB3 product in autonomous application markets. In March 2018, we entered into an agreement with Eni that provides for a minimum 24-month contract that includes a lease and associated project management. The PB3 PowerBuoy™ will be deployed in the Adriatic Sea to advance Eni’s Clean Sea technology for marine environmental monitoring and offshore asset inspection using AUVs. In June 2018, we entered into a contract with PMO for the lease of a PB3 PowerBuoy™ to be deployed in one of PMO’s offshore fields in the North Sea. Under the agreement, the PowerBuoy™ will provide communications and remote monitoring services for PMO assets and will demonstrate its ability to monitor and alert vessels in the area after the Floating Production, Storage and Offloading vessel is removed.

In fiscal 2018, we gained additional field experience with our PB3 by completing the demonstration of the PowerBuoy™ in an ocean observing application with MES. In January 2018, we were awarded a contract from PMO to study the feasibility of using the PB3 PowerBuoy™ for decommissioning operations in the North Sea. The work under this contract was completed in May 2018. In November, 2017 we completed the Phase I work under the contract with the U.S. Department of Defense Office of Naval Research (“ONR”), which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™. We are currently waiting for ONR funding to be approved for the next phase. Working closely with potential customers, we also continued to analyze and further develop new applications for the PowerBuoy™ including subsea well monitoring for oil and gas, Autonomous Underwater Vehicle (“AUV”) charging, and independent telecommunications platforms.

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

Additionally, and building upon our initial success in implementing an auto-ballast system in our PB3, we further enhanced this feature in order to achieve faster and more cost effective PB3 deployments and retrievals.

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

We are utilizing our experience with multiple commercial PB3 deployments globally to continually improve our product so that we have higher energy efficiency, additional mooring capability, platform flexibility and high reliability. For example, the redesigned PB3 leverages our knowledge base from past designs to incorporate new design features which we believe will improve its reliability and efficiency.

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

●	In August 2018 we entered into an agreement with Enel Green Power S.p.A. to evaluate a PB3 PowerBuoy™ deployment along the coast of Chile through a detailed feasibility study of the PowerBuoy™ as an offshore autonomous platform hosting oceanographic sensor systems.

●	In June 2018, we entered into a contract with PMO for the lease of a PB3 PowerBuoy™ to be deployed in one of PMO’s offshore fields in the North Sea. Under the agreement, the PowerBuoy™ will provide communications and remote monitoring services for PMO assets and will demonstrate its ability to monitor and alert vessels in the area after the Floating Production, Storage and Offloading vessel is removed. The initial trial phase shall last for three months, and if successful, PMO may elect to extend for a second six-month trial phase and a third three-month trial phase. We will be paid a flat fee specified in the contract for each phase of the lease. At the end of the twelve months, PMO will have the option to extend the lease on a month-to-month basis as well as to purchase the PowerBuoy™. If PMO elects to purchase the unit, the parties will negotiate mutually agreeable terms. We have agreed to assist PMO in deployment and commissioning of the unit, as well as related data collection and assessment of performance. PMO is responsible for all costs associated with deployment and installation.

●	In March 2018, we entered into an agreement with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 PowerBuoy™ lease and associated project management. The PB3 PowerBuoy™ will be deployed in the Adriatic Sea to advance Eni’s Clean Sea technology for marine environmental monitoring and offshore asset inspection using AUVs. The PB3 PowerBuoy™ will be used to demonstrate subsea battery charging, and eventually may be used to provide a stand-alone charging station and communications platform that would enable the long-term remote operation of AUVs. In August 2018, the buoy was built and the system level factory acceptance test completed. The Company shipped the PB3 PowerBuoy™ to Eni in August 2018.

●	In January 2018, we entered into a 3-month agreement totaling approximately $0.1 million with Premier Oil (“PMO”), an international oil and gas company, to study the feasibility of using the PB3 PowerBuoy™ for decommissioning operations in the North Sea. The contract outlines work that will determine the viability of using the PB3 for monitoring and guarding remaining wells and subsea equipment after removal of a floating production, storage and offloading vessel and prior to subsea decommissioning and/or well plugging and abandonment operations. The feasibility study was completed and submitted to PMO.

●	In February 2017, we entered into a Joint Application Development and Marketing Agreement with HAI Technologies to pursue mutual opportunities. The initial focus of the agreement is on offshore oil and gas subsea chemical injection systems where persistent power and real-time data communications are critical.

●	In December 2016, we entered into a Joint Marketing Agreement with Sonalysts, Inc. to explore and pursue mutual opportunities in defense and oil and gas applications. The agreement includes the exploration and assessment of the use of the PB3 as a platform to provide power and communications for these markets.

●	In September 2016, we entered into a contract with ONR totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™ leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. We completed the Phase 2 BASE Effort work under the contract which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™. The Company is waiting for ONR funding of Phase 2, Option 1 to be approved.

●	We have worked with MES (from 2010 to current) to develop several PowerBuoy™ projects in Japan. Historically, our agreements with MES have provided for MES to reimburse us for specific costs associated with research, development and deployment of our PowerBuoy™ product. In March 2016, we entered into a letter of intent with MES to conduct funded pre-work tasks and to negotiate a definitive agreement that would allow for the lease of the PB3 PowerBuoy™ for a project off the coast of Kozushima Island, Japan following a planned stage gate review. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process is a generally accepted industry practice and has been utilized by other customers such as the DOE. A final contract totaling nearly $1.0 million was negotiated and finalized with MES in May 2016 that included engineering and logistics support, and the lease of our PB3 PowerBuoy™ for a 7-month period, its ocean deployment, associated data collection and monitoring of its performance. Upon the completion of the engineering pre-work and a successful stage gate review, the PB3 was shipped to Japan and was deployed off Kozushima Island from April to September 2017. The MES lease concluded in September 2017 and the PB3 was shipped back to New Jersey.

●	In May 2016, we entered into a Memorandum of Agreement (“MOA”) with Wildlife Conservation Society (“WCS”) to explore the use of our PowerBuoys™ in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 was deployed off the coast of New Jersey which sought to establish a baseline acoustic survey. The deployment proceeded for approximately three months and met all project objectives.

●	In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the National Data Buoy Center (“NDBC”) to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy™. NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration was to be conducted off the coast of New Jersey. We integrated the SCOOP onto our PB3 PowerBuoy™ and in June 2016 we deployed the system off of the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, were carried out. The SCOOP was powered by the PB3 and provided metocean data to OPT and to NDBC. The deployment proceeded for approximately three months and met all project objectives.

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

Backlog

As of July 31, 2018, the Company’s negotiated backlog was $1.0 million. As of April 30, 2018, negotiated backlog was $0.7 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Business Strategy

We continue to commercialize our PB3 PowerBuoy™ for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Sell and/or lease PB3 PowerBuoy™. We believe our PB3 PowerBuoy™ is well suited for many remote offshore applications. We have observed potential market demand for both PowerBuoy™ sales and leases within our selected markets, and we intend to sell and lease PB3 PowerBuoy™ to these markets. Additionally, we intend to provide services associated with product sales and leases such as maintenance, remote monitoring and diagnostic, application engineering, planning, training, logistics and security support required for the PB3 PowerBuoy™ life-cycle. We continue to increase our commercial capabilities through new hires in marketing, sales, and application support, and through engagement of expert market consultants in various geographies.

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts in North America, Europe and parts of Asia, Africa and South America. We believe that each of these areas has sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

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

➢

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

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $200.8 million at July 31, 2018. Based on the Company’s cash, cash equivalents, restricted cash and marketable securities balances as of July 31, 2018 the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019.

The report of our independent registered public accounting firm on our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended April 30, 2018, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2018. There were no material changes in our critical accounting estimates or accounting policies during the three months ended July 31, 2018.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. As such, the Company is required to adopt this standard effective in fiscal 2019, which begins May 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. Under the full retrospective method, the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of application. Effective May 1, 2018, the Company adopted the requirements of ASU 2014-09 using the modified retrospective method. As a practical expedient, the Company adopted the new standard only for existing contracts as of May 1, 2018, the date of adoption. Any contracts that had expired prior to May 1, 2018 were not evaluated against the new standard. The Company adopted ASU 2014-09 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11,“Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Company is evaluating the effect ASU 2016-02 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

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

Revenues

A performance obligation is the unit of account for revenue recognition. The company assesses the goods or services promised in a contract with a customer and identifies as a performance obligation either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. The majority of the Company’s contracts have no observable standalone selling price since the associated products and services are customized to customer specifications. As such, the standalone selling price generally reflects the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control of it. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred or time elapsed are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred or time elapsed best represents the measure of progress against the performance obligations incorporated within the contractual agreements. When the Company’s estimate of total costs to be incurred to satisfy the performance obligations exceed revenue, the Company recognizes the loss immediately.

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

The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2018 and 2017.

	Three months ended July 31,
	2018	2017
	(in thousands)

Eni S.p.A.	$5	$-
Mitsui Engineering & Shipbuilding	-	131
Premier Oil UK Limited	26	-
U.S. Department of Defense Office of Naval Research	-	64
	$31	$195

We currently focus our sales and marketing efforts on North America, Europe, Australia, Asia and South America. The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2018 and 2017.

	Three months ended July 31,
Customer Location	2018	2017

Asia and Australia	0%	67%
Europe	100%	0%
United States	0%	33%
	100%	100%

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

Engineering and product development costs

Our engineering and product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy™ system, and to the development of new products, product applications and complementary technologies. We expense all of our engineering and product development costs as incurred.

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated certificates of deposit and cash accounts had a balance of $1.0 million as of July 31, 2018 and $1.2 million as of July 31, 2017, compared to our total cash, cash equivalents, restricted cash, and marketable securities balances of $8.4 million as of July 31, 2018 and $12.0 million as of July 31, 2017. These foreign currency balances are translated at each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Three months ended July 31, 2018 compared to the three months ended July 31, 2017

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2018 and 2017.

			% change
	Three months ended July 31,		2018 period to
	2018	2017	2017 period
	(in thousands)
Revenues	$31	$195	-84%
Cost of revenues	142	217	-35%
Gross loss	(111)	(22)
Operating expenses:
Engineering and product development costs	1,149	1,102	4%
Selling, general and administrative costs	2,052	1,641	25%
Total operating expenses	3,201	2,743
Operating loss	(3,312)	(2,765)
Gain due to the change in fair value of warrant liabilities	85	37	130%
Interest income, net	13	3	333%
Foreign exchange gain/(loss)	(26)	62	-142%
Net loss	$(3,240)	$(2,663)	22%

Revenues

Revenues were $31,000 in the three months ended July 31, 2018 as compared to $0.2 million in the three months ended July 31, 2017. The decline in revenue is due to the MES and ONR contracts being completed in the fiscal 2018.

Cost of revenues

Cost of revenues of $0.1 million for the three months ended July 31, 2018 as compared to $0.2 million in the three months ended July 31, 2017. The decline in cost of revenues is due to lower spending on existing projects compared to the same period in the fiscal 2018.

Engineering and product development costs

Product development costs for the three months ended July 31, 2018 and 2017 were $1.1 million as the spending for these two periods was relatively the same.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended July 31, 2018 and 2017 were $2.1 million and $1.6 million, respectively. The increase of $0.5 million is primarily due to higher personnel costs $0.2 associated with the hiring new employees as the business grows, higher spending on professional fees of $0.1 million and patent expense of $0.1 million.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended July 31, 2018 was an unrealized gain of $85,000 versus an unrealized gain of $37,000 for the three months ended July 31, 2017. The change between periods is due to a lower stock price and a higher discount rate used for the three months ended July 31, 2018.

Interest income, net

Interest income, net during the three months ended July 31, 2018 was $13,000, an increase of $10,000 as compared to the three months ended July 31, 2017.

Foreign exchange gain/(loss)

Foreign exchange loss during the three months ended July 31, 2018 was $26,000 compared to a gain of $62,000 during the three months ended July 31, 2017. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

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

Net cash used in operating activities

Net cash flows used in operating activities during the three months ended July 31, 2018 were $3.8 million, a decrease of $0.4 million compared to $4.2 million during the three months ended July 31, 2017. The decrease was primarily related to change of $1.6 million in accounts payable and accrued expenses balances mostly offset by a higher net loss of $0.6 million, change in other assets of $0.2 million and payment of deferred credits of $0.4 million for the three months ended July 31, 2018 compared to the same period in 2017.

Net cash used in investing activities

Net cash used in investing activities during the three months ended July 31, 2018 was $30,000, an increase of $18,000 compared to net cash used by investing activities during the three months ended July 31, 2017. The increase in net cash used in investing activities was due to spending on leasehold improvements and purchase of equipment.

Net cash used/provided by financing activities

Net cash used by financing activities during the three months ended July 31, 2018 was $9,000 compared to net cash provided by financing activities during the three months ended July 31, 2017 of $7.2 million. The three months ended July 31, 2017 included proceeds from the issuance of common stock of $7.2 million.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $31,000 in the three months ended July 31, 2018 and an increase of $90,000 in the three months ended for July 31, 2017. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $200.8 million at July 31, 2018. As of July 31, 2018, we had approximately $8.4 million in cash, cash equivalents, restricted cash and marketable securities on hand. The Company generated revenues of $31,000 and $0.2 million during the three months ended July 31, 2018 and 2017, respectively. Based on the Company’s cash, cash equivalents, restricted cash and marketable securities balances as of July 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our business is capital intensive and to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high product development costs associated with our product development. We anticipate that our operating expenses will be approximately $14.5 million in fiscal 2019 including product development spending of more than $6.3 million. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during the remainder of fiscal year 2019, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of July 31, 2018 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. If approved by the Court, the settlement provides for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement, which the Court granted on March. On May 14, 2018, the Court held a final settlement approval hearing at which the Court stated it was approving the settlement. On June 13, 2018, the Court issued a Final Order and Judgement, approving the Stipulation and Agreement Settlement. The Company has accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the three months ended July 31, 2018. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations. The Company’s insurance carrier made payment of $350,000 to the plaintiffs’ attorneys on May 3, 2018. As a result, the consolidated derivatives lawsuits are now completely resolved, the releases are operative and the matter is closed.

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

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries. In 2014, the Company and Mr. Dunleavy entered into a tolling agreement with respect to his alleged employment claims pending resolution of a securities class action and shareholder litigation. The securities class action was resolved in November 2017 and the derivatives litigation was resolved in June 2018.

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v, Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. The Company has retained counsel, is investigating the demands, and has not yet responded to the demand for arbitration.

Tide Runner Marine, Inc.

On June 13, 2018, Tide Runner Marine, Inc. (“Tide Runner”) filed a lawsuit in the United States District Court for the District of New Jersey captioned Tide Runner Marine, Inc. v. Ocean Power Technologies, Inc., Case No. 1:18-cv-10496. The complaint names the Company as defendant and alleges claims for breach of contract, unjust enrichment, conversion, and fraud, negligent and/or reckless misrepresentation all as associated with the removal of a Company mooring system off the coast of New Jersey that was completed in May 2017. The complaint seeks damages in the amount of $2,825,130 together with interest, costs, attorney’s fees, punitive damages and such other relief as may be appropriate under the circumstances. On July 27, 2018, the Company filed an answer denying the claims in the complaint, asserted various affirmative defenses, and asserted a counter-claim for damages in the amount of $15,000 for Tide Runner’s failure to pay the Company for certain portions of the mooring system that were recovered. On August 2, 2018, Tide Runner filed its answer to and denied the Company’s counterclaim and asserted various affirmative defenses. A scheduling conference has been set for September 13, 2018. Discovery had not yet commenced. As of July 31, 2018. The Company has not accrued any provision related to this matter since it cannot reasonably estimate the loss contingency.

Except for the pending settlement noted previously, we have not established any provision for losses relating to these claims and pending litigation. Due to the stages of these proceedings and considering the inherent uncertainty of these claims and litigation, at this time we are not able to predict or reasonably estimate whether we have any possible loss exposure or the ultimate outcome of these claims.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, the Company had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that the Company will be assessed a penalty relating to these tax year. The Company has estimated this penalty to be $177,000 for the period ended July 31, 2018. The Company has recorded the penalty to Selling, general and administrative costs in the Statement of Operations.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2018 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 17, 2018.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $200.8 million as of July 31, 2018. As of July 31, 2018, the Company had approximately $8.4 million in cash, cash equivalents, restricted cash and marketable securities on hand. The Company generated revenues of $31,000 and $0.2 million during the three months ended July 31, 2018 and 2017, respectively. Based on the Company’s cash and cash equivalents and marketable securities balances as of July 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into at least the quarter ending April 30, 2019.

We continue to experience operating losses and currently have only two revenue producing contracts, one with Premier Oil for the lease of a PB3 PowerBuoy™ to be deployed in one of PMO’s offshore fields in the North Sea, and another contract with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 PowerBuoy™ lease and associated project management. During fiscal 2018, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $900,000 per month.

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

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $3.2 million during the three months ended July 31, 2018 and $10.2 million in fiscal 2018. As of July 31, 2018, we had an accumulated deficit of $200.8 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy™. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

We are at risk of being de-listed from The NASDAQ Stock Market if we do not regain compliance with the minimum $1 bid price per share required by NASDAQ rules.

On August 9, 2018, we received a letter from The NASDAQ Stock Market informing us that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, and as a result, we are not in compliance with the minimum bid price requirement for continued listing. Under the NASDAQ Listing Rules), we have a grace period of 180 calendar days, or until February 5, 2019, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. If we do not regain compliance before February 5, 2019, the NASDAQ stated that it will provide us with written notice that our securities are subject to delisting. At that time, we may appeal the NASDAQ’s determination to a NASDAQ Listing Qualifications Panel, which would stay any further delisting action by the NASDAQ pending a final decision by the panel. Alternatively, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing standards, with the exception of bid price, for the NASDAQ Capital Market, and we state our intent to effect a reverse split, if necessary, to cure such deficiency.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

May 1 - May 31	-	-
June 1 - June 30	-	-
July 1 - July 31	-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.		EXHIBIT INDEX

10.1		Contract between Premier Oil UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed July 17, 2018) +++

10.2		Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018) +

10.3		Common Stock Purchase Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 13, 2018)

10.4		Registration Rights Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 13, 2018)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – July 31, 2018 (unaudited) and April 30, 2018, (ii) Consolidated Statements of Operations (unaudited) – three months ended July 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three months ended July 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows (unaudited) –three months ended July 31, 2018 and 2017, (v) Consolidated Statement of Stockholders’ Equity (unaudited) – three months ended July 31, 2018 (vi) Notes to Consolidated Financial Statements.**

+ Management contract or compensatory plan or arrangement.

+++ Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

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

Ocean Power Technologies, Inc.
(Registrant)

Date: September 12, 2018		/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Date: September 12, 2018		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer

