Form 10-K/A
period 2018-04-30
Ocean Power Technologies, Inc.
filed 2018-10-12
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) hereby amends the Annual Report on Form 10-K for the fiscal year ended April 30, 2018, which Ocean Power Technologies, Inc. (the “Company”,” “we” or “us”) previously filed with the Securities and Exchange Commission (“SEC”) on July 17, 2018 (the “Original Form 10-K”). We are filing this amendment to add conformed signatures omitted on the following pages; page 68- signatures for all Board of Directors; page F-2- signatures for George H. Kirby III and Matthew T. Shafer; Exhibit 31.1 and 32.1- signature for George H. Kirby III; and Exhibit 31.2 and 32.2- signature for Matthew T. Shafer. Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ George H. Kirby III	President and Chief Executive Officer	July 17, 2018
George H. Kirby III	(Principal Executive Officer) Director

/s/ Matthew T. Shafer	Chief Financial Officer	July 17, 2018
Matthew T. Shafer	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board Director	July 17, 2018
Terence J. Cryan

/s/ Dean J. Glover	Director	July 17, 2018
Dean J. Glover

/s/ Steven M. Fludder	Director	July 17, 2018
Steven M. Fludder

/s/ Robert K. Winters	Director	July 17, 2018
Robert K. Winters

68

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

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: October 12, 2018
/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer