Form 10-Q
period 2018-10-31
Ocean Power Technologies, Inc.
filed 2018-12-10
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to ___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of November 28, 2018, the number of outstanding shares of common stock of the registrant was 18,992,086.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	our ability to commercialize our PowerBuoys™, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture a commercially viable PowerBuoy™ product;

●	our ability to successfully develop and market new products, such as a hybrid PowerBuoy™ or subsea battery solutions;

●	that we will be successful in our efforts to commercialize our PowerBuoy™ or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our PowerBuoys™ and our wave energy technology;

●	the reliability of our technology and our PowerBuoys™;

●	the power output, survivability and reliability of our PowerBuoys™;

●	our ability to improve the power output, survivability and reliability of our PowerBuoys™;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	October 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,851	$11,499
Marketable securities	-	25
Restricted cash- short-term	550	572
Accounts receivable	467	171
Unbilled receivables	-	71
Contract assets	23	-
Litigation receivable	-	350
Other current assets	972	567
Total current assets	5,863	13,255
Property and equipment, net	676	712
Restricted cash- long-term	155	154
Total assets	$6,694	$14,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313	$290
Accrued expenses	2,192	2,261
Litigation payable	-	350
Unearned revenue	-	18
Contract liabilities	373	-
Warrant liabilities	65	201
Current portion of capital lease obligations	5	23
Deferred credits payable current	-	600
Total current liabilities	2,948	3,743
Deferred rent	147	142
Total liabilities	3,095	3,885
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 50,000,000 shares, issued 19,067,868 and 18,424,939 shares, respectively	19	18
Treasury stock, at cost; 75,782 and 74,012 shares, respectively	(301)	(300)
Additional paid-in capital	208,714	208,216
Accumulated deficit	(204,668)	(197,538)
Accumulated other comprehensive loss	(165)	(160)
Total stockholders’ equity	3,599	10,236
Total liabilities and stockholders’ equity	$6,694	$14,121

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in $000’s, except per share data)

	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017

Revenues	$141	$94	$172	$289
Cost of revenues	637	(24)	780	193
Gross profit/(loss)	(496)	118	(608)	96

Operating expenses:
Engineering and product development costs	1,574	978	2,722	2,080
Selling, general and administrative costs	1,849	1,747	3,902	3,388
Total operating expenses	3,423	2,725	6,624	5,468
Operating loss	(3,919)	(2,607)	(7,232)	(5,372)

Gain due to the change in fair value of warrant liabilities	51	31	136	68
Interest income, net	7	6	21	9
Foreign exchange gain/(loss)	(29)	(7)	(55)	55
Net loss	$(3,890)	$(2,577)	$(7,130)	$(5,240)
Basic and diluted net loss per share	$(0.21)	$(0.20)	$(0.39)	$(0.42)
Weighted average shares used to compute basic and diluted net loss per share	18,523,493	12,904,973	18,338,678	12,586,828

See accompanying notes to unaudited consolidated financial statements.

3

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(in $000’s)

	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017

Net loss	$(3,890)	$(2,577)	$(7,130)	$(5,240)
Foreign currency translation adjustment	(9)	(15)	(5)	7
Total comprehensive loss	$(3,899)	$(2,592)	$(7,135)	$(5,233)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statement of Stockholders’ Equity

(in $000’s, except share data)

							Accumulated
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances, April 30, 2018	18,424,939	$18	(74,012)	$(300)	$208,216	$(197,538)	$(160)	$10,236
Net loss						(7,130)		(7,130)
Stock based compensation					135			135
Issuance of restricted stock, net	14,358	-			-			-
Sale of stock, net of financing costs	200,000	-			68			68
Common stock issued for commitment fee	428,571	1			295			296
Acquisition of treasury stock			(1,770)	(1)				(1)
Other comprehensive loss							(5)	(5)
Balances, October 31, 2018	19,067,868	$19	(75,782)	$(301)	$208,714	$(204,668)	$(165)	$3,599

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in $000’s)

	Six months ended October 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(7,130)	$(5,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss/(gain)	55	(55)
Depreciation	90	52
Loss on disposal of property, plant and equipment	-	4
Compensation expense related to stock option grants and restricted stock	135	173
Gain due to the change in fair value of warrant liabilities	(136)	(68)
Changes in operating assets and liabilities:
Accounts receivable	(296)	48
Unbilled receivables	71	294
Contract assets	(23)	-
Other assets	(109)	(102)
Accounts payable	24	(263)
Accrued expenses	(56)	(1,523)
Deferred rent	5	-
Deferred credit payable	(600)	-
Unearned revenue	(18)	-
Contract liabilities	373	-
Net cash used in operating activities	(7,615)	(6,680)
Cash flows from investing activities:
Purchases of marketable securities	(25)	(25)
Maturities of marketable securities	50	25
Leasehold improvements and purchase of equipment	(52)	(63)
Net cash used in investing activities	(27)	(63)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	68	14,647
Payment of capital lease obligations	(19)	(17)
Acquisition of treasury stock	(1)	(34)
Net cash provided by financing activities	48	14,596
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(75)	68
Net (decrease)/increase in cash, cash equivalents and restricted cash	(7,669)	7,921
Cash, cash equivalents and restricted cash, beginning of period	12,225	8,909
Cash, cash equivalents and restricted cash, end of period	$4,556	$16,830

Supplemental schedule of cash flows information:
Cash paid for interest	$1	$2

Supplemental disclosure of noncash investing activities:
Acquisition of leasehold improvements and equipment through accrued expenses	2	-

Supplemental disclosure of noncash financing activities:
Common stock issued for payment of commitment fee	296

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $204.7 million as of October 31, 2018. As of October 31, 2018, the Company had approximately $4.6 million in cash, cash equivalents, and restricted cash on hand. The Company generated revenues of $0.2 and $0.3 million during each of the six months ended October 31, 2018 and 2017. Based on the Company’s cash, cash equivalents and restricted cash balances as of October 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2019. The Company will require additional equity and/or debt financing to continue its operations into Fiscal Year 2020. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating different strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, continued pursuit of business opportunities, additional funding from current and /or new investors, officers and directors; borrowings of debt; a public offering of the Company’s equity or debt securities; partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful.

In fiscal 2018 and the six months ended October 31, 2018, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys™, its inability to market and commercialize its PowerBuoys™ and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company currently has committed sources of equity financing through its common stock purchase agreement with Aspire Capital (discussed further below), but the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

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

On August 10, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period. In consideration for entering into the agreement, the Company issued to Aspire Capital 428,571 shares of our common stock as a commitment fee. As of October 31, 2018, the Company has sold 200,000 shares of common stock at a price of $0.48 per share pursuant to this common stock purchase agreement.

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

If our common stock is delisted from NASDAQ, our ability to raise capital through public offerings of our securities and to finance our operations could be adversely affected. See additional risk factors under “Part II, Item 1A – Risk Factors”. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our common stock,and could harm our business and future prospects. In addition, we believe that, if our common stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the common stock and it may be more difficult for stockholders to buy or sell our common stock at competitive market prices, or at all.

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

	October 31, 2018	April 30, 2018
	(in thousands)

Checking and savings accounts	$1,065	$1,332
Money market account	2,786	10,167
	$3,851	$11,499

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of three security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company’s subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.3 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date but is cancelable at the discretion of the bank. As of October 31, 2018, there was €0.3 million ($0.3 million) in letters of credit outstanding under this agreement.

The other two agreements are between the Company and Santander Bank. Under the first agreement, the cash is on deposit at Santander Bank and serves as security for letter of credit issued by Santander Bank for the lease of new warehouse/office space in Monroe Township, New Jersey. The agreement cannot be extended beyond January 31, 2025 and is cancelable at the discretion of the bank. Under the second agreement, the cash is on deposit at Santander Bank and serves as security for a performance bond issued by Santander Bank as a requirement of the contract with Eni, S.p.A. Restricted cash includes the following:

	October 31, 2018	April 30, 2018
	(in thousands)

Barclay’s Bank Agreement	$348	$372
Santander Bank	357	354
	$705	$726

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	October 31, 2018	April 30, 2018
	(in thousands)

Cash and cash equivalents	$3,851	$11,499
Restricted cash- short term	550	572
Restricted cash- long term	155	154
	$4,556	$12,225

(d) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of October 31, 2018, the Company did not have any marketable securities. As of April 30, 2018, all of the Company’s investments were classified as held-to-maturity.

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

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017

Enel Green Power	16%	0%	13%	0%
Eni S.p.A.	84%	0%	72%	0%
Mitsui Engineering & Shipbuilding	0%	93%	0%	75%
Premier Oil UK Limited	0%	0%	15%	0%
U.S. Department of Defense Office of Naval Research	0%	7%	0%	25%
	100%	100%	100%	100%

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 890,175 for the three and six months ended October 31, 2018 and 835,886 for the three and six months ended October 31, 2017, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(j) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three and six months ended October 31, 2018 and 2017:

	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017
	(in thousands)

Product development	$10	$(8)	$21	$5
Selling, general and administrative	45	90	114	168
Total share-based compensation expense	$55	$82	$135	$173

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us.

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

	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017

Fixed Price	100%	100%	100%	100%
Firm fixed price	100%	100%	100%	100%
Cost Sharing	0%	0%	0%	0%

Cost Plus	0%	0%	0%	0%
	100%	100%	100%	100%

As of October 31, 2018, the Company’s total remaining performance obligations, also referred to as backlog, totaled $1.0 million. The Company expects to recognize approximately 52%, or $0.5 million, of the remaining performance obligations as revenue over the next twelve months and an additional 48% the following twelve months.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11,”Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Company is evaluating the effect ASU 2016-02 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has evaluated the effect ASU 2016-15 will have on its consolidated financial statements and disclosures and has determined the standard will have no impact on its ongoing financial reporting at this time.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” The ASU modifies, removes, and adds several disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is evaluating the effect ASU 2018-13 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40).” The ASU provides for the recognition of an intangible asset for the costs of internal-use software licenses included in a cloud computing arrangement. Costs of arrangements that do not include a software license should be accounted for as a service contract and expensed as incurred. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU permits two methods of adoption: prospectively to all implementation costs incurred after the date of adoption, or retrospectively to each prior reporting period presented. The Company is evaluating the effect ASU 2018-15 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

(3) Account Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets, and contract liabilities.

Accounts Receivable

The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of good has transferred to the customer. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represent their estimated realizable value. Accounts receivable consisted of the following at October 31, 2018 and April 30, 2018.

	October 31, 2018	April 30, 2018
	(in thousands)

Opening balance	$171	$48
Amount invoiced to customer	574	754
Collections	(278)	(631)
Ending balance	$467	$171

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

A summary of the contract assets and contract liabilities is as follows:

	October 31, 2018	April 30, 2018
	(in thousands)

Contract assets	$23	$-
Contract liabilities	373	-
Contract (liability)/assets, net	$(350)	$-

The increase in contract assets is primarily a result of services performed but unbilled during the six months ended October 31, 2018. The increase in contract liabilities is primarily a result of additional amounts invoiced to customers in excess of revenue recognized during the six months ended October 31, 2018. During the six months ended October 31, 2018, the Company recognized $18,000 of revenue that was included in contract liabilities at May 1, 2018. During the six months ended October 31, 2018, the Company recognized revenue of $149,000 related to performance obligations that were partially satisfied in previous periods.

(4) Marketable Securities

Marketable securities with initial maturities greater than three months but that mature within one year from the balance sheet date are classified as current assets. For the periods ended October 31, 2018 and April 30, 2018 the Company had zero and $25,000 in certificates of deposit.

(5) Accrued Expenses

Accrued expenses consist of the following at October 31, 2018 and April 30, 2018.

	October 31, 2018	April 30, 2018
	(in thousands)

Project costs	$155	$57
Contract loss reserve	414	395
Employee incentive payments	506	761
Accrued salary and benefits	491	442
Legal and accounting fees	307	246
Accrued taxes payable	177	179
Other	142	181
	$2,192	$2,261

(6) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of common stock to an investor, the Company received $0.6 million from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. It has been agreed by the investor and the Company that the Company will return the option fee of $0.6 million. As of October 31, 2018, the Company has paid the outstanding balance on this option fee of $0.6 million. As a result, this matter is completely resolved, and no additional amounts are owed by the Company to the investor.

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

Both sets of warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability in accordance with ASC 480. As such, the warrants had a value of $0.1 million and $0.2 million at October 31, 2018 and April 30, 2018, respectively, as reflected within “Warrant liabilities” in the unaudited consolidated balance sheets.

An unrealized gain of approximately $51,000 and $31,000 for the three months ended October 31, 2018 and 2017 and $136,000 and $68,000 for the six months ended October 31, 2018 and 2017, respectively, were included within “Gain due to change in fair value of warrant liability” in the consolidated statements of operations. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	October 31, 2018	October 31, 2017

Dividend rate	0.0%	0.0%
Risk-free rate	2.9%	1.8% - 1.9%
Expected life (years)	2.7 - 3.1	3.8 - 4.1
Expected volatility	142.9%	138.1%

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

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 240,703 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016 upon approval by the Company’s stockholders the Company increased the number of shares authorized for issuance to 640,703. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of October 31, 2018, the Company has 123,106 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 500,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of October 31, 2018, there were 116,156 shares outstanding and 383,844 shares available for grant under the 2018 Inducement Plan.

(a) Stock Options

The Company estimates the fair value of each stock option granted, for both service-based and performance-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. There were no shares granted in the three and six months ended October 31, 2018 and 170,664 shares granted in the three and six months ended October 31, 2017. The following assumptions were used for the three and six months ended October 31, 2018 and 2017.

	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017

Risk-free interest rate	N/A	2.1%	N/A	2.1%
Expected dividend yield	N/A	0.0%	N/A	0.0%
Expected life (in years)	N/A	5.5	N/A	5.5
Expected volatility	N/A	128.2%	N/A	128.2%

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2018	388,529	$6.15	7.4
Granted	-	$-
Exercised	-	$-
Cancelled/forfeited	(29,075)	$43.69
Outstanding as of October 31, 2018	359,454	$3.12	7.5
Exercisable as of October 31, 2018	188,732	$4.71	6.2

As of October 31, 2018, the total intrinsic value of both outstanding and exercisable options was approximately zero. As of October 31, 2018, approximately 145,115 additional options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 9.0 years. There was approximately $78,000 and $125,000 of total recognized compensation cost related to stock options during each of the six months ended October 31, 2018 and 2017, respectively. As of October 31, 2018, there was approximately $18,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.1 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2018, the Company granted 18,859 shares subject to service-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2018	197,064	$1.35
Granted	18,859	$1.14
Vested	(5,154)	$3.22
Cancelled/forfeited	(4,500)	$1.40
Issued and unvested at October 31, 2018	206,269	$1.28

There was approximately $57,000 and $48,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2018 and 2017, respectively. As of October 31, 2018, there was approximately $145,000 of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 1.8 years.

(c) Treasury Stock

During the six months ended October 31, 2018 and 2017, 1,770 and 23,699 shares, respectively, of common stock was purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during each of the three and six months ended October 31, 2018 and 2017.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2018.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$65	$-	$-	$65

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2018.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$201	$-	$-	$201

The following table provides a summary of changes in fair value of the Company’s warrant liabilities held at October 31, 2018.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2017	$323
Change in fair value	(122)
Fair value – April 30, 2018	$201

Change in fair value	(136)
Fair value – October 31, 2018	$65

There were no re-measured assets or liabilities at fair value on a non-recurring basis during the three and six months ended October 31, 2018 and 2017, respectively.

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

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. If approved by the Court, the settlement provides for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement, which the Court granted on March 9, 2018. On June 13, 2018 the Court issued a Final Order and Judgement, approving the Stipulation and Agreement Settlement. The Company had accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the twelve months ended April 30, 2018. The Company also had recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations. The Company’s insurance carrier made a payment of $350,000 to the plaintiffs’ attorneys on May 3, 2018. As a result, the consolidated derivatives lawsuits are now completely resolved, the releases are operative and the matter is closed.

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. The parties are in the process of selecting the arbitrators for the proceeding and have not yet scheduled or commenced any discovery. As of October 31, 2018, the Company has not accrued any provision related to this matter since it cannot reasonably estimate the loss contingency.

Tide Runner Marine, Inc.

On June 13, 2018, Tide Runner Marine, Inc. (“Tide Runner”) filed a lawsuit in the United States District Court for the District of New Jersey captioned Tide Runner Marine, Inc. v. Ocean Power Technologies, Inc., Case No. 1:18-cv-10496. The complaint names the Company as defendant and alleges claims for breach of contract, unjust enrichment, conversion, and fraud, negligent and/or reckless misrepresentation all as associated with the removal of a Company mooring system off the coast of New Jersey that was completed in May 2017. The complaint seeks damages in the amount of $2,825,130 together with interest, costs, attorney’s fees, punitive damages and such other relief as may be appropriate under the circumstances. On July 27, 2018, the Company filed an answer denying the claims in the complaint, asserted various affirmative defenses, and asserted a counter-claim for damages in the amount of $15,000 for Tide Runner’s failure to pay the Company for certain portions of the mooring system that were recovered. On August 2, 2018, Tide Runner filed its answer to and denied the Company’s counterclaim and asserted various affirmative defenses. During the initial scheduling conference held on September 13, 2018, the parties agreed to engage in mediation in an effort to resolve this matter. The parties participated in mediation on November 15, 2018 but were unable to reach an agreement. The parties have agreed to continue the mediation process until at least December 20, 2018. Formal discovery has not yet been scheduled. As of October 31, 2018, the Company has not accrued any provision related to this matter since it cannot reasonably estimate the loss contingency.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, the Company had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that the Company will be assessed a penalty relating to these tax years. The Company has estimated this penalty to be $177,000 and is recorded within Accrued liabilities in the Consolidated Balance Sheet.

(11) Income Taxes

The Company did not recognize any consolidated income tax benefit (expense) during the three and six months ended July 31, 2018 and 2017. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. We are currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported. It is anticipated that we will be assessed a penalty relating to these tax years for these losses. We have estimated this penalty to be $177,000, and as such, for the period ended October 31, 2018 and April 30, 2018, we have recorded $177,000 for this penalty to Accrued expenses in the Balance Sheet. At October 31, 2018 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

(12) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During the three and six months ended October 31, 2018 and 2017, the Company’s primary business operations were in North America.

(13) Adoption of Revenue Recognition Guidance

The Company adopted the new revenue recognition guidance effective May 1, 2018, using the modified retrospective method. The primary impact of the new guidance was a change in the timing of revenue recognition on certain long-term contracts. The new guidance does not change the total sales or operating income on the related customer contracts, only the timing of when sales and operating income are recognized. The Company uses the expected cost plus a margin approach and lease accounting literature for revenue recognition on customer contracts. The impact of the adoption for the three and six months ended October 31, 2018 was an increase of $51,000 and $79,000 to net loss. Further, as the Company’s adoption of the guidance decelerated the timing of revenue recognition on the Company’s contracts, the adoption resulted in an $79,000 increase in the Company’s remaining performance obligations, also referred to as backlog, as of October 31, 2018.

The following tables present how the adoption of the new revenue recognition standard affected certain line items in the Company’s unaudited condensed statement of operations for the three and six months ended October 31, 2018.

	Six months ended October 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Revenues	$172	$(79)	$251
Operating loss	(7,232)	(79)	(7,153)
Net loss	$(7,130)	$(79)	$(7,051)
Basic and diluted net loss per share	$(0.39)	$(0.01)	$(0.38)
Weighted average shares used to compute basic and diluted net loss per share	18,338,678	18,338,678	18,338,678

	Three months ended October 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Revenues	$141	$(51)	$192
Operating loss	(3,919)	(51)	(3,868)
Net loss	$(3,890)	$(51)	$(3,839)
Basic and diluted net loss per share	$(0.21)	$(0.00)	$(0.21)
Weighted average shares used to compute basic and diluted net loss per share	18,523,493	18,523,493	18,523,493

The following tables present how the adoption of the new revenue recognition standard affected certain line items in the Company’s unaudited statement of comprehensive loss for the three and six months ended October 31, 2018.

	Six months ended October 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Net loss	$(7,130)	$(79)	$(7,051)
Foreign currency translation adjustment	(5)	-	(5)
Total comprehensive loss	$(7,135)	$(79)	$(7,056)

	Three months ended October 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Net loss	$(3,890)	$(51)	$(3,839)
Foreign currency translation adjustment	(9)	-	(9)
Total comprehensive loss	$(3,899)	$(51)	$(3,848)

The following tables present how the adoption of the new revenue recognition standard affected certain line items in the Company’s unaudited consolidated balance sheet as of October 31, 2018.

	As of October 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

LIABILITIES AND STOCKHOLDERS’ EQUITY
Contract liability	$373	$79	$294
Accumulated deficit	(204,668)	(79)	(204,589)
Total stockholders’ equity	$3,599	$-	$3,599
Total liabilities and stockholders’ equity	$6,694	$-	$6,694

The following tables present how the adoption of the new revenue recognition standard affected certain line items in the Company’s unaudited consolidated statement of cash flows for the six months ended October 31, 2018.

	Six months ended October 31, 2018
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Net loss	$(7,130)	$(79)	$(7,051)
Contract liability	373	79	294
Net cash used in operating activities	$(7,615)	$-	$(7,615)
Net increase in cash, cash equivalents and restricted cash	$(7,669)	$-	$(7,669)
Cash, cash equivalents and restricted cash, end of period	$4,556	$-	$4,556

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Based on our market research and publicly available data, we believe that numerous markets have a direct need for our PowerBuoys™ including oil and gas, security and defense, science and research, and communications. Depending on payload power requirements, sensor types and other considerations, we have found that our PowerBuoy™ could satisfy several application requirements within these markets. We believe that the PB3 persistently generates sufficient power to meet the requirements of many potential customer applications within our target markets.

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2018 and the first six months of fiscal year 2019, we continued work on projects with the Premier Oil (“PMO”) and Eni S.p.A. (“Eni”).

Product Development

The development of our technology has been funded by capital we raised, by development engineering contracts we received starting in fiscal 1995 with agencies like the DOE, the U.S. Navy, the Department of Homeland Security, and revenue generating projects with MES, Premier Oil and Eni.

Through these historic projects, we also continued development of our PowerBuoy™ technologies. We are continuing to focus on marketing and developing our PowerBuoy™ products and services for use in autonomous power applications.

During the first six months of fiscal 2019, we continued to focus on the commercialization of our PowerBuoy™ technology, while expanding the application of our PB3 product in autonomous application markets. In March 2018, we entered into an agreement with Eni that provides for a minimum 24-month contract that includes a lease and associated project management. In June 2018, we entered into a contract with PMO for the lease of a PB3 PowerBuoy™ to be deployed in one of PMO’s offshore fields in the North Sea. In August 2018, we entered into an agreement with Enel Green Power S.p.A.to evaluate a PB3 PowerBuoy™ deployment along the coast of Chile through a detailed feasibility study as an offshore autonomous platform hosting oceanographic sensor systems.

In November 2017 we completed the Phase I work under the contract with the U.S. Department of Defense Office of Naval Research (“ONR”), which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™. We are currently waiting for ONR funding to be approved for the next phase. Working closely with potential customers, we also continued to analyze and further develop new applications for the PowerBuoy™ including subsea well monitoring for oil and gas, Autonomous Underwater Vehicle (“AUV”) charging, and independent telecommunications platforms.

In addition to the PB3 commercial product validation activities, a concerted effort has been underway which focuses on proactively implementing additional features driven by extensive and direct discussions with potential users and customers in our target markets. Such features include:

●	The design, development and implementation of a versatile mooring interface that allows the PB3 to accommodate various types of mooring configurations depending on the specifics and the needs of the customer, eliminating the need for a redesign to the device.

●	The design, development and implementation of a flexible power transmission system intended to support delivery of power and communication capabilities to customer payloads which are external to the PowerBuoy™, and which may reside in the water column or on the seabed.

●	The design and development of a single point mooring solution that allows for quick deployment of the PowerBuoy™.

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

In November 2018, the Company announced several new product offerings including subsea battery solutions, hybrid PowerBuoy™ and support services.

●	Subsea battery solutions – The Company intends to create a sea floor energy storage solution for remote offshore operations. These subsea storage solutions will contain lithium ion batteries, which provide higher power density, to supply power that can enable subsea equipment, sensors, communications and autonomous underwater vehicles (AUV) and electric remotely operated vehicles (eROV) recharge. The Company’s PB3 PowerBuoy™ is complimentary to subsea battery storage by providing a means for recharging during longer term deployments, or the subsea battery solution can be used independently for shorter term deployments. Ideal for many remote offshore customer applications, these subsea battery solutions are anticipated to be high performance, cost-efficient, and quickly deployable. Given the Company’s expertise in offshore energy storage systems from existing PB3 technology, the subsea battery solutions will provide an opportunity for the Company to differentiate through technical, cost and delivery leadership.

●	Hybrid PowerBuoy™ - The Company intends to create a hybrid PowerBuoy™ that will be a smaller liquid-fueled surface buoy, compared to the PB3 PowerBuoy™, with significant energy storage and capable of providing reliable power in remote offshore locations. This product is to be highly complementary to the PB3 PowerBuoy™ by providing the Company the opportunity to address a broader spectrum of customer deployment needs, with the potential for greater Company integration within each customer project. It is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment power purposes. The hybrid PowerBuoy™ is anticipated to be a light weight and quickly deployable option specially designed as a cost-effective solution. The design is also anticipated to have a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads and battery packs, and/or PB3 PowerBuoys™, or with a conventional anchor mooring system. The Company intends to design the hybrid PowerBuoy™ to outperform traditional diesel buoys, which we believe have more frequent service and refueling intervals. We believe the hybrid PowerBuoy™ will be able to operate for years without service using environmentally safer and more robust fuels, while operating in a wider temperature range than diesel buoys.

●	Support Services – The Company offers customers a comprehensive range of support services that meet their specific needs, with a focus on lowering operational costs and improving efficiency. These support services include innovation services, remote monitoring, extended service agreements, customization and pre-packaged payload options, engineering-design-testing services, mooring design, and marine services. These same support services will be extended to the new subsea battery solution and hybrid PowerBuoy™ products.

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

●	In August 2018 we entered into an agreement with Enel Green Power S.p.A. to evaluate a PB3 PowerBuoy™ deployment along the coast of Chile through a detailed feasibility study of the PowerBuoy™ as an offshore autonomous platform hosting oceanographic sensor systems.

●	In June 2018, we entered into a contract with Premier Oil (“PMO”), an international oil and gas company, for the lease (for at least three months and a maximum of twelve months) of a PB3 PowerBuoy™ to be deployed in one of PMO’s offshore fields in the North Sea.

●	In March 2018, we entered into an agreement with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 PowerBuoy™ lease and associated project management.

●	In February 2017, we entered into a Joint Application Development and Marketing Agreement with HAI Technologies to pursue mutual opportunities. The initial focus of the agreement is on offshore oil and gas subsea chemical injection systems where persistent power and real-time data communications are critical.

●	In December 2016, we entered into a Joint Marketing Agreement with Sonalysts, Inc. to explore and pursue mutual opportunities in defense and oil and gas applications. The agreement includes the exploration and assessment of the use of the PB3 as a platform to provide power and communications for these markets.

●	In September 2016, we entered into a contract with ONR totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™ leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. We completed the Phase 2 BASE Effort work under the contract which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy™. The Company is waiting for ONR funding of Phase 2, Option 1 to be approved.

●	We have worked with MES (from 2010 to current) to develop several PowerBuoy™ projects in Japan. Historically, our agreements with MES have provided for MES to reimburse us for specific costs associated with research, development and deployment of our PowerBuoy™ product. In March 2016, we entered into a letter of intent with MES to conduct funded pre-work tasks and to negotiate a definitive agreement that would allow for the lease of the PB3 PowerBuoy™ for a project off the coast of Kozushima Island, Japan following a planned stage gate review. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process is a generally accepted industry practice and has been utilized by other customers such as the DOE. A final contract totaling nearly $1.0 million was negotiated and finalized with MES in May 2016 that included engineering and logistics support, and the lease of our PB3 PowerBuoy™ for a 7-month period, its ocean deployment, associated data collection and monitoring of its performance. Upon the completion of the engineering pre-work and a successful stage gate review, the PB3 was shipped to Japan and was deployed off Kozushima Island from April to September 2017. The MES lease concluded in September 2017 and the PB3 was shipped back to New Jersey.

●	In May 2016, we entered into a Memorandum of Agreement (“MOA”) with Wildlife Conservation Society (“WCS”) to explore the use of our PowerBuoys™ in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 was deployed off the coast of New Jersey which sought to establish a baseline acoustic survey. The deployment proceeded for approximately three months and met all project objectives.

●	In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the National Data Buoy Center (“NDBC”) to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy™. NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration was to be conducted off the coast of New Jersey. We integrated the SCOOP onto our PB3 PowerBuoy™ and in June 2016 we deployed the system off of the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, were carried out. The SCOOP was powered by the PB3 and provided metocean data to OPT and to NDBC. The deployment proceeded for approximately three months and met all project objectives.

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

On August 10, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period. In consideration for entering into the agreement, the Company issued to Aspire Capital 428,571 shares of our common stock as a commitment fee. As of October 31, 2018, the Company has sold 200,000 shares of common stock at a price of $0.48 per share pursuant to this common stock purchase agreement.

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

Backlog

As of October 31, 2018, the Company’s negotiated backlog was $1.0 million. As of April 30, 2018, negotiated backlog was $0.7 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Business Strategy

We continue to commercialize our PB3 PowerBuoy™ for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Sell and/or lease PB3 PowerBuoy™. We believe our PB3 PowerBuoy™ is well suited for many remote offshore applications. We have observed potential market demand for both PowerBuoy™ sales and leases within our selected markets, and we intend to sell and lease PB3 PowerBuoy™ to these markets. Additionally, we intend to provide services associated with product sales and leases such as maintenance, remote monitoring and diagnostic, application engineering, planning, training, logistics and security support required for the PB3 PowerBuoy™ life-cycle. We continue to increase our commercial capabilities through new hires in marketing, sales, and application support, and through engagement of expert market consultants in various geographies.

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts in North America, Europe and parts of Asia, Africa and South America. We believe that each of these areas has sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities.

●	Commercial collaborations. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets.

●	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy™ in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regards to servicing of our PB3 PowerBuoy™.

●	PB3 cost reduction and PowerBuoy™ product development. Our engineering efforts are focused on customer application development for PB3 sales, cost reduction of our PB3 PowerBuoy™ and improving the energy output, reliability, maintenance interval and expected operating life of our PowerBuoys™. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe that we will be able to address new and different applications by developing new products that increase energy output.

●	New product offerings. We are currently in the process of developing subsea battery solutions and a hybrid PowerBuoy™. The subsea battery solution will use lithium ion batteries to supply power that can enable subsea equipment, sensors, communications and autonomous underwater vehicles (AUV) and electric remotely operated vehicles (eROV) recharge. While the hybrid PowerBuoy™ will be a smaller liquid-fueled surface buoy, with significant energy storage and capable of providing reliable power in remote offshore locations. The Company anticipates marketing and quoting to potential customers around the world as early as the first quarter of calendar year 2019.

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $204.7 million at October 31, 2018. Based on the Company’s cash, cash equivalents and restricted cash balances as of October 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2019.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2018. There were no material changes in our critical accounting estimates or accounting policies during the six months ended October 31, 2018.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has evaluated the effect ASU 2016-15 will have on its consolidated financial statements and disclosures and has determined the standard will have no impact on its ongoing financial reporting at this time.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” The ASU modifies, removes and adds several disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is evaluating the effect ASU 2018-13 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40).” The ASU provides for the recognition of an intangible asset for the costs of internal-use software licenses included in a cloud computing arrangement. Costs of arrangements that do not include a software license should be accounted for as a service contract and expensed as incurred. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU permits two methods of adoption: prospectively to all implementation costs incurred after the date of adoption, or retrospectively to each prior reporting period presented. The Company is evaluating the effect ASU 2018-15 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us.

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

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2018 and 2017.

	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017
	(in thousands)

Enel Green Power	$23	$-	$23	$-
Eni S.p.A.	118	-	123	-
Mitsui Engineering & Shipbuilding	-	87	-	218
Premier Oil UK Limited	-	-	26	-
U.S. Department of Defense Office of Naval Research	-	7	-	71
	$141	$94	$172	$289

We currently focus our sales and marketing efforts on North America, Europe, Australia, Asia and South America. The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 31, 2018 and 2017.

	Six months ended October 31,
Customer Location	2018	2017

Asia and Australia	0%	75%
Europe	100%	0%
United States	0%	25%
	100%	100%

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

We may invest our foreign cash reserves in certificates of deposit and we maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated accounts had a balance of $0.9 million as of October 31, 2018 and $1.1 million as of October 31, 2017, compared to our total cash, cash equivalents and restricted cash balances of $4.6 million as of October 31, 2018 and $16.9 million as of October 31, 2017. These foreign currency balances are translated at each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Three months ended October 31, 2018 compared to the three months ended October 31, 2017

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2018 and 2017.

			% change
	Three months ended October 31,		2018 period to
	2018	2017	2017 period
	(in thousands)

Revenues	$141	$94	50%
Cost of revenues	637	(24)	-2754%
Gross profit/(loss)	(496)	118
Operating expenses:
Engineering and product development costs	1,574	978	61%
Selling, general and administrative costs	1,849	1,747	6%
Total operating expenses	3,423	2,725
Operating loss	(3,919)	(2,607)
Change in fair value of warrant liabilities	51	31	65%
Interest income, net	7	6	17%
Foreign exchange gain/(loss)	(29)	(7)	314%
Net loss	$(3,890)	$(2,577)	51%

Revenues

Revenues were $0.1 million in the three months ended October 31, 2018 as compared to $0.1 million in the three months ended October 31, 2017. Revenues for these two periods was relatively the same.

Cost of revenues

Cost of revenues increased $0.7 million compared to the three months ended October 31, 2017. The increase in cost of revenues is due to higher spending and material costs on new projects compared to the same period in fiscal 2018. Cost of revenues for the three months ended October 31, 2018 includes a reserve for loss on contracts of $0.2 million.

Engineering and product development costs

Engineering and product development costs for the three months ended October 31, 2018 and 2017 were $1.6 million and $1.0 million, respectively. The increase of $0.6 million is due to higher spending on new product development, buoy builds for future customer contracts and personnel costs as compared to the same period in fiscal 2018.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended October 31, 2018 and 2017 were $1.8 million and $1.7 million, respectively. The increase $0.1 million was mostly due to higher personnel costs as compared to the same period in fiscal 2018.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended October 31, 2018 was an unrealized gain of $51,000 versus an unrealized gain of $31,000 for the three months ended October 31, 2017. The change between periods is due to a lower stock price and a higher discount rate used for the three months ended October 31, 2018.

Interest income, net

Interest income, net during the three months ended October 31, 2018 was $7,000, an increase of $1,000 as compared to the three months ended October 31, 2017.

Foreign exchange gain/(loss)

Foreign exchange loss during the three months ended October 31, 2018 was $29,000 compared to a loss of $7,000 during the three months ended October 31, 2017. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Six months ended October 31, 2018 compared to the six months ended October 31, 2017

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2018 and 2017.

			% change
	Six months ended October 31,		2018 period to
	2018	2017	2017 period
	(in thousands)

Revenues	$172	$289	-40%
Cost of revenues	780	193	304%
Gross profit/(loss)	(608)	96
Operating expenses:
Engineering and product development costs	2,722	2,080	31%
Selling, general and administrative costs	3,902	3,388	15%
Total operating expenses	6,624	5,468
Operating loss	(7,232)	(5,372)
Gain due to the change in fair value of warrant liabilities	136	68	100%
Interest income, net	21	9	133%
Foreign exchange gain/(loss)	(55)	55	-200%
Net loss	$(7,130)	$(5,240)	36%

Revenues

Revenues were $0.2 million in the six months ended October 31, 2018 as compared to $0.3 million in the six months ended October 31, 2017. The decline in revenue is due to the mix in customer contracts. During the six months ended October 31, 2018 revenues were derived from new projects with Eni, PMO and Enel. Projects with MES and ONR were completed during the six months ended October 31, 2017.

Cost of revenues

Cost of revenues of $0.8 million for the six months ended October 31, 2018 as compared to $0.2 million in the six months ended October 31, 2017. The increase of $0.6 million in cost of revenues is mostly due to higher spending and material costs on new projects as compared to the same period in the fiscal 2018. Cost of revenues for the six months ended October 31, 2018 includes a reserve for loss on contracts of $0.2 million.

Engineering and product development costs

Engineering and product development costs for the six months ended October 31, 2018 and 2017 were $2.7 million and $2.1 million, respectively. The increase of $0.6 million is due to higher spending on new product development, buoy builds for future customer contracts and personnel costs as compared to the same period in the fiscal 2018.

Selling, general and administrative costs

Selling, general and administrative costs for the six months ended October 31, 2018 and 2017 were $3.9 million and $3.4 million, respectively. The increase of $0.5 million was mostly due to higher personnel costs as compared to the same period in the fiscal 2018.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the six months ended October 31, 2018 was an unrealized gain of $136,000 versus an unrealized gain of $68,000 for the six months ended October 31, 2017. The change between periods is due to a lower stock price and a higher discount rate used for the six months ended October 31, 2018.

Interest income, net

Interest income, net during the six months ended October 31, 2018 was $21,000, an increase of $12,000 as compared to the six months ended October 31, 2017.

Foreign exchange gain/(loss)

Foreign exchange loss during the six months ended October 31, 2018 was $55,000 compared to a gain of $55,000 during the six months ended October 31, 2017. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

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

Net cash used in operating activities

Net cash flows used in operating activities during the six months ended October 31, 2018 were $7.6 million, an increase of $0.9 million compared to $6.7 million during the six months ended October 31, 2017. The increase was primarily due to higher net loss of $1.9 million and payment of deferred credits of $0.6 million partly offset by other changes in operating assets and liabilities of $1.5 million as compared to the same period in 2017.

Net cash used in investing activities

Net cash used in investing activities during the six months ended October 31, 2018 was $27,000, a decrease of $36,000 compared to net cash used by investing activities during the six months ended October 31, 2017. The decrease in net cash used in investing activities was due mostly to the maturity of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2018 was $0.1 compared to net cash provided by financing activities during the six months ended October 31, 2017 of $14.6 million. The six months ended October 31, 2017 included proceeds from the issuance of common stock of $14.6 million.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $75,000 in the six months ended October 31, 2018 and an increase of $68,000 in the six months ended for October 31, 2017. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $204.7 million at October 31, 2018. As of October 31, 2018, we had approximately $4.6 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $0.2 and $0.3 million during the six months ended October 31, 2018 and 2017, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of October 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

We expect to devote substantial resources to continue our development efforts for our PowerBuoys™ and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoys™. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to commercialize our PowerBuoys™, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture a commercially viable PowerBuoy™ product;

●	our ability to successfully develop and market and develop new products, such as a hybrid PowerBuoy™ or subsea battery solutions;

●	that we will be successful in our efforts to commercialize our PowerBuoy™ or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our PowerBuoys™ and our wave energy technology;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

●	the reliability of our technology and our PowerBuoys™;

●	our ability to improve the power output, survivability and reliability of our PowerBuoys™;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

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

If our common stock is delisted from NASDAQ, our ability to raise capital through public offerings of our securities and to finance our operations could be adversely affected. See additional risk factors under “Part II, Item 1A – Risk Factors”. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our common stock,and could harm our business and future prospects. In addition, we believe that, if our common stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the common stock and it may be more difficult for stockholders to buy or sell our common stock at competitive market prices, or at all.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2018 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. If approved by the Court, the settlement provides for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement, which the Court granted on March. On May 14, 2018, the Court held a final settlement approval hearing at which the Court stated that it was approving the settlement. On June 13, 2018, the Court issued a Final Order and Judgement, approving the Stipulation and Agreement Settlement. The Company had accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the twelve months ended April 30, 2018. The Company also had recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations. The Company’s insurance carrier made payment of $350,000 to the plaintiffs’ attorneys on May 3, 2018. As a result, the consolidated derivatives lawsuits are now completely resolved, the releases are operative and the matter is closed.

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. The parties are in the process of selecting the arbitrators for the proceeding and have not yet scheduled or commenced any discovery. As of October 31, 2018, the Company has not accrued any provision related to this matter since it cannot reasonably estimate the loss contingency.

Tide Runner Marine, Inc.

On June 13, 2018, Tide Runner Marine, Inc. (“Tide Runner”) filed a lawsuit in the United States District Court for the District of New Jersey captioned Tide Runner Marine, Inc. v. Ocean Power Technologies, Inc., Case No. 1:18-cv-10496. The complaint names the Company as defendant and alleges claims for breach of contract, unjust enrichment, conversion, and fraud, negligent and/or reckless misrepresentation all as associated with the removal of a Company mooring system off the coast of New Jersey that was completed in May 2017. The complaint seeks damages in the amount of $2,825,130 together with interest, costs, attorney’s fees, punitive damages and such other relief as may be appropriate under the circumstances. On July 27, 2018, the Company filed an answer denying the claims in the complaint, asserted various affirmative defenses, and asserted a counter-claim for damages in the amount of $15,000 for Tide Runner’s failure to pay the Company for certain portions of the mooring system that were recovered. On August 2, 2018, Tide Runner filed its answer to and denied the Company’s counterclaim and asserted various affirmative defenses. During the initial scheduling conference held on September 13, 2018, the parties agreed to engage in mediation in an effort to resolve this matter. The parties participated in mediation on November 15, 2018 but were unable to reach an agreement. The parties have agreed to continue the mediation process until at least December 20, 2018. Formal discovery has not yet been scheduled. As of October 31, 2018, the Company has not accrued any provision related to this matter since it cannot reasonably estimate the loss contingency.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, the Company had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that the Company will be assessed a penalty relating to these tax years. The Company has estimated this penalty to be $177,000 and is recorded within Accrued liabilities in the Consolidated Balance Sheets.

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

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $204.7 million as of October 31, 2018. As of October 31, 2018, the Company had approximately $4.6 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $0.2 and $0.3 million during the six months ended October 31, 2018 and 2017, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of October 31, 2018, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2019.

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

We have incurred net losses since we began operations in 1994, including net losses attributable to Ocean Power Technologies, Inc. of $7.1 million during the six months ended October 31, 2018 and $10.2 million in fiscal 2018. As of October 31, 2018, we had an accumulated deficit of $204.7 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy™. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

We must continually improve existing products, design and sell new products and invest in research and development in order to compete effectively.

The markets for our products are characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in our markets, future success depends on our ability to develop new technologies, products, processes and product applications. Examples of this include our subsea battery solution and our hybrid PowerBuoy™. New product development and commercialization efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks. These risks include the costs involved, such as development and commercialization, product development or launch delays, and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income. We also face the risk that our competitors will introduce innovative new products that compete with our products. If new product development and commercialization efforts are not successful, our financial results could be adversely affected.

Product and technological developments are accomplished primarily through internally-funded R&D projects. Because it is not generally possible to predict the amount of time required and costs involved in achieving certain R&D objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our financial condition and results of operations may be materially and adversely affected if:

●	Product improvements are not completed on a timely basis;

●	New products are not introduced on a timely basis or do not achieve sufficient market penetration;

●	There are budget overruns or delays in R&D efforts; or

●	New products experience reliability or quality problems, or otherwise do not meet customer preferences or requirements.

We are at risk of being de-listed from The NASDAQ Stock Market if we do not regain compliance with the minimum $1 bid price per share required by NASDAQ rules.

On August 9, 2018, we received a letter from The NASDAQ Stock Market informing us that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, and as a result, we are not in compliance with the minimum bid price requirement for continued listing. Under the NASDAQ Listing Rules), we have a grace period of 180 calendar days, or until February 5, 2019, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. If we do not regain compliance before February 5, 2019, the NASDAQ stated that it will provide us with written notice that our securities are subject to delisting. At that time, we may appeal the NASDAQ’s determination to a NASDAQ Listing Qualifications Panel, which would stay any further delisting action by the NASDAQ pending a final decision by the panel. Alternatively, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing standards, with the exception of bid price, for the NASDAQ Capital Market, and we state our intent to affect a reverse split, if necessary, to cure such deficiency.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

August 1 - August 31	-	$-	-	-
September 1 - September 30	1,770	$0.46	-	-
October 1 - October 31	-	$-	-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBIT INDEX

10.1		Common Stock Purchase Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 13, 2018)

10.2		Registration Rights Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 13, 2018)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – October 31, 2018 (unaudited) and April 30, 2018, (ii) Consolidated Statements of Operations (unaudited) – three and six months ended October 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and six months ended October 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows (unaudited) –three and six months ended October 31, 2018 and 2017, (v) Consolidated Statement of Stockholders’ Equity (unaudited) – six months ended October 31, 2018 (vi) Notes to Consolidated Financial Statements.**

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

Ocean Power Technologies, Inc.
(Registrant)

Date: December 10, 2018		/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Date: December 10, 2018		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer

