Form 10-K/A
period 2018-04-30
Ocean Power Technologies, Inc.
filed 2019-03-11
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

28 ENGELHARD DRIVE, SUITE B

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) hereby amends the Annual Report on Form 10-K for the fiscal year ended April 30, 2018, which Ocean Power Technologies, Inc. (the “Company”) previously filed with the Securities and Exchange Commission (“SEC”) on July 17, 2018 (the “Original Form 10-K”). The sole purpose of this Form 10-K/A is, at the request of KPMG LLP, to update their opinion to include sentences inadvertently omitted by KPMG LLP stating specifically, “The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.” These changes do not in any way change the conclusions expressed by KPMG LLP in the original report.

In accordance with applicable Securities and Exchange Commission (“SEC”) rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 2 includes new certifications from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 2.

This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

Amendment No. 2 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. Amendment No. 2 should be read in conjunction with the Original 10-K and with the Company’s subsequent filings with the SEC.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Audit Committee of the Board of Directors, which is composed entirely of directors who are not officers or employees of the Company, meets regularly with management and the independent registered public accounting firm. The independent registered public accounting firm has had, and continues to have, direct access to the Audit Committee without the presence of other management personnel and have been directed to discuss the results of their audit work and any matters they believe should be brought to the Committee’s attention. The independent registered public accounting firm reports directly to the Audit Committee.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ocean Power Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries (the Company) as of April 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following our financial statements. The Exhibit Index is incorporated herein by reference.

Exhibits Index

Exhibit
Number	Description

23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

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

Date: March 11, 2019
/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer