Form 10-K
period 2019-04-30
Ocean Power Technologies, Inc.
filed 2019-07-22
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $9.5 million based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of July 15, 2019 was 5,771,747.

OCEAN POWER TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

PowerBuoy® and the Ocean Power Technologies logo are trademarks of Ocean Power Technologies, Inc. All other trademarks appearing in this annual report are the property of their respective holders.

i

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1 - “Business,” Item 1A - “Risk Factors,” Item 3 - “Legal Proceedings,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A - “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Our fiscal year ends on April 30. References to fiscal 2019 are to the fiscal year ended April 30, 2019.

Special Note regarding Reverse Stock Split

At the special meeting of our stockholders on March 8, 2019, our stockholders approved a proposal to amend our Certificate of Incorporation to affect a reverse split of our common stock at a ratio to be determined by the Company’s Board of Directors within a specific range. After the special meeting of stockholders, the Company’s Board of Directors convened and decided to initiate the reverse split, chose a ratio, and directed management to take the necessary steps to effectuate the reverse split as soon as possible. Pursuant to the direction of the Board, the Company filed a Certificate of Amendment to our Certificate of Incorporation to affect a one-for-twenty reverse stock split of our common stock (the “Reverse Stock Split”). As of the close of markets on March 11, 2019, the effective date of the Reverse Stock Split, every twenty shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. Any fractional shares in connection with the Reverse Stock Split were rounded up to the nearest whole share and no cash payments were made to stockholders in lieu of fractional shares. The common stock began trading on a reverse stock split-adjusted basis on the Nasdaq Stock Market (“Nasdaq”) on March 12, 2019. All share and per share data included in this annual report has been retroactively restated to reflect the Reverse Stock Split.

ii

PART I

ITEM 1. BUSINESS

Overview

Nearly 70% of the Earth’s surface is covered by water, and over 40% of the world’s population lives within approximately 150 miles of a coast. Thousands of information gathering and/or power systems are deployed in the oceans today to increase our understanding of weather, climate change, biological processes, and marine mammal patterns as well as supporting exploration and operations for industries such as oil and gas. Most of these systems are powered by battery, solar, wind, fuel cell, or fossil fuel generators that may be unreliable and expensive to operate while they also may be limited in their ability to deliver ample electric power. These current systems often necessitate significant tradeoffs in sensor accuracy, data processing and communications bandwidth and frequency in order to operate given limited available power. More persistent power systems requiring less maintenance, such as our products, may have the ability to save costs over these current systems. Equally important are increases in available power may allow for better sensors, faster data sampling and higher frequency communication intervals up to real-time which could improve scientific and economic returns.

Founded in 1984 and headquartered in Monroe Township, New Jersey, we believe we are the leader in ocean wave power conversion technology. Our PB3 PowerBuoy® is our first fully commercial product which generates electricity by harnessing the renewable energy of ocean waves. In addition to our PB3 PowerBuoy®, we continue to develop our PowerBuoy® product line based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997. In November 2018 the Company announced additional complementary products, the hybrid PowerBuoy® and subsea battery solutions which leverage our existing expertise in offshore power systems while expanding our product line beyond our flagship PB3 PowerBuoy® offering.

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

Based on our market research and publicly available data, we believe that numerous markets have a direct need for our PowerBuoy® including oil and gas, defense and security, science and research, and communications. Depending on payload power requirements, sensor types and other considerations, we have found that our PowerBuoy® could satisfy several application requirements within these markets. We believe that the PB3 consistently generates sufficient power to meet the requirements of many potential customer applications within our target markets.

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2018 we continued work on projects with the U.S. Department of Defense (“DOD”), Mitsui Engineering and Shipbuilding Co., Ltd. (“MES”), and commenced work with Premier Oil (“PMO”) and Eni S.p.A. (“Eni”). During fiscal 2019 we continued work with PMO and Eni and commenced work with Enel Green Power (“EGP”), the U.S. Navy Small Business Innovation Research (“U.S. SBIR”) program, and a leading oil & gas operator.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware. Our principal executive offices are located at 28 Engelhard Drive, Suite B, Monroe Township, New Jersey 08831, and our telephone number is (609) 730-0400. Our website address is www.oceanpowertechnologies.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with the SEC. The information on our website is not a part of this Annual Report. Our common stock has been listed on Nasdaq since April 24, 2007, and since July 2015, our common stock has been listed on the Nasdaq Capital Market. Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year.

Competitive Advantages

We are commercializing our PB3 PowerBuoy® by targeting customers principally in four markets that require reliable and persistent power sources in remote offshore locations (as discussed in further detail below). We believe that our wave energy products and services, and our existing commercial relationships provide the following competitive advantages in our target markets.

●	Numerous applications within multiple, major market segments. We have designed our PB3 PowerBuoy® to address multiple offshore applications around the world. In particular, we are targeting customers with multiple applications within the oil and gas, defense and security, science and research, and communications markets.

●	Considerable life-cycle cost savings over current solutions for many applications. Our PB3 PowerBuoy® is designed to operate over extended intervals between required servicing, compared to several current solutions which we found to require more servicing using offshore vessels. We believe that our PB3 PowerBuoy® reduces costs over multi-year operations compared with current solutions. These cost reductions are mostly due to reduced vessel and personnel servicing activities.

●	Real-time data communications. Some current solutions with less available power than our PowerBuoy® may have limited communication capabilities or may be able to communicate data only over shorter periods due to power limitations. Some current solutions may only make data accessible upon physical retrieval of the sensor. Our PowerBuoy® can be equipped with a variety of communications equipment, such as 4G LTE, satellite (VSAT) and Wi-Fi, which enables the transmission of data on a more frequent basis. We believe that more frequent data communication could enable an end-user to more quickly and proactively make data-driven decisions which could result in economic advantages.

●	Increased power and persistence compared to certain current solutions. We have found that our PowerBuoy® may provide substantially increased power and persistence than certain existing battery and solar powered systems. We believe that this may allow additional sensors to be employed at the same site, a higher sensor data transmission rate to be achieved, extended operation and reduced downtime, and improved operational costs for the customer. Enabling these new capabilities may contribute to enhanced operations through real-time decision making and increased life-cycle cost savings.

●	Standard transportation and deployment. Our PB3 PowerBuoy® does not require special handling or transportation, and instead uses conventional transportation and handling methods that are economical and readily available in standard marine operations. This may result in lower global transportation and deployment costs than current solutions. Our PB3 PowerBuoy® can be deployed using conventional vessels and conventional marine cranes and lifts.

●	Modular and scalable designs. Our PB3 PowerBuoy® is designed with a modular ESS which allows us to tailor its configuration to specific application requirements, including expansion of energy storage capacity, potentially allowing for a more customized solution and potential cost savings for our customers. We believe that our PowerBuoy® is scalable to higher power levels, and multiple PowerBuoys® may also be installed in an array in order to achieve higher levels of aggregate power, although we have not yet demonstrated a PowerBuoy® array.

●	Flexible electrical, mechanical and communication interfaces for sensors. The PB3 PowerBuoy® can be equipped with payloads, either mounted on or within the PowerBuoy®, or tethered to the PowerBuoy®. The PB3 PowerBuoy® has mechanical and electrical interfaces which allow for simplified integration of payloads, creating flexibility for the end-user.

●	Environmentally benign and aesthetically non-intrusive system design. We believe that our PB3 PowerBuoy® does not present significant risks to marine life, or emit significant levels of pollutants, and therefore has minimal environmental impact as compared to some other current solutions. We believe there is no significant audible impact and our system does not have a negative effect on marine life, as validated by the U.S. Navy and Department of Energy (“DOE”).

●	Ocean and factory-tested technology. Our PB3 PowerBuoy® is designed to be durable, with a three-year interval between required maintenance activities. The PB3 has survived hurricanes and tropical storms during harsh sea conditions. Since 1997 we have conducted ocean tests to demonstrate the viability of our technology. In 2011, we conducted multiple ocean tests of the predecessor PB3 PowerBuoy® under a contract with the U.S. Navy. More recently, we conducted multiple ocean tests of our current generation PB3 PowerBuoy®. Commercial versions of the PB3 have been successfully deployed for MES and Eni. The MES PB3 PowerBuoy® performed well in a challenging shallow-water, high-current environment, and achieved its performance and duration objectives. The Eni PB3 PowerBuoy® deployed in the Adriatic Sea has been in the water for over seven months (as of June 2019) and has generated over one megawatt-hour of energy. In 2015, we instituted factory-based PTO-accelerated life testing which simulates continuous operations under extremely harsh conditions. During the 2018 fiscal year, we also implemented additional features to the PB3 PowerBuoy® design to accommodate heavy top-side payloads and seafloor-based payloads. Further, we continue to focus on standardizing manufacturing and production testing procedures and to work closely with our supply base to ensure production repeatability.

●	Efficient design in harnessing wave energy. We have designed and validated our PB3 PowerBuoy® for maximized power generation in average ocean wave conditions through optimized mechanical to electrical wave energy conversion. We have designed the onboard ESS to provide several days of continuous rated power during periods of low or no wave activity, depending on payload power consumption. The PB3 PowerBuoy® is equipped with a variety of communication capabilities including satellite, cellular, and Wi-Fi that are capable of transmitting payload data in real time (e.g., sensors or equipment that require power and communications capabilities), subject to the limits of the service provider.

●	Prior commercial relationships enabled the development of our technology. Our prior and existing relationships with the U.S. Navy, DOE, U.S. Department of Homeland Security, MES, Eni and PMO have allowed us to develop our PB3 PowerBuoy® for a variety of needs in various industries. We believe these relationships have helped position us within the private sector in support of commercialization, which we believe enhances our market visibility and attractiveness to our prospective customers. For example, in 2011 our PowerBuoy® provided persistent power to an integrated radar and sonar system, significantly extending the U.S. Navy’s surveillance range. We have also demonstrated persistent maritime vessel detection with the U.S. Department of Homeland Security by integrating a hydrophone onto our PowerBuoy® and demonstrating enhanced maritime traffic detection. In each instance, the resulting data have informed our next round of design iterations to improve critical operations and reliability.

Business Strategy

We continue to commercialize our PB3 PowerBuoy® for use in remote offshore power and real-time data communications applications. To achieve this goal, we are pursuing the following business objectives:

●	Sell and/or lease the PB3 PowerBuoy®. We believe our PB3 PowerBuoy® is well-suited for many remote offshore applications. We have investigated potential market demand for both PowerBuoy® sales and leases within our selected markets, and we intend to sell and lease the PB3 PowerBuoy® to these markets. Additionally, we intend to provide services associated with product sales and leases such as maintenance, remote monitoring and diagnostic, application engineering, planning, training, and logistics support required for the PB3 PowerBuoy® life-cycle. We continue to increase our commercial capabilities through new hires in marketing, sales, and application support, and through engagement of expert market consultants in various geographies.

●

Expand product offerings by adding new complimentary products that are cost efficient and designed for shorter and faster deployments, which will create a system solutions approach for our customers. We are currently developing two new complementary products to our PB3 PowerBuoy®, the hybrid PowerBuoy® and subsea battery solutions. These products build on our existing expertise in offshore power systems and are targeted for a near term deployment. The hybrid PowerBuoy® is to be highly complementary to the PB3 PowerBuoy® by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater Company integration within each customer project. The hybrid PowerBuoy® is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The subsea battery solutions are expected to offer the possibility of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems will contain lithium ion batteries, which provide high power density to supply power that can enable subsea equipment, sensors, communications, AUVs and electric remotely operated vehicles (eROV) recharge. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be high performance, cost-efficient, and quickly deployable.

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts on parts of North America, Europe, South America and Asia. We believe that each of these areas has sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We believe that offering a turn-key solution, and not just power, is key to securing long term success.

●	Commercial collaborations. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known groups, including Modus Seabed Intervention Ltd. (“Modus”), Saab Seaeye Ltd. (“Saab”), NEC Energy Solutions (“NEC”), Acteon Field Life Service Ltd. (“Acteon”), MES, PMO and Eni. We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy® to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regard to servicing of our PB3 PowerBuoy®.

●	PB3 cost reduction and PowerBuoy® product development. Our engineering efforts are focused on customer application development for PB3 sales, cost reduction of our PB3 PowerBuoy® and improving the energy output, reliability, maintenance interval and expected operating life of our PowerBuoy®. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe we will be able to address new applications by developing new products that increase energy output.

In addition, we are developing complementary products, the hybrid PowerBuoy® and subsea battery solutions which leverage our existing expertise in offshore power systems while expanding our product line beyond our flagship PB3 PowerBuoy® offering.

Market Opportunities

The National Oceanographic and Atmospheric Administration (“NOAA”) Ocean Enterprise Report for 2016 estimated that the annual market for what NOAA describes as the “Ocean Enterprise” is $8.5 billion. The report addressed for-profit and not-for-profit businesses that support ocean measurement, observation and forecasting. Among the market sectors included in the report are oil and gas, defense and security, and science and research. We believe that this report addresses only a segment of the potential market opportunities that we are targeting.

Oil and Gas

We believe the offshore oil and gas industry is undergoing a significant transformation as it continues to invest in new technologies that enable cost savings and the digitization of operations. The industry encompasses more than 10,000 offshore sites, including exploration, production, reservoir management, and sites pending decommissioning based on information from the U.S. Bureau of Safety and Environmental Enforcement and industry organizations and publications. We believe that we have opportunities to implement one or more PB3 PowerBuoys® at a large number of these sites to provide power in applications that are not currently possible, or to displace current power solutions.

Defense and Security

We believe that our PB3 PowerBuoy® is uniquely positioned to be used to provide power and communications for multiple applications within the defense and security markets. The PB3’s ability to power multiple payloads may be an attractive feature for these markets, as their systems can be easily integrated into other PowerBuoy® applications allowing their operation to be concealed. An example application for domestic and international defense departments and defense contractors includes forward deployed energy and communications outposts (which is a current U.S. Department of Defense program), both above and below sea surface. Other example applications include early detection and warning systems, remote sensing stations, high frequency radar, sonar, electro-optical and infrared sensors for maritime security, network communications systems, and unmanned underwater vehicle docking stations. According to a 2014 Frost and Sullivan report, market expenditures for global security reached $29.0 billion in 2012 and are projected to reach $56.5 billion in 2022. Maritime security expenditures were approximately 45% of the global security market.

Science and Research

The science and research market provides environmental intelligence to the entire ocean enterprise, which supports ocean measurement, observation and forecasting, and is an important provider of information to maritime commerce and the entire “blue economy.” Maritime commerce and the scientific community depend on information in areas such as meteorology, climate change, ocean currents, and biological processes to inform operations and development. These groups often require a power and communications solution in remote offshore locations. According to NOAA’s 2016 Ocean Enterprise report, the total U.S. available ocean observing market from 2017 through 2021 for ocean-based systems infrastructure is projected to be $2.0 billion.

Communications

We believe that opportunities also exist in other markets such as communications. The addition of near shore and offshore cellular and Wi-Fi platforms with reliable and persistent power could open new market opportunities for telecommunications carriers by displacing a portion of the maritime satellite communications market, while potentially decreasing communications costs for the marine and offshore oil and gas industries. According to an industry research paper titled “Prospects for Maritime Satellite Communications” in 2015 the global maritime satellite communications market had already reached close to 338,000 terminals, with $1.7 billion in revenue at the satellite communications service provider level. The report also noted that the value of the maritime satellite communications market is expected to continue to grow over the next decade, with a 10-year compound annual growth rate of 5% in terminals and revenue, primarily due to the increasing need for maritime data communications.

Implementation Strategy

We have made significant progress in redesigning and validating our commercial-ready PB3 PowerBuoy® for use in remote offshore applications. Since 2015, we have brought the PB3 from initial concept to a full-scale design. We have performed multiple prototype iterations. During this time, we have conducted a number of in-ocean tests in combination with our facility-based accelerated life testing to validate our commercial-ready PB3 PowerBuoy® and to prepare for low rate initial production. In 2017, we relocated our corporate headquarters to Monroe Township, New Jersey. We believe that this new facility will allow us to expand our manufacturing capabilities and to move toward higher volume PowerBuoy® production. In fiscal 2019 we made progress in marketing our PB3 PowerBuoy®, as evidenced by the volume of proposals submitted to customers and requests for proposals from customers. In addition, during fiscal 2019 we introduced two new products, the hybrid PowerBuoy® and subsea battery solutions with prototypes set for release in Fall 2019. We have made substantial progress in transitioning from R&D to a commercialization focus with SELL, BUILD, SHIP as our motto and we intend to build on our success by implementing processes and solutions that cover the entire life cycle, from demand generation to closing the contract, and from channel strategies to customer care.

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

As previously noted, several of these customer application discussions have resulted in requests for proposals. Many proposal requests are for projects where our PB3 PowerBuoy® is part of a larger solution demonstration, and typically include the potential lease or sale of one or more PB3 PowerBuoys®, as well as required services and maintenance support. Demonstration projects are a necessary step toward broad solution deployment and revenues associated with specific applications. A proposal phase typically lasts from three months to more than one year. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of our company and capabilities and may include negotiation of standard terms and conditions. Many proposals contain provisions which would mandate the sale or lease of the PB3 PowerBuoy® upon successful conclusion of the demonstration project.

We believe this is an accurate depiction of the overall sales cycle for new technology in each of our target markets, including the PB3 PowerBuoy®. However, cycle times for each step of the sales cycle will vary depending on several customer factors, including, but not limited to, technical evaluation, project priorities, the funding approval process, and alignment of new technology integration with the customer’s broader operational strategy. We believe that the resulting evidence of potential demand, vis-à-vis specific application proposal requests, are indicative of significant progress in our commercialization strategy. We believe that we have the potential for growth as a result of our positioning for higher volume production of our PB3 PowerBuoy® and the initial indications of demand for our PB3 PowerBuoy® in multiple customer applications.

Product and Technologies

The following is a summary of the development and history of our current PowerBuoy® product and our technologies.

Wave Energy

The energy contained in ocean waves is a form of renewable energy that can be harnessed to generate electricity. The interaction between the wind and the ocean surface causes energy to be transferred from the wind to the water. At first, small waves occur on the ocean surface. As this process continues, the waves become larger and the distance between the top of the waves becomes longer. Wave heights, and the amount of kinetic wave energy, depends on wind speed, wind duration and the distance covered. The vertical water motion caused by the passage of the waves moves the float component of our PowerBuoy®, creating mechanical energy which our proprietary technologies convert into usable electricity.

We believe that using wave energy for electricity generation has the following potential benefits, compared to existing incumbent solutions.

●	Scalability within a small site area. Due to the dense energy in ocean waves, we believe that multiple PowerBuoys® may be aggregated in an array that would occupy a reasonably small area to supply electricity to larger payloads. We believe the aggregation of a larger number of PowerBuoys® could offer end users a variety of advantages in availability, reliability and scalability. To date, we have not deployed an array of PowerBuoys® to test and validate our hypothesis, and we cannot assure that a PowerBuoy® array would generate the energy required to meet the needs of every prospective customer.

●	Predictability. The generation of power from wave energy can be forecasted several days in advance. Available wave energy can be calculated with a high degree of accuracy based on satellite images and meteorological data, even when the wave field is hundreds of miles away and days from reaching a PowerBuoy®. Therefore, we believe end-users relying on PowerBuoys® for power may be able to proactively plan their logistics, payload scheduling and other operational activities based on such data and proactively, although actual testing has not yet been conducted.

●	Constant source of energy. The annual occurrence of waves at certain specific sites can be relatively constant and defined with relatively high accuracy. Based on our studies and analyses of various sites of interest, we believe that we will be able to deploy our PowerBuoys® in locations where the waves could produce usable electricity for the majority of the year.

Methods for generating electricity from wave energy can be divided into two general categories: onshore systems and offshore systems. Our PowerBuoys® are the offshore type. Many offshore systems, including our PowerBuoy®, utilize a flotation device to harness wave energy. The heaving or pitching of the flotation device due to the force of the waves creates mechanical energy, which is converted into electricity by various technologies. Onshore and near shore systems are often located on a shore cliff or a breakwater, or a short distance at sea from the shore line, and typically must concentrate the wave energy before using it to drive an electrical generator. Although maintenance costs of onshore systems may be less than those associated with offshore systems, we believe there are a variety of disadvantages to the former. As waves approach the shore, their energy decreases, therefore, onshore and near shore wave power stations are not capable of exploiting the same amount of energy produced by waves in deeper water. In addition, suitable sites for onshore and near shore systems are limited and potential environmental and aesthetic issues may impede development of these systems due to wave power station size and proximity to communities.

Our principal product is our PB3 PowerBuoy®, which is designed to generate power for use independent of the power grid in remote offshore locations. It consists of a main hull structure loosely moored to the seabed and surrounded by a floating buoy-like device that can freely move up and down in response to the passage of the waves. The PTO device that includes an electrical generator, a power electronics system, our control system, and our ESS are sealed within the hull. As ocean waves pass the PowerBuoy®, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electrical generator. The power electronics system then conditions the electrical output which is collected within an ESS. The operation of the PowerBuoy® is controlled by our customized, proprietary control system.

The control system uses sensors and an onboard computer to continuously monitor the PowerBuoy® subsystems as well as the characteristics of the waves which interact with the PowerBuoy®. The control system collects data from the sensors and the payloads and uses proprietary algorithms to electronically adjust the performance of the PowerBuoy®. We believe that this ability to optimize and manage the electric power output of the PowerBuoy® is a significant advantage of our technology.

In the event of large storm waves, the control system automatically locks the PowerBuoy® and electricity generation is suspended. However, the load center (either the on-board payload or one in the vicinity of the PowerBuoy®) may continue to receive power from the on-board ESS. When wave heights return to normal operating conditions, the control system automatically unlocks the PowerBuoy® and electricity generation and ESS replenishment recommences. This safety feature helps to prevent the PowerBuoy® from being damaged by storms.

In March 2016, we announced a rebranding of our PowerBuoy® systems as part of our commercialization efforts and to closely align our PowerBuoy® products with the perceived best practices of analogous industries based on power generation and on-board energy storage capabilities. Under our new naming conventions, our current PowerBuoy® is referred to as the “PB3,” corresponding to “PowerBuoy® with a nominal name-plated capacity rating of three kilowatts.” References to the “APB350” on our website, and in our SEC filings including this Annual Report refers to earlier prototype PowerBuoys® containing earlier generation PTOs and other earlier technologies.

The PB3 has undergone design iterations focused on improving its reliability and survivability in the anticipated operating ocean environment and will continue to undergo further enhancements through customary product life cycle management. The PB3-A1 was an initial prototype that has now undergone in-ocean and accelerated life testing, and we believe that the PB3 achieved a maturity level for use by early adopters in fiscal 2017. We continue the process of commercialization of our product and we cannot assure you that we will be successful in our efforts to do so. We believe that the PB3 will generate and store sufficient power to address some application requirements in our target markets. Our engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys® and, if we are able to do so, we believe the PowerBuoy® would then be useful for additional applications where cost savings and additional power are required by our potential customers. We continue to explore opportunities in these target markets, although we have not yet developed any integrated solutions and product offerings in these potential markets. We believe that by increasing the energy output of our PowerBuoys® we may be able to address larger segments of our target markets. By improving our design and manufacturing, we also seek to reduce the cost of our PowerBuoys® through further design iterations and manufacturing ramp-up. In so doing, we seek to improve customer value, displace more incumbent solutions, and become a viable power source for additional applications in our target market segments.

Deployments

We continue to receive important feedback from in-ocean trial deployments of our PowerBuoys®, as is customary in the marine industry for new vessels and products prior to final acceptance by their customers. If we are able to increase PowerBuoy® production, we anticipate that the need for in-ocean trials of our mature products will diminish. Deployment sites are selected based on minimum ocean depth, appropriate wave activity for power generation requirements of associated deployment payloads, and proximity to end-user operations. The PB3 can be transported over land to the deployment port using conventional transportation methods. Once at port, the PB3 can be lifted into the water or onboard a vessel using a readily available crane of appropriate capacity. The PB3 may then be towed to site using a standard vessel (if the location is within an appropriate distance from the port), or the PB3 may be carried aboard a vessel to its offshore location and craned into the water at site. The PB3 is then attached to the mooring system, which is installed during a separate operation, after which a brief commissioning process places the PB3 into operation. Recent deployments include off the coast of Kozushima Island, Japan for MES in April 2017 and in the Adriatic Sea for Eni in November 2018. The Company is planning to deploy in August 2019 a PB3 in the Central North Sea for PMO.

Product Insurance. We currently have a property loss and liability insurance policy underwritten by Lloyd’s Underwriters that covers the deployment and storage of our PowerBuoys®.

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

Environmental Approval and Compliance. We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, in the U.S., the construction and operation of PowerBuoys® offshore would require permits and approvals from the U.S. Coast Guard, the U.S. Army Corps of Engineers and other governmental authorities. These required permits and approvals evaluate, among other things, whether a project is in the public interest and ensure that the project would not create a hazard to navigation. Other foreign and international laws may require similar approvals. We provide you with additional information under “Regulation” below.

Research and Development

Our team has a broad range of experience in mechanical, electrical, and ocean engineering. We have engaged in extensive efforts to develop the PowerBuoy®, improve PowerBuoy® efficiency, reliability and power output, and improve manufacturability while reducing cost and complexity. Our recent efforts have been focused on optimizing our PowerBuoys® in order to balance customer cost (both capital and operating expenses) with power output of our PowerBuoys®. Such efforts include the development of scalable, higher efficiency, lower cost, higher reliability and less customized PTO systems, and the use of higher energy density and lower weight energy storage technologies. We continue to seek to increase the capabilities of our PowerBuoy® systems by designing flexible interfaces and rendering them sensor and payload agnostic.

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

In addition to improving and optimizing our PB3 PowerBuoy® we have spent considerable effort in developing two new complementary products, the hybrid PowerBuoy®, and subsea battery solutions. These products build on our existing expertise in offshore power systems and are targeted for first deployment in Fall 2019.

●	hybrid PowerBuoy® - The Company is in the process of creating a hybrid PowerBuoy® that will be a smaller liquid-fueled surface buoy, compared to the wave power based PB3 PowerBuoy®, capable of providing reliable power in remote offshore locations. This product is to be highly complementary to the PB3 PowerBuoy® by providing the Company the opportunity to address a broader spectrum of customer deployment needs, with the potential for greater Company integration within each customer project. It is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid PowerBuoy® is anticipated to be a lightweight, quickly deployable and cost-effective solution. The design is also anticipated to have a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads and battery packs or with a conventional anchor mooring system. The Company intends to design the hybrid PowerBuoy®, with a Stirling engine, to outperform traditional diesel buoys, which we believe to have more frequent service and refueling intervals. We believe the hybrid PowerBuoy® will be able to operate in an environmentally safer manner using more robust fuels, while operating over a wider temperature range than diesel buoys.

●	Subsea battery solutions - The Company is in the process of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems will contain lithium ion batteries, which provide high power density, to supply power that can enable subsea equipment, sensors, communications, AUVs and electric remotely operated vehicles (eROV) recharge. The Company’s PB3 PowerBuoy® is complimentary to subsea battery systems by providing a means for recharging during longer term deployments, or the subsea battery systems can be used independently for shorter term deployments. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be high performance, cost-efficient, and quickly deployable. Given the Company’s expertise in offshore energy storage systems from existing PB3 PowerBuoy® technology, the subsea battery solutions will provide an opportunity for the Company to differentiate through technical, cost and delivery leadership.

Customers

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Twelve months ended April 30,
	2019	2018

Eni S.p.A.	54%	33%
Mitsui Engineering & Shipbuilding	0%	43%
Premier Oil UK Limited	33%	10%
Office of Naval Research	0%	14%
Other	13%	0%
	100%	100%

In order to achieve success in commercializing our products, we must expand our customer base and obtain commercial contracts to lease or sell our PowerBuoy® and related services to customers. Our potential customer base for our PowerBuoys® includes various public and private entities, and agencies that require remote offshore power. To date, substantially all of our revenue producing contracts have been with a small number of customers under contracts to fund a portion of the costs of our operational efforts to develop and improve our technology, validate our product through ocean and laboratory testing, and business development activities with potential commercial customers. Our goal in the future is that an increased portion of our revenues will be from the lease or sale of our products and related maintenance and other services.

Current Customers

●	In April 2019 we entered into an agreement with a leading oil and gas operator to conduct a detailed feasibility study of using the Company’s technology to monitor subsea wells.

●	In February 2019, we entered into a contract with the U.S. Navy to carry out the first phase of a project to design and develop a buoy mooring system which incorporates fiber optics for the transmission of subsea sensor data to airplanes, ships, and satellites.

●	In August 2018 we entered into an agreement with EGP to evaluate a PB3 PowerBuoy® deployment along the coast of Chile through a detailed feasibility study of the PowerBuoy® as an offshore autonomous platform hosting oceanographic sensor systems.

●	In June 2018, we entered into a contract with PMO for the lease (for at least three months and a maximum of twelve months) of a PB3 PowerBuoy® to be deployed in one of PMO’s offshore fields in the North Sea.

●	In March 2018, we entered into an agreement with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 PowerBuoy® lease and associated project management.

●	In September 2016, we entered into a contract with U.S. Department of Defense Office of Naval Research (“ONR”) totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy® leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. We completed the Phase 2 BASE Effort work under the contract which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy®. The Company is waiting for ONR funding of Phase 2, Option 1 to be approved.

●	We have worked with MES (from 2010 to current) to develop several PowerBuoy® projects in Japan. Historically, our agreements with MES have provided for MES to reimburse us for specific costs associated with research, development and deployment of our PowerBuoy® product. In March 2016, we entered into a letter of intent with MES to conduct funded pre-work tasks and to negotiate a definitive agreement that would allow for the lease of the PB3 PowerBuoy® for a project off the coast of Kozushima Island, Japan following a planned stage gate review. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process is a generally accepted industry practice and has been utilized by other customers such as the DOE. A final contract totaling nearly $1.0 million was negotiated and finalized with MES in May 2016 that included engineering and logistics support, and the lease of our PB3 PowerBuoy® for a 7-month period, its ocean deployment, associated data collection and monitoring of its performance. Upon the completion of the engineering pre-work and a successful stage gate review, the PB3 was shipped to Japan and was deployed off Kozushima Island from April to September 2017. The MES lease concluded in September 2017 and the PB3 was shipped back to New Jersey.

Partnerships

●	In May 2019, we signed a memorandum of understanding with Modus, Ltd. for the purpose of developing and delivering commercial market solutions that offer a step-change in innovation and market value against conventional methodologies, specifically through development and marketing of a combined Hybrid Autonomous Underwater Vehicle (HAUV) charging station which will be able to utilize the PowerBuoy® system for topside charging and communications.

●	In April 2019, we signed a memorandum of understanding with Acteon to develop, explore and exploit mutual opportunities in the global oil and gas and renewable markets.

●	In January 2019, we entered into a Joint System Solution Development and Marketing Agreement with Saab. The agreement anticipates a preliminary focus on AUV and eROV charging and communications systems.

●	In December 2018 we signed a letter of intent to enter into a non-exclusive long-term supply agreement with NEC Energy Solutions (“NEC ES”), a pioneer and global leader in utility scale energy storage. Under the terms of the supply agreement, NEC ES will be a supplier of lithium ion batteries for our subsea battery systems.

●	In December 2016, we entered into a Joint Marketing Agreement with Sonalysts to explore and pursue mutual opportunities in defense and oil and gas applications. The agreement includes the exploration and assessment of the use of the PB3 as a platform to provide power and communications for these markets.

●	In May 2016, we entered into a Memorandum of Agreement (“MOA”) with WCS to explore the use of our PowerBuoys® in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 was deployed off of the coast of New Jersey which sought to establish a baseline acoustic survey. The deployment proceeded for approximately three months and met all project objectives.

●	In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the NDBC to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy®. NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration was to be conducted off the coast of New Jersey. We integrated the SCOOP onto our PB3 PowerBuoy® and in June 2016 we deployed the system off of the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, were carried out. The SCOOP was powered by the PB3 and provided metocean data to OPT and to NDBC. The deployment proceeded for approximately three months and met all project objectives.

Historic Projects

Our relationships and projects during recent years include, but are not limited to, the following:

●	The U.S. Navy and Department of Homeland Security.

In 2012, we executed a CRADA with the U.S. Department of Homeland Security to collaborate and demonstrate persistent maritime vessel detection. The vessel detection ocean demonstration in 2013 utilized the same PowerBuoy® under the LEAP contract with additional sensors. This additional deployment provided critical data which informed our next design iteration, and which incorporated major modifications to address critical operations and reliability improvements. This project concluded in 2013.

From 2009 to 2011, we ocean-tested our utility-scale PowerBuoy® at the U.S. Marine Corps Base, Hawaii at Kaneohe Bay. The PowerBuoy® was launched under our program with the U.S. Navy for ocean testing and demonstration of a prior iteration of our PowerBuoy®, including connection to the Oahu power grid.

In 2009 and 2010, we were awarded $2.4 million and $2.75 million, respectively, from the U.S. Navy to develop a Littoral Expeditionary Autonomous PowerBuoy® (“LEAP”) prototype. The LEAP contract was developed to enhance the U.S. Navy’s territorial protection capability by providing potential persistent power at sea for port maritime surveillance in the near coast, harbor, piers and offshore areas. During the LEAP contract, we designed, built and deployed in 2011 a PowerBuoy® structure incorporating a new PTO system. The system was deployed by a U.S. Coast Guard vessel and was ocean-tested approximately 20 miles off the coast of New Jersey. It was integrated with a Rutgers University-operated land-based radar network that provided ocean current mapping data for the National Oceanographic and Atmospheric Administration (“NOAA”) and U.S. Coast Guard Search and Rescue (“SAR”) operations. The ocean test of the LEAP vessel detection system demonstrated dual-use capability of the radar network and helped to verify our technology as a potential persistent power source for systems requiring remote power at sea. During the ocean testing under these contracts, our PowerBuoy® withstood the high storm waves of Hurricane Irene which occurred in August 2011.

From 2007 to 2013, we worked on two separate contracts to fabricate and deploy two autonomous PowerBuoys®, which were subsequently deemed obsolete, as an alternate power source for the U.S. Navy’s Deep Water Active Detection System (“DWADS”).

●	Lockheed Martin. From 2004 to 2014, we had several project teaming agreements and license agreements with Lockheed Martin.

●	Australia. In 2008, we announced a Joint Development Agreement with Leighton Contractors Pty. Ltd. (“Leighton”) for the development of wave power projects off the coast of Australia. In 2009, Leighton formed Victorian Wave Partners Pty Ltd (“VWP”), a special purpose company for the development of a wave power project off the coast of Victoria, Australia. In 2010, VWP and the Commonwealth of Australia entered into an Energy Demonstration Program Funding Deed (“Funding Deed”), wherein VWP was awarded an A$66.5 million (approximately US$62 million) grant for the wave power project. However, receipt of funds under the grant was subject to certain terms, including achievement of future significant external funding milestones. The grant was expected to be used towards the A$232 million proposed cost of building and deploying a wave power station off the coast of Australia (the “Project”). In March 2012, our Australian subsidiary Ocean Power Technologies (Australasia) Pty. Ltd acquired 100% ownership of VWP from Leighton. In January 2014, VWP signed a Deed of Variation with the Australian Renewable Energy Agency (“ARENA”) that amended the Funding Deed, and, in March 2014, received the initial portion of the grant from ARENA in the amount of approximately A$5.6 million (approximately US$5.2 million) (the “Initial Funding”). The Initial Funding was subject to claw-back provisions if certain contractual requirements, including performance criteria, were not satisfied. In light of the claw-back provisions, we determined to classify the Initial Funding as an advance payment, hold the funds as restricted cash and defer recognition of the funds as revenue. In July 2014, the VWP Board of Directors determined that the project contemplated by the Funding Deed was no longer commercially viable and terminated the Funding Deed. The Initial Funding was returned to ARENA. We do not currently have any projects in Australia.

●	Reedsport, Oregon Project. We obtained a permit in 2007 from the Federal Regulatory Commission (“FERC”) for a multi-stage wave power project off the coast of Reedsport, Oregon. In addition, we received two cost-sharing contracts with the DOE for approximately $4.4 million to construct and deploy a single PowerBuoy® off the coast of Reedsport. We subsequently obtained a license from FERC in August 2012 that authorized installation and operation of a 10-buoy grid connected wave energy array (the “License”). Due to the complexity of the FERC regulations for the single buoy, higher than anticipated project costs, unanticipated technical risks, and uncertainty surrounding permitting, we made the decision not to proceed with the project. Accordingly, we announced in March 2014 our surrender of the permit for one phase of the project and announced in April 2014 that we were taking the steps necessary to close out this project with the DOE. In May 2014, we filed an application to surrender the FERC permit for the remaining phases. In August 2014, in cooperation with the State of Oregon Department of State Lands, we removed anchoring and mooring equipment from the seabed off the coast of Oregon. In fiscal 2016, we dispositioned the PowerBuoy®. In late fiscal 2016 and early fiscal 2017, we disposed of the remaining anchoring and mooring equipment through a local entity and by June 2017 the project was closed out.

●	PowerBuoy® Development Projects. In April 2010, we received a $1.5 million award from the DOE for a feasibility study of a PowerBuoy® with the ability to produce up to 500kW of power (referred to as the “PB500”). In fiscal 2011, we received additional awards totaling $4.7 million for the PB500 structure and PTO optimization study, $2.3 million from the U.K. Government’s Technology Strategy Board and $2.4 million from the DOE. In fiscal 2014, upon completion of the concept design and associated trade studies that included detailed mechanical analyses, manufacturability and overall projected performance, the study concluded that a PB500 would not be technically feasible or economically viable. In March 2015, we successfully completed a stage gate review and a review of project deliverables with the DOE where advancements related to PTO design aspects such as reliability, cost take out, manufacturability and scalability were reviewed. Following a stage gate review, the project was successfully completed in fiscal 2016.

Manufacturing

We engage in two types of manufacturing activities: 1) the manufacturing of the high value-added PTO components for systems control, power generation and conversion, and energy storage for each PowerBuoy®; and 2) contracting with outside companies for the fabrication of the buoy structure, mooring system, and cabling.

Our core in-house manufacturing activity is the assembly, final systems integration and testing of the PTO and its components, which is conducted at our New Jersey facility. The power generation system consists of electro-mechanical components, and the control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electricity. The sensors and control systems use sophisticated technology to optimize the performance of the PowerBuoy® in response to changing operating conditions and payload power demand. We maintain a portfolio of patents, including those that cover our power generation, power conversion and control technologies.

We purchase the remaining components and materials for each PowerBuoy® from various vendors. We provide specifications to each vendor, and they are responsible for performing quality analysis and quality control over the course of construction, subject to our review of the quality and test procedure results. After the vendor completes the testing of the buoy structure, it is transported to our facility for final integration of the PTO. After each vendor completes testing of the remaining components, they are transported ready-to-install to the project site. We do not believe that we are dependent on any single vendor for manufacturing the components of and materials for our PowerBuoy®, and we believe that there are many available manufacturers for our component parts if a particular manufacturing partner should become unavailable or expensive. However, we have only manufactured our PowerBuoys® in limited quantities for use in development and testing and have limited commercial manufacturing experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Moreover, we do not have long-term contracts with our third-party manufacturers or vendors. In order to be successful in our efforts to commercialize our PowerBuoys®, we will need to secure stable relationships with a variety of manufacturers and vendors that can supply component parts and materials for our PowerBuoy® products.

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

Marketing and Sales

We continue to enhance our marketing capabilities across our target markets and we have begun actively marketing our PowerBuoys®. We currently use a direct sales force consisting of employees and industry expert consultants. Because our PowerBuoys® use technology which is not yet considered mature by our target markets, we expect that the customer decision process could require us to spend substantial time educating end-users and stakeholders, which may result in a lengthy sales cycle.

We attend and display our products at trade shows and conferences that represent our pursued markets. In May 2019, the Company was an exhibitor at the Offshore Technology Conference in Houston, Texas. In May 2019, the Company was an exhibitor at the U.S. Navy League’s Sea-Air-Space Exposition in National Harbor, Maryland. In August 2018, the Company was an exhibitor at the Offshore North Sea 2018 Conference in Stavanger, Norway. In May 2018, we displayed our full-size PB3 PowerBuoy® at the Offshore Technology Conference in Houston, Texas. In April 2018, we highlighted our Anchorless PowerBuoy® at the Navy Forum for SBIR/STTR Transition in National Harbor, Maryland.

We market our PowerBuoys® to companies and entities requiring remote offshore power and communications; for example, oil and gas companies for potential applications such as remote sensing, trace heating, or autonomous site monitoring, power and communications for remotely operated vehicles or autonomous underwater vehicle charging stations. We also see opportunities for defense and security applications using active sensors such as high frequency radar and acoustic systems with significant processing and communications requirements.

Additionally, we continue to seek to enter into strategic relationships to develop application solutions with commercial and military sensor and equipment manufacturers, where we might grant licenses to manufacture, market or operate PowerBuoys® or PowerBuoy® subsystems.

Backlog

As of April 30, 2019, our backlog was $0.9 million. Our backlog can include both funded amounts, which are unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (U.S. Congress, in the case of U.S. Government agencies), and unfunded amounts, which are unfilled firm orders for which funding has not been appropriated. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

We also may eventually compete against other renewable wave generated power providers. As of June 2018, there were more than nearly 260 companies, some with institutional funding, listed in the DOE’s Marine and Hydrokinetic (“MHK”) Technology Database. This DOE database provides up-to-date information on marine and hydrokinetic renewable energy technologies and companies, both in the U.S. and around the world. Many of these companies are located in the U.K., continental Europe, Japan, Israel, the U.S. and Australia, and many of those companies are pursuing the utility, grid-connected energy market. The MHK industry is both highly competitive and continually evolving as participants strive to differentiate themselves by promoting their specific technology focusing on cost and efficiency. The companies are subdivided by implementation: wave power, current power, tidal and ocean thermal energy conversion. Within wave power, the technologies are classified as point absorber, oscillating wave column, overtopping device, attenuator and oscillating wave surge converter. Our PowerBuoy® wave energy converter is classified as a point absorber.

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

Our analysis of the DOE database indicates that approximately 20 wave energy technologies were selected for further evaluation by the DOE, primarily based on company financial capability, type of system and potential to compete in autonomous (non-grid connected) markets. Of these, there are three companies that we believe may have the technical capability and financial viability to compete in the offshore autonomous power market; however, their technologies are still in early stage development with limited ocean testing. We believe that none of these technologies are at the maturity level of our current PB3 PowerBuoy®, and because of this we believe that we continue to maintain a first mover advantage.

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

As of June 2019, we have been issued 66 U.S. patents, of which 47 are active and 18 have expired and 1 was abandoned. Outside of the U.S. we have been issued 237 patents across 13 countries with 37 of the active U.S. patents having at least one corresponding issued foreign patent. We have filed for 4 additional U.S. patents and none of the U.S. patents applications have corresponding foreign patent applications. Our patent portfolio includes patents and patent applications with claims directed to:

●	system design;
●	control systems;
●	power conversion;
●	anchoring and mooring; and
●	wave farm architecture.

The expiration dates for our issued U.S. patents range from 2019 to 2037. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with U.S. federal government funding are subject to certain government rights as described in “Risk Factors - Risks Related to Intellectual Property.”

We use trademarks on nearly all our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PB-Vue ®, OPTMicrobuoy ®, CellBuoy ®, PowerTower ®, Making Waves in Power ®, Talk on Water ® and ® marks in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

Regulation

Our PowerBuoys® are subject to regulation in the U.S. and in foreign jurisdictions concerning, among other areas, site approval and environmental approval and compliance. In order to encourage the adoption of offshore power solutions, many governments offer subsidies and other financial incentives and have mandated renewable energy targets which some of our customers may be able to leverage. However, these subsidies, incentives and targets may not be applicable to our technology and therefore may not be available to our customers.

The renewable energy industry has also been subject to increasing regulation. As the renewable energy industry continues to evolve and as the wave energy industry continues to evolve, we anticipate that wave energy technology and our PowerBuoys® and their deployment will be subject to increased oversight and regulation in accordance with international, national and local regulations relating to safety, sites, and environmental protection.

Site Approval, Environmental Approval and Compliance

We present additional information regarding the regulatory requirements relating to our in-ocean deployments above, under “Product and Technologies - Deployments.”

Subsidies and Incentives

Renewable energy subsidies and incentives are generally applicable only to electric generation and supply to the utility grid. However, our autonomous applications may permit a customer to reduce its carbon emissions, which our potential customers may be able to publicize in their environmental stewardship reports.

Employees

As of April 30, 2019, we had 39 full-time employees. Of these employees, 38 are located in the United States and one is located in the United Kingdom. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline, and your investment could be lost.

Risks Related to Our Financial Condition

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant engineering and product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $209.8 million at April 30, 2019. At April 30, 2019, the Company had approximately $17.2 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of only $0.6 million and $0.5 million during the twelve months ended April 30, 2019 and 2018. Based on the Company’s cash, cash equivalents and restrictive cash balances as of April 30, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2020.

We continue to experience operating losses and currently have four revenue producing contracts. During fiscal 2019, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $1.0 million per month.

We have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $14.4 million in fiscal 2020 including product development spending of more than $7.4 million. However, we may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2020, if we are not successful in our efforts to sell enough products. We cannot assure our stockholders that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure our stockholders that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

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

If we issue additional securities to raise capital, our existing stockholders could experience dilution or may be subordinated to any rights, preferences or privileges granted to the new security holders. In particular, any new securities issued could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses of $12.2 million and $10.2 million in fiscal 2019 and 2018, respectively. As of April 30, 2019, we had an accumulated deficit of $209.8 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and our past results should not be relied on as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, including the following factors, may adversely affect our business, financial condition and results of operations:

●	delays in permitting or acquiring necessary regulatory consents;

●	delays in the timing of contract awards and determinations of work scope;

●	delays in funding for or deployment of wave energy projects;

●	changes in cost estimates relating to wave energy project completion, which under percentage-of-completion accounting principles could lead to significant fluctuations in revenue or to changes in the timing of our recognition of revenue from those projects;

●	our inability to successfully develop and market new products;

●	delays in meeting, or the failure to meet, specified contractual milestones or other performance criteria under project contracts or in completing project contracts that could delay or prevent the recognition of revenue that would otherwise be earned;

●	decisions made by parties with whom we have commercial relationships not to proceed with anticipated projects;

●	increases in the length of our sales cycle; and

●	inherent uncertainties in our manufacturing processes.

Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.

Our reporting currency is the U.S. dollar, and we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. A large percentage of our revenues may be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenues and cost of revenues and could result in exchange losses. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or sale transaction using a different currency from our reporting currency. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

Risks Related To Growth Of Our Business

We depend on a limited number of customers for substantially all of our revenues. The loss of, or a significant reduction in revenues from, any of these customers could significantly reduce our revenues and harm our operating results.

Historically, a small number of customers have provided substantially all of our revenues and we expect that such concentration will continue for the foreseeable future. In fiscal 2019 commercial contracts accounted for 92% of our revenues and governmental contracts accounted for 8%. In fiscal 2018, revenues from commercial contacts accounted for 86% of our revenues and governmental contracts accounted for 14%. Because we currently have a small number of customers and contracts, problems with a single contract would adversely affect our business, financial condition and results of operations.

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

Wave energy technology may not gain broad commercial acceptance and, therefore, our revenues may not increase, and we may be unable to achieve and, even if achieved, sustain profitability.

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

If wave energy technology does not gain broad commercial acceptance, it is unlikely that we will be able to commercialize our PowerBuoy® and our business will be materially harmed, in which case, we may curtail or cease operations.

If sufficient demand for our PowerBuoy® or new products does not develop or takes longer to develop than we anticipate, our revenue generation will be limited, and it is unlikely that we will be able to achieve and, if achieved, then sustain profitability.

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoys® may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys® but have not yet achieved successful commercialization of our PowerBuoys®. As we seek to manufacture, market, sell and deploy our PowerBuoys® in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of our PowerBuoys®, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoys®.

If demand for our PowerBuoys® or new products fails to develop sufficiently, it is unlikely that we will be able to grow our business or generate sufficient revenues to achieve and then sustain profitability. In addition, demand for PowerBuoys® in our presently targeted markets, including parts of North America, Europe, South America and Asia, may not develop or may develop to a lesser extent than we anticipate.

If we are not successful in commercializing our PowerBuoy® or new products, or are significantly delayed in doing so, our business, financial condition and results of operations will be adversely affected.

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

Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and due to cultural differences, that may result from changes in strategy and style. Without consistent and experienced leadership, customers, employees, creditors, stockholders and others may lose confidence in us.

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

An important element of our business strategy is to enter into service contracts with our customers under which we would be paid fees for services related to the maintenance and operation of the PowerBuoys® purchased from us. In addition, we may offer to lease PowerBuoys®, sell power generated by PowerBuoys® or sell data gathered by sensors on our PowerBuoys®. Even if customers purchase or lease our PowerBuoys®, they may not enter into service contracts with us. We may not be able to negotiate service, power sale or other contracts that provide us with any additional profit opportunities. Even if we successfully negotiate and enter into such service contracts, our customers may terminate them prematurely or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, if we were unable to perform adequately under such service contracts our efforts to successfully market the PowerBuoys® could be impaired. Any one of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Since our PowerBuoys® can only be deployed in certain geographic locations, our ability to grow our business could be adversely affected.

Our PowerBuoys® are designed for use offshore, but not all offshore areas worldwide have appropriate natural resources for our PowerBuoys® to harness wave energy. Seasonal and local variations, water depth and the effect of particular locations of islands and other geographical features may limit our ability to deploy our PowerBuoys® in certain coastal areas. If we are unable to identify and deploy PowerBuoys® at sufficient sites with appropriate natural resources to permit our PowerBuoys® to capture wave energy, our ability to grow our business could be adversely affected.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

We have been and expect to continue to be highly dependent on third parties to supply or manufacture components of our PowerBuoys®. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired.

We do not have long-term contracts with our third-party manufacturers or vendors. If we do not develop ongoing relationships with vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all.

In addition, we rely on third parties, under our oversight, for the deployment and mooring of our PowerBuoys®. We have utilized several different deployment methods, including towing the PowerBuoy® to the deployment location and transporting the PowerBuoy® to the deployment location by barge or ocean workboat. If these third parties do not properly deploy our systems, cannot effectively deploy the PowerBuoy® on a large, commercial scale, or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

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

In our targeted markets, which are highly competitive, we compete against incumbent power solutions already being utilized by our customers and potential customers. If we are unable to demonstrate to our customers and our potential customers that our PowerBuoy® is cost competitive to their existing alternative power solutions, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations, continue to commercialize our PowerBuoy®, or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations could be materially and adversely affected.

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

We market and plan to market our products in multiple global regions, including parts of North America, Europe, South America and Asia, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the U.S. accounted for 92% of our revenues in fiscal 2019 and 86% of our revenues in fiscal 2018. Risks inherent in international operations include, but are not limited to, the following:

●	changes in general economic and political conditions in the countries in which we operate;

●	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our PowerBuoys® and make us less competitive in some countries;

●	fluctuations in exchange rates may affect demand for our PowerBuoys® and may adversely affect our profitability in U.S. dollars to the extent the price of our PowerBuoys® and cost of raw materials and labor are denominated in a foreign currency;

●	difficulty with staffing and managing widespread operations;

●	complexity of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our PowerBuoys®;

●	inability to obtain, maintain or enforce intellectual property rights; and

●	difficulty in enforcing agreements in foreign legal systems.

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

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate.

We utilize, develop, install and maintain a number of information technology systems both for us and for others. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems, as well as those of our clients, contractors and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our clients and other business partners. While we endeavor to maintain industry- accepted security measures and technology to secure our computer systems and while we endeavor to ensure our cloud vendors that store our data maintain similar measures, these systems and the information stored on these systems may still be subject to threats. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. A party who circumvents our security measures, or those of our clients, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Product Development and Commercialization

Our engineering and product development costs are substantial and may increase in the future.

Our engineering and product development costs primarily relate to our efforts to increase the output, durability and commercial viability of our PowerBuoy®. Our engineering and product development costs were $5.0 million and $4.3 million in fiscal 2019 and 2018, respectively. It is our goal to fund the majority of our engineering and product development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding, but we do not currently have any such committed sources of funding, and we may not be able to secure any such funding in the future. If we are unable to obtain external funding, our operations may be materially and adversely affected, and we may be required to curtail our engineering and product development expenses, among other consequences.

We have only manufactured a limited number of PowerBuoys® and to date we have not produced PowerBuoys® in any significant quantity or for commercial production. Our PowerBuoys® have been used for testing and development and may not have a sufficient operating history to confirm how they will perform over their estimated useful life.

We began developing and testing wave energy technology over 15 years ago. However, to date, we have only manufactured a limited number of PowerBuoys® for use in ocean testing and development. The longest continuous in-ocean deployment of our PowerBuoy® was from December 2009 to January 2012. As a result, our PowerBuoys® may not have a sufficient operating history to confirm how they will perform over their estimated useful life. Our technology may not yet have demonstrated that our engineering and test results can be duplicated in volume or in commercial production. We have conducted and plan to continue to conduct practical testing of our PowerBuoy®. If our PowerBuoy® is ultimately proven ineffective or unfeasible, we may not be able to engage in commercial production of our products or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoys® perform below expectations, we could lose customers and face substantial repair and replacement expenses which could in turn adversely affect our business, financial condition and results of operations.

We face numerous accident and safety risks and hazards, including extreme environmental hazards, which are inherent in offshore operations.

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our PowerBuoys®. These hazards and risks could result in personal injuries, loss of life, liberation of a PowerBuoy® from its mooring due to extreme environmental conditions and damage caused by its drifting, and other damages which may include damage to our properties, including our PowerBuoy®, and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure that we will be able to maintain adequate insurance in the future at reasonable rates.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into application development agreements and strategic alliances with companies committed to providing products and services which require in-ocean energy sources. Generally, these types of relationships obligate us to provide certain services or perform certain tasks in connection with the relationship with the alliance partner, and we are generally responsible for paying the costs we incur relating to such services or tasks. These relationships generally are not expected to provide us with any revenues or sources of financing. If we are unable to reach agreements with additional suitable alliance partners, we may fail to meet our business objectives for the commercialization of our PowerBuoys®. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our PowerBuoys® to these companies, their affiliates and customers in the future, or growth opportunities may not materialize. Any of which could adversely affect our business, financial condition and results of operations.

We have limited manufacturing experience. If we are unable to increase our manufacturing capacity in a cost-effective manner, our business will be materially harmed.

We plan to manufacture key components of our PowerBuoys®, including the PTO advanced control and generation systems, while outsourcing the manufacturing for other components of our PowerBuoys®, including the structure itself. However, we have only manufactured our PowerBuoys® in limited quantities for use in development and testing and have limited commercial manufacturing experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner, and to manage multiple vendors with several orders on specific deadlines. In order to meet our growth objectives, we will need to increase our engineering, contract management, and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel, and we have limited funding available to retain such additional staff. Therefore, we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

We may be unable to develop efficient, low-cost manufacturing capabilities and processes that enable us to meet the quality, price, engineering, design and production standards or production volumes necessary to successfully commercialize our PowerBuoys®. If we cannot do so, we may be unable to expand our business, satisfy our contractual obligations or become profitable. Even if we are successful in developing our manufacturing capabilities and processes, we may not be able to do so in time to meet our commercialization schedule or satisfy the requirements of our customers.

Problems with the quality or performance of our PowerBuoys® would adversely affect our business, financial condition and results of operations.

Our agreements with customers will generally include guarantees with respect to the quality and performance of our PowerBuoys®. Because of the limited operating history of our PowerBuoys®, we have been required to make analytical assumptions regarding the durability, reliability and performance of the systems, and we may not be able to predict whether and to what extent we may be required to perform under the guarantees that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our PowerBuoys®, causing us to incur substantial expense to repair or replace defective systems in the future. We will bear the risk of claims long after we have sold our PowerBuoys® and recognized revenue. Moreover, any widespread product failures could adversely affect our business, financial condition and results of operations.

We have not yet deployed a wave power array of two or more PowerBuoys® in a single geographic location. If we are unable to successfully deploy a multiple-system wave power array, our capability to generate revenues may be limited, and we may be unable to achieve and then maintain profitability.

We have not yet deployed a wave power array of two or more PowerBuoys®. Whether we are able to do so is contingent upon, among other things, our ability to manufacture and produce multiple PowerBuoys® in a short period of time, receipt of required governmental permits, obtaining adequate financing, successful array design and implementation and, finally, successful deployment and connection of the PowerBuoys®.

We have not yet conducted ocean testing or otherwise installed in the ocean a multiple-system wave power array. In particular, unlike single-system wave power arrays, multiple-system wave power arrays may require the use of an underwater substation to connect the power transmission cables from, and collect the electricity generated by, each PowerBuoy® in the array. We have not yet deployed an underwater substation connected to multiple PowerBuoys®. In addition, unanticipated issues may arise with the logistics and mechanics of deploying and maintaining multiple PowerBuoys® at a single site and the additional equipment associated with these multiple system wave power arrays.

The development and deployment of an array of PowerBuoys® could require us to incur significant expenses for preliminary engineering, permitting and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed. We may be unsuccessful in accomplishing any of these tasks or doing so on a timely basis.

Our future success in our selected markets depends in part on our ability to achieve cost savings over existing and incumbent solutions. If we are unable to achieve cost savings relating to our PowerBuoy®, the commercial prospects for our PowerBuoy® may be adversely affected.

Our goal is to commercialize our PowerBuoy®. Our success in meeting this objective depends, in part, on our ability to provide energy to our prospective customers at a cost savings over existing and incumbent power solutions already being utilized by our customers and potential customers. We have experienced problems and delays in the development and deployment of our PowerBuoy® in the past and could experience similar delays or other difficulties in the future. If we are unable to demonstrate to our prospective customers that our PowerBuoy® is cost competitive with existing alternative power sources, or if it takes us longer to do so than we anticipate, we may be unable to continue our business, achieve commercialization of our PowerBuoy®, achieve a competitive position, satisfy our contractual obligations, or become profitable. In addition, if the costs associated with these development efforts exceed our projections, our results of operations will be materially and adversely affected.

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

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, particularly with respect to our PowerBuoy® control and electricity generating systems. We generally seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

Our prior agreements with government agencies in large part funded the research and development of our PowerBuoy®. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, technical data and software, generally including, at a minimum, a non-exclusive license authorizing the government to use the invention, technical data or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights. March-in rights refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. U.S. government-funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications; our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions and march-in rights.

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

Offshore deployment of our PowerBuoy® is heavily regulated. Each of our deployments is subject to multiple permitting and approval requirements. We are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of in-ocean power generation and the associated potential for environmental hazards of PowerBuoy® deployment, we expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our deployments could result in increased costs, or in the denial of necessary permits and approvals.

If we are unable to obtain necessary permits and approvals in connection with any or all of our projects, those projects would not be implemented, and our business, financial condition and results of operations would be adversely affected. Further, we cannot assure you that we have been or will be at all times in complete compliance with all such permits and approvals. If we violate or fail to comply with these permits and approvals, we could be fined or otherwise sanctioned by regulators.

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

Our business could suffer as a result of the United Kingdom’s decision to end its membership in the European Union.

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

A portion of products we acquire from our suppliers are manufactured in foreign countries, making the price and availability of these products subject to international trade risks and other international conditions.

A portion of our parts for our products are sourced from foreign countries, some of which in the future are or could become subject to trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, which would increase the cost or could reduce the supply of products available to us, and could have a material adverse effect on our business, financial condition and results of operations. Tariffs on imports from foreign countries, as well as changes in tax and trade policies, such as a border adjustment tax or disallowance of certain tax deductions for imported product, could materially increase our manufacturing costs, the costs of our imported products or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Tariffs imposed by foreign countries on imports of our products could also adversely affect our international sales. Any increase in manufacturing costs, the cost of our products or limitation on the amount of products we are able to purchase, could have a material adverse effect on our financial condition and results of operations.

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

We are the subject of certain pending litigation. Any litigation is costly, and time consuming to defend and may distract our management from the daily operations of our business. We may be the subject of additional future litigation, which could adversely affect our company, our business and our liquidity. Although we maintain insurance coverage, we cannot assure you that this insurance coverage will be sufficient to cover the substantial fees of lawyers and other professionals advisors relating to these pending lawsuits or any future litigation, our obligations to indemnify our officers and directors who may become parties to such pending and future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with these lawsuits. In addition, these actions have caused our insurance premiums and retention amounts to increase, and we may be subject to additional increases in the future or be subjected to other changes in our insurance coverages. Further, given the volatility of the market price of our Common Stock, we may be subject to future class action securities and other litigation. Accordingly, we have incurred and may continue to incur substantial legal expenses, judgments and/or settlements relating to pending and future litigation and our management’s time and attention may be diverted from the operation of our business, which could materially and adversely affect the Company.

We may become the target of additional securities litigation, which is costly and time-consuming to defend.

In the past, companies that experience significant volatility in the market price of their publicly-traded securities have become subject to class action securities litigation. Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits, are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 14 “Commitments and Contingencies - Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2019.

Risks Related to Our Common Stock

If we issue additional shares of our equity securities in the future, our stockholders may experience substantial dilution in the value of their investment or their ownership interest.

Our certificate of incorporation currently authorizes us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock. In the future, in order to raise additional capital, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by other investors, and dilution to our stockholders in the value of their investment and their ownership and voting interest in the Company could result. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

In addition, we have a significant number of stock options and warrants outstanding. To the extent that outstanding stock options or warrants have been or may be exercised or other shares issued, current stockholders and future investors who have purchased our common stock will experience further dilution. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we issue new securities or raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders or result in downward pressure on the price of our common stock.

Historically, our stock price has been volatile, and this is likely to continue; purchasers of our common stock could incur substantial losses as a result.

Historically, the market price of our common stock has fluctuated significantly, and we expect that this will continue. Purchasers of our common stock could incur substantial losses relating to their investment in our stock as a result. For the fiscal year ended April 30, 2019, the 52-week low and high prices for our common stock was $2.45 and $24.00, respectively. Also, the stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are currently located in Monroe Township, New Jersey, where we occupy approximately 56,000 square feet under a lease expiring on October 31, 2024. We use this facility for administration, research and development, as well as assembly and testing of the generators and control models for our PowerBuoy® systems.

ITEM 3. LEGAL PROCEEDINGS

Shareholder Litigation

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the LaBare, Rywolt, LaCalamito and Pucillo derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the November 14, 2016 settlement hearing in the now-settled securities class action and further order of the Court.

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. The settlement provided for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement, which the Court granted on March 9, 2018. On May 14, 2018, the Court held a final settlement approval hearing at which the Court stated that it was approving the settlement. On June 13, 2018, the Court issued a Final Order and Judgment, approving the Stipulation and Agreement of Settlement. The Company had accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the twelve months ended April 30, 2018. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the Statement of Operations. The Company’s insurance carrier made a payment of $350,000 to the plaintiffs’ attorneys on May 3, 2018. As a result, the consolidated derivatives lawsuits are now completely resolved, the releases are operative, and the matter is closed.

Employment Arbitration

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. On April 5, 2019, a three-member arbitration panel scheduled the discovery process to run from April 12, 2019 until November 9, 2019, set a pre-hearing case management conference for October 14, 2019, and set the hearing for December 9-13, 2019 in Princeton, New Jersey. As of April 30, 2019, the Company has not accrued any provision related to this matter since it cannot reasonably estimate the loss contingency.

Tide Runner Marine, Inc. Lawsuit

On June 13, 2018, Tide Runner Marine, Inc. (“Tide Runner”) filed a lawsuit in the United States District Court for the District of New Jersey captioned Tide Runner Marine, Inc. v. Ocean Power Technologies, Inc., Case No. 1:18-cv-10496. The complaint names the Company as defendant and alleges claims for breach of contract, unjust enrichment, conversion, and fraud, negligent and/or reckless misrepresentation all as associated with the removal of a Company mooring system off the coast of New Jersey that was completed in May 2017. The complaint seeks damages in the amount of $2,825,130 together with interest, costs, attorney’s fees, punitive damages and such other relief as may be appropriate under the circumstances. On July 27, 2018, the Company filed an answer denying the claims in the complaint, asserted various affirmative defenses, and asserted a counter-claim for damages in the amount of $15,000 for Tide Runner’s failure to pay the Company for certain portions of the mooring system that were recovered. On August 2, 2018, Tide Runner filed its answer to and denied the Company’s counterclaim and asserted various affirmative defenses. During the initial scheduling conference held on September 13, 2018, the parties agreed to engage in mediation in an effort to resolve this matter and also agreed to include Tide Runner’s subcontractor, Wittich Bros. Marine Inc. (“Wittich”) in the mediation process. The parties participated in mediation on November 15, 2018 but were unable to reach an agreement. However, the parties agreed to continue the mediation process and on February 11, 2019 reached a settlement agreement. On February 22, 2019, the parties executed a Settlement Agreement and Release (“Settlement”). Under the Settlement, the Company will pay to Wittich (i) $50,000 within 10 days after the final execution of the Settlement and (ii) another $150,000 on or before May 1, 2019. Subsequently, the parties filed a stipulation of dismissal of both Tide Runner’s complaint and the Company’s counterclaim with prejudice and without costs and the Court granted the dismissal and terminated the case. The parties have also provided mutual releases for the matters in dispute in the litigation and will indemnify each other for future similar claims. As of April 30, 2019, the Company made the two required payments to Wittich.

Nasdaq Compliance

On August 9, 2018, the Company received written notification from Nasdaq indicating that the closing bid price of the Company’s common stock had been below $1.00 per share for a period of 30 consecutive trading days, and as a result, the Company was not in compliance with the minimum bid price requirement for continued listing. Under the Nasdaq Listing Rules, the Company was provided with a grace period of 180 calendar days, or until February 5, 2019, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the grace period. If the Company did not regain compliance before February 5, 2019, Nasdaq stated that it would provide the Company with written notice that its securities are subject to delisting. At that time, the Company could appeal Nasdaq’s determination to a Nasdaq Listing Qualifications Panel, which would stay any further delisting action by Nasdaq pending a final decision by the panel. Alternatively, the Company could have been eligible for an additional 180 calendar day grace period if it met the continued listing standards, with the exception of bid price, for the Nasdaq Capital Market, and if the Company stated its intent to affect a reverse split, if necessary, to cure such deficiency.

On February 11, 2019, the Company received another written notification from Nasdaq indicating that the Company had not regained compliance with the minimum bid price requirement and that the Company’s stockholders’ equity, as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018, did not qualify the Company for an additional 180 calendar day extension period for compliance. On February 19, 2019, the Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The appeal stayed the suspension of the Company’s securities pending the Panel’s decision, during which time the Company’s common stock will continue to be listed on Nasdaq, and the Company’s common stock will continue to trade under the symbol “OPTT”.

On March 14, 2019, the Company received another written notification from Nasdaq indicating that the Company did not comply with the minimum stockholders’ equity requirement for continued listing. The earlier-filed appeal of the minimum bid price requirement was sufficient to encompass the minimum stockholder’s equity requirement, and the stay of suspension continued pending the Panel hearing and decision.

The Panel held its hearing on March 28, 2019. On April 4, 2019, the Panel issued the following two decisions: (i) the Panel concluded that the Company was in compliance with the minimum bid price rule; and (ii) the Panel granted the Company’s request to cure its stockholder equity deficiency by conducting a public offering that was estimated to raise $10 million by no later than April 30, 2019. On April 24, 2019, the Company provided the Panel with an update following a public offering that raised approximately $15.7 million (after deducting underwriter fees, commissions and other offering expenses) and closed on April 8, 2019. The update included revised projections of stockholder equity based upon the actual amount of proceeds raised during the public offering, which in the Company’s opinion was sufficient to cure the stockholder equity deficiency.

On May 20, 2019 the Company received a letter from Nasdaq confirming that the Company has regained compliance with the minimum shareholders’ equity rule, as required by the Panel’s decision dated April 4, 2019, and is in compliance with other applicable requirements as set forth in the decision and required for listing on Nasdaq. Accordingly, the Panel has determined to continue the listing of the Company’s securities on Nasdaq and closed the matter.

FINRA Review

On April 4, 2019, FINRA notified the Company that it was conducting a routine review of the Company’s stock associated with two public announcements and asked several questions regarding: (i) an April 3, 2019 announcement that the Company had won a contract with a leading oil and gas operator; and (ii) an April 4, 2019 announcement of the pricing of an underwritten public offering. The Company provided its response to the FINRA questions on Tuesday, April 9, 2019. As of July 22, 2019, FINRA has not provided any follow-up.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, the Company had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, during the year-ended April 30, 2018 the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that we will be assessed a penalty relating to these tax years. The Company has estimated this penalty to be $177,000 and as of April 30, 2019 and 2018 has recorded the penalty in Accrued expenses in the Consolidated Balance Sheet.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholders

Our common stock is listed on the Nasdaq Capital Market, under the symbol “OPTT.” As of June 28, 2019, there were 142 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

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

Transfer Agent Information

Our transfer agent is Computershare Trust Company, N.A. Computershare is located at 250 Royall Street, Canton, MA 02021-1011. Its contact information is: United States and Canada: (800) 662 - 7232, International (781) 575 - 4238 and its website is located at www.computershare.com.

Purchases of Equity Securities by the Issuer

The following table details our share repurchases for the three months ended April 30, 2019:

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2019 are to the fiscal year ended April 30, 2019.

Overview

We are commercializing proprietary systems that generate electricity predominantly by harnessing the renewable energy of ocean waves. Our PB3 PowerBuoy® systems use proprietary technologies to convert the mechanical energy created by the rising and falling of ocean waves into electricity. We currently have developed our PB3 PowerBuoy® product and are in process of developing two new complementary products, the hybrid PowerBuoy® and subsea battery solutions. Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our product development efforts relating to our technology. Today our goal is to generate the majority of revenue from the sale of products and services, and sales and services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net use of cash in operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

We are marketing our PowerBuoy®, which is designed to generate power for use independent of the power grid, to customers that require electricity in remote locations. We believe there are a variety of potential applications for our PowerBuoy®, within markets such as oil and gas, defense and security, science and research and communications, which we refer to collectively as autonomous application markets.

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

Product Development

The development of our technology has been funded by capital we raised, by development engineering contracts we received starting in fiscal 1995, including projects with the DOE, the U.S. Navy, the Department of Homeland Security, and revenue generating projects with MES, PMO and Eni. Please see Item 1 of this Annual Report- “Business - Customers” and “Business - Historic Projects” for more information.

Through these historic projects, we also continued development of our PowerBuoy® technologies. We are continuing to focus on marketing and developing our PowerBuoy® products and services for use in autonomous power applications.

During fiscal 2019, we continued to focus on the commercialization of our PowerBuoy® technology, while expanding the application of our PB3 product in autonomous application markets. In March 2018, we entered into an agreement with Eni that provides for a minimum 24-month contract that includes a lease and associated project management. In June 2018, we entered into a contract with PMO for the lease of a PB3 PowerBuoy® to be deployed in one of PMO’s offshore fields in the North Sea. In August 2018, we entered into an agreement with EGP to evaluate a PB3 PowerBuoy® deployment along the coast of Chile through a detailed feasibility study as an offshore autonomous platform hosting oceanographic sensor systems. In February 2019, we entered into a contract with the U.S. Navy to carry out the first phase of a project to design and develop a buoy mooring system which incorporates fiber optics for the transmission of subsea sensor data to airplanes, ships, and satellites.

In November 2017 we completed the Phase I work under the contract with ONR which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy®. We are waiting for ONR funding to be approved for the next phase. Working closely with potential customers, we also continued to analyze and further develop new applications for the PowerBuoy® including subsea well monitoring for oil and gas, Autonomous Underwater Vehicle (“AUV”) charging, and independent telecommunications platforms.

In addition to the PB3 commercial product validation activities, a concerted effort has been underway which focuses on proactively implementing additional features driven by extensive and direct discussions with potential users, customers, marketing partners and end users in our target markets. Such features include:

●	The design, development and implementation of a versatile mooring interface that allows the PB3 to accommodate various types of mooring configurations depending on the specifics and the needs of the customer, eliminating the need for a redesign of the device.

●	The design, development and implementation of a flexible power transmission system intended to support delivery of power and communication capabilities to customer payloads which are external to the PowerBuoy®, and which may reside in the water column or on the seabed.

●	The design and development of a combined power and communications single point mooring solution that allows for quick deployment of the PowerBuoy®.

Additionally, and building upon our initial success in implementing an auto-ballast system in our commercial PB3, we further enhanced this feature to achieve faster and more cost effective PB3 deployments and retrievals.

As previously stated, the PB3 has achieved commercial status through a series of design iterations which focused on improving its reliability and survivability in the ocean environment. Though the PB3 will continue to undergo further enhancements through customary product life cycle management, we believe the PB3 has achieved a maturity level for immediate commercial use. We believe that the PB3 will generate and store sufficient power to address various application requirements in our target markets. Our product development and engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys® and, if we are able to do so, we believe the PowerBuoy® would be useful for additional applications where cost savings and additional power are required by our potential customers. We continue to explore opportunities in these target markets. We believe that by demonstrating the capability of our PowerBuoy® in oil & gas and telecommunications applications, we can advance our technology and gain further adoption from our target markets. We continue to improve design and manufacturing of the PB3 to enhance our ability to improve customer value, displace incumbent solutions, and become the preferred power source for new and existing applications in our target markets.

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

In November 2018, the Company announced several new product offerings including the hybrid PowerBuoy®, subsea battery solutions and support services.

●	hybrid PowerBuoy® - The Company is in the process of creating a hybrid PowerBuoy® that will be a smaller liquid-fueled surface buoy, compared to the wave power based PB3 PowerBuoy®, capable of providing reliable power in remote offshore locations. This product is to be highly complementary to the PB3 PowerBuoy® by providing the Company the opportunity to address a broader spectrum of customer deployment needs, with the potential for greater Company integration within each customer project. It is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid PowerBuoy® is anticipated to be a lightweight, quickly deployable and cost-effective solution. The design is also anticipated to have a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads and battery packs, or with a conventional anchor mooring system. The Company intends to design the hybrid PowerBuoy®, with a Stirling engine, to outperform traditional diesel buoys, which we believe to have more frequent service and refueling intervals. We believe the hybrid PowerBuoy® will be able to operate in an environmentally safer manner using more robust fuels, while operating over a wider temperature range than diesel buoys.

●	Subsea battery solutions - The Company is in the process of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems will contain lithium ion batteries, which provide high power density, to supply power that can enable subsea equipment, sensors, communications and AUVs and electric remotely operated vehicles (eROV) recharge. The Company’s PB3 PowerBuoy® is complimentary to subsea battery systems by providing a means for recharging during longer term deployments, or the subsea battery systems can be used independently for shorter term deployments. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be high performance, cost-efficient, and quickly deployable. Given the Company’s expertise in offshore energy storage systems from existing PB3 PowerBuoy® technology, the subsea battery solutions will provide an opportunity for the Company to differentiate through technical, cost and delivery leadership.

●	Support services – The Company offers customers a comprehensive range of support services that meet their specific needs. These support services include innovation services, remote monitoring, extended service agreements, customization and pre-packaged payload options, engineering-design-testing services, mooring design, and marine services. These same support services will be extended to the new subsea battery solution and hybrid PowerBuoy® products.

Capital Raises

On June 2, 2016, we entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, we sold an aggregate of 20,850 shares of common stock together with warrants to purchase up to an aggregate of 7,298 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.35 of a share of common stock at a combined purchase price of $92.00. The net proceeds from the offering to us were approximately $1.7 million, after deducting placement agent fees and estimated offering expenses payable by us, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $121.60 per share, will be exercisable on December 8, 2016, and will expire five years following the date of issuance. The Company paid the placement agents approximately $100,000 as placement agent fees in connection with the sale of securities in the offering. The Company also reimbursed the placement agents $35,000 for their out of pocket and legal expenses in connection with the offering.

On July 22, 2016, the Company entered into the Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $135.00. The net proceeds to the Company from the offering were approximately $3.6 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

On October 19, 2016, the Company sold 138,000 shares of common stock at a price of $55.00 per share, which includes the sale of 18,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $6.9 million, after deducting placement agent fees and offering expenses payable by the Company.

On May 2, 2017, the Company sold 309,638 shares of common stock at a price of $26.00 per share, which includes the sale of 40,388 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $7.2 million, after deducting placement agent fees and offering expenses payable by the Company.

On October 23, 2017, the Company sold 286,972 shares of common stock at a price of $28.40 per share in a best efforts public offering. The net proceeds to the Company from the offering were approximately $7.4 million, after deducting placement fees and offering expenses payable by the Company.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. As of April 30, 2019, the Company has sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement.

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with A.G.P./Alliance Global Partners (“AGP”), under which the Company may issue and sell to or through A.G.P./Alliance Global Partners, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of April 30, 2019, under the 2019 ATM Facility the Company had issued and sold 151,561 shares of its common stock with an aggregate market value of $958,229 at an average price of $6.32 per share and paid AGP a sales commission of approximately $33,469 related to those shares.

On April 8, 2019, the Company sold 1,542,000 shares of common stock, which includes the sale of 642,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering, prefunded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The net proceeds to the Company from the offering were approximately $15.7 million, after deducting underwriter fees and offering expenses payable by the Company.

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

Backlog

As of April 30, 2019, our negotiated backlog was $0.9 million. As of April 30, 2018, our negotiated backlog was $0.7 million. Our backlog can include unfilled firm orders for our products and services from commercial and governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to, or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenue has been for the support of our product development efforts. These revenues are mostly recognized using the percentage-of-completion method, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $209.8 million at April 30, 2019. Based on the Company’s cash, cash equivalents and restricted cash balances as of April 30, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2020. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2019, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

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

Legal contingencies

As discussed in Part I, Item 3 of this Annual Report under the heading “Legal Proceedings” and in Note 14, “Commitments and Contingencies,” in Notes to the Consolidated Financial Statements, the Company is currently subject to various legal proceedings and claims. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with ASC Topic 450, Contingencies: Loss Contingencies. There is a significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated since the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. In management’s opinion, any reasonable possible losses in addition to the amounts accrued for litigation, individually or in the aggregate, could possibly have a material adverse effect on its financial condition or operating results.

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

Warrant accounting

The Company accounts for warrants issued in connection with its public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in Topic 480 which provides that warrants meeting the classification of a liability award are recorded as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The Company recognizes any change in fair value in its consolidated statements of operations within “Gain due to the change in fair value of warrant liabilities”. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Stockholders’ equity” on the Consolidated Balance Sheets. The common warrants issued in connection with the Company’s public offerings in June and July 2016 met the criteria of a liability award and were classified to warrant liabilities. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria required to be classified as a liability award and therefore were treated as an equity award.

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

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2019 and 2018:

	Twelve months ended April 30,
	2019	2018
	(in thousands)

Eni S.p.A.	$341	$171
Mitsui Engineering & Shipbuilding	-	218
Premier Oil UK Limited	206	51
Office of Naval Research	-	71
Other	85	-
	$632	$511

We currently focus our sales and marketing efforts on parts of North America, Europe, South America and Asia. The following table shows the percentage of our revenues by geographical location of our customers for fiscal 2019 and 2018:

	Twelve months ended April 30,
Customer Location	2019	2018

Asia	0%	43%
Europe	92%	43%
United States	8%	14%
	100%	100%

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated accounts had a balance of $0.7 million as of April 30, 2019 and $1.0 million as of April 30, 2018, compared to our total cash, cash equivalents, and restricted cash balances of $17.2 million as of April 30, 2019 and $12.3 million as of April 30, 2018. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Results of Operations

This section should be read in conjunction with the discussion below under “- Liquidity and Capital Resources.”

Fiscal Years Ended April 30, 2019 and 2018

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2019 and 2018:

	Twelve months ended April 30,		% change 2019 period to
	2019	2018	2018 period
	(in thousands)

Revenues	$632	$511	24%
Cost of revenues	1,303	763	71%
Gross loss	(671)	(252)
Operating expenses:
Engineering and product development costs	4,984	4,320	15%
Selling, general and administrative costs	7,616	6,988	9%
Total operating expenses	12,600	11,308
Operating loss	(13,271)	(11,560)
Gain due to the change in fair value of warrant liabilities	195	122	60%
Interest income, net	35	83	-58%
Other income	-	4	-100%
Foreign exchange gain/(loss)	(55)	75	-173%
Loss before income taxes	(13,096)	(11,276)	16%
Income tax benefit	850	1,119	-24%
Net loss	$(12,246)	$(10,157)	21%

Revenues

Revenues for the fiscal years ended April 30, 2019 and 2018 were approximately $0.6 million and $0.5 million, respectively. The increase of approximately $0.1 million or 24% over 2018 was attributable to more new contracts signed and started at the end of fiscal year 2018 and beginning of fiscal year 2019 relating to Eni, PMO, EGP, and the U.S. Navy SBIR grant. The MES and ONR contracts were completed in the first half of fiscal 2018.

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

Cost of revenues for the fiscal years ended April 30, 2019 and 2018 were approximately $1.3 million and $0.8 million, respectively. The increase of approximately $0.5 million, or 71%, over 2018 mostly due to higher upfront spending and material costs on the new customer contracts in fiscal 2019 as compared to the same period in the fiscal 2018. During fiscal 2018, all of projects were completed in the first half of the year and spending on the new customer contracts commenced in the fourth quarter, 2018.

Engineering and product development costs

Our engineering and product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our engineering and product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy® system, and the development of new products, product applications and complementary technologies. We expense all our engineering and product development costs as incurred.

Engineering and product development costs during the fiscal year ended April 30, 2019 were $5.0 million as compared to $4.3 million for fiscal year 2018. The increase of $0.7 million, or 15%, is due to higher spending on new products being developed, PB3 PowerBuoy® builds for future customer contracts, and higher personnel costs as compared to the same period in fiscal 2018.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy® systems and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Selling, general and administrative costs during the fiscal year months ended April 30, 2019 were $7.6 million as compared to $7.0 for fiscal year 2018. The increase of $0.6 million, or 9%, is primarily attributable to higher investor relations costs of $0.4 million, higher professional fees of $0.2 million and higher sales and marketing of $0.1 million partly offset by lower spending of $0.1 million in employee related costs.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the fiscal year ended April 30, 2019 was an unrealized gain of $195,000 versus an unrealized gain of $122,000 for the fiscal months ended April 30, 2018. The change between periods is mainly due to a lower stock price for the twelve months ended April 30, 2019.

Interest income, net

Interest income, net consists of interest received on cash and cash equivalents, investments in money market accounts and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, and restricted cash were $17.2 million as of April 30, 2019, compared to $12.3 million as of April 30, 2018.

Interest income, net during the fiscal year 2019 was approximately $35,000 compared to $83,000 for fiscal 2018. The decrease in interest income year over year is due to a lower average cash balance in fiscal year 2019.

Foreign exchange gain/(loss)

Foreign exchange loss was approximately $55,000 for fiscal year 2019 as compared to a foreign exchange gain of $75,000 for fiscal year 2018. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the U.S. dollar during the two periods.

Income tax benefit

During the fiscal years ended April 30, 2019 and 2018, the Company sold New Jersey State net operating losses and research and development credits in the amount of $9.1 million and $11.5 million, respectively, resulting in the recognition of income tax benefits of $0.9 million and $1.1 million, respectively. The Company has a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two years ended April 30, 2019, our aggregate revenues were $1.1 million, our aggregate net losses were $22.4 million and our aggregate net cash used in operating activities was $22.8 million.

Net cash used in operating activities

Net cash flows used in operating activities during the fiscal year ended April 30, 2019 were $12.1 million, an increase of $1.4 million, when compared to $10.7 million during the fiscal year ended April 30, 2018. The change was the result of an increase in net loss of $2.1 million and payment of deferred credits of $0.6 million partly offset by the net change in operating assets and liabilities of $1.3 million.

Net cash used in investing activities

Net cash used in investing activities was approximately $29,000 for fiscal year 2019 versus net cash used by investing activities of approximately $658,000 for fiscal year 2018. The change was primarily the result of the Company’s decreased spending on equipment and leasehold improvements relating to its new facility in Monroe, New Jersey.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $17.2 million in fiscal year 2019, and net cash provided by financing activities was approximately $14.6 million for fiscal 2018. The increase in net cash provided in fiscal year 2019 compared to fiscal year 2018 was due primarily to the Company receiving more proceeds from sales of its common stock in fiscal year 2019.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a reduction of approximately $80,000 in fiscal year 2019, a decrease of $168,000 from fiscal year 2018, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $209.8 million at April 30, 2019. We generated revenues of only $0.6 million in fiscal year 2019, and $0.5 million in fiscal year 2018. Based on the Company’s cash, cash equivalents and restricted cash balances as of April 30, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern.

We expect to devote substantial resources to continue our development efforts for our PowerBuoys® and to expand our sales, marketing and manufacturing programs associated with the planned commercialization of the PowerBuoys®. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to commercialize our PowerBuoys®, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture a commercially viable PowerBuoy® product;

●	our ability to successfully develop and market new products, such as a hybrid PowerBuoy® or subsea battery solutions;

●	that we will be successful in our efforts to commercialize our PowerBuoy® or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our PowerBuoys® and our wave energy technology;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	the reliability of our technology and our PowerBuoys®;

●	our ability to improve the power output, survivability and reliability of our PowerBuoys®;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

Our business is capital intensive, and, to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high engineering and product development costs associated with our product development. We anticipate that our operating expenses will be approximately $14.4 million in fiscal year 2020 including product development spending of more than $7.4 million. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during the fiscal year 2020, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which amends the existing guidance on accounting for leases. Topic 842 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms greater than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The company will adopt Topic 842 during the first quarter of 2019 using the modified retrospective method. The new guidance will be applied to leases that exist or are entered into on or after May 1, 2019 without adjusting comparative periods in the financial statements. The Company expects to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of Topic 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. Based on the most recent assessment of existing leases, the Company expects to record a right-of-use asset and a lease liability in the range of $1.0 to $2.0 million that will be included on the balance sheet as of May 1, 2019. The Company does not expect the adoption of Topic 842 to have a material impact on the company’s results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company adopted the standard on May 1, 2018 and determined the standard had no impact on its financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (ASC Topic 718): Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company adopted the standard on May 1, 2018 and determined the standard no impact on its financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are listed in Item 15 - “Exhibits and Financial Statement Schedules” of this Annual Report.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of April 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2, which is incorporated herein by reference as if fully set forth herein. As described therein, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2019.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) with the Company	Served as Director From
Terence J. Cryan	56	Chairman of the Board	2012
Dean J. Glover	53	Vice Chairman of the Board and Independent Director	2014
George H. Kirby III	49	Chief Executive Officer and Director	2015
Steven M. Fludder	59	Independent Director	2016
Robert K. Winters	51	Independent Director	2016
Kristine S. Moore	58	Independent Director	2018

Terence J. Cryan has been a member of our Board of Directors since October 2012 and Chairman of the board since June 2014. Prior to joining our Board, Mr. Cryan was a member of our Board of Advisors. Mr. Cryan was our lead independent director from October 2013 to June 2014 when he became Chairman of the Board. Since August 2017, Mr. Cryan has served as the Chairman of the Board of Westwater Resources, Inc. Mr. Cryan has served on the boards of directors of a number of other publicly traded companies including Uranium Resources, Inc. from 2006 to 2016; Global Power Equipment Group Inc. from 2008 to 2017; Superior Drilling Products from May 2014 to 2016; Gryphon Gold Corporation from 2009 to 2012; and The Providence Service Corporation from 2009 to 2011. Mr. Cryan previously served as President and Chief Executive Officer of Medical Acoustics, LLC from 2007 through 2010. From September 2012 until April 2013, Mr. Cryan also served as interim President and CEO of Uranium Resources, Inc., and was elected as Chairman of the Board of Directors of Uranium Resources, Inc. in June 2014 and served until March 2016. Mr. Cryan served as President and CEO of Global Power Equipment Group Inc., from March 2015 until July 2017. Mr. Cryan co-founded in 2001 Concert Energy Partners, LLC, an investment and private equity firm based in New York with a focus on the traditional and alternative energy, power and natural resources industries, and served as Managing Director until 2015. Between 1990 and 2001, Mr. Cryan was a Senior Managing Director in the investment banking department at Bear Stearns & Co. Inc. in New York City and a Managing Director at Paine Webber/Kidder Peabody in both New York City and London. Mr. Cryan earned his Bachelor of Arts degree from Tufts University in 1983 and a Master of Science degree in Economics from The London School of Economics in 1984. In December 2014, Terence Cryan was named a Board Leadership Fellow by the National Association of Corporate Directors. We believe Mr. Cryan’s qualifications to sit on our Board of Directors include his significant experience in financial matters, his prior board and executive experience at other companies, his broad energy industry background and his extensive expertise in financings, mergers and acquisitions.

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

George H. Kirby III has served as our President, Chief Executive Office and a member of our Board of Directors since January 20, 2015. Prior to this, Mr. Kirby was Senior Vice President at AECOM Technology Corporation (NYSE: ACM) a leading provider of engineering, procurement and construction (“EPC”) services. In this role, he led their Energy Business Line for the north U.S. region providing services for utilities, power transmission and generation developers, and large industrial energy efficiency end-users. Prior to AECOM, he joined SAIC Energy, Environment, & Infrastructure (NYSE: SAIC) in January 2012 a global leader in solutions for national security, healthcare and engineering, as Managing Director for their Asset Transactions group providing power generation investors and developers with technical and market consulting and advisory services and was promoted to Vice President in 2013 providing EPC services to Investor Owned Utilities. In 2009, he joined American Superconductor (Nasdaq: AMSC) as Director of Global Sales and was promoted to Managing Director of the Americas and Australia in 2011. From 2000 to 2009, Mr. Kirby held significant leadership roles at General Electric in both GE Energy and GE Capital (NYSE: GE) in product development, global sales, quality and project finance. In June 2016, Mr. Kirby was elected to the Board of Trustees of the Sea Research Foundation, a non-profit organization in Mystic, Connecticut. Mr. Kirby previously served as a director of Blade Dynamics, LLC from April to December 2011, and Schooner, Inc. from June to October 2012. Mr. Kirby earned a Bachelor of Science degree in Aerospace Engineering from Syracuse University in 1992 and an M.B.A. from Smeal College of Business at Pennsylvania State University in 2008. We believe Mr. Kirby’s significant leadership experience in energy industries qualifies him to serve on our Board of Directors.

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

Robert K. Winters became a member of the Board of Directors on May 5, 2016. Robert Winters has been with Alpha IR Group since September 2015, and currently serves as Senior Managing Director. He established and is running the NYC office for Chicago-based firm, which specializes in providing strategic counsel to small- and mid-cap U.S. companies across a broad range of industries. Prior to this, he was a partner and portfolio manager at Zesiger Capital Group, LLC for 14 years; Zesiger Capital Group, LLC is an investment advisor based in NYC, catering to both large institutional clients and high net-worth individuals. Zesiger’s investment strategy during Mr. Winters’ tenure was to take concentrated, long-term investment positions in small-and mid-cap stocks in the U.S., as well as in select emerging and frontier markets. Additionally, Mr. Winters managed fixed income investments on behalf of clients at Zesiger, as well as private investments; Mr. Winters sat on the boards of several private portfolio companies during his time at Zesiger. Prior to his work at Zesiger Capital Group, LLC, Mr. Winters worked as a Managing Director and Senior Natural Resource analyst for almost 10 years at Bear, Stearns & Co., Inc., where he focused on energy, metals and mining. Mr. Winters began his finance career at CS First Boston following his work as an international trade analyst with Kilpatrick & Cody in Washington, D.C. Mr. Winters served as a director of LRM Industries International from 2009 until 2014 Mr. Winters graduated from Georgetown University in 1990 with a dual major in International Relations and History. We believe Mr. Winter’s qualifications to serve on our Board of Directors include his extensive finance experience, as well his experience with small-cap and mid-cap public companies.

Kristine S. Moore became a member of the Board of Directors on September 10, 2018. From December 2015 through April 2018, Ms. Moore served as non-executive director at Achilles Ltd., a global private-equity held company based in London. Prior to Achilles, Ltd. from 2001 to 2015, Ms. Moore was with Royal Dutch Shell (“Shell”), an international energy company. During this time, Ms. Moore held various positions at Shell; during 2015 Ms. Moore was Vice President of Contracting and Procurement; from 2011 to 2014, Vice President of Contracting and Procurement Operations and Group Materials Management; from 2007 to 2010, Vice President of Global Functions Sourcing; and from 2001 to 2007, Ms. Moore held various managerial positions. Prior to Shell, Ms. Moore from 2000 to 2001 served as Vice President of Marketing and Sales for Quaris, Inc. Ms. Moore began her career at International Business Machines where she held various positions. Ms. Moore is a graduate of Rice University with a Bachelor of Science in Civil Engineering. We believe Ms. Moore’s qualifications to serve on our Board of Directors include her extensive experience in the oil and gas markets, as well as her business background in sales, marketing, and supply chain management.

Executive Officers

We have one executive officer who is not also a director:

Name	Age	Position with Ocean Power Technologies, Inc.

Matthew T. Shafer	48	Vice President, Chief Financial Officer and Treasurer

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

Audit Committee

The members of our Audit Committee are Dean J. Glover, Steven M. Fludder and Robert K. Winters. Mr. Glover is the chair of the Audit Committee. The Board of Directors has determined that Mr. Glover is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee met 4 times in fiscal 2019. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by Rule 5605(c) of the Nasdaq Stock Market and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer and principal financial officer) and directors. The Code of Business Conduct and Ethics is posted on our website at www.oceanpowertechnologies.com and can also be obtained free of charge by sending a request to our Secretary at 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831. Any changes to or waivers under the Code of Business Conduct and Ethics as it relates to our chief executive officer, chief financial officer, controller or persons performing similar functions must be approved by our Board of Directors and will be disclosed in a Current Report on Form 8-K within four business days of the change or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that the Form 3 for Ms. Moore was not filed in fiscal 2019 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

For Board service year 2019, the Board of Directors approved, for each non-employee director, an annual payment of $45,000 and a choice of either (a) an option worth $50,000, based on the Black-Scholes formula, to purchase shares of Common Stock or (b) Common Stock worth $50,000, with such option award or stock award to vest, if at all, at the next annual meeting of stockholders. For fiscal year 2019 each of the Directors chose to take a stock option of 2,500 shares. Directors serving a portion of a year receive a pro-rata grant. Each non-employee director also receives a per annum supplement ranging from $2,000 to $9,600 for each committee that they chair. In addition, the Chairman of the Board annually receives an additional $38,000.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our Board of Directors.

The following table summarizes compensation paid to each of our non-employee directors who served during fiscal year 2019.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name (1)	($) (2)	($)	($) (3)	($)

Terence J. Cryan	85,000	-	17,870	102,870

Dean J. Glover	54,600	-	17,870	72,470

Steven M. Fludder	53,000	-	17,870	70,870

Robert K. Winters	45,000	-	17,870	62,870

Kristine S. Moore	24,946	-	17,870	42,816

(1)	George H. Kirby III, the Company’s President and Chief Executive Officer is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a Director. The compensation received by Mr. Kirby as an employee of the Company is shown in the Summary Compensation Table on page 58.

(2)	Fees earned or paid in cash reflect annual retainer and committee meeting fees.

(3)	Stock options granted to directors vest fully on the date of the first annual shareholders meeting following the grant date. The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 2 to the financial statements in this Annual Report.

The following table summarizes grants during fiscal year 2019.

	Stock	Option
Name	Awards	Awards	Total

Terence J. Cryan (1)	-	2,500	2,500

Dean J. Glover (1)	-	2,500	2,500

Steven M. Fludder (1)	-	2,500	2,500

Robert K. Winters (1)	-	2,500	2,500

Kristine S. Moore (1)	-	2,500	2,500

(1)	During fiscal year 2019 each board member was granted stock options exercisable for 2,500 shares of common stock for Board service during the year ending October 31, 2019.

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

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended April 30, 2019 and April 30, 2018 to our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)		Total ($)

George H. Kirby III	2019	391,140	173,138	-	71,480	84,104	(4)	719,862
President and	2018	381,600	276,565	70,000	-	51,710	(4)	779,875
Chief Executive Officer

Matthew T. Shafer	2019	253,125	73,406	-	41,101	9,434	(5)	377,066
Vice President,	2018	236,042	118,750	20,418	-	4,450	(5)	379,660
Chief Financial Officer and
Treasurer

Christopher Phebus (6)	2019	158,649	-	-	-	37,590	(7)	196,239
Vice President, Engineering	2018	79,784	37,406	108,000	-	17,815	(7)	243,005

Dr. Mike M. Mekhiche (8)	2019	-	-	-	-	-		-
Former Executive Vice President,	2018	91,814	-	-	-	33,712	(9)	125,526
Engineering and Operations

(1)	Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements, due to increases in salary levels and payments for unused vacation during each fiscal year.

(2)	This amount represents bonuses earned by the named executive officers in fiscal year 2019 and 2018.

(3)	The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 2 to the financial statements in this Annual Report.

(4)	For fiscal year 2019 the amount of $84,104 includes $48,024 for relocation expenses, $27,079 payout for unused vacation and $9,000 relates to the Company’s matching contributions to the 401(K) Plan. For fiscal year 2018 the amount of $51,710 includes $42,710 for relocation expenses and $9,000 relates to the Company’s matching contributions to the 401(K) Plan. In accordance with his employment agreement Mr. Kirby is eligible for reimbursement of relocation expenses.

(5)	For fiscal year 2019 the amount of $9,434 includes $3,636 payout for unused vacation and $5,797 relates to the Company’s matching contributions to the 401(K) Plan. For fiscal year 2019 the amount of $4,450 relates to the Company’s matching contributions to the 401(K) Plan.

(6)	Mr. Phebus joined the Company on January 15, 2018 to serve as the Company’s Vice President of Engineering. Mr. Phebus resigned from his position as Vice President of Engineering effective November 30, 2018.

(7)	For fiscal 2019 the amount $37,590 includes $32,185 for relocation expenses and $5,405 for unused vacation payout. For fiscal year 2018 the amount of $17,815 is relocation expenses in accordance with Mr. Phebus’ employment agreement.

(8)	Dr. Mekhiche resigned from his position as Executive Vice President, Engineering and Operations effective August 8, 2017.

(9)	For fiscal year 2018 the amount of $33,712 includes $31,612 payout for unused vacation and $2,100 relates to the Company’s matching contributions to the 401(K) Plan. For fiscal year 2017 the amount of $20,086 includes $12,886 payout for unused vacation and $7,200 relates to the Company’s matching contributions to the 401(K) Plan.

Employment Agreements

George H. Kirby III - President, Chief Executive Officer and Director

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

Upon the termination of his employment other than for cause, other than as a result of a change of control, or if he terminates his employment for good reason (as such terms are defined in his employment agreement), Mr. Kirby has the right to receive severance payments. If such termination occurs, Mr. Kirby will receive twelve months of his base salary then in effect. Pursuant to this agreement, Mr. Kirby is prohibited from competing with us and soliciting our customers, prospective customers or employees during the term of his employment and for a period of one year after the termination or expiration of his employment.

Matthew T. Shafer - Vice President, Chief Financial Officer and Treasurer

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

Stock Option and Other Compensation Plans

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan was adopted by our Board of Directors on December 7, 2006, was approved by our stockholders on January 12, 2007 and became effective on April 24, 2007. The 2006 Stock Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-unit awards. On October 2, 2009, an amendment to the 2006 Stock Incentive Plan was approved, increasing the aggregate number of shares authorized for issuance by 42,500 shares to 82,661 shares. In 2010, our Board of Directors approved amending and restating the 2006 Stock Incentive Plan to make certain adjustments, including imposing minimum performance periods for performance awards and minimum vesting periods for time-based awards, a requirement that we obtain stockholder approval prior to certain option and stock appreciation right repricing actions, and limiting the situations in which vesting periods may be waived or accelerated. This amendment and restatement did not require the approval of our stockholders. On October 2, 2013, a further amendment to the 2006 Stock Incentive Plan was approved by our stockholders, increasing the aggregate number of shares authorized for issuance by an additional 40,000 shares to 122,661.

Our employees, officers, directors, consultants and advisors are eligible to receive awards under our 2006 Stock Incentive Plan; however, incentive stock options may only be granted to our employees. The maximum number of shares of Common Stock with respect to which awards may be granted to any participant under our 2006 Stock Incentive Plan is 10,000 per calendar year.

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

As of April 30, 2019, options to purchase 701 shares of our Common Stock at a weighted average exercise price of $566.62 were outstanding under our 2006 Stock Incentive Plan.

As of April 30, 2019, we had granted 5,701 shares of restricted Common Stock under our 2006 Stock Incentive Plan, of which zero remain outstanding as of April 30, 2019.

Once the 2015 Omnibus Incentive Plan (discussed below) was approved by the stockholders on October 22, 2015, no further stock options or other awards were awarded under the 2006 Stock Incentive Plan and it was terminated.

2015 Omnibus Incentive Plan

On August 17, 2015, the Board of Directors approved, subject to the receipt of stockholder approval, the Ocean Power Technologies, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”). On October 22, 2015, the stockholders approved the 2015 Plan and the 2006 Stock Incentive Plan was terminated. Effective August 17, 2016, our Board approved and adopted an amendment to the 2015 Plan, subject to stockholder approval, to increase the number of shares available for grant under the 2015 Plan from 12,036 to 32,036 in order to assure that adequate shares will be available for future grants. On October 21, 2016, the stockholders approved the amendment to the 2015 Plan. Effective September 28, 2018, our Board approved and adopted an amendment to the 2015 Plan, subject to stockholder approval, to increase the number of shares available for grant under the 2015 Plan from 32,036 to 132,036 in order to assure that adequate shares will be available for future grants. On December 7, 2018, the stockholders approved the amendment to the 2015 Plan.

Description of 2015 Plan

The following is a summary of the material provisions of the 2015 Plan, as amended, and is qualified in its entirety by reference to the complete text of the 2015 Plan, a copy of which is filed as Annex A to our Proxy Statement on Schedule 14A filed with the SEC on September 3, 2015.

Administration

The 2015 Plan is administered by a committee of the Board, which consists of not fewer than two directors of the Company designated by the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act, an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code as amended (as now in effect or later amended and any successor thereto, the “Code”) and, for so long as our Common Stock is listed on the Nasdaq, an “independent director” within the meaning of the Nasdaq rules. Among other things, the committee administering the 2015 Plan has full power and authority to take all actions and to make all determinations required or provided for under the 2015 Plan, any award under the 2015 Plan or any award agreement under the 2015 Plan, not inconsistent with the specific terms and conditions of the 2015 Plan, which the committee deems to be necessary or appropriate to the administration of the 2015 Plan. The committee administering the 2015 Plan, may amend, modify or supplement the terms of any outstanding award, provided that no amendment, modification or supplement of the terms of any outstanding award shall impair a grantee’s rights under an award without the consent of the grantee. The committee administering the 2015 Plan is also authorized to construe the award agreements and may prescribe rules relating to the 2015 Plan. Notwithstanding the foregoing, our full Board will conduct the general administration of the 2015 Plan with respect to all awards granted to our non-employee directors. In addition, in its sole discretion, our Board may at any time and from time to time exercise any and all rights and duties of the committee under the 2015 Plan except with respect to matters which are required to be determined in the sole discretion of the committee under Rule 16b-3 of the Exchange Act or Section 162(m) of the Code, or any regulations or rules issued thereunder.

Grant of Awards; Shares Available for Awards; Award Limits; Eligible Grantees

The 2015 Plan provides for the grant of stock options, SARs, restricted stock awards, stock unit awards and unrestricted stock awards, dividend equivalent rights, performance share awards or other performance-based awards, other equity-based awards or cash to eligible employees, officers and non-employee directors of the Company or any affiliate of the Company, or any consultant or adviser to the Company or an affiliate who is currently providing services to the Company or an affiliate, or to any other individual whose participation in the 2015 Plan is determined to be in the best interests of the Company by the committee administering the 2015 Plan. We have reserved a total of 10,000 shares of Common Stock for issuance as or under awards to be made under the 2015 Plan, plus (y) 2,036, which was the number of shares of Common Stock available for issuance under our 2006 Stock Incentive Plan as of the effective date of the 2015 Plan, plus (z) the number of shares of our Common Stock related to awards under the 2006 Stock Incentive Plan as of the effective date of the 2015 Plan which thereafter terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares. With the amendment to the Plan approved by the stockholders on October 21, 2016, the number of shares of Common Stock increased from 12,036 to 32,036. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2015 Plan. The maximum number of shares of stock that can be granted under the 2015 Plan pursuant to incentive stock option awards is currently ten thousand (10,000). The maximum number of shares of stock subject to awards that can be granted under the 2015 Plan in any one calendar year to any person, other than a non-employee director, is three thousand seven hundred fifty (3,750). The maximum fair market value of shares of stock that may be granted under the 2015 Plan in any one calendar year to any non-employee director is ten thousand dollars ($10,000). The limitation on the amount of shares of stock issuable under the 2015 Plan is subject to adjustment in the event of certain changes in our capital stock, such as recapitalizations, reclassifications, stock splits, reverse stock splits, spin-offs, combinations of our stock, exchanges of our stock and other increases or decreases in our stock without receipt of consideration.

As of April 30, 2019, options to purchase 64,871 shares of our Common Stock at a weighted average exercise price of $15.19 were outstanding under our 2015 Omnibus Incentive Plan.

As of April 30, 2019, we had granted 17,350 shares of Restricted Common Stock under our 2015 Omnibus Incentive Plan. 10,248 shares vested and 2,596 shares were cancelled, with 4,506 shares remaining outstanding.

The 2015 Plan will terminate automatically on October 22, 2025, which is ten years after the date on which stockholders approve the 2015 Plan. As of April 30, 2019, there are 58,555 shares available for grant under the 2015 Omnibus Incentive Plan.

2018 Employment Inducement Incentive Award Plan

On January 18, 2018, the Board adopted the Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 25,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.

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

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. No Awards may be granted or awarded during any period of suspension or after termination of the Plan, and in no event may any Award be granted under the Plan after the tenth (10th) anniversary of the date of its adoption. Any Awards that are outstanding on the Expiration Date, or the date of termination of the Plan (if earlier), shall remain in force according to the terms of the Plan and the applicable Award Agreement. As of April 30, 2019, there were no shares outstanding and 25,000 shares available for grant under the 2018 Inducement Plan.

2018 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2019:

	Option Awards					Stock Awards
Name and Principal Position	Numbers of Shares Underlying Unexercised Options (#) Exercisable	Numbers of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

George H. Kirby III	-	10,000	$8.20	12/7/2028	(1)	2,500	(2)	6,950

Matthew T. Shafer	-	5,750	$8.20	12/7/2028	(3)	258	(4)	717
						729	(5)	2,027

(1)	Options granted December 7, 2018 relating to an aggregate of 10,000 shares, of which 100% vest on the anniversary of the grant date or on the date of the annual shareholder meeting.

(2)	Represent shares of restricted stock granted on May 19, 2017 relating to an aggregate of 2,500 shares which vest after a two- year period based on service requirements.

(3)	Options granted December 7, 2018 relating to an aggregate of 5,750 shares, of which 100% vest on the anniversary of the grant date or on the date of the annual shareholder meeting.

(4)	Represent shares of restricted stock granted on October 21, 2016 relating to an aggregate of 773 shares which vest over a three- year period based on service requirements; 258 shares vested on Sept 17, 2017 and 257 shares vested on Sept 17, 2018.

(5)	Represent shares of restricted stock granted on May 19, 2017 relating to an aggregate of 2,500 shares which vest after a two- year period based on service requirements.

Potential Payments upon Termination of Employment or Change in Control

The following information sets forth the terms of potential payments to each of our named executive officers in the event of a termination of employment. We do not include information for Mr. Phebus or Mr. Mekhiche since they are no longer employed by the Company and their departures did not trigger any payments.

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

Termination by Company for Cause; Termination by Executive without Good Reason. Under our employment contracts with Mr. Kirby upon termination for cause or at the executive’s election without good reason, the executive is entitled to the base salary and benefits due and owing to the executive as of the date of termination. The employment agreement with Mr. Shafer does not contain provisions regarding severance in the event of a termination by the Company with or without cause or termination by the executive without good reason.

Change in Control. Our employment agreement with Mr. Kirby provides for severance pay equal to two (2) years of base salary if a change of control occurs and Mr. Kirby is terminated by the Company or Mr. Kirby terminates the agreement, each occurring within 90 days of the change of control. Mr. Kirby would also be entitled to receive any other payments owed such as a short-term bonus, long-term compensation, benefits and expenses reimbursements to the degree such payments are owed for service provided up to the date of termination. Finally, the expiration date of any other options held by Mr. Kirby would be extended to a date 90 days after the date of termination (but not longer than the original term of such options). In addition, to the extent that Mr. Kirby has not previously vested in rights and interests held by Mr. Kirby under the Company’s stock and other equity plans (including stock options, restricted stock, RSU’s, performance units or performance shares), such rights and interest would become fully vested.

The employment agreement for Mr. Shafer does not contain change of control provisions; therefore, payments for cash severance and continued healthcare benefits are the same as for termination without cause. The restricted stock agreement provides for accelerated stock vesting upon a change in control.

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

The employment agreement for Mr. Shafer does not contain similar provisions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 15, 2019 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer (c) each director, and (d) all executive officers and directors as a group.

The Percentage of Common Stock outstanding is based on 5,771,747 shares of our Common Stock outstanding as of July 15, 2019. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of July 15, 2019 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by such person, subject to community property laws, where applicable. The street address of each beneficial owner shown in the table below is c/o Ocean Power Technologies, Inc., 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Terence J. Cryan (1)	4,712	*
George H. Kirby III (2)	6,936	*
Matthew T. Shafer (3)	865	*
Steven M. Fludder (4)	4,173	*
Dean J. Glover (5)	9,287	*
Robert K. Winters (6)	3,573	*
Kristine S. Moore (7)	-	*

All directors and executive officers as a group (7 individuals)	29,546	*

* Represents a beneficial ownership of less the one percent of our outstanding common stock

(1)	Beneficial ownership includes 361 shares of our common stock and 4,351 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 15, 2019.

(2)	Beneficial ownership includes 6,936 shares of our common stock.

(3)	Beneficial ownership includes 865 shares of our common stock.

(4)	Beneficial ownership includes 600 shares of our common stock and 3,573 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 15, 2019.

(5)	Beneficial ownership includes 5,248 shares of our common stock and 4,039 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 15, 2019.

(6)	Beneficial ownership includes 3,573 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 15, 2019.

(7)	Ms. Moore joined the Board on September 10, 2018 and does not have any ownership of our common stock or options that are currently exercisable or exercisable within sixty days of July 15, 2019.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2019 with respect to our equity compensation plans:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column

Equity compensation plans approved by shareholders
Stock Options	65,572	$21.08	58,555	(1)
Restricted Stock	4,506	N/A	-

Equity compensation plans not approved by shareholders
Stock Options	-	-	-
Restricted Stock	-	-	25,000	(2)

(1)	Consists of shares of our common stock available for issuance under the 2015 Omnibus Incentive Plan.

(2)	Consists of shares of our common stock available for issuance under the 2018 Employee Inducement Incentive Award Plan.

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

	Fiscal Year 2019	Fiscal Year 2018

Audit Fees (1)	$376,095	$322,000
Audit- Related Fees	-	-
Tax Fees (2)	11,438	19,000
All Other Fees (3)	1,780	1,780

Total Fees	$389,313	$342,780

(1)	Audit Fees consist of fees for the audit and quarterly reviews of our consolidated financial statements and other professional services provided in connection with the statutory and regulatory filings or engagements. Fiscal year 2019 and 2018 audit fees include fees for comfort letters and consents of $128,500 and $72,500, respectively, related to several equity offerings. Fiscal 2019 and 2018 include $2,595 and $4,500 for out of pocket fees, respectively.

(2)	Tax Fees include fees for the tax return preparation assistance and review.

(3)	All Other Fees for fiscal 2019 and 2018 includes subscription fee for KPMG’s accounting research tool.

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

All audit services and all non-audit services in fiscal years 2019 and 2018 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibit Index on pages 71 to 72.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 22, 2019

/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ George H. Kirby III	President, Chief Executive Officer	July 22, 2019
George H. Kirby III	and Director (Principal Executive Officer)

/s/ Matthew T. Shafer	Chief Financial Officer and Treasurer	July 22, 2019
Matthew T. Shafer	(Principal Financial and Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	July 22, 2019
Terence J. Cryan

/s/ Dean J. Glover	Vice Chairman of the Board and	July 22, 2019
Dean J. Glover	Director

/s/ Steven M. Fludder	Director	July 22, 2019
Steven M. Fludder

/s/ Robert K. Winters	Director	July 22, 2019
Robert K. Winters

/s/ Kristine S. Moore	Director	July 22, 2019
Kristine S. Moore

Exhibits Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed June 23, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.5

Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).

4.1	Specimen certificate of Common Stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
10.1	Option Agreement for Purchase of Emissions Credits, dated November 24, 2000 between Ocean Power Technologies, Inc. and its affiliates and Woodside Sustainable Energy Solutions Pty. Ltd. (incorporated by reference from Exhibit 10.4 to Form S-1 filed November 13, 2006).
10.2	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.3	Agreement for Renewable Energy Economic Development Grants, dated November 3, 2003, between State of New Jersey Board of Public Utilities and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.18 to Form S-1/A filed March 19, 2007).
10.4	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.5	Amended Option Agreement for Purchase of Emissions Credits, dated December 4, 2012, between Ocean Power Technologies, Inc. and its affiliates and Metasource Pty Ltd (formerly known as Woodside Sustainable Energy Solutions Pty Ltd) (incorporated by reference from Exhibit 10.23 to Form 10-K filed July 12, 2013).
10.6	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 11, 2015).*
10.7	Placement Agency Agreement dated June 2, 2016, by and among Ocean Power Technologies, Inc., Roth Capital Partners, LLC and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on June 2, 2016).
10.8	Form of Securities Purchase Agreement dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on June 2, 2016).
10.9	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10.10	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.11	Stipulation and Agreement of Class Settlement dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016).
10.12	Agreement by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd dated May 31, 2016 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K/A filed on June 6, 2016).

10.13	Form of the Securities Purchase Agreement, dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 2, 2016).
10.14	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016)
10.15	Form of Amendment No. 2, dated as of July 21, 2016, to the Securities Purchase Agreement, dated as of June 2, 2016, by and among Ocean Power Technologies, Inc. and the investor’s signatory thereto, and (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed July 21, 2016).
10.16	Form of Placement Agency Agreement, dated July 22, 2016, between the Company and the Placement Agent (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed July 22, 2016).
10.17	Form of Subscription Agreement, dated July 22, 2016 between the Company and the Purchasers thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2016).
10.18	Employment Letter between the Company and Matthew Shafer dated August 23, 2016, (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).
10.19	Letter Agreement between the Company and Mark A. Featherstone dated August 25, 2016, (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed August 29, 2016).
10.20	Employment Letter between the Company and Mike Mekhiche dated September 12, 2016, (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed August 29, 2016).
10.21	Letter Agreement between the Company and Mike Mekhiche dated June 19, 2014, (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed August 29, 2016).
10.22	Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).
10.23	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.24	Form of Restricted Stock Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.25	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.26	Contract between Premier Oil UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.27	Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018). *
10.28	Common Stock Purchase Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 13, 2018).
10.29	Registration Rights Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 13, 2018).
10.30	Sales Agreement between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 7, 2019).
10.31	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.32	Form of Warrant Agency Agreement by and between the Company and Computershare Trust Company, N.A. collectively as warrant agent (incorporated by reference to Exhibit 4.7 to Amendment No.2 to the Company’s Registration Statement on Form S-1 (file No. 333-230199, filed with the SEC on April 3, 2019.
10.33	Form of Common Warrant ((incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on April 5, 2019).
10.34	Form of Pre-Funded Warrant ((incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on April 5, 2019).
10.35	Warrant Agency Agreement between Ocean Power Technologies, Inc. and Computershare Trust Company, N.A. dated April 8, 2019 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on April 8, 2019.
10.36	Contract amendment between Premier Oil UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.37	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC.
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2019 and 2018, (ii) Consolidated Statements of Operations - for the years ended April 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity - for the years ended April 30, 2019 and 2018 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2019 and 2018, (vi) Notes to Consolidated Financial Statements.***

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2019.

/s/ George H. Kirby III
George H. Kirby III
President and Chief Executive Officer

/s/ Matthew T. Shafer
Matthew T. Shafer
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ocean Power Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries (the Company) as of April 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, as of April 30, 2019 the Company has cash and cash equivalents of $16.7 million, and the Company has suffered recurring losses from operations and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1(o) to the consolidated financial statements, effective May 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and several related amendments, issued by the Financial Accounting Standards Board (FASB). This change was adopted using the modified retrospective method.

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
Philadelphia, Pennsylvania
July 22, 2019

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2019	April 30, 2018

ASSETS
Current assets:
Cash and cash equivalents	$16,660	$11,499
Marketable securities	-	25
Restricted cash- short-term	344	572
Accounts receivable	63	171
Unbilled receivables	-	71
Contract assets	15	-
Litigation receivable	-	350
Other current assets	537	567
Total current assets	17,619	13,255
Property and equipment, net	592	712
Restricted cash- long-term	155	154
Total assets	$18,366	$14,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312	$290
Accrued expenses	1,938	2,261
Litigation payable	-	350
Unearned revenue	-	18
Contract liabilities	188	-
Warrant liabilities	6	201
Current portion of capital lease obligations	-	23
Deferred credits payable current	-	600
Total current liabilities	2,444	3,743
Deferred rent	147	142
Total liabilities	2,591	3,885
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 5,425,517 and 921,247 shares, respectively	5	1
Treasury stock, at cost; 3,770 and 3,701 shares, respectively	(301)	(300)
Additional paid-in capital	226,026	208,233
Accumulated deficit	(209,784)	(197,538)
Accumulated other comprehensive loss	(171)	(160)
Total stockholders’ equity	15,775	10,236
Total liabilities and stockholders’ equity	$18,366	$14,121

Common stock, Treasury stock, Additional paid-in capital and share data at April 30, 2018 has been adjusted retroactively to reflect a 1-for-20 reverse stock split effective March 11, 2019.

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Twelve months ended April 30,
	2019	2018

Revenues	$632	$511
Cost of revenues	1,303	763
Gross profit/(loss)	(671)	(252)

Operating expenses:
Engineering and product development costs	4,984	4,320
Selling, general and administrative costs	7,616	6,988
Total operating expenses	12,600	11,308
Operating loss	(13,271)	(11,560)

Gain due to the change in fair value of warrant liabilities	195	122
Interest income, net	35	83
Other income	-	4
Foreign exchange gain/(loss)	(55)	75
Loss before income taxes	(13,096)	(11,276)
Income tax benefit	850	1,119
Net loss	$(12,246)	$(10,157)
Basic and diluted net loss per share	$(9.52)	$(13.24)
Weighted average shares used to compute basic and diluted net loss per share	1,286,727	767,330

Common stock and share data at April 30, 2018 has been adjusted retroactively to reflect a 1-for-20 reverse stock split effective March 11, 2019.

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Twelve months ended April 30,
	2019	2018

Net loss	$(12,246)	$(10,157)
Foreign currency translation adjustment	(11)	-
Total comprehensive loss	$(12,257)	$(10,157)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances, April 30, 2017	315,700	$-	(2,403)	$(263)	$193,240	$(187,370)	$(160)	$5,447
Net loss						(10,157)		(10,157)
Stock based compensation					329			329
Issuance/(forfeiture) of restricted stock, net	8,937	-			-			-
Sale of stock	596,610	1			14,653			14,654
Acquisition of treasury stock			(1,298)	(37)				(37)
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)					11	(11)
Other comprehensive loss							-	-
Balances, April 30, 2018	921,247	$1	(3,701)	$(300)	$208,233	$(197,538)	$(160)	$10,236

Net loss						(12,246)		(12,246)
Stock based compensation					295			295
Issuance/(forfeiture) of restricted stock, net	(5,090)	-			-			-
Common stock issued for commitment fee	21,429	-			295			295
Issuance of common stock- Aspire financing, net of issuance costs	162,162	-			593			593
Issuance of common stock- AGP At The Market offering, net of issuance costs	151,561	-			882			882
Issuance of common stock, common and pre-funded warrants, net of issuance costs	1,542,000	1			15,711			15,712
Exercise of pre-funded warrants	2,632,120	3			17			20
Acquisition of treasury stock			(89)	(1)				(1)
Other comprehensive loss							(11)	(11)
Other	88	-	20	-				-
Balances, April 30, 2019	5,425,517	$5	(3,770)	$(301)	$226,026	$(209,784)	$(171)	15,775

Common stock, Treasury stock, Additional paid-in capital and share data at April 30, 2018 and April 30, 2017 have been adjusted retroactively to reflect a 1-for-20 reverse stock split effective March 11, 2019.

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Twelve months ended April 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(12,246)	$(10,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss/(gain)	55	(75)
Depreciation	180	122
Loss on disposal of property, plant and equipment	-	5
Compensation expense related to stock option grants and restricted stock	295	329
Gain due to the change in fair value of warrant liabilities	(195)	(122)
Changes in operating assets and liabilities:
Accounts receivable	108	(123)
Unbilled receivables	71	225
Contract assets	(15)	-
Other assets	325	194
Accounts payable	23	(296)
Accrued expenses	(316)	(821)
Deferred rent	5	5
Deferred credit payable	(600)	-
Unearned revenue	(18)	18
Contract liabilities	188	-
Net cash used in operating activities	(12,140)	(10,696)
Cash flows from investing activities:
Purchases of marketable securities	(25)	(25)
Maturities of marketable securities	50	25
Leasehold improvements and purchase of equipment	(54)	(658)
Net cash used in investing activities	(29)	(658)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	14,654
Proceeds from issuance of common stock- Aspire financing net of issuance costs	593	-
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	882	-
Proceeds from issuance of common stock, common and pre-funded warrants, net of issuance costs	15,712	-
Proceeds from exercise of pre-funded warrants	20	-
Payment of capital lease obligations	(23)	(35)
Acquisition of treasury stock	(1)	(37)
Net cash provided by financing activities	17,183	14,582
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(80)	88
Net increase in cash, cash equivalents and restricted cash	4,934	3,316
Cash, cash equivalents and restricted cash, beginning of period	12,225	8,909
Cash, cash equivalents and restricted cash, end of period	$17,159	$12,225

Supplemental schedule of cash flows information:
Cash paid for interest	$1	$3

Supplemental disclosure of noncash investing activities:
Acquisition of leasehold improvements and equipment through accrued expenses	$5	$11

Supplemental disclosure of noncash financing activities:
Common stock issued for payment of commitment fee	$295	$-

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Liquidity

(a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and commercializing its proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company uses proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. The Company has designed and continues to develop the PowerBuoy® product line which is based on modular, ocean-going buoys, which the Company has been periodically ocean testing since 1997. The Company markets its PowerBuoys® in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts relating to our technology. Today our goal is to generate the majority our revenue from the sale or lease of products, and sales and services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net use of cash from operating activities unless and until we achieve positive cash flow from the commercialization of products and services.

(b) Liquidity/Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $209.8 million at April 30, 2019. At April 30, 2019, the Company had approximately $17.2 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of only $0.6 million and $0.5 million during the years ended April 30, 2019 and 2018, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of April 30, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2020. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2019 and 2018, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys®, its inability to market and commercialize its PowerBuoys®, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company closed five equity financing arrangements during the two-year period ended April 30, 2019. The Company does not currently have any committed sources of debt or equity financing, and the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, engineering and product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company sold an aggregate of 20,850 shares of Common Stock together with warrants to purchase up to an aggregate of 7,298 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $92.00. The net proceeds to the Company from the offering were approximately $1.7 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. The Company paid the placement agents approximately $100,000 as placement agent fees in connection with the sale of securities in the offering. The Company also reimbursed the placement agents $35,000 for their out of pocket and legal expenses in connection with the offering.

On July 22, 2016, the Company entered into the Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $135.00. The net proceeds to the Company from the offering were approximately $3.6 million, after deducting placement agent fees and estimated offering expenses payable by the Company, but excluding the proceeds, if any, from the exercise of the warrants issued in the offering. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

On October 19, 2016, the Company sold 138,000 shares of common stock at a price of $55.00 per share, which includes the sale of 18,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $6.9 million, after deducting underwriter fees and offering expenses payable by the Company.

On May 2, 2017, the Company sold 309,638 shares of common stock at a price of $26.00 per share, which includes the sale of 40,388 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $7.2 million, after deducting underwriter fees and offering expenses payable by the Company.

On October 23, 2017, the Company sold 286,972 shares of common stock at a price of $28.40 per share in a best efforts public offering. The net proceeds to the Company from the offering were approximately $7.4 million, after deducting placement fees and offering expenses payable by the Company.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. As of April 30, 2019, the Company has sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement.

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with A.G.P./Alliance Global Partners (“AGP”), under which the Company may issue and sell to or through A.G.P./Alliance Global Partners, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of April 30, 2019, under the 2019 ATM Facility the Company issued and sold 151,561 shares of its common stock with an aggregate market value of $958,229 at an average price of $6.32 per share and paid AGP a sales commission of approximately $33,469 related to those shares.

On April 8, 2019, the Company sold 1,542,000 shares of common stock, which includes the sale of 642,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering, prefunded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The net proceeds to the Company from the offering were approximately $15.7 million, after deducting underwriter fees and offering expenses payable by the Company.

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

(c) Reverse Stock-Split

At the special meeting of the Company’s stockholders on March 8, 2019, our stockholders approved a proposal to amend our Certificate of Incorporation to affect a reverse split of our common stock at a ratio to be determined by the Company’s Board of Directors within a specific range. After the special meeting of stockholders, the Company’s Board of Directors convened and decided to initiate the reverse split, chose a ratio, and directed management to take the necessary steps to effectuate the reverse split as soon as possible. Pursuant to the direction of the Board, the Company filed a Certificate of Amendment to our Certificate of Incorporation to affect a one-for-twenty reverse stock split of our common stock (the “Reverse Stock Split”). As of the close of markets on March 11, 2019, the effective date of the Reverse Stock Split, every twenty shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. Any fractional shares in connection with the Reverse Stock Split were rounded up to the nearest whole share and no cash payments were made by the Company to stockholders in lieu of fractional shares. The common stock began trading on a reverse stock split-adjusted basis on the Nasdaq Stock Market (“Nasdaq”) on March 12, 2019. All share and per share data included in this annual report has been retroactively restated to reflect the Reverse Stock Split.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company also periodically evaluates its relationships with other entities to identify whether they are variable interest entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. As of April 30, 2019, there were no such entities.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. For the twelve-month period ended April 30, 2019 and 2018 all of the Company’s contracts were classified as firm fixed price.

As of April 30, 2019, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.9 million. The Company expects to recognize approximately 81%, or $0.7 million, of the remaining performance obligations as revenue over the next twelve months and an additional 19% the following twelve months.

(d) Cash and Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account. The following table summarizes cash and cash equivalents for the years ended April 30, 2019 and 2018:

	April 30, 2019	April 30, 2018
	(in thousands)

Checking and savings accounts	$860	$1,332
Money market account	15,800	10,167
	$16,660	$11,499

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company’s subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.3 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date but is cancelable at the discretion of the bank. As of April 30, 2019, there was €0.3 million ($0.3 million) in letters of credit outstanding under this agreement.

The other agreement is between the Company and Santander Bank. Under the agreement, the cash is on deposit at Santander Bank and serves as security for letter of credit issued by Santander Bank for the lease of new warehouse/office space in Monroe Township, New Jersey. The agreement cannot be extended beyond January 31, 2025 and is cancelable at the discretion of the bank. The following table summarizes restricted cash for the years ended April 30, 2019 and 2018:

	April 30, 2019	April 30, 2018
	(in thousands)

Barclay’s Bank Agreement	$344	$372
Santander Bank	155	354
	$499	$726

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows for the years ended April 30, 2019 and 2018:

	April 30, 2019	April 30, 2018
	(in thousands)

Cash and cash equivalents	$16,660	$11,499
Restricted cash- short term	344	572
Restricted cash- long term	155	154
	$17,159	$12,225

(e) Marketable Securities

Marketable securities with original maturities longer than three months but that mature in less than one year from the balance sheet date are classified as current assets. Marketable securities that the Company has the intent and ability to hold to maturity are classified as investments held-to-maturity and are reported at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of April 30, 2019, the Company did not have any marketable securities. As of April 30, 2018, the Company had $25,000 in certificates of deposit and all of the Company’s investments were classified as held-to-maturity.

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

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash in money market funds and does not believe that it is exposed to any significant risks related to its cash accounts.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Twelve months ended April 30,
	2019	2018

Eni S.p.A.	54%	33%
Mitsui Engineering & Shipbuilding	0%	43%
Premier Oil UK Limited	33%	10%
Office of Naval Research	0%	14%
Other	13%	0%
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to maintain collateral.

(i) Warrant Accounting

The Company accounts for warrants issued in connection with its public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that warrants meeting the classification of a liability award are recorded as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The Company recognizes any change in fair value in its consolidated statements of operations within “Gain due to the change in fair value of warrant liabilities”. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Stockholders’ equity” on the Consolidated Balance Sheets. The warrants issued in connection with the Company’s public offerings in June and July 2016 met the criteria of a liability award and were classified in warrant liabilities. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award.

(j) Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The pre-funded warrants were determined to be common stock equivalents and have been included in the weighted average number of shares outstanding for calculation of the basic earnings per share number. Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 5,013,981 and 45,503 for the years ended April 30, 2019 and 2018, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(k) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2019 and 2018 was approximately $0.3 million and $0.3 million, respectively. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the years ended April 30, 2019 and 2018:

	Twelve months ended April 30,
	2019	2018
	(in thousands)

Product development	$29	$24
Selling, general and administrative	266	305
Total share-based compensation expense	$295	$329

Valuation Assumptions for Restricted Stock and Options Granted During the Years Ended April 30, 2019 and 2018

Options

The fair value of each stock option granted, for both service-based and performance-based vesting requirements during the year ended April 30, 2019, was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the below table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility during the twelve months ended April 30, 2019.

	Twelve months ended April 30,
	2019	2018

Risk-free interest rate	2.7%	2.1%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.5
Expected volatility	126.4%	128.2%

The above assumptions were used to determine the weighted average per share fair value of $7.15 and $23.40 for stock options granted during the years ended April 30, 2019 and 2018, respectively.

Restricted Stock

Compensation expense for non-vested restricted stock is recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the twelve months ended April 30, 2019, the Company granted 943 shares subject to service-based vesting requirements.

(l) Deferred Rent

On March 31, 2017, the Company signed a new 7-year lease for approximately 56,000 square feet in Monroe Township, New Jersey that will be used as warehouse/production space and the Company’s principal offices and corporate headquarters. The lease was classified as an operating lease. Rent payments relating to the Monroe premises are subject to annual increases. The minimum monthly payments will vary over the 7-year term of the lease. The Company will record rent expense on a straight-line basis over the 7-year term of the lease. The difference between rent expense and the monthly lease payment will go to a deferred rent/prepaid rent account. The Landlord has provided the Company a tenant improvement allowance in an amount up to, but not exceeding, $137,563 to be applied to the cost of tenant improvement work. The Company collected the full amount of the tenant improvement allowance in May 2018. The Company recorded lease incentive liability to deferred rent. With the Company’s adoption of ASU No. 2016-02 on May 1, 2019, the balances in lease incentive liability and deferred rent will be included in the value of the right of use asset.

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

(o) Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which amends the existing guidance on accounting for leases. Topic 842 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The company will adopt Topic 842 during the first quarter of 2019 using the modified retrospective method. The new guidance will be applied to leases that exist or are entered into on or after May 1, 2019 without adjusting comparative periods in the financial statements. The company expects to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of Topic 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. Based on the most recent assessment of existing leases, the Company expects to record a right-of-use asset and lease liability in the range of $1.0 to $2.0 million that will be included on the balance sheet as of May 1, 2019. The Company does not expect the adoption of Topic 842 to have a material impact on the company’s results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, providing additional guidance on eight specific cash flow classification issues. The goal of the ASU is to reduce diversity in practice of classifying certain items. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company adopted the standard on May 1, 2018 and determined the standard had no impact on its financial position, results of operation or cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (ASC Topic 718): Scope of Modification Accounting,” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company adopted the standard on May 1, 2018 and determined the standard had no impact on its financial position, results of operations or cash flows.

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

Accounts Receivable

The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of good has transferred to the customer. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represent their estimated realizable value. Accounts receivable consisted of the following at April 30, 2019 and April 30, 2018.

	April 30, 2019	April 30, 2018
	(in thousands)

Opening balance	$171	$48
Amount invoiced to customer	857	754
Collections	(965)	(631)
Ending balance	$63	$171

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

A summary of the contract assets and contract liabilities is as follows:

	April 30, 2019	April 30, 2018
	(in thousands)

Contract assets	$15	$-
Contract liabilities	(188)	-
Contract (liability)/assets, net	$(173)	$-

The increase in contract assets is primarily a result of services performed but unbilled during the twelve months ended April 30, 2019. The increase in contract liabilities is primarily a result of additional amounts invoiced to customers in excess of revenue recognized during the twelve months ended April 30, 2019. During the twelve months ended April 30, 2019, the Company recognized $18,000 of revenue that was included in contract liabilities at May 1, 2018. During the twelve months ended April 30, 2019, the Company recognized revenue of $145,000 related to performance obligations that were partially satisfied in previous periods.

(4) Property and Equipment

The components of property and equipment as of April 30, 2019 and 2018 consisted of the following:

	April 30, 2019	April 30, 2018
	(in thousands)

Equipment	$339	$394
Computer Equipment & Software	558	614
Office Furniture & Equipment	341	338
Leasehold improvements	474	473
Equipment under capitalized lease	103	103
Construction in process	15	0
	$1,830	$1,922
Less: accumulated depreciation	(1,238)	(1,210)
	$592	$712

Depreciation expense was $0.2 million and $0.1 million for the years ended April 30, 2019 and 2018, respectively.

As of April 30, 2019 and 2018, computer equipment and software under capital leases was $103 thousand and $103 thousand, respectively. The terms of the leases are for 36 months. The leases for computer equipment and software under capital leases have ended and there no future minimum lease payments under capital leases as of April 30, 2019.

(5) Accrued Expenses

Accrued expenses consist of the following at April 30, 2019 and April 30, 2018.

	April 30, 2019	April 30, 2018
	(in thousands)

Project costs	$9	$57
Contract loss reserve	211	395
Employee incentive payments	580	761
Accrued salary and benefits	500	442
Legal and accounting fees	273	246
Accrued taxes payable	177	179
Other	188	181
	$1,938	$2,261

(6) Deferred Credits Payable

During the year ended April 30, 2001, in connection with the sale of Common Stock to an investor, the Company received $0.6 million from the investor in exchange for an option to purchase up to 500,000 metric tons of carbon emissions credits generated by the Company during the years 2008 through 2012, at a 30% discount from the then-prevailing market rate. If the Company received emission credits under applicable laws and failed to sell to the investor the credits up to the full amount of emission credits covered by the option, the investor was entitled to liquidated damages equal to 30% of the aggregate market value of the shortfall in emission credits (subject to a limit on the market price of emission credits). Under the terms of the agreement, if the Company did not become entitled under applicable laws to the full amount of emission credits covered by the option by December 31, 2012, the Company was obligated to return the option fee of $0.6 million, less the aggregate discount on any emission credits sold to the investor prior to such date. In December 2012, the Company and the investor agreed to extend the period for the sale of emission credits until December 31, 2017. The Company did not generate any emissions credits eligible for purchase under the agreement and it was agreed by the investor and the Company that the Company return the option fee of $0.6 million, which was completed as of August 31, 2018. As a result, this matter is completely resolved, and no additional amounts are owed by the Company to the investor.

(7) Warrants

Liability Classified Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of Common Stock together with warrants to purchase up to an aggregate of 7,298 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $92.00. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. As of April 30, 2019, none of the warrants have been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $135.00. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance. As of April 30, 2019, none of the warrants have been exercised.

Equity Classified Warrants

On April 8, 2019, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with certain institutional purchasers. Pursuant to the terms of the April Purchase Agreement, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of April 30, 2019, 753,560 of the pre-funded warrants have not been exercised. In connection with the public offering, the Company issued common warrants to purchase up to 4,927,680 shares of our common stock. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of April 30, 2019, none of the common stock warrants have been exercised.

The Company accounts for warrants issued in connection with its public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance Topic 480. As such, the warrants have a value of $6,000 at April 30, 2019 and $0.2 million at April 30, 2018 and are reflected within “Warrant liabilities” in the consolidated balance sheets. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of stockholders’ equity in the consolidated balance sheets.

An unrealized gain of $0.2 million and $0.1 million, were included within “Gain due to change in fair value of warrant liabilities” in the consolidated statements of operations for the year ended April 30, 2019 and 2018, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the period ended April 30, 2019 and April 30, 2018:

	April 30, 2019	April 30, 2018

Dividend rate	0.0%	0.0%
Risk-free rate	2.2% - 2.3%	2.7% - 2.8%
Expected life (years)	2.2 - 2.6	3.2 - 3.6
Expected volatility	110.0% - 153.4%	132.9% - 142.7%

(8) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2019, and 2018, no shares of preferred stock had been issued.

(9) Common Stock

As of April 30, 2019, the Company has 100,000,000 shares authorized with a par value of $0.001 per share and 5,425,517 shares issued.

On May 2, 2017, the Company sold 309,638 shares of common stock at a price of $26.00 per share, which includes the sale of 40,388 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. The net proceeds to the Company from the offering were approximately $7.2 million, after deducting underwriter fees and offering expenses payable by the Company.

On October 23, 2017, the Company sold 286,972 shares of common stock at a price of $28.40 per share in a best efforts public offering. The net proceeds to the Company from the offering were approximately $7.4 million, after deducting placement fees and offering expenses payable by the Company.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. As of April 30, 2019, the Company has sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement.

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with A.G.P./Alliance Global Partners (“AGP”), under which the Company may issue and sell to or through A.G.P./Alliance Global Partners, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of April 30, 2019, under the 2019 ATM Facility the Company had issued and sold 151,561 shares of its common stock with an aggregate market value of $958,229 at an average price of $6.32 per share and paid AGP a sales commission of approximately $33,469 related to those shares.

On April 8, 2019, the Company sold 1,542,000 shares of common stock, which includes the sale of 642,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering, prefunded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The net proceeds to the Company from the offering were approximately $15.7 million, after deducting underwriter’s fees and offering expenses payable by the Company.

(10) Treasury Shares

During the years ended April 30, 2019 and 2018, 89 and 1,298 shares of Common Stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(11) Share-Based Compensation Plans

2015 Omnibus Incentive Plan

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 12,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016, upon approval by the Company’s stockholders, the Company increased the number of shares authorized for issuance to 32,036. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. As of April 30, 2019, the Company has 58,555 shares available for future issuance under the 2015 Plan.

The 2015 Plan provides for the grant of stock options, SARs, restricted stock awards, stock unit awards and unrestricted stock awards, dividend equivalent rights, performance share awards or other performance-based awards, other equity-based awards or cash to eligible employees, officers and non-employee directors of the Company or any affiliate of the Company, or any consultant or adviser to the Company. The maximum number of shares of stock subject to Awards that can be granted under the 2015 Plan in any one calendar year to any person, other than a non-employee director, is 3,750. However, incentive stock options may only be granted to employees. The limitation on the amount of shares of stock issuable under the 2015 Plan is subject to adjustment in the event of certain changes in the Company’s capital stock, such as recapitalizations, reclassifications, stock splits, reverse stock splits, spin-offs, combinations of our stock, exchanges of the Company’s stock and other increases or decreases in the Company’s stock without receipt of consideration.

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

2018 Employment Inducement Incentive Award Plan

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of April 30, 2019, there were no shares outstanding and 25,000 shares available for grant under the 2018 Inducement Plan.

(a) Stock Options

A summary of stock options under the plans described above is as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2018	19,427	$123.00	7.4
Granted	49,750	$8.20
Exercised	-	$-
Cancelled/forfeited	(3,605)	$392.80
Outstanding as of April 30, 2019	65,572	$21.08	8.9
Exercisable as of April 30, 2019	17,822	$55.60	7.1

As of April 30, 2019, the total intrinsic value of outstanding and exercisable options was approximately zero. As of April 30, 2019, approximately 42,343 additional options were unvested, which options had no intrinsic value and a weighted-average remaining contractual term of 9.6 years. There was approximately $0.2 million and $0.2 million of total recognized compensation cost related to employees for stock options during the years ended April 30, 2019 and 2018, respectively. As of April 30, 2019, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.6 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

(b) Restricted Stock

Compensation expense for non- vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During fiscal 2019, the Company granted 943 shares subject to service-based vesting requirements and no shares subject to performance-based vesting requirements.

A summary of unvested restricted stock under the plans described above is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2018	9,854	$27.00
Granted	943	$22.80
Vested	(258)	$64.40
Cancelled/forfeited	(6,033)	$22.51
Issued and unvested at April 30, 2019	4,506	$30.08

There was approximately $0.1 million and $0.1 million of total recognized compensation cost relating to restricted stock granted to employees during the years ended April 30, 2019 and 2018, respectively. As of April 30, 2019, there was $9,000 of total unrecognized compensation cost related to unvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.3 years.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the year ended April 30, 2019 and 2018.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2019:

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$6	$-	$-	$6

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2018:

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$201	$-	$-	$201

The following table provides a summary of changes in the fair value of the warrant liabilities during the year ended April 30, 2019;

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2017	$323
Issuance	-
Transfers	-
Change in fair value	(122)
Fair value – April 30, 2018	$201

Change in fair value	(195)
Fair value – April 30, 2019	$6

(13) Income Taxes-

Loss before income taxes for the years ended April 30, 2019 and 2018 consisted of the following components:

	April 30, 2019	April 30, 2018
	(in thousands)

Domestic	$(12,860)	$(11,004)
Foreign	(236)	(272)
Total loss before income taxes	$(13,096)	$(11,276)

The income tax benefit for the years ended April 30, 2019 and 2018 consist of state income tax benefits of $0.9 million and $1.1 million, respectively, from the sale of New Jersey net operating losses and research and development credits.

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax rate for the periods ended April 30, 2019 and 2018 to loss before income taxes as a result of the following:

	April 30, 2019	April 30, 2018

Computed expected tax (benefit)	-21.0%	-29.7%
Increase(reduction) in income taxes resulting from:
State income taxes, net of federal (benefit)	0.8%	3.0%
Federal research and development tax credits	-1.5%	-1.5%
Foreign rate differential	0.2%	0.3%
Other non-deductible expenses	0.1%	0.4%
Proceeds of sale of New Jersey tax (benefits)	-6.5%	-9.9%
U.S. tax reform effects	0.0%	162.2%
Other	0.6%	5.1%
Increase in valuation allowance	20.8%	-139.4%
Income tax (benefit)	-6.5%	-9.5%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2019	April 30, 2018
	(in thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$32,025	$29,329
Foreign net operating loss carryforwards	3,641	3,852
State operating loss carryforwards	1,653	1,460
Federal and New Jersey research and development tax credits	3,315	3,143
Stock compensation	486	645
Unrealized foreign exchange loss	5	12
Accrued expenses	145	487
Other	438	330
Net deferred tax assets before valuation allowance	41,708	39,258
Valuation allowance	(41,708)	(39,258)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2019 and 2018, based upon the level of historical taxable losses, valuation allowances of $41.7 million and $39.3 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $2.5 million during the year ended April 30, 2019 and decreased $15.4 million during the year ended 2018 respectively.

As of April 30, 2019, the Company had net operating loss carry forwards for federal income tax purposes of approximately $152.5 million, which begin to expire in fiscal 2019. The Company also had federal research and development tax credit carry forwards of approximately $3.2 million as of April 30, 2019, which begins to expire in 2019. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company’s U.S. initial public offering in April 2007. The Company’s annual Section 382 limitation is approximately $3.3 million. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carry forwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year’s available limitation. Such limitation only applies to net operating losses incurred in periods prior to the ownership change. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2019, the Company had state net operating loss carry forwards of approximately $23.3 million which begin to expire in 2037, which also may be limited to utilization limitations. As of April 30, 2019, the Company had foreign net operating loss carry forwards of approximately $16.9 million. The ability to utilize these carry forwards may also be limited in the event of a significant change to ownership.

New Jersey Net Operating Loss

During the years ended April 30, 2019 and 2018, the Company sold New Jersey State net operating losses and research and development credits in the amount of $9.1 million and $11.5 million, respectively, resulting in the recognition of income tax benefits of $0.9 million and $1.1 million, respectively, recorded in the Company’s Statement of Operations.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when the Company’s Spanish branch was closed (see Note 15 to the Consolidated Financial Statements) . At April 30, 2019 and 2018, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(14) Commitments and Contingencies

(a) Operating Lease Commitments

The Company leases office, laboratory, manufacturing and other space in Monroe Township, New Jersey under an operating lease that expires on October 31, 2024. The lease commencement date is November 1, 2017, with lease payments beginning the same month. The lease expiration date is seven years from the rent commencement date. The Company provided a cash security deposit of approximately $154,000. The Lease contains a tenant improvement allowance of up to $138,000 and annual escalations, as such, the Company accounts for rent expense on a straight-line basis. Rent expense under operating leases was approximately $0.5 million and $0.4 million for the years ended April 30, 2019 and 2018, respectively.

Future minimum lease payments under operating leases as of April 30, 2019 are as follows:

April 30, 2019
(in thousands)

2020	322
2021	331
2022	341
2023	352
2024	362
Thereafter	184
$1,892

Shareholder Litigation

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

On October 25, 2016, the Court approved and entered a Stipulation and Order that, among other things, (i) consolidated the LaBare, Rywolt, LaCalamito and Pucillo derivative actions; (ii) identified plaintiff Pucillo as the lead plaintiff in the consolidated actions; and (iii) stayed the consolidated actions pending the November 14, 2016 settlement hearing in the now-settled securities class action and further order of the Court.

On October 23, 2017, the parties entered into a Stipulation and Agreement of Settlement to resolve the four consolidated derivative lawsuits. The settlement provided for, among other things, the Company to implement certain corporate governance changes, a $350,000 payment to the plaintiffs’ attorneys for attorneys’ fees and costs that will be made by the Company’s insurance carrier, dismissal of the derivative lawsuits, and certain releases. On November 21, 2017, the plaintiffs filed an unopposed motion seeking preliminary approval of the settlement, which the Court granted on March 9, 2018. On May14, 2018, the Court held a final settlement approval hearing at which the Court stated that it was approving the settlement. On June 13, 2018, the Court issued a Final Order and Judgment, approving the Stipulation and Agreement of Settlement. The Company had accrued $350,000 related to this matter as a probable and reasonably estimable loss contingency during the twelve months ended April 30, 2018. The Company also recorded a receivable of $350,000 from its insurance carrier with the offset to the statement of operations. The Company’s insurance carrier made a payment of $350,000 to the plaintiffs’ attorneys on May 3, 2018. As a result, the consolidated derivatives lawsuits are now completely resolved, the releases are operative, and the matter is closed.

Employment Arbitration

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries. In 2014, the Company and Mr. Dunleavy entered into a tolling agreement with respect to his alleged employment claims pending resolution of a securities class action shareholder litigation. The securities class action was resolved in November 2017 and the the derivatives litigation was resolved in June 2018.

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. On April 5, 2019, a three-member arbitration panel scheduled the discovery process to run from April 12, 2019 until November 9, 2019, set a pre-hearing case management conference for October 14, 2019, and set the hearing for December 9-13, 2019 in Princeton, New Jersey. As of April 30, 2019, the Company has not accrued any provision related to this matter since it cannot reasonably estimate the loss contingency.

Tide Runner Marine, Inc. Lawsuit

On June 13, 2018, Tide Runner Marine, Inc. (“Tide Runner”) filed a lawsuit in the United States District Court for the District of New Jersey captioned Tide Runner Marine, Inc. v. Ocean Power Technologies, Inc., Case No. 1:18-cv-10496. The complaint names the Company as defendant and alleges claims for breach of contract, unjust enrichment, conversion, and fraud, negligent and/or reckless misrepresentation all as associated with the removal of a Company mooring system off the coast of New Jersey that was completed in May 2017. The complaint seeks damages in the amount of $2,825,130 together with interest, costs, attorney’s fees, punitive damages and such other relief as may be appropriate under the circumstances. On July 27, 2018, the Company filed an answer denying the claims in the complaint, asserted various affirmative defenses, and asserted a counter-claim for damages in the amount of $15,000 for Tide Runner’s failure to pay the Company for certain portions of the mooring system that were recovered. On August 2, 2018, Tide Runner filed its answer to and denied the Company’s counterclaim and asserted various affirmative defenses. During the initial scheduling conference held on September 13, 2018, the parties agreed to engage in mediation in an effort to resolve this matter and also agreed to include Tide Runner’s subcontractor, Wittich Bros. Marine Inc. (“Wittich”) in the mediation process. The parties participated in mediation on November 15, 2018 but were unable to reach an agreement. However, the parties agreed to continue the mediation process and on February 11, 2019 reached a settlement agreement. On February 22, 2019, the parties executed a Settlement Agreement and Release (“Settlement”). Under the Settlement, the Company will pay to Wittich (i) $50,000 within 10 days after the final execution of the Settlement and (ii) another $150,000 on or before May 1, 2019. Subsequently, the parties filed a stipulation of dismissal of both Tide Runner’s complaint and the Company’s counterclaim with prejudice and without costs, and the Court granted the dismissal and terminated the case. The parties have also provided mutual releases for the matters in dispute in the litigation and will indemnify each other for future similar claims. As of April 30, 2019, the Company made the two required payments to Wittich.

Nasdaq Compliance

On August 9, 2018, the Company received written notification from Nasdaq indicating that the closing bid price of the Company’s common stock had been below $1.00 per share for a period of 30 consecutive trading days, and as a result, the Company was not in compliance with the minimum bid price requirement for continued listing. Under the Nasdaq Listing Rules, the Company was provided with a grace period of 180 calendar days, or until February 5, 2019, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the grace period. If the Company did not regain compliance before February 5, 2019, Nasdaq stated that it would provide the Company with written notice that its securities are subject to delisting. At that time, the Company could appeal Nasdaq’s determination to a Nasdaq Listing Qualifications Panel, which would stay any further delisting action by Nasdaq pending a final decision by the panel. Alternatively, the Company could have been eligible for an additional 180 calendar day grace period if it met the continued listing standards, with the exception of bid price, for the Nasdaq Capital Market, and if the Company stated its intent to affect a reverse split, if necessary, to cure such deficiency.

On February 11, 2019, the Company received another written notification from Nasdaq indicating that the Company had not regained compliance with the minimum bid price requirement and that the Company’s stockholders’ equity, as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018, did not qualify the Company for an additional 180 calendar day extension period for compliance. On February 19, 2019, the Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The appeal stayed the suspension of the Company’s securities pending the Panel’s decision, during which time the Company’s common stock will continue to be listed on Nasdaq, and the Company’s common stock will continue to trade under the symbol “OPTT”.

On March 14, 2019, the Company received another written notification from Nasdaq indicating that the Company did not comply with the minimum stockholders’ equity requirement for continued listing. The earlier-filed appeal of the minimum bid price requirement was sufficient to encompass the minimum stockholder’s equity requirement, and the stay of suspension continued pending the Panel hearing and decision.

The Panel held its hearing on March 28, 2019. On April 4, 2019, the Panel issued the following two decisions: (i) the Panel concluded that the Company was in compliance with the minimum bid price rule; and (ii) the Panel granted the Company’s request to cure its stockholder equity deficiency by conducting a public offering that was estimated to raise $10 million by no later than April 30, 2019. On April 24, 2019, the Company provided the Panel with an update following a public offering that raised approximately $15.7 million (after deducting underwriter fees, commissions and other offering expenses) and closed on April 8, 2019. The update included revised projections of stockholder equity based upon the actual amount of proceeds raised during the public offering, which in the Company’s opinion was sufficient to cure the stockholder equity deficiency.

On May 20, 2019 the Company received a letter from Nasdaq confirming that the Company has regained compliance with the minimum shareholders’ equity rule, as required by the Panel’s decision dated April 4, 2019, and is in compliance with other applicable requirements as set forth in the decision and required for listing on Nasdaq. Accordingly, the Panel has determined to continue the listing of the Company’s securities on Nasdaq and closed the matter.

FINRA Review

On April 4, 2019, FINRA notified the Company that it was conducting a routine review of the Company’s stock associated with two public announcements and asked several questions regarding: (i) an April 3, 2019 announcement that the Company had won a contract with a leading oil and gas operator; and (ii) an April 4, 2019 announcement of the pricing of an underwritten public offering. The Company provided its response to the FINRA questions on Tuesday, April 9, 2019. As of July 22, 2019, FINRA has not provided any follow-up.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, the Company had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, during the fiscal year ended April 30, 2018 the Spanish tax inspector raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that we will be assessed a penalty relating to these tax years. The Company has estimated this penalty to be $177,000 and as of April 30, 2019 and 2018 has recorded the penalty in Accrued expenses in the Consolidated Balance Sheet.

(15) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. Geographic information is as follows:

	Year Ended April 30, 2019
	North		Asia and
	America	Europe	Australia	Total
	(in thousands)

Revenues from external customers	$632	$-	$-	$632
Operating loss	(13,045)	(204)	(22)	(13,271)
Long-lived assets	592	-	-	592
Total assets	18,028	49	289	18,366

	Year Ended April 30, 2018
	North		Asia and
	America	Europe	Australia	Total
	(in thousands)

Revenues from external customers	$511	$-	$-	$511
Operating loss	(11,282)	(243)	(35)	(11,560)
Long-lived assets	712	-	-	712
Total assets	13,762	22	337	14,121

(16) Adoption of Revenue Recognition Guidance

The Company adopted the new revenue recognition guidance effective May 1, 2018, using the modified retrospective method. The primary impact of the new guidance was a change in the timing of revenue recognition on certain long-term contracts. The new guidance does not change the total sales or operating income on the related customer contracts, only the timing of when sales and operating income are recognized. The Company uses the expected cost plus a margin approach and lease accounting literature for revenue recognition on customer contracts. The impact of the adoption for the twelve months ended April 30, 2019 was an increase of $118,000 to net loss. Further, as the Company’s adoption of the guidance decelerated the timing of revenue recognition on the Company’s contracts, the adoption resulted in an $118,000 increase in the Company’s remaining performance obligations, also referred to as backlog, as of April 30, 2019.

The following tables present how the adoption of the new revenue recognition standard affected certain line items in the Company’s condensed statement of operations for the twelve months ended April 30, 2019.

	Twelve months ended April 30, 2019
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Revenues	$632	$(118)	$750
Operating loss	(13,271)	(118)	(13,153)
Net loss	$(12,246)	$(118)	$(12,128)
Basic and diluted net loss per share	$(9.52)	$(0.09)	$(9.43)
Weighted average shares used to compute basic and diluted net loss per share	1,286,727	1,286,727	1,286,727

The following tables present how the adoption of the new revenue recognition standard affected certain line items in the Company’s statement of comprehensive loss for the twelve months ended April 30, 2019.

	Twelve months ended April 30, 2019
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Net loss	$(12,246)	$(118)	$(12,128)
Foreign currency translation adjustment	(11)	-	(11)
Total comprehensive loss	$(12,257)	$(118)	$(12,139)

The following tables present how the adoption of the new revenue recognition standard affected certain line items in the Company’s consolidated balance sheet as of April 30, 2019.

	As of April 30, 2019
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

ASSETS
Contract assets	$15	$(70)	$85
Total assets	$18,366	$(70)	$18,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Contract liability	$188	$48	$140
Accumulated deficit	(209,784)	(118)	(209,666)
Total stockholders’ equity	$15,775	$(70)	$15,845
Total liabilities and stockholders’ equity	$18,366	$(70)	$18,436

The following tables present how the adoption of the new revenue recognition standard affected certain line items in the Company’s consolidated statement of cash flows for the twelve months ended April 30, 2019.

	Twelve months ended April 30, 2019
			Amounts Excluding
	As Reported	Effect of Adoption	Effect of Adoption

Net loss	$(12,246)	$(118)	$(12,128)
Contract assets	(15)	70	(85)
Contract liability	188	48	140
Net cash used in operating activities	$(12,140)	$-	$(12,140)
Net increase in cash, cash equivalents and restricted cash	$4,934	$-	$4,934
Cash, cash equivalents and restricted cash, end of period	$17,159	$-	$17,159

