Form 10-Q
period 2019-07-31
Ocean Power Technologies, Inc.
filed 2019-09-16
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From__________ to ____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of September 10, 2019, the number of outstanding shares of common stock of the registrant was 5,771,134.

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2019, and in our subsequent reports under the Exchange Act. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	July 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,332	$16,660
Restricted cash- short-term	-	344
Accounts receivable	71	63
Contract assets	137	15
Other current assets	567	537
Total current assets	14,107	17,619
Property and equipment, net	583	592
Right-of-use asset, net	1,314	-
Restricted cash- long-term	155	155
Total assets	$16,159	$18,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98	$312
Accrued expenses	1,594	1,938
Contract liabilities	178	188
Warrant liabilities	-	6
Right-of-use liability- current	208	-
Total current liabilities	2,078	2,444
Right-of-use liability	1,253	-
Deferred rent	-	147
Total liabilities	3,331	2,591
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 5,775,385 and 5,425,517 shares, respectively	6	5
Treasury stock, at cost; 4,251 and 3,770 shares, respectively	(302)	(301)
Additional paid-in capital	226,099	226,026
Accumulated deficit	(212,809)	(209,784)
Accumulated other comprehensive loss	(166)	(171)
Total stockholders’ equity	12,828	15,775
Total liabilities and stockholders’ equity	$16,159	$18,366

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in $000’s, except per share data)

	Three months ended July 31,
	2019	2018

Revenues	$202	$31
Cost of revenues	367	142
Gross loss	(165)	(111)

Operating expenses:
Engineering and product development costs	1,198	1,149
Selling, general and administrative costs	1,697	2,052
Total operating expenses	2,895	3,201
Operating loss	(3,060)	(3,312)

Gain due to the change in fair value of warrant liabilities	6	85
Interest income, net	42	13
Foreign exchange loss	(13)	(26)
Net loss	$(3,025)	$(3,240)
Basic and diluted net loss per share	$(0.50)	$(3.57)
Weighted average shares used to compute basic and diluted net loss per share	6,040,466	907,693

See accompanying notes to unaudited consolidated financial statements.

3

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(in $000’s)

	Three months ended July 31,
	2019	2018

Net loss	$(3,025)	$(3,240)
Foreign currency translation adjustment	5	4
Total comprehensive loss	$(3,020)	$(3,236)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statement of Stockholders’ Equity

(in $000’s, except share data)

	Three Months Ended July 31, 2019
							Accumulated
			Treasury		Additional		Other	Total
	Common Shares		Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances, April 30, 2019	5,425,517	$5	(3,770)	$(301)	$226,026	$(209,784)	$(171)	15,775
Net loss						(3,025)		(3,025)
Stock based compensation					92			92
Issuance/(forfeiture) of restricted stock, net	(132)	-						-
Exercise of pre-funded warrants	350,000	1			(19)			(18)
Acquisition of treasury stock			(481)	(1)				(1)
Other comprehensive loss							5	5

Balances, July 31, 2019	5,775,385	$6	(4,251)	$(302)	$226,099	$(212,809)	$(166)	$12,828

	Three Months Ended July 31, 2018
			Treasury		Additional		Accumulated Other	Total
	Common Shares		Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances, April 30, 2018	921,247	$18	(3,701)	$(300)	$208,216	$(197,538)	$(160)	$10,236
Net loss						(3,240)		(3,240)
Stock based compensation					80			80
Issuance of restricted stock, net	868	-						-
Other comprehensive loss							4	4

Balances, July 31, 2018	922,115	$18	(3,701)	$(300)	$208,296	$(200,778)	$(156)	$7,080

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in $000’s)

	Three months ended July 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(3,025)	$(3,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	13	26
Depreciation and amortization	85	45
Compensation expense related to stock option grants and restricted stock	92	80
Gain due to the change in fair value of warrant liabilities	(6)	(85)
Changes in operating assets and liabilities:
Accounts receivable	(9)	69
Unbilled receivables	-	71
Contract assets	(121)	(8)
Other assets	(30)	(13)
Accounts payable	(215)	65
Accrued expenses	(332)	(411)
Deferred rent	-	2
Deferred credit payable	-	(400)
Unearned revenue	-	(18)
Change in lease liability	(47)	-
Contract liabilities	(10)	24
Net cash used in operating activities	(3,605)	(3,793)
Cash flows from investing activities:
Purchases of marketable securities	-	(25)
Maturities of marketable securities	-	25
Purchase of computers, equipment and furniture	(28)	(30)
Net cash used in investing activities	(28)	(30)
Cash flows from financing activities:
Costs associated with exercise of pre-funded warrants	(18)	-
Payment of capital lease obligations	-	(9)
Acquisition of treasury stock	(1)	-
Net cash used by financing activities	(19)	(9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(31)
Net decrease in cash, cash equivalents and restricted cash	(3,672)	(3,863)
Cash, cash equivalents and restricted cash, beginning of period	17,159	12,225
Cash, cash equivalents and restricted cash, end of period	$13,487	$8,362

Supplemental disclosure of noncash investing activities:
Acquisition of computers, equipment and furniture through accrued expenses	$1	$10

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

b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 filed with the Securities and Exchange Commission (“SEC”) and elsewhere in this Form 10-Q.

c) Liquidity/Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $212.8 million as of July 31, 2019. As of July 31, 2019, the Company had approximately $13.5 million in cash, cash equivalents, and restricted cash on hand. The Company generated revenues of $0.2 million and $31,000 during each of the three months ended July 31, 2019 and 2018. Based on the Company’s cash, cash equivalents and restricted cash balances as of July 31, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2020. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. The Company will require additional equity and/or debt financing to continue its operations into Fiscal Year 2021. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2019 and during the three months ended July 31, 2019, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys®, its inability to market and commercialize its PowerBuoys®, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company currently has committed sources of equity financing through its At the Market Offering Agreement with Alliance Global Partners (discussed further below), but the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

On October 23, 2017, the Company sold 286,972 shares of common stock at a price of $28.40 per share in a best efforts public offering. The net proceeds to the Company from the offering were approximately $7.4 million, after deducting placement fees and offering expenses payable by the Company.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. As of July 31, 2019, the Company has sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement. The Company has issued all the shares available for sale under the current common stock purchase agreement.

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with A.G.P./Alliance Global Partners (“AGP”), under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of July 31, 2019, under the 2019 ATM Facility, the Company issued and sold 151,561 shares of its common stock with an aggregate market value of $958,229 at an average price of $6.32 per share and paid AGP a sales commission of approximately $33,469 related to those shares.

On April 8, 2019, the Company sold 1,542,000 shares of common stock, which includes the sale of 642,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. As part of the public offering, the Company also sold prefunded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock. The net proceeds to the Company from the offering were approximately $15.7 million, after deducting underwriter fees and offering expenses payable by the Company.

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

(d) Reverse Stock-Split

At the special meeting of the Company’s stockholders on March 8, 2019, our stockholders approved a proposal to amend our Certificate of Incorporation to affect a reverse split of our common stock at a ratio to be determined by the Company’s Board of Directors within a specific range. After the special meeting of stockholders, the Company’s Board of Directors convened and decided to initiate the reverse split, chose a ratio, and directed management to take the necessary steps to effectuate the reverse split as soon as possible. Pursuant to the direction of the Board, the Company filed a Certificate of Amendment to our Certificate of Incorporation to affect a one-for-twenty reverse stock split of our common stock (the “Reverse Stock Split”). As of the close of markets on March 11, 2019, the effective date of the Reverse Stock Split, every twenty shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. Any fractional shares in connection with the Reverse Stock Split were rounded up to the nearest whole share and no cash payments were made by the Company to stockholders in lieu of fractional shares. The common stock began trading on a reverse stock split-adjusted basis on the Nasdaq on March 12, 2019. All share and per share data included in this quarterly report has been retroactively restated to reflect the Reverse Stock Split.

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

	July 31, 2019	April 30, 2019
	(in thousands)

Checking and savings accounts	$1,490	$860
Money market account	11,842	15,800
	$13,332	$16,660

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of two security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company’s subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.4 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date but is cancelable at the discretion of the bank. As of July 31, 2019, there were no letters of credit outstanding under this agreement and the Company has transferred the cash that served as security for the letters of credit to its operating cash account.

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

	July 31, 2019	April 30, 2019
	(in thousands)

Barclay’s Bank Agreement	$-	$344
Santander Bank	155	155
	$155	$499

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	July 31, 2019	April 30, 2019
	(in thousands)

Cash and cash equivalents	$13,332	$16,660
Restricted cash- short term	-	344
Restricted cash- long term	155	155
	$13,487	$17,159

(d) Foreign Exchange Gains and Losses

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

(e) Property and Equipment

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

(f) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash in a money market fund and does not believe that it is exposed to any significant risks related to its cash accounts and money market fund.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
Customer	2019	2018

Eni S.p.A.	14%	16%
Premier Oil UK Limited	47%	84%
U.S. Navy	26%	0%
Other	13%	0%
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to maintain collateral.

(g) Warrant Accounting

The Company accounts for warrants issued in connection with its public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Accounting Standards Codification (“ASC”) Topic 480 which provides that warrants meeting the classification of a liability award are recorded as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The Company recognizes any change in fair value in its consolidated statements of operations within “Gain due to the change in fair value of warrant liabilities.” The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Stockholders’ equity” on the Consolidated Balance Sheets.

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

In computing diluted net loss per share, options to purchase shares of common stock, warrants on common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 5,008,145 and 44,942 for the three months ended July 31, 2019 and July 31, 2018, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(i) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the three months ended July 31, 2019 and 2018 was approximately $0.1 million and $0.1 million, respectively. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three months ended July 31, 2019 and 2018:

	Three months ended July 31,
	2019	2018
	(in thousands)

Product development	$20	$11
Selling, general and administrative	72	69
Total share-based compensation expense	$92	$80

(j) Deferred Rent

On March 31, 2017, the Company signed a 7-year lease for approximately 56,000 square feet in Monroe Township, New Jersey that is being used as warehouse/production space, the Company’s principal offices and corporate headquarters. The lease was classified as an operating lease. Rent payments relating to the Monroe premises are subject to annual increases. The minimum monthly payments will vary over the 7-year term of the lease. The Landlord has provided the Company a tenant improvement allowance in an amount up to, but not exceeding, $137,563 to be applied to the cost of tenant improvement work. The Company recorded lease incentive liability to deferred rent. With the Company’s adoption of Accounting Standards Update (“ASU”) No. 2016-02 on May 1, 2019, the balances in lease incentive liability and deferred rent have been included in the value of the right of use asset.

(k) Revenue Recognition

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the three-month period ended July 31, 2019 and 2018 all of the Company’s contracts were classified as firm fixed price.

As of July 31, 2019, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.7 million. The Company expects to recognize approximately 100%, or $0.7 million, of the remaining performance obligations as revenue over the next twelve months.

PB3 PowerBuoy® Leasing

The Company enters into lease arrangements with certain customers for their PB3 PowerBuoy® (“PB3”). As of July 31, 2019, the Company has one active lease arrangement and the term is for 18 months. Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

The Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC Topic 842, “Leases”. At inception of the contract, the Company evaluates the lease against the lease classification criteria within ASC Topic 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All others are treated as an operating lease.

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in consolidated statement of operations. The lease income for the three months ended July 31, 2019 was immaterial. The Company did not record any lease income for the three months ended July 31, 2018.

(l) Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” which amends the existing guidance on accounting for leases. Topic 842 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The guidance permits the Company to utilize the package of practical expedients in that, upon adoption of Topic 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. Additionally, the Company elected to exclude short-term leases having initial terms of 12 months or less and recognizes rent expense on a straight-line basis over the lease term. The Company adopted Topic 842 on May 1, 2019 using the modified retrospective approach. Under this approach, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior GAAP. The adoption of this standard had an impact on the Company’s Consolidated Balance Sheets, recognizing a ROU and a lease liability of approximately $1.4 million and $1.5 million, respectively, and eliminating deferred rent of $39,000 and an unamortized lease incentive receivable of $108,000. Refer to Note 6 to the Consolidated Financial Statements for disclosure requirements related to the adoption of this standard.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

Accounts Receivable

The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of good has transferred to the customer. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represent their estimated realizable value. Accounts receivable consisted of the following at July 31, 2019 and April 30, 2019.

	July 31, 2019	April 30, 2019
	(in thousands)

Opening balance	$63	$171
Amount invoiced to customer	71	857
Collections	(63)	(965)
Ending balance	$71	$63

Contract Assets and Contract Liabilities

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. The increase in contract assets is primarily a result of services performed but unbilled during the three months ended July 31, 2019.

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities is primarily a result of additional revenue recognized during the three months ended July 31, 2019.

(4) Other Current Assets

Other current assets consist of the following at July 31, 2019 and April 30, 2019:

	July 31, 2019	April 30, 2019
	(in thousands)

Deposits	$104	$63
Other receivables	19	44
Prepaid insurance	130	93
Prepaid offering costs	153	144
Prepaid expenses- other	161	193
	$567	$537

(5) Property and Equipment, net

The components of property and equipment, net as of July 31, 2019 and April 30, 2019 consisted of the following:

	July 31, 2019	April 30, 2019
	(in thousands)

Equipment	$339	339
Computer equipment & software	687	558
Office furniture & equipment	341	341
Leasehold improvements	474	474
Equipment under capitalized lease	-	103
Construction in process	18	15
	$1,859	$1,830
Less: accumulated depreciation	(1,276)	(1,238)
	$583	$592

Depreciation expense was $38,000 and $45,000 for the three-month period ended July 31, 2019 and 2018, respectively.

(6) Leases

Lessor Information

As of July 31, 2019, the Company has one active lease which has been classified as an operating lease per accounting guidance contained within ASC Topic 842,” Leases”. The Company’s remaining operating lease term on this lease is less than a year. The maturities of lease payments remaining on this lease are immaterial. The accounting of the operating lease income according to ASC Topic 842, “Leases” is similar to the accounting in prior years.

Lessee Information

The Company has one lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The initial lease term is for 7 years with an option to extend the lease for another 5 years. The lease is classified as an operating lease. The operating lease is included in right-of-use assets, lease liabilities- current and lease liabilities- long-term on the Company’s Consolidated Balance Sheets. The Company has elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not need to reassess whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

Right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company used the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset. Variable lease expenses, if any, are recorded as incurred. The operating lease straight-line expense in the consolidated statement of operations and the operating cash flows from operating leases cash payments for the three months ended July 31, 2019 was $79,000 and $79,000, respectively.

Information related to the Company’s right-of use assets and lease liabilities as of July 31, 2019 was as follows:

July 31, 2019
(in thousands)

Operating lease:
Operating right-of-use asset, net	$1,314

Right-of-use liability- current	208
Right-of-use liability- long term	1,253
Total lease liability	$1,461

Weighted average remaining lease term- operating leases	5.25 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating lease are as follows:

July 31, 2019
(in thousands)

2020 (August- April)	243
2021	331
2022	341
2023	352
2024	362
Thereafter	184
Total future minimum lease payments	$1,813
Less imputed interest	(352)
Total	$1,461

ASC 840 Disclosure

The Company elected the modified retrospective transition method and is required to present previously disclosed information under the prior accounting standard for leases.

Lessee Information

Future minimum lease payments under operating lease as of April 30, 2019 are as follows:

April 30, 2019
(in thousands)

2020	322
2021	331
2022	341
2023	352
2024	362
Thereafter	184
$1,892

(7) Accrued Expenses

Accrued expenses consist of the following at July 31, 2019 and April 30, 2019:

	July 31, 2019	April 30, 2019
	(in thousands)

Project costs	$34	$9
Contract loss reserve	211	211
Employee incentive payments	233	580
Accrued salary and benefits	447	500
Legal and accounting fees	280	273
Accrued taxes payable	177	177
Other	212	188
	$1,594	$1,938

(8) Warrants

Liability Classified Warrants

 On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of Common Stock together with warrants to purchase up to an aggregate of 7,298 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $92.00. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. As of July 31, 2019, none of the warrants have been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $135.00. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance. As of July 31, 2019, none of the warrants have been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold in a public offering 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of July 31, 2019, 2,982,120 of the pre-funded warrants have been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of July 31, 2019, none of the common stock warrants have been exercised.

The Company accounts for warrants issued in connection with its June and July 2016 public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. As such, the warrants have a value of $300 at July 31, 2019 and $6,000 at April 30, 2019 and are reflected within “Warrant liabilities” in the consolidated balance sheets. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.

An unrealized gain of approximately $6,000 and $85,000 were included within “Gain due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations for the three months ended July 31, 2019 and 2018, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the period ended July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018

Dividend rate	0.0%	0.0%
Risk-free rate	1.9%	2.8%
Expected life (years)	2.0 - 2.4	3.0 - 3.4
Expected volatility	111.3%	140.5%

(9) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of July 31, 2019, and 2018, no shares of preferred stock had been issued.

(10) Common Stock

The Company has 100,000,000 shares authorized with a par value of $0.001 per share. As of July 31, 2019 there were 5,775,385 shares issued.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of common stock as a commitment fee. As of July 31, 2019, the Company has sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement. The Company has sold all the shares available for sale under the current common stock purchase agreement.

On January 7, 2019, the Company entered into the 2019 ATM Facility with AGP, under which the Company may issue and sell to or through A.G.P./Alliance Global Partners, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of July 31, 2019, under the 2019 ATM Facility the Company had issued and sold 151,561 shares of its common stock with an aggregate market value of $958,229 at an average price of $6.32 per share and paid AGP a sales commission of approximately $33,469 related to those shares.

On April 8, 2019, the Company sold in a public offering 1,542,000 shares of common stock, which includes the sale of 642,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering, prefunded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The net proceeds to the Company from the offering were approximately $15.7 million, after deducting underwriter’s fees and offering expenses payable by the Company.

(11) Treasury Shares

During the three months ended July 31, 2019 and 2018, 481 and zero shares of common stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock and are reflected in Treasury Stock as of July 31, 2019.

(12) Stock-Based Compensation

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 12,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016 upon approval by the Company’s stockholders the Company increased the number of shares authorized for issuance to 32,036. On December 7, 2018, upon approval by the Company’s stockholders, the Company increased the number of shares authorized for issuance to 132,036. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of July 31, 2019, the Company has 60,276 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of July 31, 2019, there were 25,000 shares available for grant under the 2018 Inducement Plan.

Stock Options

 The Company estimates the fair value of each stock option granted, for both service-based and performance-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. There were no shares granted in the three months ended July 31, 2019 and 2018.

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2019	65,572	$21.08	8.9
Granted	-	$-
Exercised	-	$-
Cancelled/forfeited	(1,589)	$60.81
Outstanding as of July 31, 2019	63,983	$20.10	8.7
Exercisable as of July 31, 2019	17,733	$51.12	6.9

As of July 31, 2019, the total intrinsic value of both outstanding and exercisable options was zero. As of July 31, 2019, approximately 46,251 additional options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 9.4 years. There was approximately $89,000 and $51,000 of total recognized compensation cost related to stock options during each of the three months ended July 31, 2019 and 2018, respectively. As of July 31, 2019, there was approximately $116,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.3 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2019, the Company did not grant shares subject to service-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2019	4,506	$30.08
Granted	-	$-
Vested	(4,124)	$28.00
Cancelled/forfeited	(124)	$28.00
Issued and unvested at July 31, 2019	258	$64.40

There was approximately $3,000 and $29,000 of total recognized compensation cost related to restricted stock for the three months ended July 31, 2019 and 2018, respectively. As of July 31, 2019, there was approximately $2,000 of total unrecognized compensation cost related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted average period of 0.1 years.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during each of the three months ended July 31, 2019 and 2018.

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

Warrant Liabilities

The fair value of the Company’s warrant liabilities (refer to Note 8) recorded in the Company’s financial statements is determined using the Black-Scholes option pricing model and the quoted price of the Company’s common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2019.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)
Warrant liabilities	$-	$-	$-	$-

 The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2019.

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Warrant liabilities	$6	$-	$-	$6

The following table provides a summary of changes in fair value of the Company’s warrant liabilities held at July 31, 2019.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Total
Warrant
Liability
(in thousands)
Fair value – April 30, 2018	$201
Change in fair value	(195)
Fair value – April 30, 2019	$6

Change in fair value	(6)
Fair value – July 31, 2019	$-

There were no re-measured assets or liabilities at fair value on a non-recurring basis during the three months ended July 31, 2019 and 2018.

(14) Commitments and Contingencies

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. On April 5, 2019, a three-person arbitration panel scheduled the discovery process to run from April 12, 2019 until November 9, 2019, set a pre-hearing case management conference for October 14, 2019, and set the hearing for December 9-13, 2019 in Princeton, New Jersey. Discovery is currently underway. As of July 31, 2019, the Company has not accrued any provision related to this matter since it is not probable and cannot reasonably estimate the loss contingency.

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

On February 11, 2019, the Company received another written notification from Nasdaq indicating that the Company had not regained compliance with the minimum bid price requirement and that the Company’s stockholders’ equity, as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018, did not qualify the Company for an additional 180 calendar day extension period for compliance. On February 19, 2019, the Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The appeal stayed the suspension of the Company’s securities pending the Panel’s decision, during which time the Company’s common stock continued to be listed on Nasdaq, and the Company’s common stock continued to trade under the symbol “OPTT”.

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

On May 20, 2019 the Company received a letter from Nasdaq confirming that the Company has regained compliance with the minimum shareholders’ equity rule, as required by the Panel’s decision dated April 4, 2019, and is in compliance with other applicable requirements as set forth in the decision and required for listing on Nasdaq. Accordingly, the Panel determined to continue the listing of the Company’s securities on Nasdaq and closed the matter.

FINRA Review

On April 4, 2019, FINRA notified the Company that it was conducting a routine review of the Company’s stock associated with two public announcements and asked several questions regarding: (i) an April 3, 2019 announcement that the Company had won a contract with a leading oil and gas operator; and (ii) an April 4, 2019 announcement of the pricing of an underwritten public offering. The Company provided its response to the FINRA questions on April 9, 2019. As of SEPTEMBER 16, 2019, FINRA has not provided any follow-up.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, the Company had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that the Company will be assessed a penalty relating to these tax years. The Company has estimated this penalty to be $177,000 and as of July 31, 2019 and April 30, 2019 has recorded the penalty in Accrued expenses in the Consolidated Balance Sheet.

(15) Income Taxes

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed (see Note 14 to the Condensed Consolidated Financial Statements). At July 31, 2019 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

 (16) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During the three months ended July 31, 2019 and 2018, the Company’s primary business operations were in North America.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2019 refers to the year ended April 30, 2019).

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

Founded in 1984 and headquartered in Monroe Township, New Jersey, we believe we are the leader in ocean wave power conversion technology. Our PB3 is our first fully commercial product which generates electricity by harnessing the renewable energy of ocean waves. In addition to our PB3, we continue to develop our PowerBuoy® product line based on modular, ocean-going buoys, which we have been periodically ocean testing since 1997. In November 2018, the Company announced additional complementary products, the hybrid PowerBuoy® and subsea battery solutions which leverage our existing expertise in offshore power systems while expanding our product line beyond our flagship PB3 offering.

The PB3 generates power for use in remote offshore locations, independent of a conventional power grid. It features a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal name-plated capacity rating of up to 3 kilowatts (“kW”) of peak power during recharging of the onboard batteries. Power generation is deployment-site dependent whereby average power generated can increase substantially at very active sites. Our standard energy storage system (“ESS”) has an energy capacity of up to a nominal 150 kilowatt-hours (“kWh”) to meet specific application requirements. We believe there is a substantial addressable market for the current capabilities of our PB3, which we believe could be utilized in a variety of applications.

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

Based on our market research and publicly available data, we believe that numerous markets have a direct need for our PowerBuoys® including oil and gas, defense and security, science and research, and communications. Depending on payload power requirements, sensor types and other considerations, we have found that our PowerBuoy® could satisfy several application requirements within these markets. We believe that the PB3 persistently generates sufficient power to meet the requirements of many potential customer applications within our target markets.

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2019 and the first three months of fiscal year 2020, we continued work on projects with the Premier Oil (“PMO”), Eni S.p.A. (“Eni”), the U.S. Navy Small Business Innovation Research (“U.S. SBIR”) program, and a leading oil & gas operator.

Product Development

The development of our technology has been funded by capital we raised, by development engineering contracts we received starting in fiscal 1995 with agencies like the Department of Energy (“DOE”), the U.S. Navy, the Department of Homeland Security, and revenue generating projects with MES, Premier Oil and Eni. Through these historic projects, we also continued development of our PowerBuoy® technologies. We are continuing to focus on marketing and developing our PowerBuoy® products and services for use in autonomous power applications.

In addition to the PB3 commercial product validation activities, a concerted effort has been underway which is focused on proactively implementing additional features driven by extensive and direct discussions with potential users, customers, marketing partners, and end users in our target markets. Such features include:

●	The design and development of a single point mooring umbilical solution that not only allows for quick deployment of the PowerBuoy® but also enables delivery of power and communication capabilities to customer payloads which are external to the PowerBuoy®, and which may reside in the water column, on the seabed, or both.

●	The design, development and implementation of a tripod-mounted platform that can be installed on the PB3 spar to provide a high mounting location for customer payloads.

●	The design, development and implementation of an advanced buoy controller that reduces controller power consumption and cost by 90% each, improves buoy reliability, and supports high computational speeds needed for the PowerBuoy® monitoring and control.

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

In November 2018, the Company announced several new product offerings including hybrid PowerBuoy®, subsea battery systems and support services.

●	Hybrid PowerBuoy® - The Company is in the process of creating a hybrid PowerBuoy® that will be a smaller liquid-fueled surface buoy, compared to the wave power generating PB3 PowerBuoy®, capable of providing reliable power in remote offshore locations. This product is to be highly complementary to the PB3 PowerBuoy® by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater Company integration within each customer project. It is primarily intended for shorter term deployment applications such as electric remotely operated vehicles (“eROV’s”) and autonomous underwater vehicles (“AUV’s”) inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid PowerBuoy® is anticipated to be a lightweight, quickly deployable and cost-effective solution. The design is also anticipated to have a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads and battery packs, or with a conventional anchor mooring system. The Company intends to design the hybrid PowerBuoy® with a Stirling engine to outperform traditional diesel buoys, which we believe have more frequent service and refueling intervals. We believe the hybrid PowerBuoy® will be able to operate in an environmentally safer manner using more robust fuels, while operating over a wider temperature range than diesel buoys.

●	Subsea battery systems – The Company is in the process of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems will contain lithium ion batteries, which provide high power density, to supply power that can enable subsea equipment, sensors, communications, AUV’s and eROV’s recharge. The Company’s PB3 PowerBuoy® is complimentary to subsea battery systems by providing a means for recharging during longer term deployments, or the subsea battery systems can be used independently for shorter term deployments. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be high performance, cost-efficient, and quickly deployable. Given the Company’s expertise in offshore energy storage systems from existing PB3 PowerBuoy® technology, the subsea battery solutions will provide an opportunity for the Company to differentiate through technical, cost and delivery leadership.

●	Support services – The Company offers customers a comprehensive range of support services that meet their specific needs. These support services include innovation services, remote monitoring, extended service agreements, customization and pre-packaged payload options, engineering-design-testing services, mooring design, and marine services. These same support services will be extended to the new subsea battery solution and hybrid PowerBuoy® products.

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Three months ended July 31,
Customer	2019	2018

Eni S.p.A.	14%	16%
Premier Oil UK Limited	47%	84%
U.S. Navy	26%	0%
Other	13%	0%
	100%	100%

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

Customers

●	In April 2019, we entered into an agreement with a leading oil and gas operator to conduct a detailed feasibility study of using the Company’s technology to monitor subsea wells.

●	In February 2019, we entered into a contract with the U.S. Navy to carry out the first phase of a project to design and develop a buoy mooring system which incorporates fiber optics for the transmission of subsea sensor data to airplanes, ships, and satellites.

●	In August 2018, we entered into an agreement with EGP to evaluate a PB3 deployment along the coast of Chile through a detailed feasibility study of the PowerBuoy® as an offshore autonomous platform hosting oceanographic sensor systems.

●	In June 2018, we entered into a contract with PMO for the lease (for at least three months and a maximum of twelve months) of a PB3 to be deployed in one of PMO’s offshore fields in the North Sea.

●	In March 2018, we entered into an agreement with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 lease and associated project management.

●	In September 2016, we entered into a contract with U.S. Department of Defense Office of Naval Research (“ONR”) totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy® leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. We completed the Phase 2 BASE Effort work under the contract which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy®. The Company is waiting for ONR funding of Phase 2, Option 1 to be approved.

●	We have worked with MES (from 2010 to current) to develop several PowerBuoy® projects in Japan. Historically, our agreements with MES have provided for MES to reimburse us for specific costs associated with research, development and deployment of our PowerBuoy® product. In March 2016, we entered into a letter of intent with MES to conduct funded pre-work tasks and to negotiate a definitive agreement that would allow for the lease of the PB3 for a project off the coast of Kozushima Island, Japan following a planned stage gate review. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process is a generally accepted industry practice and has been utilized by other customers such as the DOE. A final contract totaling nearly $1.0 million was negotiated and finalized with MES in May 2016 that included engineering and logistics support, and the lease of our PB3 for a 7-month period, its ocean deployment, associated data collection and monitoring of its performance. Upon the completion of the engineering pre-work and a successful stage gate review, the PB3 was shipped to Japan and was deployed off Kozushima Island from April to September 2017. The MES lease concluded in September 2017 and the PB3 was shipped back to New Jersey.

Partnerships

●	In May 2019, we signed a memorandum of understanding with Modus Seabed Intervention Ltd. (“Modus”). for the purpose of developing and delivering commercial market solutions that offer a step-change in innovation and market value against conventional methodologies, specifically through development and marketing of a combined Hybrid Autonomous Underwater Vehicle (HAUV) charging station which will be able to utilize the PowerBuoy® system for topside charging and communications.

●	In April 2019, we signed a memorandum of understanding with Acteon Field Life Service Ltd. (“Acteon”) to develop, explore and exploit mutual opportunities in the global oil and gas and renewable markets.

●	In January 2019, we entered into a Joint System Solution Development and Marketing Agreement with Saab Seaeye Ltd. (“Saab”). The agreement anticipates a preliminary focus on AUV and eROV charging and communications systems.

●	In December 2018, we signed a letter of intent to enter into a non-exclusive long-term supply agreement with NEC Energy Solutions (“NEC ES”), a pioneer and global leader in utility scale energy storage. Under the terms of the supply agreement, NEC ES will be a supplier of lithium ion batteries for our subsea battery systems.

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

Business Strategy

We continue to commercialize our PB3 for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Sell and/or lease PB3. We believe our PB3 is well suited for many autonomous (non-grid connected) offshore applications. We have investigated potential market demand for both PowerBuoy® sales and leases within our selected markets, and we intend to sell and lease PB3 to these markets. Additionally, we intend to provide services associated with product sales and leases such as maintenance, remote monitoring and diagnostics, application engineering, planning, training, logistics support required for the PB3 life-cycle. We continue to increase our commercial capabilities through new hires in marketing, sales, and application support, and through engagement of expert market consultants in various geographies.

●	Expand product offering by adding new complimentary products that are cost efficient and designed for shorter and faster deployments, which will create a system solutions approach for our customers. We are currently developing two new complementary products to our PB3, the hybrid PowerBuoy® and subsea battery solutions. These products build on our existing expertise in offshore power systems and are targeted for a near term deployment. The hybrid PowerBuoy® is to be highly complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater Company integration within each customer project. The hybrid PowerBuoy® is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The subsea battery solutions are expected to offer the possibility of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems will contain lithium ion batteries, which provide high power density to supply power that can enable subsea equipment, sensors, communications, AUVs and eROV recharge. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be high performance, cost-efficient, and quickly deployable.

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts on parts of North America, Europe, South America and Asia. We believe that each of these areas has sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We believe that offering a turn-key solution, and not just power, is key to securing long term success.

●	Commercial collaborations. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known groups, including Modus, Saab, NEC ES, Acteon, MES, PMO and Eni. We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●

Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy® in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regard to servicing of our PB3.

●	PB3 cost reduction and PowerBuoy® product development. Our engineering efforts are focused on customer application development for PB3 sales, cost reduction of our PB3 and improving the energy output, reliability, maintenance interval and expected operating life of our PowerBuoys®. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe we will be able to address new and different applications by developing new products that increase energy output.

Capital Raises

On October 23, 2017, the Company sold 286,972 shares of common stock at a price of $28.40 per share in a best efforts public offering. The net proceeds to the Company from the offering were approximately $7.4 million, after deducting placement fees and offering expenses payable by the Company.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. As of July 31, 2019, the Company has sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement. The Company has sold all the shares available for sale under the current common stock purchase agreement.

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with A.G.P./Alliance Global Partners (“AGP”), under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of July 31, 2019, under the 2019 ATM Facility, during the month of January 2019, the Company issued and sold 151,561 shares of its common stock with an aggregate market value of $958,229 at an average price of $6.32 per share and paid AGP a sales commission of approximately $33,469 related to those shares.

On April 8, 2019, the Company sold 1,542,000 shares of common stock, which includes the sale of 642,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering. As part of the public offering, the Company also sold prefunded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock. The net proceeds to the Company from the offering were approximately $15.7 million, after deducting underwriter fees and offering expenses payable by the Company.

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

Backlog

As of July 31, 2019, the Company’s negotiated backlog was $0.7 million. As of April 30, 2019, negotiated backlog was $0.9 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $212.8 million at July 31, 2019. Based on the Company’s cash, cash equivalents and restricted cash balances as of July 31, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31 2020. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers.

The report of our independent registered public accounting firm on our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended April 30, 2019, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. We prepare our financial statements in accordance with GAAP. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2019. There were no material changes in our critical accounting estimates or accounting policies during the three months ended July 31, 2019.

Recently Issued Accounting Standards

See Note 2 of the Notes to Consolidated Financial Statements.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the three-month period ended July 31, 2019 and 2018 all of the Company’s contracts were classified as firm fixed price.

The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2019 and 2018.

	Three months ended July 31,
	2019	2018
	(in thousands)
Eni S.p.A.	$29	$5
Premier Oil UK Limited	95	26
U.S. Navy	52	-
Other	26	-
	$202	$31

We currently focus our sales and marketing efforts on parts of North America, Europe, South America and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2019 and 2018.

	Three months ended July 31,
Customer Location	2019	2018
Europe	74%	100%
United States	26%	0%
	100%	100%

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

Our financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.

Interest income, net

Interest income, net consists of interest received on cash, cash equivalents and money market fund and interest expense paid on certain obligations to third parties.

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated accounts had a balance of $0.7 million as of July 31, 2019 and $1.0 million as of July 31, 2018, compared to our total cash, cash equivalents and restricted cash balances of $13.5 million as of July 31, 2019 and $8.4 million as of July 31, 2018. These foreign currency balances are translated each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Three months ended July 31, 2019 compared to the three months ended July 31, 2018

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2019 and 2018.

			% change
	Three months ended July 31,		2019 period to
	2019	2018	2018 period
	(in thousands)
Revenues	$202	$31	552%
Cost of revenues	367	142	158%
Gross loss	(165)	(111)
Operating expenses:
Engineering and product development costs	1,198	1,149	4%
Selling, general and administrative costs	1,697	2,052	-17%
Total operating expenses	2,895	3,201
Operating loss	(3,060)	(3,312)
Gain due to the change in fair value of warrant liabilities	6	85	-93%
Interest income, net	42	13	223%
Foreign exchange loss	(13)	(26)	-50%
Net loss	$(3,025)	$(3,240)	-7%

Revenues

Revenues were $0.2 million in the three months ended July 31, 2019 an increase of $0.2 million as compared to the three months ended July 31, 2018. The increase in revenue was the result of the contracts with Eni, PMO and U.S. Navy.

Cost of revenues

Cost of revenues were $0.4 million in the three months ended July 31, 2019, an increase of $0.2 million compared to the three months ended July 31, 2018. The increase in cost of revenues is due to higher upfront spending and material costs on new customer revenue generating projects compared to the same period in fiscal 2018.

Engineering and product development costs

Engineering and product development costs for the three months ended July 31, 2019 and 2018 were $1.2 million and $1.1 million, respectively. Despite increased costs associated with new products in the current year period compared to higher personnel costs in the comparable prior year period, spending was relatively flat as compared to the same period in fiscal 2018.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended July 31, 2019 and 2018 were $1.7 million and $2.1 million, respectively. The decrease of $0.4 million was mostly due to lower personnel costs of $0.1 million and professional fees of $0.3 million as compared to the same period in fiscal 2018.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended July 31, 2019 was an unrealized gain of $6,000 versus an unrealized gain of $85,000 for the three months ended July 31, 2018. The change between periods is due primarily to a lower stock price during the three months ended July 31, 2019.

Interest income, net

Interest income, net during the three months ended July 31, 2019 was $42,000, compared to $13,000 during the three months ended July 31, 2018. The increase of $29,000 is due to higher cash balances in the three months ended July 31, 2019 as compared to the three months ended July 31, 2018.

Foreign exchange gain/(loss)

Foreign exchange loss during the three months ended July 31, 2019 was $13,000 compared to a loss of $26,000 during the three months ended July 31, 2018. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

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

Net cash used in operating activities

Net cash flows used in operating activities during the three months ended July 31, 2019 were $3.6 million, a decrease of $0.2 million compared to $3.8 million during the three months ended July 31, 2018. The decrease was primarily due to lower net loss of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities during the three months ended July 31, 2019 was $28,000, a decrease of $2,000 compared to net cash used by investing activities during the three months ended July 31, 2018. The decrease in net cash used in investing activities was due to lower spending on the purchase of computers, equipment and furniture.

Net cash used by financing activities

Net cash used by financing activities during the three months ended July 31, 2019 was $19,000 compared to net cash used by financing activities during the three months ended July 31, 2018 of $9,000. Net cash used by financing activities during the three months ended July 31, 2019 included costs associated with the exercise of pre-funded warrants of $18,000.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $20,000 in the three months ended July 31, 2019 and a decrease of $31,000 in the three months ended July 31, 2018. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $212.8 million at July 31, 2019. As of July 31, 2019, we had approximately $13.5 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $0.2 million and $31,000 during the three months ended July 31, 2019 and 2018, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of July 31, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ended July 31, 2020. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our business is capital intensive and to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high product development costs associated with our product development. We anticipate that our operating expenses will be approximately $14.4 million in fiscal 2020 including engineering and product development spending of more than $7.4 million. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during the remainder of fiscal year 2020, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of July 31, 2019 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As part of our normal business activities, we are party to a number of legal proceedings and other matters in various stages of development. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to SEC rules and other pending matters as we may determine to be appropriate.

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements in the Annual Report Form10-K, and Note 14 to the Condensed Financial Statements under Part I, Item 1 of this report.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2019 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 22, 2019.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $212.8 million as of July 31, 2019. As of July 31, 2019, the Company had approximately $13.5 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $0.2 million and $31,000 during the three months ended July 31, 2019 and 2018, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of July 31, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2020.

We continue to experience operating losses and currently have only two revenue producing contracts, one with Premier Oil for the lease of a PB3 PowerBuoy® which will begin after deployment in one of PMO’s offshore fields in the North Sea. Another contract with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 PowerBuoy® lease and associated project management. During fiscal 2019, our net burn rate (cash used in operations less cash generated by operations) including engineering and product development spending was approximately $1.0 million per month.

We have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $14.4 million in fiscal 2020 including engineering and product development spending of more than $7.4 million. However, we may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2020, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses of $3.0 million during the three months ended July 31, 2019 and $12.2 million in fiscal 2019. As of July 31, 2019, we had an accumulated deficit of $212.8 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Product and technological developments are accomplished primarily through internally-funded R&D projects. Because it is not generally possible to predict the amount of time required and costs involved in achieving certain R&D objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our financial condition and results of operations may be materially and adversely affected if:

●	Product improvements are not completed on a timely basis;

●	New products are not introduced on a timely basis or do not achieve sufficient market penetration;

●	There are budget overruns or delays in R&D efforts; or

●	New products experience reliability or quality problems, or otherwise do not meet customer preferences or requirements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

May 1 - May 31	481	$2.31	-	-
June 1 - June 30	-	$-	-	-
July 1 - July 31	-	$-	-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – July 31, 2019 (unaudited) and April 30, 2019, (ii) Consolidated Statements of Operations (unaudited) – three months ended July 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three months ended July 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows (unaudited) – three months ended July 31, 2019 and 2018, (v) Consolidated Statement of Stockholders’ Equity (unaudited) – three months ended July 31, 2019 (vi) Notes to Consolidated Financial Statements.**

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

Ocean Power Technologies, Inc.
(Registrant)

Date: September 16, 2019		/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Date: September 16, 2019		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer

