Form 10-Q
period 2019-10-31
Ocean Power Technologies, Inc.
filed 2019-12-09
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From________to________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of December 2, 2019, the number of outstanding shares of common stock of the registrant was 7,561,139.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	October 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,495	$16,660
Restricted cash- short-term	707	344
Accounts receivable	997	63
Contract assets	111	15
Other current assets	904	537
Total current assets	13,214	17,619
Property and equipment, net	559	592
Right-of-use asset, net	1,265	-
Restricted cash- long-term	220	155
Total assets	$15,258	$18,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177	$312
Accrued expenses	1,930	1,938
Contract liabilities	990	188
Warrant liabilities	-	6
Right-of-use liability- current	215	-
Total current liabilities	3,312	2,444
Right-of-use liability	1,198	-
Deferred rent	-	147
Total liabilities	4,510	2,591
Commitments and contingencies
Ocean Power Technologies, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 6,489,668 and 5,425,517 shares, respectively	7	5
Treasury stock, at cost; 4,251 and 3,770 shares, respectively	(302)	(301)
Additional paid-in capital	227,214	226,026
Accumulated deficit	(215,998)	(209,784)
Accumulated other comprehensive loss	(173)	(171)
Total stockholders’ equity	10,748	15,775
Total liabilities and stockholders’ equity	$15,258	$18,366

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in $000’s, except per share data)

	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018

Revenues	$204	$141	$406	$172
Cost of revenues	288	637	655	780
Gross loss	(84)	(496)	(249)	(608)

Operating expenses:
Engineering and product development costs	1,309	1,574	2,507	2,722
Selling, general and administrative costs	1,838	1,849	3,534	3,902
Total operating expenses	3,147	3,423	6,041	6,624
Operating loss	(3,231)	(3,919)	(6,290)	(7,232)

Gain due to the change in fair value of warrant liabilities	-	51	6	136
Interest income, net	32	7	74	21
Foreign exchange gain/(loss)	10	(29)	(4)	(55)
Net loss	$(3,189)	$(3,890)	$(6,214)	$(7,130)
Basic and diluted net loss per share	$(0.51)	$(4.20)	$(1.01)	$(7.78)
Weighted average shares used to compute basic and diluted net loss per share	6,259,655	926,175	6,150,061	916,934

3

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(in $000’s)

	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018

Net loss	$(3,189)	$(3,890)	$(6,214)	$(7,130)
Foreign currency translation adjustment	(7)	(9)	(2)	(5)
Total comprehensive loss	$(3,196)	$(3,899)	$(6,216)	$(7,135)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statement of Stockholders’ Equity

(in $000’s, except share data)

	Three and Six Months Ended October 31, 2019
							Accumulated
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at April 30, 2019	5,425,517	$5	(3,770)	$(301)	$226,026	$(209,784)	$(171)	15,775
Net loss						(3,025)		(3,025)
Stock based compensation					92			92
Issuance/(forfeiture) of restricted stock, net	(132)	-						-
Exercise of pre-funded warrants	350,000	1			(19)			(18)
Acquisition of treasury stock			(481)	(1)				(1)
Other comprehensive loss							5	5
Balances at July 31, 2019	5,775,385	$6	(4,251)	$(302)	$226,099	$(212,809)	$(166)	$12,828
Net loss						(3,189)		(3,189)
Stock based compensation					76			76
Common stock issued for commitment fee	194,805	-			294			294
Issuance of common stock- AGP At The Market offering, net of issuance costs	519,478	1			745			746
Other comprehensive loss							(7)	(7)
Balances at October 31, 2019	6,489,668	$7	(4,251)	$(302)	$227,214	$(215,998)	$(173)	$10,748

	Three and Six Months Ended October 31, 2018
							Accumulated
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at April 30, 2018	921,247	$18	(3,701)	$(300)	$208,216	$(197,538)	$(160)	$10,236
Net loss						(3,240)		(3,240)
Stock based compensation					80			80
Issuance/(forfeiture) of restricted stock, net	868	-						-
Other comprehensive loss							4	4
Balances at July 31, 2018	922,115	$18	(3,701)	$(300)	$208,296	$(200,778)	$(156)	$7,080
Net loss						(3,890)		(3,890)
Stock based compensation					54			54
Issuance/(forfeiture) of restricted stock, net	(150)	-			-			-
Common stock issued for commitment fee	21,429	1			295			296
Issuance of common stock- Aspire financing, net of issuance costs	10,000	-			69			69
Acquisition of treasury stock			(89)	(1)				(1)
Other comprehensive loss							(9)	(9)
Balances at October 31, 2018	953,394	$19	(3,790)	$(301)	$208,714	$(204,668)	$(165)	$3,599

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended October 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(6,214)	$(7,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	4	55
Depreciation and amortization	173	90
Compensation expense related to stock option grants and restricted stock	168	135
Gain due to the change in fair value of warrant liabilities	(6)	(136)
Changes in operating assets and liabilities:
Accounts receivable	(934)	(296)
Unbilled receivables	-	71
Contract assets	(96)	(23)
Other assets	(6)	(109)
Accounts payable	(138)	24
Accrued expenses	(75)	(56)
Deferred rent	-	5
Deferred credit payable	-	(600)
Unearned revenue	-	(18)
Change in lease liability	(96)	-
Contract liabilities	802	373
Net cash used in operating activities	(6,418)	(7,615)
Cash flows from investing activities:
Purchases of marketable securities	-	(25)
Maturities of marketable securities	-	50
Purchase of computers, equipment and furniture	(41)	(52)
Net cash used in investing activities	(41)	(27)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	68
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	746	-
Costs associated with exercise of pre-funded warrants	(18)	-
Payment of capital lease obligations	-	(19)
Acquisition of treasury stock	(1)	(1)
Net cash provided by financing activities	727	48
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(75)
Net decrease in cash, cash equivalents and restricted cash	(5,737)	(7,669)
Cash, cash equivalents and restricted cash, beginning of period	17,159	12,225
Cash, cash equivalents and restricted cash, end of period	$11,422	$4,556

Supplemental schedule of cash flows information:
Cash paid for interest	$-	$1

Supplemental disclosure of noncash operating activities:
Prepaid financing costs reported in accrued expenses	$67	$-

Supplemental disclosure of noncash investing activities:
Acquisition of computers, equipment and furniture through accounts payable	$3	$2

Supplemental disclosure of noncash financing activities:
Common stock issued for payment of commitment fee	$294	$296

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company is developing and commercializing its proprietary systems that generate electricity by harnessing the renewable energy of ocean waves. The Company uses proprietary technologies that convert the mechanical energy created by the heaving motion of ocean waves into electricity. The Company has designed and continues to develop the PowerBuoy® product line which is based on modular, ocean-going buoys, which the Company has been periodically ocean testing since 1997. The Company markets its PowerBuoys® in the United States and internationally. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of products, and sales of services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net decrease in cash due to the use of cash from operating activities unless and until we achieve positive cash flow from the commercialization of products and services.

b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 and its Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, each filed with the Securities and Exchange Commission (“SEC”), and elsewhere in this Form 10-Q.

c) Liquidity/Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $216.0 million as of October 31, 2019. As of October 31, 2019, the Company had approximately $11.4 million in cash, cash equivalents, and restricted cash on hand. The Company generated revenues of $0.4 million and $0.2 million during each of the six months ended October 31, 2019 and 2018. Based on the Company’s cash, cash equivalents and restricted cash balances as of October 31, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2020. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. The Company will require additional equity and/or debt financing to continue its operations into Fiscal Year 2021. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2019 and during the six months ended October 31, 2019, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys®, its inability to market and commercialize its PowerBuoys® and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company currently has committed sources of equity financing through it’s At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and the Aspire Capital financing (each discussed further below), but the Company cannot assure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. As of October 24, 2019, the Company has sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement. The Company has issued all the shares available for sale under the common stock purchase agreement. The agreement was cancelled on October 24, 2019.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 1,219,010 shares. Shareholder approval is needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. The Company has included a proposal in its proxy statement asking shareholders at the 2019 annual meeting of stockholders, being held on December 20, 2019, to approve an additional 5,400,000 shares to be added to the common stock purchase agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of our common stock as a commitment fee. As of October 31, 2019, the Company has not sold any shares of common stock under the agreement.

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with AGP, under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of October 31, 2019, under the 2019 ATM Facility, the Company issued and sold 671,039 shares of its common stock with an aggregate market value of $1.8 million at an average price of $2.69 per share and paid AGP a sales commission of approximately $59,000 related to those shares.

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

(d) Reverse Stock-Split

The Company initiated a 1-for-20 reverse stock split effective as of the close of markets on March 11, 2019. The common stock began trading on a reverse stock split-adjusted basis on the Nasdaq on March 12, 2019. All shares and per share data in these consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

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

	October 31, 2019	April 30, 2019
	(in thousands)

Checking and savings accounts	$2,393	$860
Money market account	8,102	15,800
	$10,495	$16,660

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of various security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company’s subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.4 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date but is cancelable at the discretion of the bank. As of October 31, 2019, there were no letters of credit outstanding under this agreement.

The other agreements are between the Company and Santander Bank. Cash is on deposit at Santander Bank and serves as security for a letter of credit issued by Santander Bank for the lease of warehouse/office space in Monroe Township, New Jersey. This agreement cannot be extended beyond January 31, 2025 and is cancelable at the discretion of the bank. Santander Bank also issued two letters of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. The first letter of credit was issued in the amount of $125,690 that expires in October 2020. The second letter of credit was issued in the amount of $645,467. This second letter of credit will be reduced to $322,734 in March 2020 and to $64,547 in May 2020. The remaining amount expires in April 2021. Restricted cash includes the following:

	October 31, 2019	April 30, 2019
	(in thousands)

Barclay’s Bank Agreement	$-	$344
Santander Bank	927	155
	$927	$499

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sum to the total of the same such amounts shown in the Statement of Cash Flows.

	October 31, 2019	April 30, 2019
	(in thousands)

Cash and cash equivalents	$10,495	$16,660
Restricted cash- short term	707	344
Restricted cash- long term	220	155
	$11,422	$17,159

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

(f) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and cash. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with strong financial strength. The Company invests its excess cash in a money market fund and does not believe that it is exposed to any significant risks related to its cash accounts and money market fund. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of October 31, 2019 was $0.6 million.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
Customer	2019	2018	2019	2018

Eni S.p.A.	23%	84%	19%	72%
Premier Oil UK Limited	13%	0%	30%	15%
EGP	47%	16%	24%	13%
U.S. Navy	10%	0%	17%	0%
Other	7%	0%	10%	0%
	100%	100%	100%	100%

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

In computing diluted net loss per share on the Statement of Operations, warrants on common stock, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 5,007,907 and 890,175 for each of the three and six months ended October 31, 2019 and 2018, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(i) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three and six months ended October 31, 2019 and 2018:

	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018
	(in thousands)

Product development	$20	$10	$40	$21
Selling, general and administrative	56	45	128	114
Total share-based compensation expense	$76	$55	$168	$135

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the six-month period ended October 31, 2019 and 2018 all of the Company’s contracts were classified as firm fixed price.

As of October 31, 2019, the Company’s total remaining performance obligations, also referred to as backlog, totaled $2.4 million. The Company expects to recognize approximately 100%, or $2.4 million, of the remaining performance obligations as revenue over the next twelve months.

PB3 PowerBuoy® Leasing

The Company enters into lease arrangements with certain customers for their PB3 PowerBuoy® (“PB3”). As of October 31, 2019, the Company has two active lease arrangements ranging in terms from 3 to 18 months. Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in consolidated statement of operations. The lease income for the three and six months ended October 31, 2019 was immaterial.

(l) Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” which amends the existing guidance on accounting for leases. Topic 842 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The guidance permits the Company to utilize the package of practical expedients that, upon adoption of Topic 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. Additionally, the Company elected to exclude short-term leases having initial terms of 12 months or less and recognizes rent expense on a straight-line basis over the lease term. The Company adopted Topic 842 on May 1, 2019 using the modified retrospective approach. Under this approach, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior GAAP. The adoption of this standard had an impact on the Company’s Consolidated Balance Sheets, recognizing a ROU and a lease liability of approximately $1.4 million and $1.5 million, respectively, and eliminating deferred rent of $39,000 and an unamortized lease incentive receivable of $108,000. Refer to Note 6 to the Consolidated Financial Statements for disclosure requirements related to the adoption of this standard.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

Accounts Receivable

The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of good has transferred to the customer. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represent their estimated realizable value. Accounts receivable consisted of the following at October 31, 2019 and April 30, 2019.

	October 31, 2019	April 30, 2019
	(in thousands)

Opening balance	$63	$171
Amount invoiced to customer	1,113	857
Collections	(179)	(965)
Ending balance	$997	$63

Contract Assets and Contract Liabilities

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. The increase in contract assets is primarily a result of services performed but unbilled during the six months ended October 31, 2019.

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities is primarily a result of an advance payment made by EGP during the six months ended October 31, 2019.

(4) Other Current Assets

Other current assets consist of the following at October 31, 2019 and April 30, 2019:

	October 31, 2019	April 30, 2019
	(in thousands)

Deposits	$111	$63
Other receivables	17	44
Prepaid insurance	116	93
Prepaid offering costs	480	144
Prepaid expenses- other	180	193
	$904	$537

(5) Property and Equipment, net

The components of property and equipment, net as of October 31, 2019 and April 30, 2019 consisted of the following:

	October 31, 2019	April 30, 2019
	(in thousands)

Equipment	$339	339
Computer equipment & software	702	558
Office furniture & equipment	341	341
Leasehold improvements	474	474
Equipment under capitalized lease	-	103
Construction in process	18	15
	$1,874	$1,830
Less: accumulated depreciation	(1,315)	(1,238)
	$559	$592

Depreciation expense was approximately $39,000 and $45,000 for the three-month period ended October 31, 2019 and 2018, and approximately $77,000 and $90,000 for the six-month period ended October 31, 2019 and 2018, respectively.

(6) Leases

Lessor Information

As of October 31, 2019, the Company has two active leases which have been classified as operating leases per accounting guidance contained within ASC Topic 842,” Leases”. The Company’s remaining operating lease term on these leases is less than a year. The maturities of lease payments remaining on this lease are immaterial. The accounting of the operating lease income according to ASC Topic 842, “Leases” is similar to the accounting in prior years.

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

Right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company used the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset. Variable lease expenses, if any, are recorded as incurred. The operating lease straight-line expense in the Consolidated Statement of Operations for the three and six months ended October 31, 2019 was $79,000 and $159,000. The operating cash flows from operating leases cash payments for the three and six months ended October 31, 2019 was $79,000 and $159,000.

Information related to the Company’s right-of use assets and lease liabilities as of October 31, 2019 was as follows:

October 31, 2019
(in thousands)

Operating lease:
Operating right-of-use asset, net	$1,265

Right-of-use liability- current	215
Right-of-use liability- long term	1,198
Total lease liability	$1,413

Weighted average remaining lease term- operating leases	4.99 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

October 31, 2019
(in thousands)

2020 (November- April)	$163
2021	331
2022	341
2023	352
2024	362
Thereafter	184
Total future minimum lease payments	$1,733
Less imputed interest	(320)
Total	$1,413

ASC 840 Disclosure

The Company elected the modified retrospective transition method and is required to present previously disclosed information under the prior accounting standard for leases.

Lessee Information

Future minimum lease payments under the Company’s operating lease as of April 30, 2019 are as follows:

April 30, 2019
(in thousands)

2020	$322
2021	331
2022	341
2023	352
2024	362
Thereafter	184
$1,892

(7) Accrued Expenses

Accrued expenses consist of the following at October 31, 2019 and April 30, 2019:

	October 31, 2019	April 30, 2019
	(in thousands)

Project costs	$47	$9
Contract loss reserve	199	211
Employee incentive payments	453	580
Accrued salary and benefits	483	500
Legal and accounting fees	284	273
Accrued taxes payable	177	177
Other	287	188
	$1,930	$1,938

(8) Warrants

Liability Classified Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of Common Stock together with warrants to purchase up to an aggregate of 7,298 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $92.00. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. As of October 31, 2019, none of the warrants have been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $135.00. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance. As of October 31, 2019, none of the warrants have been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of October 31, 2019, 2,982,120 of the pre-funded warrants have been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of October 31, 2019, none of the common stock warrants have been exercised.

The Company accounts for warrants issued in connection with its June and July 2016 public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. As such, the warrants have a value of zero at October 31, 2019 and $6,000 at April 30, 2019 and are reflected within “Warrant liabilities” in the Consolidated Balance Sheets. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.

An unrealized gain of approximately zero and $51,000 for the three months ended October 31, 2019 and 2018, respectively, and $6,000 and $136,000 for the six months ended October 31, 2019 and 2018, respectively, were included within “Gain due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	October 31, 2019	October 31, 2018

Dividend rate	0.0%	0.0%
Risk-free rate	1.5%	2.9%
Expected life (years)	1.7 - 2.1	2.7 - 3.1
Expected volatility	105.9%	142.9%

(9) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of October 31, 2019, and 2018, no shares of preferred stock had been issued.

(10) Common Stock

The Company has 100,000,000 shares authorized with a par value of $0.001 per share. As of October 31, 2019, there were 6,489,668 shares issued.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of common stock as a commitment fee. As of October 31, 2019, the Company has sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement. The Company has issued all the shares available for sale under the common stock purchase agreement. The agreement was cancelled on October 24, 2019.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 1,219,010 shares. Shareholder approval is needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. The Company has included a proposal in its proxy statement asking shareholders at the 2019 annual meeting of stockholders, being held on December 20, 2019, to approve an additional 5,400,000 shares to be added to the common stock purchase agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of common stock as a commitment fee. As of October 31, 2019, the Company has not sold any shares of common stock under the agreement.

On January 7, 2019, the Company entered into the 2019 ATM Facility with AGP, under which the Company may issue and sell to or through A.G.P./Alliance Global Partners, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of October 31, 2019, under the 2019 ATM Facility the Company had issued and sold 671,039 shares of its common stock with an aggregate market value of $1.8 million at an average price of $2.69 per share and paid AGP a sales commission of approximately $59,000 related to those shares.

On April 8, 2019, the Company sold 1,542,000 shares of common stock, which includes the sale of 642,000 shares of the Company’s common stock sold by the Company pursuant to the exercise, in full, of the over-allotment option by the underwriters in a public offering, prefunded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of common stock in an underwritten public offering. The net proceeds to the Company from the offering were approximately $15.7 million, after deducting underwriter’s fees and offering expenses payable by the Company.

(11) Treasury Shares

During the six months ended October 31, 2019 and 2018, 481 and 89 shares of common stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock and are reflected in Treasury Stock as of October 31, 2019.

(12) Stock-Based Compensation

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 12,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016 upon approval by the Company’s stockholders the Company increased the number of shares authorized for issuance to 32,036. On December 7, 2018, upon approval by the Company’s stockholders, the Company increased the number of shares authorized for issuance to 132,036. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of October 31, 2019, the Company has 60,279 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of October 31, 2019, there were 25,000 shares available for grant under the 2018 Inducement Plan.

Stock Options

The Company estimates the fair value of each stock option granted, for both service-based and performance-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. There were no shares granted in the three and six months ended October 31, 2019 and 2018.

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2019	65,572	$21.08	8.9
Granted	-	$-
Exercised	-	$-
Cancelled/forfeited	(1,568)	$62.77
Outstanding as of October 31, 2019	64,004	$20.21	8.4
Exercisable as of October 31, 2019	17,754	$51.51	6.6

As of October 31, 2019, the total intrinsic value of both outstanding and exercisable options was zero. As of October 31, 2019, approximately 46,250 additional options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 9.1 years. There was approximately $163,000 and $78,000 of total recognized compensation cost related to stock options during each of the six months ended October 31, 2019 and 2018, respectively. As of October 31, 2019, there was approximately $32,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.10 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2019, the Company did not grant shares subject to service-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2019	4,506	$30.08
Granted	-	$-
Vested	(4,380)	$30.14
Cancelled/forfeited	(126)	$28.00
Issued and unvested at October 31, 2019	-	$-

There was approximately $5,000 and $57,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2019 and 2018, respectively. As of October 31, 2019, there is not unrecognized compensation cost remaining related to unvested restricted stock granted under our plans.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during each of the six months ended October 31, 2019 and 2018.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2019.

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

The following table provides a summary of changes in fair value of the Company’s warrant liabilities held at October 31, 2019.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2018	$201
Change in fair value	(195)
Fair value – April 30, 2019	6

Change in fair value	(6)
Fair value – October 31, 2019	$-

There were no other re-measured assets or liabilities at fair value on a non-recurring basis during the six months ended October 31, 2019 and 2018.

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. On April 5, 2019, a three-person arbitration panel scheduled the discovery process to run from April 12, 2019 until November 9, 2019, set a pre-hearing case management conference for October 14, 2019, and set the hearing for December 9-13, 2019 in Princeton, New Jersey. On September 30, 2019, the parties completed the factual discovery process and the Company identified its expert witnesses. On October 14, 2019, the parties participated in a pre-hearing case management conference with arbitration panel and altered slightly the dates for the hearing. The hearing now will be conducted in Princeton, New Jersey between December 9-11, 2019, and if needed continued between December 16-18, 2019. As of October 31, 2019, the Company has not accrued any provision related to this matter since it is not probable and cannot reasonably estimate the loss contingency.

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

FINRA Review

On April 4, 2019, FINRA notified the Company that it was conducting a routine review of the Company’s stock associated with two public announcements and asked several questions regarding: (i) an April 3, 2019 announcement that the Company had won a contract with a leading oil and gas operator; and (ii) an April 4, 2019 announcement of the pricing of an underwritten public offering. The Company provided its response to the FINRA questions on April 9, 2019. As of December 9, 2019, FINRA has not provided any follow-up.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Statement of Operations. As of April 30, 2017, the Company had recorded a penalty of $132,000 to Selling, general and administrative costs in the Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that the Company will be assessed a penalty relating to these tax years. The Company has estimated this penalty to be $177,000 and as of October 31, 2019 and April 30, 2019 has recorded the penalty in Accrued expenses in the Consolidated Balance Sheets.

(15) Income Taxes

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed (see Note 14 to the Consolidated Financial Statements). At October 31, 2019 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

(16) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During the three and six months ended October 31, 2019 and 2018, the Company’s primary business operations were in North America.

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

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2019 and the first six months of fiscal year 2020, we continued work on projects with the Premier Oil (“PMO”), Eni S.p.A. (“Eni”), the U.S. Navy Small Business Innovation Research (“U.S. SBIR”) program, and a leading oil & gas operator. In fiscal year 2020, the Company’s sold its first PowerBuoy® to EGP.

Product Development

The development of our technology has been funded by capital we raised, by development engineering contracts we received starting in fiscal 1995 with agencies like the Department of Energy (“DOE”), the U.S. Navy, the Department of Homeland Security, and revenue generating projects with MES, Eni and Premier Oil. Through these projects, we also continued development of our PowerBuoy® technologies. We are continuing to focus on marketing and developing our PowerBuoy® products and services for use in unmanned autonomous power applications and communications solutions.

In addition to the PB3 commercial activities, a concerted effort has been underway which is focused on proactively implementing additional features driven by extensive and direct discussions with potential users, customers, marketing partners, and end users in our target markets. Such features include:

●	Enhancement and cost-out of our current PB3 PowerBuoy® product and supporting systems through customary product life cycle management.

●	The design and development of a single point mooring umbilical solution that not only allows for quick deployment of the PowerBuoy® but also enables delivery of power and communication capabilities to customer payloads which are external to the PowerBuoy®, and which may reside in the water column, on the seabed, or both.

●	The design, development and implementation of an advanced buoy controller that reduces controller power consumption and cost by 90% each, improves buoy reliability, and supports high computational speeds needed for the PowerBuoy® monitoring and control.

Additionally, and building upon our initial success in implementing an auto-ballast system in our PB3, we further enhanced this feature in order to achieve faster and more cost effective PB3 deployments and retrievals.

As previously stated, the PB3 has achieved commercial status through a series of design iterations which focused on improving its reliability and survivability in the ocean environment. Though the PB3 will continue to undergo further enhancements through customary product life cycle management, we believe the PB3 has achieved a maturity level for immediate commercial use. We believe that the PB3 will generate and store sufficient power to address various application requirements in our target markets. Our product development and engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys®. If we are able to do so, we believe the PowerBuoy® would be useful as part of broader solutions where cost savings and additional power are required by our potential customers, and would also offer enabling capabilities which may not have been previously available to customers. We continue to explore opportunities in these target markets. We believe that by demonstrating the capability of our PowerBuoy® in oil & gas and telecommunications applications, we can advance our product and services and gain further adoption from our target markets. We continue to improve design and manufacturing to enhance our ability to reduce solution costs, improve customer value, displace incumbent solutions, and become the preferred power source for new and existing applications in our target markets.

We are utilizing our experience with multiple commercial PowerBuoy® deployments globally to continually improve our solutions so that we have higher energy efficiency, additional mooring capability, platform flexibility and high reliability. For example, the redesigned PB3 leverages our knowledge base from past designs to incorporate new design features which we believe will improve its reliability and efficiency.

In November 2018, the Company announced several new product offerings including hybrid PowerBuoy®, subsea battery systems and support services.

●	Hybrid PowerBuoy® - The Company is in the process of creating a hybrid PowerBuoy® that will be a smaller liquid-fueled surface buoy, compared to the wave power generating PB3 PowerBuoy®, capable of providing reliable power in remote offshore locations. This product is to be highly complementary to the PB3 PowerBuoy® by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater Company integration within each customer project. It is primarily intended for shorter term deployment applications such as electric remotely operated vehicles (“eROV’s”) and autonomous underwater vehicles (“AUV’s”) inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid PowerBuoy® is anticipated to be a lightweight, quickly deployable and cost-effective solution. The design is also anticipated to have a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads and battery packs, or with a conventional anchor mooring system. The Company is designing the hybrid PowerBuoy® with a Stirling engine to outperform traditional diesel buoys, which we believe have more frequent service and refueling intervals. We believe the hybrid PowerBuoy® will be able to operate in an environmentally safer manner using more robust fuels, while operating over a wider temperature range and more broad ocean wave conditions than existing diesel buoys.

●	Subsea battery systems – The Company is in the process of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems will contain lithium ion batteries, which provide high power density, to supply power that can enable subsea equipment, sensors, communications, AUV’s and eROV’s recharge. The Company’s PB3 PowerBuoy® is complimentary to subsea battery systems by providing a means for recharging during longer term deployments, or the subsea battery systems can be used independently for shorter term deployments. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be high performance, cost-efficient, and quickly deployable. Given the Company’s expertise in offshore energy storage systems from existing PB3 PowerBuoy® technology, the subsea battery solutions will provide an opportunity for the Company to differentiate through technical, cost and delivery leadership.

●	Support services – The Company offers customers a comprehensive range of support services that meet their specific needs. These support services include innovation services, remote monitoring, extended service agreements, customization and pre-packaged payload options, engineering-design-testing services, mooring design, and marine services. These same support services will be extended to the new subsea battery solution and hybrid PowerBuoy® products.

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

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018

Eni S.p.A.	23%	84%	19%	72%
Premier Oil UK Limited	13%	0%	30%	15%
EGP	47%	16%	24%	13%
U.S. Navy	10%	0%	17%	0%
Other	7%	0%	10%	0%
	100%	100%	100%	100%

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

Customers

●	In September 2019, we entered into two contracts with subsidiaries of EGP which include the sale of a PB3 PowerBuoy® and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) that will be the Company’s first deployment off the coast of Chile. The contract is a result of a detailed feasibility study of the PowerBuoy® as an offshore autonomous platform hosting oceanographic sensor systems conducted in September 2018.

●	In April 2019, we entered into an agreement with a leading oil and gas operator to conduct a detailed feasibility study of using the Company’s technology to monitor subsea wells.

●	In February 2019, we entered into a contract with the U.S. Navy to carry out the first phase of a project to design and develop a buoy mooring system which incorporates fiber optics for the transmission of subsea sensor data to airplanes, ships, and satellites.

●	In August 2018, we entered into an agreement with EGP to evaluate a PB3 deployment along the coast of Chile through a detailed feasibility study of the PowerBuoy® as an offshore autonomous platform hosting oceanographic sensor systems.

●	In June 2018, we entered into a contract with PMO for the lease (for at least three months and a maximum of twelve months) of a PB3 to be deployed in one of PMO’s offshore fields in the North Sea.

●	In March 2018, we entered into an agreement with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 lease and associated project management.

●	In September 2016, we entered into a contract with U.S. Department of Defense Office of Naval Research (“ONR”) totaling approximately $0.2 million to carry out the first phase of a project which focuses on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy® leveraging a number of OPT patents covering such a technology. If successful, this device is expected to be able to respond to the unique set of requirements expected in various military marine applications. We completed the Phase 2 BASE Effort work under the contract which focused on the initial concept design and development of a mass-on-spring PTO-based PowerBuoy®.

●	We have worked with MES (from 2010 to current) to develop several PowerBuoy® projects in Japan. Historically, our agreements with MES have provided for MES to reimburse us for specific costs associated with research, development and deployment of our PowerBuoy® product. In March 2016, we entered into a letter of intent with MES to conduct funded pre-work tasks and to negotiate a definitive agreement that would allow for the lease of the PB3 for a project off the coast of Kozushima Island, Japan following a planned stage gate review. Stage-gate reviews are used in product development to gather key information needed to advance the project to the next gate or decision point. This process is a generally accepted industry practice and has been utilized by other customers such as the DOE. A final contract totaling nearly $1.0 million was negotiated and finalized with MES in May 2016 that included engineering and logistics support, and the lease of our PB3 for a 7-month period, its ocean deployment, associated data collection and monitoring of its performance. Upon the completion of the engineering pre-work and a successful stage gate review, the PB3 was shipped to Japan and was deployed off Kozushima Island from April to September 2017. The MES lease concluded in September 2017 and the PB3 was shipped back to New Jersey.

Partnerships

●	In May 2019, we signed a memorandum of understanding with Modus Seabed Intervention Ltd. (“Modus”). for the purpose of developing and delivering commercial market solutions that offer a step-change in innovation and market value against conventional methodologies, specifically through development and marketing of a combined Hybrid Autonomous Underwater Vehicle (HAUV) charging station which will be able to utilize the PowerBuoy® system for topside charging and communications.

●	In April 2019, we signed a memorandum of understanding with Acteon Field Life Service Ltd. (“Acteon”) to develop, explore and exploit mutual opportunities in the global oil and gas and renewable markets.

●	In January 2019, we entered into a Joint System Solution Development and Marketing Agreement with Saab Seaeye Ltd. (“Saab”). The agreement anticipates a preliminary focus on AUV and eROV charging and communications systems.

●	In December 2018, we signed a letter of intent to enter into a non-exclusive long-term supply agreement with NEC Energy Solutions (“NEC ES”), a pioneer and global leader in utility scale energy storage. Under the terms of the supply agreement, NEC ES will be a supplier of lithium ion batteries for our subsea battery systems.

●	In May 2016, we entered into a Memorandum of Agreement (“MOA”) with Wildlife Conservation Society (“WCS”) to explore the use of our PowerBuoys® in conjunction with ocean life monitoring sensors to collect ocean mammal migration data. The MOA includes the exploration and assessment of the use of the PB3 as an integration platform to provide power and communications to sensors that monitor marine life migrations. An initial effort consisting of a battery powered sensor mounted to the PB3-A1 was deployed off of the coast of New Jersey which sought to establish a baseline acoustic survey. The deployment proceeded for approximately three months and met all project objectives.

●	In 2016, we entered into a cooperative research and development agreement (“CRADA”) with the National Data Buoy Center (“NDBC”) to conduct ocean demonstrations of its innovative Self-Contained Ocean Observing Payload (“SCOOP”) monitoring system integrated into our PB3-A1 PowerBuoy®. NDBC operates a large network of buoys and stations which provide critical meteorological and oceanic observations that are utilized by government, industry, and academia throughout the world. Under the CRADA, an initial ocean demonstration was to be conducted off the coast of New Jersey. We integrated the SCOOP onto our PB3 PowerBuoy® and in June 2016 we deployed the system off the coast of New Jersey. Site-specific measurements of meteorological and ocean conditions, as well as system performance and maintenance data collection, were carried out. The SCOOP was powered by the PB3 and provided metocean data to OPT and to NDBC. The deployment proceeded for approximately three months and met all project objectives.

Business Strategy

We continue to commercialize our PB3 for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Sell and/or lease PB3 PowerBuoy® as part of solution offerings. We believe our PB3 PowerBuoys® are well suited to enable many unmanned, autonomous (non-grid connected) offshore solutions, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform and subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions leveraging both PowerBuoy® sales and leases within our selected markets, and we intend to continue to sell and lease PowerBuoys® to these markets as part of these broader solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life-cycles. We continue to increase our commercial capabilities through new hires in sales and application support, and through engagement of expert market consultants in various geographies.

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

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts on parts of North and South America, Europe and Asia. We believe that each of these areas has sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We believe that offering a turn-key solution, and not just power, is key to securing long term success.

●	Commercial collaborations. We believe that an important element of our business strategy is to collaborate with other organizations to leverage our combined expertise, market presence and access, and core competences across key markets. We have formed such a relationship with several well-known groups, including Modus, Saab, NEC ES, Acteon, MES, PMO and Eni. We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy® in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies to ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regard to servicing of our PB3.

●	PB3 cost reduction and PowerBuoy® product development. Our engineering efforts are focused on customer application development for PB3 sales, cost reduction of our PB3 and improving the energy output, reliability, maintenance interval and expected operating life of our PowerBuoys®. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe we will be able to address new and different applications by developing new products that increase energy output.

Capital Raises

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. As of October 31, 2019, the Company has sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement. The Company has issued all the shares available for sale under the common stock purchase agreement. The agreement was cancelled on October 24, 2019.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 1,219,010 shares. Shareholder approval is needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. The Company has included a proposal in its proxy statement asking shareholders at the 2019 annual meeting of stockholders, being held on December 20, 2019, to approve an additional 5,400,000 shares to be added to the common stock purchase agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of our common stock as a commitment fee. As of October 31, 2019, the Company has not sold any shares of common stock under the agreement.

On January 7, 2019, the Company entered into the 2019 ATM Facility with AGP under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of October 31, 2019, under the 2019 ATM Facility, the Company issued and sold 671,039 shares of its common stock with an aggregate market value of $1.8 million at an average price of $2.69 per share and paid AGP a sales commission of approximately $59,000 related to those shares.

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

Backlog

As of October 31, 2019, the Company’s backlog was $2.4 million. As of April 30, 2019, backlog was $0.9 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $216.0 million at October 31, 2019. Based on the Company’s cash, cash equivalents and restricted cash balances as of October 31, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2020. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2019. There were no material changes in our critical accounting estimates or accounting policies during the six months ended October 31, 2019.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For each of the six-month periods ended October 31, 2019 and 2018, all of the Company’s contracts were classified as firm fixed price.

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2019 and 2018.

	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018
	(in thousands)

Eni S.p.A.	$47	$118	$76	$123
Premier Oil UK Limited	26	-	121	26
EGP	96	23	96	23
U.S. Navy	20	-	72	-
Other	15	-	41	-
	$204	$141	$406	$172

We currently focus our sales and marketing efforts on parts of North America, Europe, South America and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 31, 2019 and 2018.

	Six months ended Ocotber 31,
Customer Location	2019	2018

Europe	59%	100%
South America	24%	0%
United States	17%	0%
	100%	100%

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated accounts had a balance of $0.6 million as of October 31, 2019 and $0.9 million as of October 31, 2018, compared to our total cash, cash equivalents and restricted cash balances of $11.4 million as of October 31, 2019 and $4.6 million as of October 31, 2018. These foreign currency balances are translated each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Three months ended October 31, 2019 compared to the three months ended October 31, 2018

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2019 and 2018.

			% change
	Three months ended October 31,		2019 period to
	2019	2018	2018 period
	(in thousands)

Revenues	$204	$141	45%
Cost of revenues	288	637	-55%
Gross loss	(84)	(496)
Operating expenses:
Engineering and product development costs	1,309	1,574	-17%
Selling, general and administrative costs	1,838	1,849	-1%
Total operating expenses	3,147	3,423
Operating loss	(3,231)	(3,919)
Gain due to the change in fair value of warrant liabilities	-	51	-100%
Interest income, net	32	7	357%
Foreign exchange gain/(loss)	10	(29)	-134%
Net loss	$(3,189)	$(3,890)	-18%

Revenues

Revenues were $0.2 million in the three months ended October 31, 2019, an increase of $0.1 million as compared to the three months ended October 31, 2018. The increase in revenue was the result of the new contracts with EGP, PMO and U.S. Navy.

Cost of revenues

Cost of revenues were $0.3 million in the three months ended October 31, 2019, a decrease of $0.3 million compared to the three months ended October 31, 2018. Cost of revenues for the three months ended October 31, 2018 included higher spending on our Eni project and a reserve for loss on contracts of $0.2 million.

Engineering and product development costs

Engineering and product development costs for the three months ended October 31, 2019 and 2018 were $1.3 million and $1.6 million, respectively. The decrease is the result of lower spending on buoy builds of $0.7 million mostly offset by higher spending on new product development in the current year period as compared to the same period in fiscal 2018.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended October 31, 2019 and 2018 were $1.8 million and $1.8 million, respectively. Increased personnel costs of $0.1 million were offset by lower spending on investor relations and professional fees of $0.1 million, keeping spending relatively flat as compared to the same period in fiscal 2018.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended October 31, 2019 was an unrealized gain of zero versus an unrealized gain of $51,000 for the three months ended October 31, 2018. The change between periods is due primarily to a lower stock price during the three months ended October 31, 2019.

Interest income, net

Interest income, net during the three months ended October 31, 2019 was $32,000, compared to $7,000 during the three months ended October 31, 2018. The increase of $25,000 is due to higher cash balances in the three months ended October 31, 2019 as compared to the three months ended October 31, 2018.

Foreign exchange gain/(loss)

Foreign exchange gain during the three months ended October 31, 2019 was $10,000 compared to a loss of $29,000 during the three months ended October 31, 2018. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Six months ended October 31, 2019 compared to the six months ended October 31, 2018

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2019 and 2018.

			% change
	Six months ended October 31,		2019 period to
	2019	2018	2018 period
	(in thousands)

Revenues	$406	$172	136%
Cost of revenues	655	780	-16%
Gross loss	(249)	(608)
Operating expenses:
Engineering and product development costs	2,507	2,722	-8%
Selling, general and administrative costs	3,534	3,902	-9%
Total operating expenses	6,041	6,624
Operating loss	(6,290)	(7,232)
Gain due to the change in fair value of warrant liabilities	6	136	-96%
Interest income, net	74	21	252%
Foreign exchange loss	(4)	(55)	-93%
Net loss	$(6,214)	$(7,130)	-13%

Revenues

Revenues were $0.4 million in the six months ended October 31, 2019, an increase of $0.2 million as compared to the six months ended October 31, 2018. The increase in revenue was the result of the contracts with EGP, PMO, and U.S. Navy.

Cost of revenues

Cost of revenues were $0.7 million in the six months ended October 31, 2019, a decrease of $0.1 million compared to the six months ended October 31, 2018. This is a result of decreased costs associated with lower spending on our EGP and PMO projects offset by spending on new projects as compared to the same period in fiscal 2018.

Engineering and product development costs

Engineering and product development costs for the six months ended October 31, 2019 and 2018 were $2.5 million and $2.7 million, respectively. The decrease is a result of lower spending on buoy builds of $0.5 million mostly offset by higher spending on new product development in the current year period as compared to the same period in fiscal 2018.

Selling, general and administrative costs

Selling, general and administrative costs for the six months ended October 31, 2019 and 2018 were $3.5 million and $3.9 million, respectively. The decrease of $0.4 million was mostly due to lower spending on professional fees of $0.3 million and lower personnel costs of $0.1 million as compared to the same period in fiscal 2018.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the six months ended October 31, 2019 was an unrealized gain of $6,000 versus an unrealized gain of $136,000 for the six months ended October 31, 2018. The change between periods is due primarily to a lower stock price during the six months ended October 31, 2019.

Interest income, net

Interest income, net during the six months ended October 31, 2019 was $74,000 as compared to $21,000 during the six months ended October 31, 2018. The increase of $53,000 is due to higher cash balances in the six months ended October 31, 2019 as compared to the six months ended October 31, 2018.

Foreign exchange gain/(loss)

Foreign exchange loss during the six months ended October 31, 2019 was $4,000 compared to a loss of $55,000 during the six months ended October 31, 2018. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

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

Net cash used in operating activities

Net cash flows used in operating activities during the six months ended October 31, 2019 were $6.4 million, a decrease of $1.2 million compared to $7.6 million during the six months ended October 31, 2018. The decrease was primarily due to lower net loss of $0.9 million and the six months ended October 31, 2018 included a deferred credit payment of $0.6 million.

Net cash used in investing activities

Net cash used in investing activities during the six months ended October 31, 2019 was $41,000, an increase of $14,000 compared to net cash used by investing activities during the six months ended October 31, 2018. The increase in net cash used in investing activities was due to the net change in market securities and lower spending on the purchase of computers, equipment and furniture.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2019 was $0.7 million compared to net cash provided by financing activities during the six months ended October 31, 2018 of $0.1 million. Increase in net cash provided by financing activities during the six months ended October 31, 2019 includes more proceeds from capital raises of $0.7 million.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $5,000 in the six months ended October 31, 2019 and a decrease of $75,000 in the six months ended for October 31, 2018. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $216.0 million at October 31, 2019. As of October 31, 2019, we had approximately $11.4 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $0.4 million and $0.2 during the six months ended October 31, 2019 and 2018, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of October 31, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ended July 31, 2020. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2019 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements in our Annual Report on Form10-K for the year ended April 30, 2019, and Note 14 to the Consolidated Financial Statements under Part I, Item 1 of this report.

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

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $216.0 million as of October 31, 2019. As of October 31, 2019, the Company had approximately $11.4 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $0.4 million and $0.2 million during the six months ended October 31, 2019 and 2018, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of October 31, 2019, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2020.

We continue to experience operating losses and currently have only three revenue producing contracts, one with EGP for the sale of a PB3 and supply of a turn-key integrated OSL. The other contract is with Premier Oil for the lease of a PB3 PowerBuoy® in one of PMO’s offshore fields in the North Sea. The last contract with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 PowerBuoy® lease and associated project management. During fiscal 2019, our net burn rate (cash used in operations less cash generated by operations) including engineering and product development spending was approximately $1.0 million per month.

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

We have incurred net losses since we began operations in 1994, including net losses of $6.2 million during the six months ended October 31, 2019 and $12.2 million in fiscal 2019. As of October 31, 2019, we had an accumulated deficit of $216.0 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Product and technological developments are accomplished primarily through internally-funded R&D projects. Because it is not generally possible to predict the amount of time required and costs involved in achieving certain R&D objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our financial condition and results of operations may be materially and adversely affected if:

●	Product improvements are not completed on a timely basis;

●	New products are not introduced on a timely basis or do not achieve sufficient market penetration;

●	There are budget overruns or delays in R&D efforts; or

●	New products experience reliability or quality problems, or otherwise do not meet customer preferences or requirements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

August 1 - August 31	-	$-	-	-
September 1 - September 30	-	$-	-	-
October 1 - October 31	-	$-	-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.		EXHIBIT INDEX

10.1

Supply and Service Contract by and between Ocean Power Technologies, Inc. and Empresa Electrica Panguipulli dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019).

10.2

Supply and Service Contract by and between Ocean Power Technologies, Inc. and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019).

10.3		Common Stock Purchase Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 24, 2019).

10.4		Registration Rights Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on October 24, 2019).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – October 31, 2019 (unaudited) and April 30, 2019, (ii) Consolidated Statements of Operations (unaudited) – three and six months ended October 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and six months ended October 31, 2019 and 2018, (iv) Consolidated Statement of Stockholders’ Equity (unaudited) – three and six months ended October 31, 2019 (v) Consolidated Statements of Cash Flows (unaudited) –six months ended October 31, 2019 and 2018, (vi) Notes to Consolidated Financial Statements.**

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

Ocean Power Technologies, Inc.
(Registrant)

Date: December 9, 2019		/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Date: December 9, 2019		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer

