Form 10-Q
period 2020-01-31
Ocean Power Technologies, Inc.
filed 2020-03-09
CIK 1378140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2020

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission file number: 001-33417

OCEAN POWER TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2535818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 ENGELHARD DRIVE, SUITE B, MONROE TOWNSHIP, NJ 08831

(Address of Principal Executive Offices, Including Zip Code)

(609) 730-0400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value	OPTT	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of March 5, 2020, the number of outstanding shares of common stock of the registrant was 9,255,500.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	January 31, 2020	April 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,877	$16,660
Restricted cash- short-term	707	344
Accounts receivable	70	63
Contract assets	35	15
Other current assets	1,095	537
Total current assets	11,784	17,619
Property and equipment, net	536	592
Right-of-use asset, net	1,215	-
Restricted cash- long-term	221	155
Total assets	$13,756	$18,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118	$312
Accrued expenses	2,208	1,938
Contract liabilities	295	188
Warrant liabilities	-	6
Right-of-use liability- current	222	-
Total current liabilities	2,843	2,444
Right-of-use liability	1,139	-
Deferred rent	-	147
Total liabilities	3,982	2,591
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 8,699,319 and 5,425,517 shares, respectively	9	5
Treasury stock, at cost; 4,251 and 3,770 shares, respectively	(302)	(301)
Additional paid-in capital	229,167	226,026
Accumulated deficit	(218,917)	(209,784)
Accumulated other comprehensive loss	(183)	(171)
Total stockholders’ equity	9,774	15,775
Total liabilities and stockholders’ equity	$13,756	$18,366

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019

Revenues	$725	$268	$1,131	$440
Cost of revenues	681	400	1,335	1,180
Gross profit/(loss)	44	(132)	(204)	(740)

Operating expenses:
Engineering and product development costs	896	1,382	3,403	4,105
Selling, general and administrative costs	2,093	2,008	5,629	5,909
Total operating expenses	2,989	3,390	9,032	10,014
Operating loss	(2,945)	(3,522)	(9,236)	(10,754)

Gain due to the change in fair value of warrant liabilities	-	47	6	183
Interest income, net	27	2	102	23
Foreign exchange gain/(loss)	(1)	12	(5)	(43)
Loss before income taxes	(2,919)	(3,461)	(9,133)	(10,591)
Income tax benefit	-	850	-	850
Net loss	$(2,919)	$(2,611)	$(9,133)	$(9,741)
Basic and diluted net loss per share	$(0.46)	$(2.72)	$(1.40)	$(10.46)
Weighted average shares used to compute basic and diluted net loss per share	6,318,162	959,287	6,543,500	931,052

See accompanying notes to unaudited consolidated financial statements.

3

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019

Net loss	$(2,919)	$(2,611)	$(9,133)	$(9,741)
Foreign currency translation adjustment	(11)	1	(12)	(4)
Total comprehensive loss	$(2,930)	$(2,610)	$(9,145)	$(9,745)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

(Unaudited)

	Three Months Ended January 31, 2020
							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at October 31, 2019	6,489,668	$7	(4,251)	$(302)	$227,214	$(215,998)	$(173)	10,749
Net loss						(2,919)		(2,919)
Stock based compensation					56			56
Issuance of restricted stock, net	65,060	-			-			-
Exercise of prefunded warrants, net of issuance costs	264,280	-			2			2
Sale of stock to Aspire ELOC, net of financing costs	1,024,205	1			849			850
Sale of stock thru AGP ATM, net of financing costs	856,106	1			1,045			1,046
Other comprehensive loss							(11)	(11)
Balance, January 31, 2020	8,699,319	$9	(4,251)	$(302)	$229,167	$(218,917)	$(183)	$9,774

	Nine Months Ended January 31, 2020
							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at April 30, 2019	5,425,517	$5	(3,770)	$(301)	$226,026	$(209,784)	$(171)	$15,775
Net loss						(9,133)		(9,133)
Stock based compensation					225			225
Issuance of restricted stock, net	64,928	-			-			-
Exercise of prefunded warrants, net of issuance costs	614,280	1			(16)			(16)
Common stock issued for commitment fee- Aspire	194,805	1			294			295
Sale of stock to Aspire ELOC, net of financing costs	1,024,205	1			849			850
Sale of stock thru AGP ATM, net of financing costs	1,375,584	1			1,790			1,791
Acquisition of treasury stock			(481)	(1)				(1)
Other comprehensive loss							(12)	(12)
Balance, January 31, 2020	8,699,319	$9	(4,251)	$(302)	$229,167	$(218,917)	$(183)	$9,774

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

	Three Months Ended January 31, 2019
							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at October 31, 2018	19,067,868	$19	(75,782)	$(301)	$208,714	$(204,668)	$(165)	3,599
Net loss					-	(2,611)		(2,611)
Stock based compensation					65			65
Issuance of restricted stock, net	(97,297)							-
Sale of stock thru AGP ATM, net of financing costs	1,419,538	1			394			395
Other comprehensive loss							1	1
Balance, January 31, 2019	20,390,109	$20	(75,782)	$(301)	$209,173	$(207,279)	$(164)	$1,449

	Nine Months Ended January 31, 2019
							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at April 30, 2018	18,424,939	$18	(74,012)	$(300)	$208,216	$(197,538)	$(160)	10,236
Net loss						(9,741)		(9,741)
Stock based compensation					200			200
Issuance of restricted stock, net	(82,939)							-
Common stock issued for commitment fee	428,571				295			295
Sale of stock thru AGP ATM, net of financing costs	1,619,538	2			462			464
Acquisition of treasury stock			(1,770)	(1)				(1)
Other comprehensive loss							(4)	(4)
Balance, January 31, 2019	20,390,109	$20	(75,782)	$(301)	$209,173	$(207,279)	$(164)	$1,449

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended January 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(9,133)	$(9,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	5	43
Depreciation and amortization	263	135
Compensation expense related to stock option grants and restricted stock	225	200
Gain due to the change in fair value of warrant liabilities	(6)	(183)
Changes in operating assets and liabilities:
Accounts receivable	(7)	105
Unbilled receivables	-	71
Contract assets	(20)	(85)
Other assets	19	(203)
Accounts payable	(194)	(116)
Accrued expenses	257	281
Deferred rent	-	5
Deferred credit payable	-	(600)
Unearned revenue	-	(18)
Change in lease liability	(147)	-
Contract liabilities	107	256
Net cash used in operating activities	(8,631)	(9,850)
Cash flows from investing activities:
Purchases of marketable securities	-	(25)
Maturities of marketable securities	-	50
Purchase of computers, equipment and furniture	(61)	(54)
Net cash used in investing activities	(61)	(29)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	464
Proceeds from issuance of common stock- Aspire financing net of issuance costs	850	-
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	1,520	-
Costs associated with exercise of pre-funded warrants	(16)	-
Payment of capital lease obligations	-	(23)
Acquisition of treasury stock	(1)	(1)
Net cash provided by financing activities	2,353	440
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(58)
Net decrease in cash, cash equivalents and restricted cash	(6,354)	(9,497)
Cash, cash equivalents and restricted cash, beginning of period	17,159	12,225
Cash, cash equivalents and restricted cash, end of period	$10,805	$2,728

Supplemental schedule of cash flows information:
Cash paid for interest	$-	$1

Supplemental disclosure of noncash operating activities:
Prepaid financing costs reported in accrued expenses	$13	$-

Supplemental disclosure of noncash investing activities:
Acquisition of computers, equipment and furniture through accounts payable	$-	$2

Supplemental disclosure of noncash financing activities:
Common stock issued for payment of commitment fee	$295	$295
Outstanding receivable for sale of shares through AGP At the Market program	$271	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019 and its Quarterly Reports on Form 10-Q for the quarters ended July 31, 2019 and October 31, 2019, each filed with the Securities and Exchange Commission (“SEC”), and elsewhere in this Form 10-Q.

c)	Liquidity/Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $218.9 million as of January 31, 2020. As of January 31, 2020, the Company had approximately $10.8 million in cash, cash equivalents, and restricted cash on hand. The Company generated revenues of $1.1 million and $0.4 million during the nine months ended January 31, 2020 and 2019, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of January 31, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending October 31, 2020. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. The Company will require additional equity and/or debt financing to continue its operations into Fiscal Year 2021. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In fiscal 2019 and during the nine months ended January 31, 2020, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of PowerBuoys®, its inability to market and commercialize its PowerBuoys® and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company currently has committed sources of equity financing through its At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and the Aspire Capital financing (each discussed further below), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. The agreement was cancelled on October 24, 2019, and as of that date, the Company had sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 1,219,010 shares including shares issued as a commitment fee. Shareholder approval is needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. At the 2019 annual meeting of stockholders, held on December 20, 2019, the Company’s stockholders approved an additional 5,400,000 shares to be issued pursuant to the common stock purchase agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of our common stock as a commitment fee. As of January 31, 2020, the Company has sold 1,024,205 shares of common stock with an aggregate market value of $901,206 at an average price of $0.88 per share pursuant to this common stock purchase agreement.

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

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with AGP, under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. Through January 31, 2020, under the 2019 ATM Facility, the Company sold and issued 1,527,145 shares of its common stock with an aggregate market value of $2.9 million at an average price of $1.91 per share and paid AGP a sales commission of approximately $94,724 related to those shares.

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

	January 31, 2020	April 30, 2019
	(in thousands)

Checking and savings accounts	$948	$860
Money market account	8,929	15,800
	$9,877	$16,660

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of various security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company’s subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.4 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date but is cancelable at the discretion of the bank. As of January 31, 2020, there were no letters of credit outstanding under this agreement.

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

	January 31, 2020	April 30, 2019
	(in thousands)

Barclay’s Bank Agreement	$-	$344
Santander Bank	928	155
	$928	$499

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sum to the total of the same such amounts shown in the Statement of Cash Flows.

	January 31, 2020	April 30, 2019
	(in thousands)

Cash and cash equivalents	$9,877	$16,660
Restricted cash- short term	707	344
Restricted cash- long term	221	155
	$10,805	$17,159

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

(f) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and cash. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with strong financial strength. The Company invests its excess cash in a money market fund and does not believe that it is exposed to any significant risks related to its cash accounts and money market fund. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of January 31, 2020 was $0.3 million.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
Customer	2020	2019	2020	2019

Eni S.p.A.	6%	53%	10%	60%
Premier Oil UK Limited	1%	47%	11%	35%
EGP	93%	0%	68%	5%
Other	0%	0%	11%	0%
	100%	100%	100%	100%

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

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 5,565,462 and 1,786,494 for each of the three and nine months ended January 31, 2020 and 2019, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(i) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three and nine months ended January 31, 2020 and 2019:

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
	(in thousands)

Product development	$12	$(14)	$52	$7
Selling, general and administrative	44	79	173	193
Total share-based compensation expense	$56	$65	$225	$200

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the nine-month period ended January 31, 2020 and 2019 all of the Company’s contracts were classified as firm fixed price.

As of January 31, 2020, the Company’s total remaining performance obligations, also referred to as backlog, totaled $1.4 million. The Company expects to recognize approximately 99%, or $1.3 million, of the remaining performance obligations as revenue over the next twelve months.

PB3 PowerBuoy® Leasing

The Company enters into lease arrangements with certain customers for their PB3 PowerBuoy® (“PB3”). As of January 31, 2020, the Company has two lease arrangements with up to 4 months remaining in their terms. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the three and nine months ended January 31, 2020 was immaterial.

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

Accounts Receivable

The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of good has transferred to the customer. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represent their estimated realizable value. Accounts receivable consisted of the following at January 31, 2020 and April 30, 2019.

	January 31, 2020	April 30, 2019
	(in thousands)

Opening balance	$63	$171
Amount invoiced to customer	1,217	857
Collections	(1,210)	(965)
Ending balance	$70	$63

Contract Assets and Contract Liabilities

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. The increase in contract assets is primarily a result of services performed but unbilled during the nine months ended January 31, 2020.

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities is primarily a result of an advance payment made by EGP during the nine months ended January 31, 2020.

(4) Other Current Assets

Other current assets consist of the following at January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019
	(in thousands)

Deposits	$71	$63
Other receivables	273	44
Prepaid insurance	161	93
Prepaid offering costs	423	144
Prepaid expenses- other	167	193
	$1,095	$537

(5) Property and Equipment, net

The components of property and equipment, net as of January 31, 2020 and April 30, 2019 consisted of the following:

	January 31, 2020	April 30, 2019
	(in thousands)

Equipment	$342	339
Computer equipment & software	719	558
Office furniture & equipment	341	341
Leasehold improvements	474	474
Equipment under capitalized lease	-	103
Construction in process	15	15
	$1,891	$1,830
Less: accumulated depreciation	(1,355)	(1,238)
	$536	$592

Depreciation expense was approximately $40,000 and $45,000 for the three-month period ended January 31, 2020 and 2019, and approximately $117,000 and $135,000 for the nine-month period ended January 31, 2020 and 2019, respectively.

(6) Leases

Lessor Information

As of January 31, 2020, the Company has two leases which have been classified as operating leases per accounting guidance contained within ASC Topic 842,” Leases”. The Company’s remaining operating lease term on these leases is less than a year. The maturity of lease payments remaining on this lease is immaterial. The accounting of the operating lease income according to ASC Topic 842, “Leases” is similar to the accounting in prior years.

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

Right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company used the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset. Variable lease expenses, if any, are recorded as incurred. The operating lease straight-line expense in the Consolidated Statement of Operations for the three and nine months ended January 31, 2020 was $79,000 and $238,000. The operating cash flows from operating leases cash payments for the three and nine months ended January 31, 2020 was $82,000 and $240,000.

Information related to the Company’s right-of use assets and lease liabilities as of January 31, 2020 was as follows:

January 31, 2020
(in thousands)
Operating lease:
Operating right-of-use asset, net	$1,215

Right-of-use liability- current	222
Right-of-use liability- long term	1,139
Total lease liability	$1,361

Weighted average remaining lease term- operating leases	4.74 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

January 31, 2020
(in thousands)

2020 (Feb- April)	82
2021	331
2022	341
2023	352
2024	362
Thereafter	184
Total future minimum lease payments	$1,652
Less imputed interest	(291)
Total	$1,361

ASC 840 Disclosure

The Company elected the modified retrospective transition method and is required to present previously disclosed information under the prior accounting standard for leases.

Lessee Information

Future minimum lease payments under the Company’s operating lease as of April 30, 2019 are as follows:

April 30, 2019
(in thousands)

2020	322
2021	331
2022	341
2023	352
2024	362
Thereafter	184
$1,892

(7) Accrued Expenses

Accrued expenses consist of the following at January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019
	(in thousands)

Project costs	$21	$9
Contract loss reserve	264	211
Employee incentive payments	682	580
Accrued salary and benefits	470	500
Legal and accounting fees	303	273
Accrued taxes payable	177	177
Other	292	188
	$2,208	$1,938

(8) Warrants

Liability Classified Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of Common Stock together with warrants to purchase up to an aggregate of 7,298 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.35 of a share of Common Stock at a combined purchase price of $92.00. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. As of January 31, 2020, none of the warrants have been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock. Each share of Common Stock was sold together with a warrant to purchase 0.30 of a share of Common Stock at a combined purchase price of $135.00. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance. As of January 31, 2020, none of the warrants have been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of January 31, 2020, 3,246,400 of the pre-funded warrants have been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of January 31, 2020, none of the common stock warrants have been exercised.

The Company accounts for warrants issued in connection with its June and July 2016 public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. The warrants have a value of zero at January 31, 2020 and $6,000 at April 30, 2019 and are reflected within “Warrant liabilities” in the Consolidated Balance Sheets. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.

An unrealized gain of approximately zero and $47,000 for the three months ended January 31, 2020 and 2019, respectively, and $6,000 and $183,000 for the nine months ended January 31, 2020 and 2019, respectively, were included within “Gain due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	January 31, 2020	January 31, 2019

Dividend rate	0.0%	0.0%
Risk-free rate	1.5%	2.4%
Expected life (years)	1.3 - 1.4	2.5 - 2.8
Expected volatility	109.8% - 130.1%	90.8% - 142.7%

(9) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of January 31, 2020, and 2019, no shares of preferred stock had been issued.

(10) Common Stock

The Company has 100,000,000 shares authorized with a par value of $0.001 per share. As of January 31, 2020, there were 8,699,319 shares issued.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of common stock as a commitment fee. The agreement was cancelled on October 24, 2019, and as of that date, the Company had sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 1,219,010 shares. Shareholder approval is needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. At the 2019 annual meeting of stockholders, held on December 20, 2019, the Company’s stockholders approved an additional 5,400,000 shares to be issued pursuant to the common stock purchase agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of common stock as a commitment fee. As of January 31, 2020, the Company has sold 1,024,205 shares of common stock with an aggregate market value of $901,206 at an average price of $0.88 per share pursuant to this common stock purchase agreement.

On January 7, 2019, the Company entered into the 2019 ATM Facility with AGP, under which the Company may issue and sell to or through A.G.P./Alliance Global Partners, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of January 31, 2020, under the 2019 ATM Facility the Company had issued and sold 1,527,145 shares of its common stock with an aggregate market value of $2.9 million at an average price of $1.91 per share and paid AGP a sales commission of approximately $94,724 related to those shares.

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

(11) Treasury Shares

During the nine months ended January 31, 2020 and 2019, 481 and 1,770 shares of common stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock and are reflected in Treasury Stock as of January 31, 2020.

(12) Stock-Based Compensation

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 12,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016 upon approval by the Company’s stockholders the Company increased the number of shares authorized for issuance to 32,036. On December 7, 2018, upon approval by the Company’s stockholders, the Company increased the number of shares authorized for issuance to 132,036. On December 20, 2019, upon approval by the Company’s stockholders, the Company increased the number of shares authorized for issuance to 732,036. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of January 31, 2020, the Company has 167,784 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of January 31, 2020, there were 11,487 shares available for grant under the 2018 Inducement Plan.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. There were 411,666 and 49,750 shares granted in the three and nine months ended January 31, 2020 and 2019.

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019

Risk-free interest rate	1.7%	2.7%	1.7%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	5.5- 5.7	5.5	5.5- 5.7	5.5
Expected volatility	127.6% - 128.2%	126.4%	127.6% - 128.2%	126.4%

Performance Stock Options

The Company in January of 2020 issued 81,334 performance-based stock options to two of its executives. The awards can vest over 2 years if there is positive total shareholder return (e.g. share price increase) as measured to the 5-day (January 11-15, 2021) and (January 10-14, 2022) share price VWAP. There were 81,334 shares unvested and outstanding for the nine months ended January 31, 2020. The Company determined these awards contain a market- based condition and estimated the fair value using the Monte Carlo simulation model with the following assumptions:

Risk-free interest rate	2.3%
Expected dividend yield	0.0%
Expected life (in years)	10.0
Expected volatility	115.0%

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2019	65,572	$21.08	8.9
Granted	493,000	$1.05
Exercised	-	$-
Cancelled/forfeited	(2,073)	$52.66
Outstanding as of January 31, 2020	556,499	$3.24	9.7
Exercisable as of January 31, 2020	63,499	$20.21	8.0

As of January 31, 2020, the total intrinsic value of both outstanding and exercisable options was zero. As of January 31, 2020, approximately 493,000 additional options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 10.0 years. There was approximately $207,000 and $151,000 of total recognized compensation cost related to stock options during each of the nine months ended January 31, 2020 and 2019, respectively. As of January 31, 2020, there was approximately $429,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the nine months ended January 31, 2020, the Company granted 13,513 shares subject to service-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price
	of Shares	per Share

Issued and unvested at April 30, 2019	4,506	$30.08
Granted	13,513	$1.48
Vested	(4,380)	$30.14
Cancelled/forfeited	(126)	$28.00
Issued and unvested at January 31, 2020	13,513	$1.48

There was approximately $10,000 and $49,000 of total recognized compensation cost related to restricted stock for the nine months ended January 31, 2020 and 2019, respectively. As of January 31, 2020, there is 15,000 unrecognized compensation cost remaining related to unvested restricted stock granted under our plans.

During the nine months ended January 31, 2020, the Company granted 51,547 shares, subject to service-based vesting requirements, to an executive that were outside the Company stock incentive plans. There was approximately $8,000 of total recognized compensation cost related to this award for the nine months ended January 31, 2020. As of January 31, 2020, there is $43,000 unrecognized compensation cost remaining related to this award.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during each of the nine months ended January 31, 2020 and 2019.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2020.

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

The following table provides a summary of changes in fair value of the Company’s warrant liabilities held at January 31, 2020.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Total
Warrant
Liability
(in thousands)

Fair value – April 30, 2018	$201
Change in fair value	(195)
Fair value – April 30, 2019	6

Change in fair value	(6)
Fair value – January 31, 2020	$-

There were no other re-measured assets or liabilities at fair value on a non-recurring basis during the nine months ended January 31, 2020 and 2019.

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. On April 5, 2019, a three-person arbitration panel scheduled the discovery process to run from April 12, 2019 until November 9, 2019, set a pre-hearing case management conference for October 14, 2019, and set the hearing for December 9-13, 2019 in Princeton, New Jersey. On September 30, 2019, the parties completed the factual discovery process and the Company identified its expert witnesses. On October 14, 2019, the parties participated in a pre-hearing case management conference with arbitration panel and altered slightly the dates for the hearing. The hearing was conducted in Princeton, New Jersey between December 9-11, 2019, and between December 16-18, 2019, and on December 18, 2019 the panel decided to continue the hearing for at least another day of testimony on May 18, 2020. As of January 31, 2020, the Company has not accrued any provision related to this matter since it is not probable and cannot reasonably estimate the loss contingency.

FINRA Review

On April 4, 2019, FINRA notified the Company that it was conducting a routine review of the Company’s stock associated with two public announcements and asked several questions regarding: (i) an April 3, 2019 announcement that the Company had won a contract with a leading oil and gas operator; and (ii) an April 4, 2019 announcement of the pricing of an underwritten public offering. The Company provided its response to the FINRA questions on April 9, 2019. As of March 9, 2020, FINRA has not provided any follow-up.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed. The branch reported net operating losses for each of the years reported that the Spanish tax inspector claims should have been capitalized on the balance sheet instead of charged as an expense in the Consolidated Statement of Operations. As of April 30, 2017, the Company had recorded a penalty of $132,000 to Selling, general and administrative costs in the Consolidated Statement of Operations. The Spanish tax inspector has recently closed its discussion relating to the capitalization of expenses and as of April 30, 2018 the Company reversed the penalty. However, the Spanish tax inspector has now raised questions with respect to the Company’s recognition of funds received in 2011 to 2014 from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that the Company will be assessed a penalty relating to these tax years. The Company has estimated this penalty to be $177,000 and as of January 31, 2020 and April 30, 2019 has recorded the penalty in Accrued expenses in the Consolidated Balance Sheets.

(15) Income Taxes

During the three and nine months ended January 31, 2019, the Company recorded an income tax benefit of $0.9 million, representing the proceeds from the sale of $9.1 million of New Jersey net operating loss carryforwards and research and development tax credits. During the three and nine months ended January 31, 2020, the Company has not received any proceeds from the sale of its New Jersey net operating loss carryforwards and research and development tax credits.

Other than the sale of New Jersey net operating loss carryforwards and research and development tax credits, the Company did not recognize any consolidated income tax benefit (expense) during the three and nine months ended January 31, 2020 and 2019. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years. Accordingly, the benefit of the net operating loss that would have been recognized was offset by changes in the valuation allowance.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2008 to 2014, when our Spanish branch was closed (see Note 14 to the Consolidated Financial Statements). At January 31, 2020 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

(16) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During the three and nine months ended January 31, 2020 and 2019, the Company’s primary business operations were in North America.

(17) Subsequent Event

Nasdaq Delisting Notification

On March 3, 2020, the Company received a notification from the Nasdaq Stock Market (the “NASDAQ”) indicating that the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days and as a result, the Company is not in compliance with the minimum bid price requirement for continued listing. The Nasdaq notice has no immediate effect on the listing or trading of the Company’s common stock. Under the Nasdaq Listing Rules, the Company has a grace period of 180 calendar days, or until August 31, 2020, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period.

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

Overview

Nearly 70% of the earth’s surface is covered by water, and over 40% of the world’s population lives within approximately 150 miles of a coast. Thousands of information gathering and/or power systems are deployed in the oceans today to increase our understanding of weather, climate change, biological processes, and marine mammal patterns as well as supporting exploration, security and defense and operations for industries such as oil and gas. Most of these systems are powered by battery, solar, wind, fuel cell, or fossil fuel generators that may be unreliable, carbon intensive, and expensive to operate while they also may be limited in their ability to deliver ample electric power. These current systems often necessitate significant tradeoffs in sensor accuracy, data processing and communications bandwidth and frequency in order to operate given limited available power. More persistent power systems requiring less maintenance and being carbon neutral, such as our systems, may have the ability to save costs over these current systems. Equally important are increases in available power which may allow for better sensors, faster data sampling and higher frequency communication intervals up to real-time which could improve scientific and economic returns.

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

In addition to leveraging earlier design aspects of our autonomous PowerBuoy®, the PB3 has undergone extensive factory and in-ocean design validation testing. Currently, our engineering efforts are continuing to expand the PowerBuoy® capability with simplified deployment and mooring options and working together with our customer base to ensure flexible systems integration and to optimize energy output. Our marketing efforts are focused on applications in remote offshore locations that require clean, reliable and persistent power and communications, either by supplying electric power to payloads that are integrated directly in or on our PowerBuoy® or located in its vicinity, such as on the seabed and in the water column.

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

Since fiscal 2002, government agencies have accounted for a significant portion of our revenues. These revenues were largely for the support of our development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of our products, and sales of services to support our business operations. As we continue to develop and commercialize our products, we expect to have a net loss of cash from operating activities unless and until we achieve positive cash flow from the commercialization of our products and services. During fiscal 2019 and the first nine months of fiscal year 2020, we continued work on projects with the Premier Oil (“PMO”), Eni S.p.A. (“Eni”), the U.S. Navy Small Business Innovation Research (“U.S. SBIR”) program, and a leading oil & gas operator. In fiscal year 2020, the Company’s sold its first PowerBuoy® to EGP.

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

In addition to the PB3 commercial activities, a concerted effort has been underway which is focused on proactively implementing additional features driven by extensive and direct discussions with potential users, customers, marketing partners, and end users in our target markets. Such features include:

●	Enhancement and cost-out of our current PB3 PowerBuoy® product and supporting systems through customary product life cycle management.

●	The design and development of a single point mooring umbilical solution that not only allows for quick deployment of the PowerBuoy® but also enables delivery of power and communication capabilities to customer payloads which are external to the PowerBuoy®, and which may reside in the water column, on the seabed, or both.

●	The design, development and implementation of an advanced buoy controller that significantly reduces power consumption and continues to address buoy reliability, and supports high computational speeds needed for the PowerBuoy® monitoring and control.

As previously stated, the PB3 has achieved commercial status through a series of design iterations which focused on improving its reliability and survivability in the ocean environment. Though the PB3 will continue to undergo further enhancements through customary product life cycle management, we believe the PB3 has achieved a maturity level for immediate commercial use. We believe that the PB3 will generate and store sufficient power to address various application requirements in our target markets. Our product development and engineering efforts are focused, in part, on increasing the energy output and efficiency of our PowerBuoys®. If we are able to do so, we believe the PowerBuoy® would be useful as part of broader solutions where cost savings and additional power are required by our potential customers and would also offer enabling capabilities which may not have been previously available to customers. We continue to explore opportunities in these target markets. We believe that by demonstrating the capability of our PowerBuoy® in oil & gas, fishery protection, marine monitoring, and telecommunications applications, we can advance our product and services and gain further adoption from our target markets. We continue to improve design and manufacturing to enhance our ability to reduce solution costs, improve customer value, displace incumbent solutions, and become the preferred power source for new and existing applications in our target markets.

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

In fiscal year 2019, the Company announced several new product offerings including hybrid PowerBuoy®, subsea battery systems and support services.

●	Hybrid PowerBuoy® - The Company is in the process of creating a hybrid PowerBuoy® that will be a smaller solar powered and liquid-fueled surface buoy, compared to the wave power generating PB3 PowerBuoy®, capable of providing reliable power in remote offshore locations. This product is to be highly complementary to the PB3 PowerBuoy® by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater Company integration within each customer project. It is primarily intended for shorter term deployment applications such as electric remotely operated vehicles (“eROV’s”) and autonomous underwater vehicles (“AUV’s”) inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid PowerBuoy® is anticipated to be a lightweight, quickly deployable and cost-effective solution. The design is also anticipated to have a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads and battery packs, or with a conventional anchor mooring system. The Company is designing the hybrid PowerBuoy® with a Stirling engine to outperform traditional diesel buoys, which we believe have more frequent service and refueling intervals and higher carbon intensities. We believe the hybrid PowerBuoy® will be able to operate in an environmentally safer manner using more robust fuels, while operating over a wider temperature range and more broad ocean wave conditions than existing diesel buoys.

●	Subsea battery systems – The Company is in the process of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems will contain lithium ion batteries, which provide high power density, to supply power that can enable subsea equipment, sensors, communications, AUV’s and eROV’s recharge. The Company’s PB3 PowerBuoy® is complimentary to subsea battery systems by providing a means for recharging during longer term deployments, or the subsea battery systems can be used independently for shorter term deployments. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be high performance, cost-efficient, and quickly deployable. Given the Company’s expertise in offshore energy storage systems from existing PB3 PowerBuoy® technology, the subsea battery solutions will provide an opportunity for the Company to differentiate through technical, cost and delivery leadership.

●	Support services – The Company offers customers a comprehensive range of support services tailored to meeting specific client needs. These support services include innovation services, remote monitoring, extended service agreements, customization and pre-packaged payload options, engineering-design-testing services, mooring design, and marine services. These same support services will be extended to the new subsea battery solution and hybrid PowerBuoy® products.

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. We are also expanding our relationships with deployment, service and maintenance companies.

The table below shows the percentage of our revenues derived from customers whose revenues accounted for at least 10% of our consolidated revenues for at least one of the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
Customer	2020	2019	2020	2019

Eni S.p.A.	6%	53%	10%	60%
Premier Oil UK Limited	1%	47%	11%	35%
EGP	93%	0%	68%	5%
Other	0%	0%	11%	0%
	100%	100%	100%	100%

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

●

In June 2018, we entered into a contract with PMO for the lease of a PB3 to be deployed in one of PMO’s offshore fields in the North Sea. During its deployment, the PB3 PowerBuoy® provided unmanned exclusion zone monitoring service. With an opportunistic marine weather window that allowed for offshore equipment retrievals, in early March 2020 the Company and Premier Oil retrieved the PB3 PowerBuoy® and shipped it to back to the Company’s headquarters in Monroe, New Jersey. The PB3 PowerBuoy® will be serviced to prepare for one of multiple upcoming commercial opportunities. In addition, the Company will perform an inspection and review of the system’s performance with the intention to develop a Phase II deployment scope with Premier Oil. As a result of this, it impacted revenue recognized for the third quarter, 2020 and removed the remaining lease payments from fourth quarter fiscal 2020 backlog.

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

Capital Raises

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. The agreement was cancelled on October 24, 2019, and as of that date, the Company had sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 1,219,010 shares including shares issued as a commitment fee. Shareholder approval is needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. At the 2019 annual meeting of stockholders, held on December 20, 2019, the Company’s stockholders approved an additional 5,400,000 shares to be issued pursuant to the common stock purchase agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of our common stock as a commitment fee. As of January 31, 2020, the Company has sold 1,024,205 shares of common stock with an aggregate market value of $901,206 at an average price of $0.88 per share pursuant to this common stock purchase agreement.

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

On January 7, 2019, the Company entered into the 2019 ATM Facility with AGP under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of January 31, 2020, under the 2019 ATM Facility, the Company issued and sold 1,527,145 shares of its common stock with an aggregate market value of $2.9 million at an average price of $1.91 per share and paid AGP a sales commission of approximately $94,724 related to those shares.

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

Backlog

As of January 31, 2020, the Company’s backlog was $1.4 million. As of April 30, 2019, backlog was $0.9 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $218.9 million at January 31, 2020. Based on the Company’s cash, cash equivalents and restricted cash balances as of January 31, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending October 31, 2020. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2019. There were no material changes in our critical accounting estimates or accounting policies during the nine months ended January 31, 2020.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For each of the nine-month periods ended January 31, 2020 and 2019, all of the Company’s contracts were classified as firm fixed price.

The following table provides information regarding the breakdown of our revenues by customer for the three and nine months ended January 31, 2020 and 2019.

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
	(in thousands)

Eni S.p.A.	$42	$141	$118	$264
Premier Oil UK Limited	5	127	126	153
EGP	678	-	774	23
Other	-	-	113	-
	$725	$268	$1,131	$440

We currently focus our sales and marketing efforts on parts of North and South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the nine months ended January 31, 2020 and 2019.

	Nine months ended January 31,
Customer Location	2020	2019

Europe	25%	100%
South America	69%	0%
United States	6%	0%
	100%	100%

Cost of revenues

Our cost of revenues consists primarily of incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of equipment to customize the PowerBuoy® supplied by third-party suppliers. Cost of revenues also includes PowerBuoy® system delivery and deployment expenses and may include anticipated losses at completion on certain contracts.

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated accounts had a balance of $0.3 million as of January 31, 2020 and $0.8 million as of January 31, 2019, compared to our total cash, cash equivalents and restricted cash balances of $10.8 million as of January 31, 2020 and $2.7 million as of January 31, 2019. These foreign currency balances are translated each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Three months ended January 31, 2020 compared to the three months ended January 31, 2019

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2020 and 2019.

			% change
	Three months ended January 31,		2020 period to
	2020	2019	2019 period
	(in thousands)

Revenues	$725	$268	171%
Cost of revenues	681	400	70%
Gross profit/(loss)	44	(132)
Operating expenses:
Engineering and product development costs	896	1,382	-35%
Selling, general and administrative costs	2,093	2,008	4%
Total operating expenses	2,989	3,390
Operating loss	(2,945)	(3,522)
Gain due to the change in fair value of warrant liabilities	-	47	-100%
Interest income, net	27	2	1250%
Foreign exchange gain/(loss)	(1)	12	-108%
Loss before income taxes	(2,919)	(3,461)
Income tax benefit	-	850	-100%
Net loss	$(2,919)	$(2,611)	12%

Revenues

Revenues were $0.7 million in the three months ended January 31, 2020, an increase of $0.4 million as compared to the three months ended January 31, 2019. The increase in revenue was the result of a new contract with EGP partly offset by lower revenues from contracts with Eni and PMO.

Cost of revenues

Cost of revenues were $0.7 million in the three months ended January 31, 2020, an increase of $0.3 million compared to the three months ended January 31, 2019. The increase in cost of revenues is due to spending on a new contract with EGP and an existing contract with PMO.

Engineering and product development costs

Engineering and product development costs for the three months ended January 31, 2020 and 2019 were $0.9 million and $1.4 million, respectively. The decrease of $0.5 million is the result of lower spending on new product development in the current year period as compared to the same period in fiscal 2019.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended January 31, 2020 and 2019 were $2.1 million and $2.0 million, respectively. The slight increase compared to the same period in fiscal 2019 is due mainly to higher selling and marketing expenses of $0.1 million.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended January 31, 2020 was an unrealized gain of zero versus an unrealized gain of $47,000 for the three months ended January 31, 2019. The change between periods is due primarily to a lower stock price during the three months ended January 31, 2020.

Interest income, net

Interest income, net during the three months ended January 31, 2020 was $27,000, compared to $2,000 during the three months ended January 31, 2019. The increase of $25,000 is due to higher cash balances in the three months ended January 31, 2020 as compared to the three months ended January 31, 2019.

Foreign exchange gain/(loss)

Foreign exchange loss during the three months ended January 31, 2020 was $1,000 compared to a gain of $12,000 during the three months ended January 31, 2019. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income Tax Benefit

During the three months ended January 31, 2019, the Company recorded an income tax benefit of $0.9 million representing the proceeds from the sale of $9.1 million of New Jersey net operating loss carryforwards and research and development tax credits. During the three months ended January 31, 2020, the Company has not received any proceeds from the sale of its New Jersey net operating loss carryforwards and research and development tax credits.

Nine months ended January 31, 2020 compared to the nine months ended January 31, 2019

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2020 and 2019.

			% change
	Nine months ended January 31,		2020 period to
	2020	2019	2019 period
	(in thousands)

Revenues	$1,131	$440	157%
Cost of revenues	1,335	1,180	13%
Gross loss	(204)	(740)
Operating expenses:
Engineering and product development costs	3,403	4,105	-17%
Selling, general and administrative costs	5,629	5,909	-5%
Total operating expenses	9,032	10,014
Operating loss	(9,236)	(10,754)
Gain due to the change in fair value of warrant liabilities	6	183	-97%
Interest income, net	102	23	343%
Foreign exchange loss	(5)	(43)	-88%
Loss before income taxes	(9,133)	(10,591)	-14%
Income tax benefit	-	850	-100%
Net loss	$(9,133)	$(9,741)	-6%

Revenues

Revenues were $1.1 million in the nine months ended January 31, 2020, an increase of $0.7 million as compared to the nine months ended January 31, 2019. The increase in revenue is the result of a new contract with EGP partly offset by lower revenues from contracts with Eni, PMO, and U.S. Navy.

Cost of revenues

Cost of revenues were $1.3 million in the nine months ended January 31, 2020, an increase of $0.1 million compared to the nine months ended January 31, 2019. This result is due to increased costs associated with our new contract with EGP mostly offset by lower spending on our EGP and PMO projects as compared to the same period in fiscal 2019.

Engineering and product development costs

Engineering and product development costs for the nine months ended January 31, 2020 and 2019 were $3.4 million and $4.1 million, respectively. The decrease of $0.7 million is a result of lower spending on buoy builds of $1.1 million partly offset by higher spending on new product development in the current year period as compared to the same period in fiscal 2019.

Selling, general and administrative costs

Selling, general and administrative costs for the nine months ended January 31, 2020 and 2019 were $5.6 million and $5.9 million, respectively. The decrease of $0.3 million was mostly due to lower spending on professional fees of $0.4 million partly offset by higher selling and marketing expenses as compared to the same period in fiscal 2019.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the nine months ended January 31, 2020 was an unrealized gain of $6,000 versus an unrealized gain of $183,000 for the nine months ended January 31, 2019. The change between periods is due primarily to a lower stock price during the nine months ended January 31, 2020.

Interest income, net

Interest income, net during the nine months ended January 31, 2020 was $102,000 as compared to $23,000 during the nine months ended January 31, 2019. The increase of $79,000 is due to higher cash balances in the nine months ended January 31, 2020 as compared to the nine months ended January 31, 2019.

Foreign exchange gain/(loss)

Foreign exchange loss during the nine months ended January 31, 2020 was $5,000 compared to a loss of $43,000 during the nine months ended January 31, 2019. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Income Tax Benefit

During the nine months ended January 31, 2019, the Company recorded an income tax benefit of $0.9 million representing the proceeds from the sale of $9.1 million of New Jersey net operating loss carryforwards and research and development tax credits. During the nine months ended January 31, 2020, the Company has not received any proceeds from the sale of its New Jersey net operating loss carryforwards and research and development tax credits.

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

Net cash used in operating activities

Net cash flows used in operating activities during the nine months ended January 31, 2020 were $8.6 million, a decrease of $1.3 million compared to $9.9 million during the nine months ended January 31, 2019. The decrease was primarily due to lower net loss of $0.6 million and the nine months ended January 31, 2019 included a deferred credit payment of $0.6 million.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended January 31, 2020 was $61,000, an increase of $32,000 compared to net cash used by investing activities during the nine months ended January 31, 2019. The increase in net cash used in investing activities was due to the net change in market securities and higher spending on the purchase of computers, equipment and furniture.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2020 was approximately $2.4 million compared to net cash provided by financing activities during the nine months ended January 31, 2019 of $0.4 million. Increase in net cash provided by financing activities during the nine months ended January 31, 2020 primarily due to more proceeds from capital raises of $2.0 million.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of $13,000 in the nine months ended January 31, 2020 and a decrease of $58,000 in the nine months ended for January 31, 2019. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $218.9 million at January 31, 2020. As of January 31, 2020, we had approximately $10.8 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $1.1 million and $0.4 million during the nine months ended January 31, 2020 and 2019, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of January 31, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ended October 31, 2020. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our business is capital intensive and to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high product development costs associated with our product development. We anticipate that our operating expenses will be approximately $12.4 million in fiscal 2020 including expected savings from cost reduction initiatives and engineering and product development spending of more than $5.3 million. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during the remainder of fiscal year 2020, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2020 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $218.9 million as of January 31, 2020. As of January 31, 2020, the Company had approximately $10.8 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $1.1 million and $0.4 million during the nine months ended January 31, 2020 and 2019, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of January 31, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending October 31, 2020.

We continue to experience operating losses and currently have only three revenue producing contracts, one with EGP for the sale of a PB3 and supply of a turn-key integrated OSL. A contract with Eni that provides for a minimum 24-month contract that includes an 18-month PB3 PowerBuoy® lease and associated project management and a contract with Premier Oil for the lease of a PB3 PowerBuoy® in one PMO’s offshore fields in the North Sea. During fiscal 2019, our net burn rate (cash used in operations less cash generated by operations) including engineering and product development spending was approximately $1.0 million per month.

We have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $12.4 million in fiscal 2020 including expected savings from cost reduction initiatives and engineering and product development spending of more than $5.3 million. However, we may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2020, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses of $9.1 million during the nine months ended January 31, 2020 and $12.2 million in fiscal 2019. As of January 31, 2020, we had an accumulated deficit of $218.9 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

On March 3, 2020, we received a letter from The Nasdaq Stock Market informing us that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, and as a result, we are not in compliance with the minimum bid price requirement for continued listing. Under the Nasdaq Listing Rules), we have a grace period of 180 calendar days, or until August 31, 2020, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. If we do not regain compliance before August 31, 2020, the Nasdaq stated that it will provide us with written notice that our securities are subject to delisting. At that time, we may appeal the Nasdaq’s determination to a Nasdaq Listing Qualifications Panel, which would stay any further delisting action by the Nasdaq pending a final decision by the panel. Alternatively, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing standards, with the exception of bid price, for the Nasdaq Capital Market, and we state our intent to effect a reverse split, if necessary, to cure such deficiency.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2018, we issued to Aspire Capital 21,428 shares of our common stock as a commitment fee pursuant to the terms of a common stock purchase agreement dated August 13, 2018. The agreement was cancelled on October 24, 2019, and as of that date, we sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share.

On October 24, 2019, we issued to Aspire Capital 194,805 shares of common stock as a commitment fee pursuant to the terms of a common stock purchase agreement dated October 24, 2019. As of January 31, 2020, we have sold 1,024,205 shares of common stock with an aggregate market value of $901,206 at an average price of $0.88 per share pursuant to this agreement with Aspire Capital.

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

November 1 - November 30	-	$-	-	-
December 1 - December 31	-	$-	-	-
January 1 - January 31	-	$-	-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBIT INDEX

10.1		Contract amendment between Eni s.P.a. and the Company dated February 28, 2020

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – January 31, 2020 (unaudited) and April 30, 2019, (ii) Consolidated Statements of Operations (unaudited) – three and nine months ended January 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and nine months ended January 31, 2020 and 2019, (iv) Consolidated Statement of Stockholders’ Equity (unaudited) – three and nine months ended January 31, 2020 (v) Consolidated Statements of Cash Flows (unaudited) –nine months ended January 31, 2020 and 2019, (vi) Notes to Consolidated Financial Statements.**

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

Ocean Power Technologies, Inc.
(Registrant)

Date: March 9, 2020		/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Date: March 9, 2020		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer

