Form 10-K
period 2020-04-30
Ocean Power Technologies, Inc.
filed 2020-06-29
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $9.3 million based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of June 23, 2020 was 17,120,565.

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

Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year. References to fiscal 2020 are to the fiscal year ended April 30, 2020.

Unless the context indicates otherwise, the terms “Company,” “Ocean Power Technologies,” “OPT,” “we,” “our” or “us” as used herein refers to Ocean Power Technologies Inc. and its subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Overview

Ocean Power Technologies aspires to transform the world through innovative ocean-energy solutions. We are a marine power solutions provider that designs, manufactures, sells, and services our products while working closely with partners that provide payloads, integration services, and marine installation services. Our solutions provide distributed offshore power which is persistent, reliable, and economical along with power and communications for remote surface and subsea applications. Our mission and purpose is to utilize our proprietary, state-of-the-art technologies to reduce the global carbon footprint by providing renewable energy solutions for reliable electrical power and, in so doing, drive demand for our products and services, thus realizing positive stockholder returns.

We also continue to develop and commercialize our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves for our PowerBuoy®, and solar power for our newest product, the hybrid PowerBuoy® (the “hybrid”). The PB3 PowerBuoy® (the “PB3”) uses proprietary technologies that convert the kinetic energy created by the heaving motion of ocean waves into electricity. Based on feedback from our current customers, discussions with potential future customers in the offshore oil and gas, defense and security, science and research, and communications, as well as government applications in fishery protection, together with our market research and publicly available data, we believe that numerous markets have a direct need for our solutions. While our recent projects have been in the oil and gas industry, we believe there is an increasing need for our products and solutions in areas such as fishery protection, offshore windfarm support, marine surveillance, and ocean-based laboratories. We believe that having demonstrated the capability of our solutions we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable and persistent power and communications, either by supplying electric power to payloads that are integrated directly with our product or located in its vicinity, such as on the seabed and in the water column. We believe we are the leader in offshore autonomous ocean wave power conversion technology which provides renewable power for offshore operations that were previously difficult to decarbonize.

Our achievements during fiscal 2020 included the Company’s first commercial sale of a PB3 to Enel Green Power (“EGP”). We continued work on projects with Premier Oil (“PMO”) and Eni S.p.A. (“Eni”) and commenced work with the U.S. Navy Small Business Innovation Research (“U.S. SBIR”) program, and a leading oil & gas operator. During the fiscal year, the Company continued development of the hybrid and its subsea battery solutions. The Company also signed a memorandum of understanding with Modus Seabed Intervention Ltd. (“Modus”) to develop and deliver innovative solutions including a combined Autonomous Underwater Vehicle (“AUV”) charging station which will be able to utilize the PowerBuoy® system for topside charging and communications.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware.

Our Products

PB3 PowerBuoy®

The PB3 generates electricity by harnessing the renewable energy of ocean waves. In addition to our PB3, we continue to develop our PowerBuoy® product line including our turnkey surveillance system, the hybrid and the subsea battery.

The PB3 features a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal name-plated capacity rating of up to a nominal 3 kilowatts of peak power during recharging of the onboard batteries. Power generation is deployment-site dependent whereby average power generated can increase substantially at very active sites. Our standard energy storage system (“ESS”) has an energy capacity of up to a nominal 150 kilowatt-hours to meet specific application requirements. We believe there is a substantial addressable market for the current capabilities of our PB3, which we believe could be utilized in a variety of applications.

The PB3 is designed to generate power for use independent of the power grid in remote offshore locations. The hull consists of a main spar structure loosely moored to the seabed and surrounded by a floating annular-structure that can freely move up and down in response to the passage of the waves. The PTO system includes a mechanical actuating system, an electrical generator, a power electronics system, our control system, and our ESS which is sealed within the hull. As ocean waves pass the PB3, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is collected within an ESS. The operation of the PB3 is controlled by our customized, proprietary control system.

The control system uses sensors and an onboard computer to continuously monitor the PB3 subsystems. We believe that this ability to optimize and manage the electric power output of the PB3 is a significant advantage of our technology. In the event of large storm waves, the control system automatically locks the PB3 and electricity generation is suspended. However, the load center (either the on-board payload or one in the vicinity of the PB3 may continue to receive power from the ESS. When wave heights return to normal operating conditions, the control system automatically unlocks the PB3 and electricity generation and ESS replenishment recommences. This safety feature helps to prevent the PB3 from being damaged by storms.

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

We believe that using wave energy for electricity generation has the following potential benefits, compared to existing incumbent solutions.

●	Scalability within a small site area. Due to the dense energy in ocean waves, we believe that the electricity may be aggregated to supply electricity to larger payloads as a result of multiple PB3 which are placed in an array, occupying a relatively small area. We believe the array of a larger number of PB3 could offer end users a variety of advantages in availability, reliability and scalability.

●	Predictability. The generation of power from wave energy can be forecasted several days in advance. Available wave energy can be calculated with a high degree of accuracy based on satellite images and meteorological data, even when the wave field is hundreds of miles away and days from reaching a PB3. Therefore, we believe end-users relying on PB3 for power may be able to proactively plan their logistics, payload scheduling and other operational activities based on such data.

●	Constant source of energy. The annual occurrence of waves at specific sites can be relatively constant and defined with relatively high accuracy. Based on our studies and analyses of various sites of interest, we believe that we will be able to deploy our PB3 in locations where the waves could produce usable electricity for the majority of the year.

Based on our market research and publicly available data, including but not limited to the U.S. Department of Energy (“DOE”) 2019 Powering the Blue Economy Report, the Westwood Energy World ROV Operations Forecast 2019-2023, and the World Bank Database, we believe that numerous markets have a direct need for our PB3 including offshore oil and gas, defense and security, science and research and communications, as well as government applications in fishery protection. Depending on payload power requirements, sensor types and other considerations, we have found that our PB3 could satisfy several application requirements within these markets. We believe that the PB3 consistently generates sufficient power to meet the requirements of many potential customer applications within our target markets, and that the hybrid could provide ample power in geographies where wave conditions may not be sufficient to allow the PB3 to generate sufficient power on its own for load center requirements.

hybrid PowerBuoy®

The Company has created a hybrid PowerBuoy® that is a solar powered and liquid-fueled surface buoy, compared to the wave power generating PB3. The hybrid is powered primarily through solar panels with liquid-fueled back-up and is capable of providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product is to be highly complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater product integration within each customer project. It is primarily intended for shorter term deployment applications such as electric remotely operated vehicle (“eROV”) or (“ROV”) and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid is anticipated to be quickly deployable and cost-effective solution. The design has a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. The hybrid generates power from both an array of solar panels and an efficient, clean burning 1kW Stirling engine fueled by liquid propane (or biofuel for Generation 2). This energy is stored in onboard batteries which power the aforementioned subsea and topside payloads. The Company has designed the hybrid with a Stirling engine backup system to outperform traditional diesel buoys, which we believe have more frequent service and refueling intervals and higher carbon intensities. We believe the hybrid will be able to operate over a broad range of temperature and ocean wave conditions than existing diesel buoys.

The towable, boat-shaped hull design of the hybrid is appropriate for deployment anywhere in the world. Power is generated independent of wave activity, making it a perfect solution for providing power through extreme weather and in heaving seas, or in calm, low wave environments and is complimentary to the PB3.

As with the PB3, the control system uses sensors and an onboard computer to continuously monitor the hybrid subsystems. We believe that this ability to optimize and manage the electric power output of the hybrid is a significant advantage of our technology. In the event of extended cloudy periods, the control system automatically switches electricity generation from the solar panels to the backup engine. However, the load center, either the on-board payload or one in the vicinity of the hybrid, may continue to receive power from the on-board ESS. When more suitable solar power generation conditions return, the control system automatically stops the backup up engine and ESS replenishment recommences by way of solar electricity generation.

The hybrid is designed for use with a single point umbilical and mooring but can be adapted for a 3-point mooring installation for use as a temporary replacement for PB3 installations during planned maintenance or repairs.

The hybrid can be transported over land to the deployment port using conventional transportation methods. Once at port, the hybrid can be lifted into the water or onboard a vessel using a readily available crane of appropriate capacity. The hybrid may then be towed to site using a standard vessel (if the location is within an appropriate distance from the port), or the hybrid may be carried aboard a vessel to its offshore location and craned into the water at site. The hybrid is then attached to the single point mooring system, which is installed during a separate operation, after which a brief commissioning process places the hybrid into operation.

The hybrid is configured with a nominal 30 kilowatt-hours of battery energy storage and over 1 megawatt-hour of stored energy in the propane system. While the batteries are primarily charged through solar power generation, the propane powered Stirling engine system on the hybrid can be considered reserve energy storage, with propane having a much higher energy storage density than lithium-ion batteries. It can be utilized when needed based on load demand and will provide approximately 1megawatt-hour of stored energy capacity. Our research suggests this amount of stored energy offers an attractive local, autonomous energy solution for clients in a range of industries, including but not limited to oil and gas and marine observation, particularly for shorter term deployments.

Subsea Battery

We are also developing a subsea battery that is complementary to both of our PowerBuoy® products and can be deployed together with our PowerBuoys® or on its own. It offers customers the option of placing additional modular and expandable energy storage on the seabed near existing or to be installed subsea equipment. Our lithium ion subsea batteries supply power that can enable subsea equipment, sensors, communications and AUV and eROV recharge. Our range of PowerBuoys® is complimentary to the subsea batteries by providing a means for recharging during longer term deployments, or the batteries can be used independently for shorter term deployments. Ideal for many remote offshore customer applications, these subsea batteries are anticipated to be high performance, cost-efficient, and quickly deployable. The subsea battery solutions are currently undergoing prototyping.

The subsea battery has been designed to provide continuous and/or short-term power supply from its integrated energy storage system, enabling us to supply into a range of industries and applications, from backup power to critical subsea infrastructure to continuous operation of subsea equipment, such as electric valves. The base design of the subsea battery has a nominal 100 kilowatt-hours of energy storage. The subsea battery can be transported over land to the deployment port using conventional transportation methods. Once at port, the subsea battery can be lifted onboard a vessel using a readily available crane of appropriate capacity. The battery can then be carried aboard a vessel to its offshore location and craned into the water at site. It comes installed on a ready deployable subsea skid suitable for installation on the seabed. The subsea battery can be integrated into other subsea equipment on land prior to deployment. The battery is then connected to the other components on the seabed with the use of ROVs or divers.

Our analysis suggests that the growing demand for electrification of subsea infrastructure, and an increased switch to autonomous and renewable solution, offers multiple opportunities for deploying subsea battery powered solutions over the next few years.

Competitive Advantages

We are commercializing our PB3 and hybrid PowerBuoys® and subsea battery by targeting customers in our principal markets (offshore oil and gas, defense and security, science and research and communications, as well as government applications in fishery protection that require reliable and persistent power sources in remote offshore locations for short and long-term deployments. We believe that our solutions and our existing commercial relationships provide the following competitive advantages in our target markets.

●	Numerous applications within multiple major market segments. We have designed our products to address multiple offshore applications around the world. In particular, we are targeting customers with multiple applications within the offshore oil and gas, defense and security, science and research, and communications, as well as government applications in fishery protection. Our PB3 is designed for longer-term deployment in high ocean wave climates. Our hybrid is designed to meet the needs of customers with projects in low sea state locations and/or those requiring short-term deployments. We believe our subsea battery enables persistent power to be delivered from the seabed to support autonomous, all-electric subsea operations. Together, all these products can be integrated to provide customized power solutions for our customers. Our PowerBuoy® products can also act as self-powered solution platforms for payloads such as our surveillance package which can provide real-time perimeter security, vessel tracking and Exclusion Zone Monitoring® (“EZM”) for government defense and fishery protection.

●	Considerable life-cycle cost savings over current solutions for many applications. Our PB3 is designed to operate over extended intervals between required servicing, compared to several current solutions which we found to require more servicing using offshore vessels. We believe that our PB3 reduces costs over multi-year operations compared with current solutions. These cost reductions are mostly due to reduced vessel and personnel servicing activities. For short term deployments, our hybrid is cost efficient means of providing surveillance and subsea power solutions. Our subsea battery can provide power to sea floor systems when combined with either the PB3 or hybrid for power regeneration, thus reducing or even potentially eliminating the need for manned vessels to replace expended subsea batteries during mission life.

●	Real-time data communications. Some current solutions with less available power than our PowerBuoys® may have limited communication capabilities or may only be able to communicate data over shorter periods due to power limitations. Some current solutions may only make data accessible upon physical retrieval of the sensor. Our PowerBuoys® can be equipped with a variety of communications equipment, such as 4G LTE, satellite (VSAT) and Wi-Fi, which enables the transmission of data on a more frequent or near-continuous basis. We believe that more frequent data communication could enable an end-user to more quickly and proactively make data-driven decisions which could result in economic advantages. Real-time data communications is an essential component of our EZM surveillance payload, allowing continued autonomous remote monitoring of marine traffic from land.

●	Increased power and persistence compared to certain current solutions. We have found that our PowerBuoys® may provide substantially increased power and persistence than certain existing battery and solar powered systems for long term deployments. We believe that this may allow additional sensors to be employed at the same site, a higher sensor data transmission rate to be achieved, extended operation and reduced downtime, and improved operational costs for the customer. Enabling these new capabilities may contribute to enhanced operations through real-time decision making and increased life-cycle cost savings.

●	Standard transportation and deployment. Our PB3 does not require special handling or transportation, and instead uses conventional transportation and handling methods that are economical and readily available in standard marine operations. This may result in lower global transportation and deployment costs than current solutions. Our PB3 can be deployed using conventional vessels and conventional marine cranes and lifts. Our hybrid can be installed without the need of cranes by simply towing it out to location.

●	Modular and scalable designs. Our PB3 and hybrid are designed with a modular ESS which allows us to tailor its configuration to specific application requirements, including expansion of energy storage capacity, potentially allowing for a more customized solution and potential cost savings for our customers. We believe that our PB3 is scalable to higher power levels, and multiple PB3 may also be installed in an array in order to achieve higher levels of aggregate power, although we have not yet demonstrated a PB3 array. We believe that the modular design of our subsea battery enables clients to specify larger energy storage than would be possible with just buoys and have this placed at the seabed and near existing electric subsea equipment.

●	Flexible electrical, mechanical and communication interfaces for sensors. The PB3 and hybrid PowerBuoys® can be equipped with payloads, either mounted on or within the PowerBuoy®, or tethered to the PowerBuoy®. The PowerBuoys® have mechanical and electrical interfaces which allow for simplified integration of payloads, creating flexibility for the end-user. Our subsea battery will have specific interfaces for simplified integration with our PowerBuoys® for electric power recharging, as well as for surface communications. Our PowerBuoys® will also have standard interfaces for subsea batteries of other providers charging as well as multiple payloads. Flexible interfaces reduce cost through simplified integration and deployment.

●	Environmentally benign and aesthetically non-intrusive system design. We believe that our PB3 does not present significant risks to marine life, or emit significant levels of pollutants, and therefore has minimal environmental impact as compared to some other current solutions. We believe there is no significant audible impact to the surrounding environment. We believe that our PB3 produces renewable electricity through the conversion of renewable ocean wave energy.

●	Ocean and factory-tested technology. Our PB3 is designed to be durable, with a three-year interval between required maintenance activities. The PB3 has survived hurricanes, tropical storms and North Sea winter storms. Since 1997 we have conducted ocean tests to demonstrate the viability of our technology. In 2011, we conducted multiple ocean tests of the predecessor PB3 under a contract with the U.S. Navy. More recently, we conducted multiple ocean tests of our current generation PB3. Commercial versions of the PB3 have been successfully deployed for MES and Eni. The MES PB3 performed well in a challenging shallow-water, high-current environment, and achieved its performance and duration objectives. The Eni PB3 deployed in the Adriatic Sea has been in the water for over eighteen months (as of May 2020) and has generated over 2.5 megawatts of energy. In 2015, we instituted factory-based PTO-accelerated life testing which simulates continuous operations under extremely harsh conditions. During the 2018 fiscal year, we also implemented additional features to the PB3 design to accommodate heavy topside payloads and seafloor-based payloads. Further, we continue to focus on standardizing manufacturing and production testing procedures and to work closely with our supply base to ensure production repeatability.

●	Efficient design in harnessing renewable energy. We have designed and validated our PB3 for maximized power generation in average ocean wave conditions through optimized mechanical to electrical wave energy conversion. We have designed the onboard ESS to provide several days of continuous rated power during periods of low or no wave activity, depending on payload power consumption. For locations with consistent periods of low or no wave activity, or for locations with short-term power requirements, we are introducing our new hybrid which generates power using solar panels and a liquid-fuel backup power generation system.

●	Prior commercial relationships enabled the development of our technology. Our prior and existing relationships with the U.S. Navy, DOE, U.S. Department of Homeland Security, MES, Eni and PMO have allowed us to further develop our solutions for a variety of needs in various industries. We believe these relationships have helped position us within the private sector for future commercial opportunities, which we believe enhances our market visibility and attractiveness to our prospective customers. For example, in 2011 our PowerBuoy® provided persistent power to an integrated radar and sonar system, significantly extending the U.S. Navy’s surveillance range. We have also demonstrated persistent maritime vessel detection with the U.S. Department of Homeland Security by integrating a hydrophone onto our PowerBuoy® and demonstrating enhanced maritime traffic detection. In these instances, the resulting data have informed our next round of design iterations to improve critical operations and reliability. We believe that our deployments with MES, Eni and PMO have provided commercial market credibility and allowed us to develop and market end-user solutions which we believe are valued in our principal markets.

Market Opportunities

The Company takes a rigorous approach to market evaluation. Utilizing publicly available and purchased data, we evaluate total addressable market sizes. We apply screening criteria to narrow our focus within these markets and identify sub-segments and associated serviced addressable market sizes. These market evaluations are updated on an ongoing basis throughout the year and more formally twice annually in line with our financial calendar. In 2019 the DOE’s Water Power Technology Office (WPTO) released the report Powering the Blue Economy: Exploring Opportunities for Marine Renewable Energy in Maritime Markets. The report described eight non-grid applications where renewable marine energy could provide consistent, reliable power. The identified marine energy applications are ocean observation, underwater vehicle charging, marine aquaculture, marine algae, seawater mining, seawater desalination, coastal resiliency and disaster recovery, and isolated communities. We have been focused on addressing the energy needs of many of these applications (e.g., ocean observation, underwater vehicle charging), and other offshore applications (e.g., maritime domain awareness / EZM, well-head monitoring and subsea equipment control).

Offshore Oil and Gas

We believe the offshore oil and gas industry is undergoing a significant transformation as it continues to invest in new technologies that enable cost savings and the electrification and digitization of operations. The industry encompasses more than 10,000 offshore sites, including exploration, production, reservoir management, and sites pending decommissioning based on information from organizations such as the U.S. Bureau of Safety and Environmental Enforcement and industry organizations and publications. We believe that we have opportunities to implement one or more PB3 at a large number of these sites to provide power in applications that are not currently possible, displace current power solutions, or augment existing technologies. This is partially driven by the growing demand for electrification, for example Norway is estimated to have 40% of its oil and gas production from electrified fields [Rystad 2019], as well as a growing desire for decarbonization and autonomous operations. For example, the market for remote and autonomous charging of subsea assets, such as ROVs and AUVs, is rapidly taking shape. The 2019 WPTO report states that “globally, the AUV market is estimated at $2.6 billion and it is expected to double by 2022”. Based on various reports, other applications in the oil and gas market include providing power to unmanned platforms and EZM during decommissioning activities. Although estimates vary in these reports, they generally point towards more then 4,000 platforms (and corresponding wells) that need to be decommissioned over the next 10 years.

Defense and Security

We believe that our PB3 is uniquely positioned to be used to provide power and communications for multiple applications within the defense and security markets. The PB3’s ability to power multiple payloads may be an attractive feature for these markets, as their systems can be easily integrated into other PowerBuoy® applications allowing their operation to be concealed. An example application for domestic and international defense departments and defense contractors includes forward deployed energy and communications outposts (which is a current U.S. Department of Defense program), both above and below sea surface. Other example applications include perimeter security, early detection and warning systems, remote sensing stations, high frequency radar, sonar, electro-optical and infrared sensors for maritime security, network communications systems, and unmanned underwater vehicle docking stations.

Illegal, unregulated and unreported (IUU) fishing has become a global issue with both environmental and economic consequences. According to a report published in Sciences Advances by The University of British Columbia in February 2020, it is estimated the economic impact from illegal fishing to be as high as $50 billion. We believe our commercially proven EZM surveillance solution using the PB3 offers governments and non-governmental organizations (“NGO”) the ability to monitor fish resources and support securing exclusive economic zones (“EEZ”). Most EEZ monitoring is done by offshore patrol vessels (“OPV”), one of the fastest growing naval product markets with around 1,242 OPVs in service currently. We believe that our autonomous surveillance solution, which can be combined with satellite imagery, can deliver substantial economic impact to governments over incumbent solutions in securing remote fisheries.

Science and Research

The science and research market provides environmental intelligence to the entire ocean enterprise, which supports ocean measurement, observation and forecasting, and is an important provider of information to maritime commerce and the entire “blue economy.” Maritime commerce and the scientific community depend on information in areas such as meteorology, climate change, ocean currents, and biological processes to inform operations and development. These groups often require a power and communications solution in remote offshore locations. According to NOAA’s 2016 Ocean Enterprise report, the total U.S. available ocean observing market from 2017 through 2021 for ocean-based systems infrastructure is projected to be $2.0 billion. Additionally, the increased interest in protecting marine habitats, offers opportunities to collaborate with governments and NGOs to monitor marine sanctuaries. Based on an article published in Gurufocus in February 2020, the Metocean data market alone is estimated at $143 million and estimated to grow at nearly 3% compound annual growth rate between 2020 and 2026.

Communications and Other Markets

We believe that opportunities also exist in other markets such as communications and renewable energy development, such as offshore windfarms. The addition of near shore and offshore cellular and Wi-Fi platforms with reliable and persistent power could open new market opportunities for telecommunications carriers by displacing a portion of the maritime satellite communications market, while potentially decreasing communications costs for the marine and offshore oil and gas industries. According to an industry research paper titled “Prospects for Maritime Satellite Communications” in 2015 the global maritime satellite communications market had already reached close to 338,000 terminals, with $1.7 billion in revenue at the satellite communications service provider level. The report also noted that the value of the maritime satellite communications market is expected to continue to grow over the next decade, with a 10-year compound annual growth rate of 5% in terminals and revenue, primarily due to the increasing need for maritime data communications. Based on an article in Wind Power Monthly in October 2019 the offshore wind fleet is forecast to grow 15-fold by 2040 and move further offshore with Europe alone connecting over 500 turbines in 2019. These developments require ocean data during the early stages, monitoring of marine habitats during construction, and ongoing survey work once operational. Providing wave power solutions to utility scale renewable developments offers an attractive proposition to support renewable power and autonomous operations.

Business Strategy

We have made significant progress in redesigning and validating our commercially proven PB3 for use in remote offshore applications. Since 2015, we have brought the PB3 from initial concept to a full-scale design. We have performed multiple prototype iterations. During this time, we have conducted a number of in-ocean tests in combination with our facility-based accelerated life testing to validate our commercial-ready PB3 and to prepare for low rate initial production. In 2020, we completed our prototype hybrid. In December 2017, we relocated our production and corporate headquarters to a larger facility. This facility allows for expansion of our manufacturing capabilities and a move toward higher volume production of our solutions.

In fiscal 2020 we made progress in marketing our PB3, as evidenced by the volume of proposals submitted to customers and requests for proposals from customers. We have made substantial progress in transitioning from R&D to a commercialization focus with SELL, BUILD, SHIP as our motto and we intend to build on our success by implementing processes and solutions that cover the entire life cycle, from demand generation to close of contract, and from channel strategies to customer care.

A majority of the Company’s opportunities with potential customers have been for projects in Western Europe, including the North Sea, as well as North America and Asia. Nearly two-thirds of these opportunities have progressed past initial feasibility and NDA stages to more detailed, confidential discussions around specific customer applications. Many of these discussions occur at the executive, decision-making level, as well as the implementation level.

Many proposal requests are for projects where one of our PowerBuoys® products, either the PB3 or the hybrid, is part of a larger solution demonstration, and typically include the potential lease or sale of one or more PowerBuoys®, as well as required services and maintenance support. A majority of hybrid inquiries are for shorter term deployments and in calmer waters. Historically, demonstration projects have been a necessary step toward broad solution deployment and revenues associated with specific applications. A proposal phase typically lasts from three months to more than one year. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of our company and capabilities and may include negotiation of standard terms and conditions. Many proposals contain provisions which would mandate the sale or lease of our PowerBuoy® product upon successful conclusion of the demonstration project.

We believe this is an accurate depiction of the overall sales cycle for new technology in each of our target markets, including our PowerBuoy® products. However, cycle times for each step of the sales cycle will vary depending on several customer factors, including, but not limited to, technical evaluation, project priorities, project funding approval process, and alignment of new technology integration with the customer’s broader operational strategy. We believe that the resulting evidence of potential demand, vis-à-vis specific application proposal requests, are indicative of significant progress in our commercialization strategy. We believe that we have the potential for growth as a result of our positioning for higher volume production of our PowerBuoy® products and the initial indications of demand for our PowerBuoy® products in multiple customer applications.

We continue to commercialize our PowerBuoy® products for use in remote offshore power and real-time data communications applications. To achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions sales or leases incorporating our products and services. We believe our PB3 and hybrid PowerBuoys® are well suited to enable many unmanned, autonomous (non-grid connected) offshore solutions, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform and subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions leveraging both PowerBuoy® and subsea battery sales and leases within our selected markets, and we intend to sell and lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostic, application engineering, planning, training, project management, and marine and logistics support required for our solution life-cycle. We also intend to pursue turn-key projects where we take on a prime contractor role to capture broader revenue opportunities while ensuring that solutions effectively address customer needs. We continue to increase our commercial capabilities through new hires in sales, and application support, and through engagement of expert market consultants in various geographies.

●

Expand customer system solution offerings through new complimentary products that enable shorter and more cost-efficient deployments. We completed the prototype of the hybrid in 2020. This product builds on our existing expertise in offshore power systems and is targeted for a near term deployment. The hybrid is a solar powered buoy with a liquid propane powered Stirling engine burning propane as a backup. The hybrid is to be highly complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater system integration within each customer project. The hybrid is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The Company is developing a subsea battery system which will be complimentary to the Company’s PowerBuoy® products. The subsea battery system is expected to offer the possibility of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems will contain lithium ion batteries, which provide high power density to supply power to subsea equipment, sensors, communications, and the recharging of AUVs and eROVs. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be high performance, cost-efficient, and quickly deployable.

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts on parts of North and South America, Europe and Asia. We believe that each of these areas has demand for our solutions, sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing solutions and new products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We believe that offering a turn-key solution, and not just power, is key to securing long term success. We have formed such a relationship with several well-known groups, including Modus Seabed Intervention Ltd. (“Modus”), Saab Seaeye Ltd. (“Saab”), Acteon Field Life Service Ltd. (“Acteon”), MES, PMO and Eni. We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy® to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regard to servicing of our products.

●	Cost reduction and PowerBuoy® solution development. Our engineering efforts are mainly focused on addressing customer solutions; PowerBuoy® sales; reducing product, installation, and life-cycle costs; and improving the energy output, reliability, maintenance interval and expected operating life of our products. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe we will be able to address new applications by developing new payloads and solutions that address customer needs.

Marketing and Sales

We continue to enhance our marketing capabilities across our target markets and we actively marketing our PowerBuoys® solutions. We currently use a direct sales force consisting of employees and industry expert consultants. Because our solutions use technology which is not yet fully adopted by our target markets, we expect that the customer decision process could require us to spend substantial time educating end-users and stakeholders, which may result in a lengthy sales cycle.

We attend and display our products at trade shows and conferences that represent our pursued markets. In September 2019 the Company held a Technology Day in Montrose, Scotland. In May 2019, the Company was an exhibitor at the Offshore Technology Conference in Houston, Texas and also an exhibitor at the U.S. Navy League’s Sea-Air-Space Exposition in National Harbor, Maryland.

We market our PowerBuoys® to companies and entities requiring remote offshore power and communications solutions, including for example, offshore oil and gas companies for potential applications such as EZM and surveillance, and power and communications for remotely operated vehicles or AUV charging stations. We also see opportunities for defense and security applications such as perimeter security using active sensors such as high frequency radar and acoustic systems with significant processing and communications requirements.

Additionally, we continue to seek to enter into strategic relationships to develop application solutions with commercial and military sensor and equipment manufacturers, where we might grant licenses to manufacture PowerBuoys® or PowerBuoy® subsystems.

Competition

We expect to compete with other providers of in-ocean autonomous power sources, primarily consisting of subsea batteries, solar and fossil-fuel power sources, where many of the providers are substantially larger than OPT and may have access to greater financial resources. Incumbent sources of in-ocean power may also represent established and reliable power sources and may have already gained customer acceptance. Our ability to compete successfully for business from applications seeking in-ocean power will depend on our ability to produce and store energy reliably and at a total cost that is competitive with or lower than that of other sources, and on the on-going reliability of our product and customer perception of our company. Our ability to compete effectively may be adversely affected by our current need for additional financing and our future customers’ concerns about our long-term viability. We also may have the opportunity to cooperate with other solution providers, such as other providers of subsea batteries where our PowerBuoys® might provide recharging capabilities.

As of April 2020, there were over 400 companies, some with institutional funding, listed in the DOE’s Marine and Hydrokinetic (“MHK”) Technology Database. This DOE database provides up-to-date information on MHK renewable energy technologies and companies, both in the U.S. and around the world. Many of these companies are located in the U.K., continental Europe, Japan, Israel, the U.S. and Australia, and many of those companies are pursuing the utility, grid-connected energy market. The MHK industry continues to evolve as participants strive to differentiate themselves by promoting their specific technology focusing on cost and efficiency. The companies are subdivided by implementation: wave power, current power, tidal and ocean thermal energy conversion. Within wave power, the technologies are classified as point absorber, oscillating wave column, overtopping device, attenuator and oscillating wave surge converter. Our PowerBuoy® wave energy converter is classified as a point absorber.

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

We believe there are only a small number of companies that may have the technical capability and financial viability to compete in the offshore autonomous power market; however, their technologies are still in early stage development with limited ocean testing. We believe that none of these technologies are at the maturity level of our current PB3, and because of this we believe that we continue to maintain a first mover advantage.

We continuously monitor non-traditional competitive threats, such as multi domain drones and artificial intelligence tools utilizing satellite data. We are in active discussions with companies in these markets to evaluate synergistic solution development where we believe there may be a demand for cooperative solutions.

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

The table below shows the percentage of our revenue we derived from significant customers for the periods indicated:

	Twelve months ended April 30,
	2020	2019

Eni S.p.A.	10%	54%
Premier Oil UK Limited	9%	33%
EGP	72%	4%
Other	9%	9%
	100%	100%

In order to achieve success in commercializing our products, we must expand our customer base and obtain commercial contracts to lease or sell our PowerBuoy® solutions and related services to customers. Our potential customer base for our PowerBuoys® solutions includes various public and private entities, and agencies that require remote offshore power. To date, substantially all of our revenue producing contracts have been with a small number of customers under contracts to fund a portion of the costs of our operational efforts to develop and improve our technology, validate our product through ocean and laboratory testing, and business development activities with potential commercial customers. Our goal in the future is that an increased portion of our revenues will be from the lease or sale of our products and related maintenance and other services.

Current Customers

●	In March 2020, Eni exercised their option from the March 2018 contract to extend their lease of the PB3 for an additional 18 months. The initial provision in March 2018 agreement provided for a minimum 24-month contract that included an 18-month PB3 lease and associated project management.

●	In September 2019, we entered into two contracts with subsidiaries of EGP which include the sale of a PB3 and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) that will be the Company’s first deployment off the coast of Chile. The contract is a result of a detailed feasibility study of the PB3 as an offshore autonomous platform hosting oceanographic sensor systems conducted in September 2018.

●	In April 2019 we entered into an agreement with a leading oil and gas operator to conduct a detailed feasibility study of using the Company’s technology to monitor subsea wells.

●	In February 2019, we entered into a contract with the U.S. Navy to carry out the first phase of a project to design and develop a buoy mooring system which incorporates fiber optics for the transmission of subsea sensor data to airplanes, ships, and satellites.

●	In June 2018, we entered into a contract with PMO for the lease of a PB3 to be deployed in one of PMO’s offshore fields in the North Sea. During its deployment, the PB3 provided unmanned EZM service. With an opportunistic marine weather window that allowed for offshore equipment retrievals, in early March 2020 the Company and Premier Oil retrieved the PB3 and is preparing to ship the PB3 back to the Company’s headquarters in Monroe, New Jersey. The PB3 will be serviced to prepare for one of multiple upcoming commercial opportunities. In addition, the Company will perform an inspection and review of the system’s performance with the intention to develop a Phase II deployment scope with Premier Oil. As a result of this, revenue recognized was impacted for the fourth quarter, 2020 and we removed the remaining lease payments from fiscal 2020 backlog.

Partnerships

●	In May 2019, we signed a memorandum of understanding with Modus, Ltd. for the purpose of developing and delivering commercial market solutions that offer a step-change in innovation and market value against conventional methodologies, specifically through development and marketing of a combined HAUV charging station which will be able to utilize the PowerBuoy® system for topside charging and communications.

●	In April 2019, we signed a memorandum of understanding with Acteon to develop, explore and exploit mutual opportunities in the global oil and gas and renewable markets.

●	In January 2019, we entered into a Joint System Solution Development and Marketing Agreement with Saab. The agreement anticipates a preliminary focus on AUV and eROV charging and communications systems.

Backlog

As of April 30, 2020, our backlog was $1.0 million compared to a backlog of $0.9 million as of April 30, 2019. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Research and Development

PB3 PowerBuoy®

Our team has a broad range of experience in mechanical, electrical, and ocean engineering. We have engaged in extensive efforts to improve the PB3 PowerBuoy® efficiency, reliability and power output, and improve manufacturability while reducing cost and complexity. Our recent efforts have been focused on reducing cost of our PB3 PowerBuoys® and their deployment costs in order to balance customer cost with our solution value proposition. We continue to seek to increase the capabilities of our PB3 PowerBuoy® systems by designing flexible interfaces and rendering them sensor and payload agnostic.

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

A concerted effort has been underway which is focused on proactively implementing additional features driven by extensive and direct discussions with potential users, customers, marketing partners, and end users in our target markets. Such features include:

●	Enhancement and cost-out of our current PB3 PowerBuoy® product and supporting systems and deployment and installation methods through customary product life cycle management.

●	Design and development of a single point combined mooring umbilical solution that allows for quicker deployment of the PowerBuoy® and enables effective stationkeeping while providing a pathway for the delivery of power and communication capabilities to customer payloads which are external to the PowerBuoy®, or for recharging and communication capabilities from our PowerBuoy® to our subsea battery.

●	Design, development and implementation of an advanced buoy controller that significantly reduces power consumption and continues to address buoy reliability, and supports high computational speeds needed for the PowerBuoy® monitoring and control as well as integrated solutions requiring real-time data communications.

hybrid PowerBuoy®

We have created a hybrid PowerBuoy® that is a solar powered and liquid-fueled surface buoy, compared to the wave power generating PB3. The hybrid is powered primarily through solar with liquid-fueled back-up and is capable of providing reliable power in remote offshore locations, regardless of ocean wave conditions. It is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid is anticipated to be quickly deployable and cost-effective solution. The design has a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. A validation test is anticipated to take place in U.S. waters during the summer of 2020.

Subsea battery solutions

The Company is finalizing the commercialization schedule of its subsea battery. The subsea battery has been designed to provide continuous and/or short-term power supply from its integrated energy storage system, enabling us to supply into a range of industries and applications.

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

As of June 2020, we have been issued 66 U.S. patents, of which 36 are active, 23 have expired and seven were abandoned. Outside of the U.S. we have been issued 256 patents across 13 countries with 32 of the active U.S. patents having at least one corresponding issued foreign patent. We have filed for 4 additional U.S. patents and 3 of the U.S. patents applications have corresponding foreign patent applications at this time. Our patent portfolio includes patents and patent applications with claims directed to:

●	system design;
●	control systems;
●	power conversion;
●	anchoring and mooring; and
●	wave farm architecture.

The expiration dates for our issued U.S. patents range from 2021 to 2037. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with U.S. federal government funding are subject to certain government rights as described in “Risk Factors - Risks Related to Intellectual Property.”

We use trademarks on nearly all our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy®, PB-Vue ®, PowerTower ®, Making Waves in Power ®, Talk on Water ® marks in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Subsidies and Incentives. Renewable energy subsidies and incentives are generally applicable only to electric generation and supply to the utility grid. However, our autonomous applications may permit a customer to reduce its carbon emissions, which our potential customers may be able to publicize in their environmental stewardship reports.

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

Our corporate headquarters and manufacturing operations are located in Monroe Township, New Jersey. Our facility offers approximately 56,000 square feet of manufacturing and office space. This facility allows for expansion of our manufacturing capabilities and a move toward higher volume production of our solutions.

Employees

As of April 30, 2020, we had 36 full-time employees. Of these employees, 35 are located in the United States and one is located in the United Kingdom. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website (www.oceanpowertechnologies.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 28 Engelhard Drive, Suite B, Monroe Township, New Jersey, 08831, and our telephone number is (609) 730-0400. The information on our website is not a part of this Annual Report. Our common stock has been listed on Nasdaq since April 24, 2007, and since July 2015, our common stock has been listed on the Nasdaq Capital Market. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report, and in prior periodic and current reports. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline, and your investment could be lost.

Risks Related to Our Financial Condition

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant engineering and product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $220.1 million at April 30, 2020. On April 30, 2020, the Company had approximately $10.9 million in cash, cash equivalents and restricted cash on hand. On May 5, 2020 the Company received $0.9 million from the Paycheck Protection Program (“PPP”) (see Note 17 to the Consolidated Financial Statements for more information). The Company generated revenues of $1.7 million and $0.6 million during the twelve months ended April 30, 2020 and 2019. Based on the Company’s cash, cash equivalents and restrictive cash balances as of April 30, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2021.

We continue to experience operating losses and currently have three revenue producing contracts. During fiscal 2020, our net burn rate (cash used in operations less cash generated by operations) including product development spending was approximately $0.9 million per month.

We have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $14.0 million in fiscal 2021 including product development spending of more than $6.9 million. However, we may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2021, if we are not successful in our efforts to sell more of our products. We cannot assure our stockholders that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure our stockholders that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

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

We have incurred net losses since we began operations in 1994, including net losses of $10.4 million and $12.2 million in fiscal 2020 and 2019, respectively. As of April 30, 2020, we had an accumulated deficit of $220.1 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and commercializing our products. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

We do not know whether we will be able to successfully commercialize our products or whether we can achieve profitability. There is significant uncertainty about our ability to successfully commercialize our products in our targeted markets. Even if we do achieve commercialization of our products and become profitable, we may not be able to achieve or, if achieved, sustain profitability on a quarterly or annual basis.

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and our past results should not be relied on as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, including the following factors, may adversely affect our business, financial condition and results of operations:

●	delays in permitting or acquiring necessary regulatory consents;

●	delays in the timing of contract awards and determinations of work scope;

●	delays in funding for or deployment of wave energy projects;

●	the impact of COVID-19 on our customers and contracts;

●	changes in cost estimates relating to wave energy project completion, which under percentage-of-completion accounting principles could lead to significant fluctuations in revenue or to changes in the timing of our recognition of revenue from those projects;

●	our inability to successfully develop and market new products;

●	delays in meeting, or the failure to meet, specified contractual milestones or other performance criteria under project contracts or in completing project contracts that could delay or prevent the recognition of revenue that would otherwise be earned;

●	decisions made by parties with whom we have commercial relationships not to proceed with anticipated projects;

●	increases in the length of our sales cycle; and

●	inherent uncertainties in our manufacturing processes.

Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.

Our reporting currency is the U.S. dollar, and sometimes we incur costs in the local currency of countries in which our customers and suppliers are located. As a result, we are subject to currency translation risk. A large percentage of our revenues are generated outside the United States and can be denominated in foreign currencies of our customers. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenues and cost of revenues and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

The scale and scope of the recent COVID-19 outbreak, the resulting pandemic, and the impact on the financial markets is unknown and could adversely affect the Company’s business, financial condition and results of operation at least for the near term.

Since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the U.S. As the U.S. faces the COVID-19 pandemic, we are following the recommendations of government and health authorities to minimize exposure risk for our employees. The rapid spread of COVID-19 globally also has resulted in increased travel restrictions and disruption and shutdown of certain businesses in the U.S. and abroad, including disruptions to our own business. We are closely monitoring this global health crisis and will reassess its strategy and operational activities on a regular, ongoing basis as the situation evolves.

As a result of the changes in work protocols, as well as related pandemic fears, quarantines and market downturns, we may experience impacts from changes in customer behavior. Our business is dependent upon the willingness and ability of our customers to conduct transactions, as well as the ability of customers to meet existing payment or other obligations. The spread of COVID-19 has caused severe disruptions in the worldwide economy, which has in turn disrupted the business, activities, and operations of our business and operations, as well as that of our customers. For example, our employees have been unable to travel to Chile to perform final testing and assembly of our PB3 PowerBuoy® for EGP.

If COVID-19 were to continue to affect a significant amount of our workforce, we may experience delays or the inability to produce and deliver solutions to our customers on a timely basis. In addition, one or more of our customers, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. As with EGP, travel restrictions due to COVID-19 may also prevent our employees from completing customer work. The global scale and scope of COVID-19 is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time.

The extent to which the coronavirus impacts our results will ultimately depend on future developments, which are highly uncertain, and will include emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19. However, we believe the coronavirus has and will continue to adversely affect our business, financial condition and results of operations at least for the near term.

Risks Related To Growth Of Our Business

We depend on a limited number of customers for substantially all of our revenues. The loss of, or a significant reduction in revenues from, any of these customers could significantly reduce our revenues and harm our operating results.

Historically, a small number of customers have provided substantially all of our revenues and we expect that such concentration will continue for the foreseeable future. In fiscal 2020 commercial contracts accounted for 94% of our revenues and governmental contracts accounted for 6%. In fiscal 2019, revenues from commercial contacts accounted for 92% of our revenues and governmental contracts accounted for 8%. Because we currently have a small number of customers and contracts, problems with a single contract would adversely affect our business, financial condition and results of operations.

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

If sufficient demand for our PowerBuoys® or new products does not develop or takes longer to develop than we anticipate, our revenue generation will be limited, and it is unlikely that we will be able to achieve and, if achieved, then sustain profitability.

Even if wave energy technology achieves broad commercial acceptance, our PowerBuoys® may not prove to be a commercially viable technology for generating electricity from ocean waves. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys® but have not yet achieved successful commercialization of our PowerBuoys. As we seek to manufacture, market, sell and deploy our PowerBuoys® in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of our PowerBuoys®, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoys®.

If demand for our PowerBuoys® or new products fails to develop sufficiently, it is unlikely that we will be able to grow our business or generate sufficient revenues to achieve and then sustain profitability. In addition, demand for PowerBuoys® in our presently targeted markets, including parts of North and South America, Europe and Asia, may not develop or may develop to a lesser extent than we anticipate.

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

To be successful, we need to retain key personnel. Qualified individuals, including engineers and project managers, are in high demand, and we may incur significant costs to attract and retain them. With the exception of our President and Chief Executive Officer, all of our employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we lose the services of key personnel, or do not hire or retain other personnel for key positions, our business, results of operations and stock price could be adversely affected.

If we are unable to effectively manage our growth, this could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe may be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support future growth. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in the amendment to, or termination of, customer contracts or relationships. To realize our desired growth, we may need to add sales, marketing and engineering offices in our existing and/or additional locations, which may include areas such as North and South America, Europe and Asia, and which may result in additional organizational complexity.

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

Our principal targeted markets include offshore oil and gas, defense and security, science and research and communications. In our targeted markets, which are highly competitive, we compete against incumbent power solutions already being utilized by our customers and potential customers. If we are unable to demonstrate to our customers and our potential customers that our products are cost competitive to their existing alternative power solutions, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations, continue to commercialize our products, or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations could be materially and adversely affected.

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

We market and plan to market our products in multiple global regions, including parts of North and South America, Europe, and Asia, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the U.S. accounted for 94% of our revenues in fiscal 2020 and 92% of our revenues in fiscal 2019. Risks inherent in international operations include, but are not limited to, the following:

●	changes in general economic and political conditions in the countries in which we operate;

●	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries;

●	fluctuations in exchange rates may affect demand for our products and may adversely affect our profitability in U.S. dollars to the extent the price of our products and cost of raw materials and labor are denominated in a foreign currency;

●	difficulty with staffing and managing widespread operations;

●	complexity of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our products;

●	inability to obtain, maintain or enforce intellectual property rights; and

●	difficulty in enforcing agreements in foreign legal systems.

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

We utilize, develop, install and maintain a number of information technology systems. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our customers and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems, as well as those of our customers, contractors and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our customers and other business partners. While we endeavor to maintain industry- accepted security measures and technology to secure our computer systems and while we endeavor to ensure our cloud vendors that store our data maintain similar measures, these systems and the information stored on these systems may still be subject to threats. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. A party who circumvents our security measures, or those of our customers, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Product Development and Commercialization

Our engineering and product development costs are substantial and may increase in the future.

Our engineering and product development costs primarily relate to our efforts to increase the output, durability and commercial viability of our products. Our engineering and product development costs were $4.3 million and $5.0 million in fiscal 2020 and 2019, respectively. It is our goal to fund the majority of our engineering and product development expenses, including cost sharing obligations under some of our customer contracts, over the next several years with sources of external funding, but we do not currently have any such committed sources of funding, and we may not be able to secure any such funding in the future. If we are unable to obtain external funding, our operations may be materially and adversely affected, and we may be required to curtail our engineering and product development expenses, among other consequences.

We have only manufactured a limited number of PowerBuoys® and to date we have not produced PowerBuoys® in any significant quantity for commercial production. Our PowerBuoys® may not have a sufficient operating history to confirm how they will perform over their estimated useful life.

We began developing and testing wave energy technology over 15 years ago. However, to date, we have only manufactured a limited number of PowerBuoys® for use in ocean testing and commercialization. The longest continuous in-ocean deployment of our PowerBuoy® was from December 2009 to January 2012. As a result, our PowerBuoys® may not have a sufficient operating history to confirm how they will perform over their estimated useful life. Our technology may not yet have demonstrated that our engineering and test results can be duplicated in volume or in commercial production. If our PowerBuoy® is ultimately proven ineffective or unfeasible, we may not be able to expand our commercial production of our PowerBuoys® or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoys® perform below expectations, we could lose customers and face substantial repair and replacement expenses which could in turn adversely affect our business, financial condition and results of operations.

We face numerous accident and safety risks and hazards, including extreme environmental hazards, which are inherent in offshore operations.

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our products. These hazards and risks could result in personal injuries, loss of life, liberation of a product from its mooring due to extreme environmental conditions and damage caused by its drifting, and other damages which may include damage to our properties, including our products®, and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure that we will be able to maintain adequate insurance in the future at reasonable rates.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into application development agreements and strategic alliances with companies committed to providing products and services which require in-ocean energy sources. Generally, these types of relationships obligate us to provide certain services or perform certain tasks in connection with the relationship with the alliance partner, and we are generally responsible for paying the costs we incur relating to such services or tasks. These relationships generally are not expected to provide us with any revenues or sources of financing. If we are unable to reach agreements with additional suitable alliance partners, we may fail to meet our business objectives for the commercialization of our products. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our products to these companies, their affiliates and customers in the future, or growth opportunities may not materialize. Any of which could adversely affect our business, financial condition and results of operations.

We have limited manufacturing experience. If we are unable to increase our manufacturing capacity in a cost-effective manner, our business will be materially harmed.

We plan to manufacture key components of our products, including the PTO advanced control and generation systems, while outsourcing the manufacturing for other components of our products. However, we have only manufactured our products in limited quantities for use in development and testing and have limited commercial manufacturing experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner, and to manage multiple vendors with several orders on specific deadlines. In order to meet our growth objectives, we will need to increase our engineering, contract management, and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel, and we have limited funding available to retain such additional staff. Therefore, we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

We may be unable to develop efficient, low-cost manufacturing capabilities and processes that enable us to meet the quality, price, engineering, design and production standards or production volumes necessary to successfully commercialize our products. If we cannot do so, we may be unable to expand our business, satisfy our contractual obligations or become profitable. Even if we are successful in developing our manufacturing capabilities and processes, we may not be able to do so in time to meet our commercialization schedule or satisfy the requirements of our customers.

Problems with the quality or performance of our products would adversely affect our business, financial condition and results of operations.

Our agreements with customers will generally include guarantees with respect to the quality and performance of our products. Because of the limited operating history of our products, we have been required to make analytical assumptions regarding the durability, reliability and performance of the systems, and we may not be able to predict whether and to what extent we may be required to perform under the guarantees that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective systems in the future. We will bear the risk of claims long after we have sold our products and recognized revenue. Moreover, any widespread product failures could adversely affect our business, financial condition and results of operations.

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

Our future success in our selected markets depends in part on our ability to achieve cost savings over existing and incumbent solutions. If we are unable to achieve cost savings relating to our products, the commercial prospects for our products may be adversely affected.

Our goal is to commercialize our products. Our success in meeting this objective depends, in part, on our ability to provide energy to our prospective customers at a cost savings over existing and incumbent power solutions already being utilized by our customers and potential customers. If we are unable to demonstrate to our prospective customers that our products are cost competitive with existing alternative power sources, or if it takes us longer to do so than we anticipate, we may be unable to continue our business, achieve commercialization of our products, achieve a competitive position, satisfy our contractual obligations, or become profitable. In addition, if the costs associated with these development efforts exceed our projections, our results of operations will be materially and adversely affected.

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

Our success and ability to compete depends in part upon our ability to obtain protection in the U.S. and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the U.S. and corresponding patents and patent applications in several foreign jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. In addition, we do not know how successful we would be should we choose to assert our patents against suspected infringement and we do not know what the cost to do so would be. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

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

The decision of the United Kingdom (U.K.) to exit from the European Union (E.U.) (generally referred to as “BREXIT”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. The effects of BREXIT will depend on any agreements the U.K. makes to retain access to E.U. markets. The measures could potentially disrupt some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. BREXIT also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for our products and services. Any of these effects of BREXIT, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

Our manufacturing operations, particularly some of the activities undertaken by our third-party suppliers and manufacturers, involve the controlled use of hazardous materials. These include batteries for the PB3, propane for the hybrid and various lubricants and oils. Accordingly, our third-party contractors and we are subject to foreign, federal, state and local laws governing the protection of the environment and human health and safety, including those relating to the use, handling and disposal of these materials. We cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident or failure to comply with environmental or health and safety laws and regulations, we could be held liable for resulting damages, including damages to natural resources, fines and penalties, and any such liability could adversely affect our business, financial condition and results of operations.

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

In the past, companies that experience significant volatility in the market price of their publicly-traded securities have become subject to class action securities litigation. Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits, are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 15 “Commitments and Contingencies - Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2020.

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

Historically, the market price of our common stock has fluctuated significantly, and we expect that this will continue. Purchasers of our common stock could incur substantial losses relating to their investment in our stock as a result. For the fiscal year ended April 30, 2020, the 52-week low and high prices for our common stock was $0.33 and $2.84, respectively. Also, the stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are currently located in Monroe Township, New Jersey, where we occupy approximately 56,000 square feet under a lease expiring on October 31, 2024. We use this facility for administration, research and development, as well as assembly and testing of our products.

ITEM 3. LEGAL PROCEEDINGS

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. On April 5, 2019, a three-person arbitration panel scheduled the discovery process to run from April 12, 2019 until November 9, 2019, set a pre-hearing case management conference for October 14, 2019, and set the hearing for December 9-13, 2019 in Princeton, New Jersey. On September 30, 2019, the parties completed the factual discovery process and the Company identified its expert witnesses. On October 14, 2019, the parties participated in a pre-hearing case management conference with arbitration panel and altered slightly the dates for the hearing. The hearing was conducted in Princeton, New Jersey between December 9-11, 2019, and between December 16-18, 2019, and on December 18, 2019 the panel decided to continue the hearing for at least another day. The final day of hearing has now been scheduled for July 15, 2020, and the hearing will be conducted in Princeton, New Jersey. As of April 30, 2020, the Company has not accrued any provision related to this matter since it is not probable and cannot reasonably estimate the loss contingency.

NASDAQ Delisting Notification

On March 3, 2020, the Company received a notification from the NASDAQ Stock Market (the “NASDAQ”) indicating that the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days and as a result, the Company is not in compliance with the minimum bid price requirement for continued listing. The NASDAQ notice has no immediate effect on the listing or trading of the Company’s common stock. Under the NASDAQ Listing Rules, the Company has a grace period of 180 calendar days, or until August 31, 2020, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. On April 20, 2020, the Company received a written notice from NASDAQ indicating that, as a result of the tolling of the bid price requirements due to COVID-19, the period within which the Company has to regain compliance was extended from August 31, 2020 to November 13, 2020.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, the Spanish tax inspector has raised questions with respect to the Company’s recognition of funds received during this time period from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that we will be assessed a penalty relating to these tax years. The Company has estimated this penalty to be $177,000 and as of April 30, 2020 and 2019 has recorded the penalty in Accrued expenses in the Consolidated Balance Sheet.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholders

Our common stock is listed on the Nasdaq Capital Market, under the symbol “OPTT.” As of June 23, 2020, there were 139 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

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

Purchases of Equity Securities by the Issuer

The following table details our share repurchases for the three months ended April 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

February 1 - February 29	-	$-	-	-
March 1 - March 31	-	$-	-	-
April 1 - April 30	-	$-	-	-

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

On October 24, 2019, we issued to Aspire Capital 194,805 shares of common stock as a commitment fee pursuant to the terms of a common stock purchase agreement dated October 24, 2019. As of April 30, 2020, we have sold 1,399,205 shares of common stock with an aggregate market value of $1,145,994 at an average price of $0.82 per share pursuant to this agreement with Aspire Capital.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2020 are to the fiscal year ended April 30, 2020.

Business Update Regarding COVID-19

As a result of the COVID-19 pandemic, the Company in March 2020 put in place a number of protective measures in response to the COVID-19 outbreak. These measures included the canceling of all commercial air travel and all other non-critical travel, requesting that employees limit non-essential personal travel, eliminating all but essential third-party access to our facilities, enhancing our facility janitorial and sanitary procedures, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, and providing staggered shifts and social distancing measures for those employees associated with manufacturing operations.

The current COVID-19 pandemic has presented substantial health and economic risks, uncertainties and challenges to our business, the global economy and financial markets. It is not currently possible to predict how long the pandemic will last or the time it will take for economies to return to prior levels. The extent to which COVID-19 impacts our business, operations, financial results and financial condition, and those of our suppliers and customers will depend on future developments which are highly uncertain and cannot be predicted with certainty or clarity, including the duration and continuing severity of the outbreak and additional government actions to contain COVID-19. The volatility caused in the stock markets by the pandemic may make it difficult for the Company to raise capital. In March 2020, one of the Company’s customers cancelled a portion of their contract due to the outbreak of COVID-19. The Company has delayed the deployment of its PB3 PowerBouy® in Chile from April, 2020 to September, 2020 due to travel restrictions imposed by the U.S. and Chile. For additional information on various uncertainties and risks posed by the COVID-19 pandemic, see Part I, Item 1A “Risk Factors” of this report.

As a result of the COVID-19 pandemic, on March 27, 2020, the U.S. Government passed into law the Coronavirus Aid, Relief and Economic Security Act, or the (“CARES Act”). On May 3, 2020, the Company signed a Paycheck Protection Program (“PPP”) loan with Santander Bank, N.A. (“Santander”) as the lender for $890,347 in support through the Small Business Association (“SBA”) under the PPP Loan. The PPP Loan is unsecured and evidenced by a note in favor of Santander as the lender (the “Note”) and governed by a Loan Agreement with Santander (the “Loan Agreement”). The Company received the proceeds on May 5, 2020. The SBA allows loan forgiveness for costs incurred and paid for a) payroll costs, b) interest on any real or personal property mortgage incurred prior to February 15, 2020, c) rent on any lease in force prior to February 15, 2020, and d) utility payments for which service began before February 15, 2020. Additional information on the Company’s liquidity and going concern can be found in Note 1 to the Consolidated Financial Statements and under Part I, Item 1A “Risk Factors” of this report.

Overview

We aspire to transform the world through innovative ocean-energy solutions. We are a marine power solutions provider that designs, manufactures, sells and services our products while working closely with partners that provide payloads, integration services, and marine installation capabilities. Our solutions provide distributed offshore power which is persistent, reliable, and economical along with power and communications for remote surface and subsea applications. Our mission and purpose is to utilize our proprietary, state-of-the-art technologies to reduce the global carbon footprint by providing renewable solutions for reliable electrical power and, in so doing, drive demand for our products and services, thus realizing positive stockholder returns.

We also continue to develop and commercialize our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves for our PowerBuoy, and solar power for our newest product, the hybrid PowerBuoy. The PB3 PowerBuoy® uses proprietary technologies that convert the kinetic energy created by the heaving motion of ocean waves into electricity. Based on feedback from our current customers, discussions with potential future customers in the offshore oil and gas, defense and security, science and research and communications, as well as government applications in fishery protection, together with our market research and publicly available data, we believe that numerous markets have a direct need for our solutions. While our recent projects have been in the oil and gas industry, we believe there is an increasing need for our products and solutions in areas such as fishery protection, offshore windfarm support, marine surveillance, and ocean-based laboratories. We believe that having demonstrated the capability of our solutions we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost- efficient solution for renewable, reliable and persistent power and communications, either by supplying electric power to payloads that are integrated directly with our product or located in its vicinity, such as on the seabed and in the water column. We believe we are the leader in offshore autonomous ocean wave power conversion technology which provides renewable power for offshore operations that were previously difficult to decarbonize.

Our achievements during fiscal 2020 included the Company’s first commercial sale of a PB3 to Enel Green Power (“EGP”). We continued work on projects with Premier Oil (“PMO”) and Eni S.p.A. (“Eni”) and commenced work with the U.S. Navy Small Business Innovation Research (“U.S. SBIR”) program, and a leading oil & gas operator. During the fiscal year, the Company continued development of the hybrid and its subsea battery solutions. The Company also signed a memorandum of understanding with Modus Seabed Intervention Ltd. (“Modus”) to develop and deliver innovative solutions including a combined AUV charging station which will be able to utilize the PowerBuoy® system for topside charging and communications.

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

Our Products

PB3 PowerBuoy®

The PB3 generates electricity by harnessing the renewable energy of ocean waves. In addition to our PB3, we continue to develop our PowerBuoy® product line including our turnkey surveillance system, the hybrid and the subsea battery.

The PB3 features a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal name-plated capacity rating of up to a nominal 3 kilowatts of peak power during recharging of the onboard batteries. Power generation is deployment-site dependent whereby average power generated can increase substantially at very active sites. Our standard ESS has an energy capacity of up to a nominal 150 kilowatt-hours to meet specific application requirements. We believe there is a substantial addressable market for the current capabilities of our PB3, which we believe could be utilized in a variety of applications.

The PB3 is designed to generate power for use independent of the power grid in remote offshore locations. The hull consists of a main spar structure loosely moored to the seabed and surrounded by a floating annular-structure that can freely move up and down in response to the passage of the waves. The PTO system includes a mechanical actuating system, an electrical generator, a power electronics system, our control system, and our ESS which are sealed within the hull. As ocean waves pass the PB3, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is collected within an ESS. The operation of the PB3 is controlled by our customized, proprietary control system.

The control system uses sensors and an onboard computer to continuously monitor the PB3 subsystems. We believe that this ability to optimize and manage the electric power output of the PB3 is a significant advantage of our technology. In the event of large storm waves, the control system automatically locks the PB3 and electricity generation is suspended. However, the load center (either the on-board payload or one in the vicinity of the PB3 may continue to receive power from the ESS. When wave heights return to normal operating conditions, the control system automatically unlocks the PB3 and electricity generation and ESS replenishment recommences. This safety feature helps to prevent the PB3 from being damaged by storms.

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

We believe that using wave energy for electricity generation has the following potential benefits, compared to existing incumbent solutions.

●	Scalability within a small site area. Due to the dense energy in ocean waves, we believe that the electricity may be aggregated to supply electricity to larger payloads as a result of multiple PB3 which are placed in an array, occupying a relatively small area. We believe the array of a larger number of PB3 could offer end users a variety of advantages in availability, reliability and scalability.

●	Predictability. The generation of power from wave energy can be forecasted several days in advance. Available wave energy can be calculated with a high degree of accuracy based on satellite images and meteorological data, even when the wave field is hundreds of miles away and days from reaching a PB3. Therefore, we believe end-users relying on PB3 for power may be able to proactively plan their logistics, payload scheduling and other operational activities based on such data,

●	Constant source of energy. The annual occurrence of waves at certain specific sites can be relatively constant and defined with relatively high accuracy. Based on our studies and analyses of various sites of interest, we believe that we will be able to deploy our PB3 in locations where the waves could produce usable electricity for the majority of the year.

Based on our market research and publicly available data, including but not limited to the U.S. Department of Energy (“DOE”) 2019 Powering the Blue Economy Report, the Westwood Energy World ROV Operations Forecast 2019-2023, and the World Bank Database, we believe that numerous markets have a direct need for our PB3 including offshore oil and gas, defense and security, science and research and communications, as well as government applications in fishery protection. Depending on payload power requirements, sensor types and other considerations, we have found that our PB3 could satisfy several application requirements within these markets. We believe that the PB3 consistently generates sufficient power to meet the requirements of many potential customer applications within our target markets, and that the hybrid could provide ample power in geographies where wave conditions may not be sufficient to allow the PB3 to generate sufficient power on its own for load center requirements.

hybrid PowerBuoy®

The Company has created a hybrid PowerBuoy® that is a solar powered and liquid-fueled surface buoy, compared to the wave power generating PB3. The hybrid is powered primarily through solar panels with liquid-fueled back-up and is capable of providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product is to be highly complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater product integration within each customer project. It is primarily intended for shorter term deployment applications such as electric remotely operated vehicle (“eROV”) or (“ROV”) and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid is anticipated to be quickly deployable and cost-effective solution. The design has a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. The hybrid generates power from both an array of solar panels and an efficient, clean burning 1kW Stirling engine fueled by liquid propane (or biofuel for Generation 2). This energy is stored in onboard batteries which power the aforementioned subsea and topside payloads. The Company has designed the hybrid with a Stirling engine backup system to outperform traditional diesel buoys, which we believe have more frequent service and refueling intervals and higher carbon intensities. We believe the hybrid will be able to operate over a broader range of temperature and ocean wave conditions than existing diesel buoys.

The towable, boat-shaped hull design of the hybrid is appropriate for deployment anywhere in the world. Power is generated independent of wave activity, making it a perfect solution for providing power through extreme weather and in heaving seas, or in calm, low wave environments and is complimentary to the PB3.

As with the PB3, the control system uses sensors and an onboard computer to continuously monitor the hybriud subsystems. We believe that this ability to optimize and manage the electric power output of the hybrid is a significant advantage of our technology. In the event of extended cloudy periods, the control system automatically switches electricity generation from the solar panels to the backup engine. However, the load center (either the on-board payload or one in the vicinity of the hybrid may continue to receive power from the on-board ESS. When more suitable solar power generation conditions return, the control system automatically stops the backup up engine and ESS replenishment recommences by way of solar electricity generation.

The hybrid is designed for use with a single point umbilical and mooring but can be adapted for a 3-point mooring installation for use as a temporary replacement for PB3 installations during planned maintenance or repairs.

The hybrid can be transported over land to the deployment port using conventional transportation methods. Once at port, the hybrid can be lifted into the water or onboard a vessel using a readily available crane of appropriate capacity. The hybrid may then be towed to site using a standard vessel (if the location is within an appropriate distance from the port), or the hybrid may be carried aboard a vessel to its offshore location and craned into the water at site. The hybrid is then attached to the single point mooring system, which is installed during a separate operation, after which a brief commissioning process places the hybrid into operation.

The hybrid is configured with a nominal 30 kilowatt-hours of battery energy storage and approximately 1 megawatt-hour of stored energy in the propane system. While the batteries are primarily charged through solar power generation, the propane powered Stirling engine system on the hybrid can be considered reserve energy storage, with propane having a much higher energy storage density than lithium-ion batteries. It can be utilized when needed based on load demand and will provide approximately 1megawatt-hour of stored energy capacity. Our research suggests this amount of stored energy offers an attractive local, autonomous energy solution for clients in a range of industries, including but not limited to oil and gas and marine observation, particularly for shorter term deployments.

Subsea Battery

We are also developing a subsea battery that is complementary to both of our PowerBuoy® products and can be deployed together with our PowerBuoys® or on its own. It offers customers the option of placing additional modular and expandable energy storage on the seabed near existing or to be installed subsea equipment. Our lithium ion subsea batteries supply power that can enable subsea equipment, sensors, communications and AUV and eROV recharge. Our range of PowerBuoys® is complimentary to the subsea batteries by providing a means for recharging during longer term deployments, or the batteries can be used independently for shorter term deployments. Ideal for many remote offshore customer applications, these subsea batteries are anticipated to be high performance, cost-efficient, and quickly deployable. The subsea battery solutions are currently undergoing prototyping.

The subsea battery has been designed to provide continuous and/or short-term power supply from its integrated energy storage system, enabling us to supply into a range of industries and applications, from backup power to critical subsea infrastructure to continuous operation of subsea equipment, such as electric valves. The base design of the subsea battery has a nominal 100 kilowatt-hours of energy storage. The subsea battery can be transported over land to the deployment port using conventional transportation methods. Once at port, the subsea battery can be lifted onboard a vessel using a readily available crane of appropriate capacity. The battery can then be carried aboard a vessel to its offshore location and craned into the water at site. It comes installed on a ready deployable subsea skid suitable for installation on the seabed. The battery is then connected to the other components on the seabed with the use of ROVs or divers.

Our analysis suggests that the growing demand for electrification of subsea infrastructure, and an increased switch to autonomous and renewable solution, offers multiple opportunities for deploying subsea battery powered solutions over the next few years.

Capital Raises

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that did not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% was 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. The agreement was cancelled on October 24, 2019, and as of that date, the Company had sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 1,219,010 shares including shares issued as a commitment fee. At the 2019 annual meeting of stockholders, held on December 20, 2019, the Company’s stockholders approved an additional 5,400,000 shares to be issued pursuant to the common stock purchase agreement in excess of the 19.99% limit. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of our common stock as a commitment fee. As of April 30, 2020, the Company has sold 1,399,205 shares of common stock with an aggregate market value of approximately $1.1 million at an average price of $0.82 per share pursuant to this common stock purchase agreement.

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

On January 7, 2019, the Company entered into the 2019 ATM Facility with A.G.P./Alliance Global Partners under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of April 30, 2020, under the 2019 ATM Facility, the Company has issued 5,101,405 shares of its common stock with an aggregate market value of $3.8 million at an average price of $0.74 per share and paid AGP a sales commission of approximately $122,530 related to those shares.

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

Backlog

As of April 30, 2020, our negotiated backlog was $1.0 million. As of April 30, 2019, our negotiated backlog was $0.9 million. Our backlog can include unfilled firm orders for our products and services from commercial and governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have resulted in an accumulated deficit of $220.1 million at April 30, 2020. Based on the Company’s cash, cash equivalents and restricted cash balances as of April 30, 2020, as well as the $0.9 million of proceeds received from the PPP Loan on May 5, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2021.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended April 30, 2020, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. We prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us.

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

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2020 and 2019:

	Twelve months ended April 30,
	2020	2019

Eni S.p.A.	$173	$341
Premier Oil UK Limited	148	206
EGP	1,211	23
Other	150	62
	$1,682	$632

We currently focus our sales and marketing efforts on parts of North and South America, Europe, and Asia. The following table shows the percentage of our revenues by geographical location of our customers for fiscal 2020 and 2019:

	Twelve months ended April 30,
Customer Location	2020	2019

Europe	22%	0%
South America	72%	92%
North America	6%	8%
	100%	100%

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated accounts had a balance of $0.3 million as of April 30, 2020 and $0.7 million as of April 30, 2019, compared to our total cash, cash equivalents, and restricted cash balances of $10.9 million as of April 30, 2020 and $17.2 million as of April 30, 2019. These foreign currency balances are translated at each month end to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Fiscal Years Ended April 30, 2020 and 2019

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2020 and 2019:

	Twelve months ended April 30,		% change 2020 period to
	2020	2019	2019 period
	(in thousands)

Revenues	$1,682	$632	166%
Cost of revenues	1,787	1,303	37%
Gross loss	(105)	(671)
Operating expenses:
Engineering and product development costs	4,344	4,984	-13%
Selling, general and administrative costs	6,916	7,616	-9%
Total operating expenses	11,260	12,600
Operating loss	(11,365)	(13,271)
Gain due to the change in fair value of warrant liabilities	6	195	-97%
Interest income, net	124	35	254%
Foreign exchange loss	(12)	(55)	-78%
Loss before income taxes	(11,247)	(13,096)	-14%
Income tax benefit	895	850	5%
Net loss	$(10,352)	$(12,246)	-15%

Revenues

Revenues for the fiscal years ended April 30, 2020 and 2019 were approximately $1.7 million and $0.6 million, respectively. The increase of approximately $1.1 million over 2019 was mainly attributable to a new contract signed in fiscal year 2020 with EGP.

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

Cost of revenues for the fiscal years ended April 30, 2020 and 2019 were approximately $1.8 million and $1.3 million, respectively. The increase of approximately $0.5 million, or 37%, over 2019 was mostly due to higher upfront spending and material costs on the new EGP contract signed in fiscal 2020 as compared to the same period in the fiscal 2019.

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

Engineering and product development costs during the fiscal year ended April 30, 2020 were $4.3 million as compared to $5.0 million for fiscal year 2019. The decrease of $0.7 million, or 13%, is due to lower spending on PB3 PowerBuoy® builds for future customer contracts and lower spending on product development compared to the same period in fiscal 2019.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy® systems and costs for executive, accounting and administrative personnel, and other general corporate expenses.

Selling, general and administrative costs during the fiscal year months ended April 30, 2020 were $6.9 million as compared to $7.6 million for fiscal year 2019. The decrease of $0.7 million, or 9%, is primarily attributable to lower spending on professional fees of $0.4 million and lower employee related costs of $0.3 million partly offset by higher sales and marketing of $0.2 million.

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

The change in fair value of warrant liabilities during the fiscal year ended April 30, 2020 was an unrealized gain of $6,000 versus an unrealized gain of $195,000 for the fiscal year ended April 30, 2019. The change between periods is mainly due to a lower stock price for the twelve months ended April 30, 2020.

Interest income, net

Interest income, net consists of interest received on cash and cash equivalents, investments in money market accounts and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, and restricted cash was $10.9 million as of April 30, 2020, compared to $17.2 million as of April 30, 2019.

Interest income, net during the fiscal year 2020 was approximately $124,000 compared to $35,000 for fiscal 2019. The increase in interest income year over year is due to a higher average cash balance in fiscal year 2020.

Foreign exchange gain/(loss)

Foreign exchange loss was approximately $12,000 for fiscal year 2020 as compared to a foreign exchange loss of $55,000 for fiscal year 2019. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the U.S. dollar during the two periods.

Income tax benefit

During the fiscal years ended April 30, 2020 and 2019, the Company sold New Jersey State net operating losses and research and development credits in the amount of $10.0 million and $9.1 million, respectively, resulting in the recognition of income tax benefits of $0.9 million in each year. The Company has a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two years ended April 30, 2020, our aggregate revenues were $2.3 million, our aggregate net losses were $22.6 million and our aggregate net cash used in operating activities was $22.7 million.

Net cash used in operating activities

Net cash flows used in operating activities during the fiscal year ended April 30, 2020 were $10.6 million, a decrease of $1.5 million, when compared to $12.1 million during the fiscal year ended April 30, 2019. The change was the result of a decrease in net loss of $1.9 million offset by an increase in cash outflow related to the changes in operating assets and liabilities of $1.3 million. Fiscal year 2019 includes a deferred credit payment of $0.6 million.

Net cash used in investing activities

Net cash used in investing activities was approximately $65,000 for fiscal year 2020 versus net cash used by investing activities of approximately $29,000 for fiscal year 2019. The change was primarily the result of the Company’s increased spending on equipment of $11,000 and the prior period included a net change in the marketable securities of $25,000.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $4.4 million in fiscal year 2020, and net cash provided by financing activities was approximately $17.2 million for fiscal 2019. The decrease in net cash provided in fiscal year 2020 compared to fiscal year 2019 was due primarily to the Company receiving more proceeds from sales of its common stock in fiscal year 2019.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a reduction of approximately $32,000 in fiscal year 2020, a decrease of $48,000 from fiscal year 2019, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $220.1 million at April 30, 2020. We generated revenues of only $1.7 million in fiscal year 2020, and $0.6 million in fiscal year 2019. Based on the Company’s cash, cash equivalents and restricted cash balances as of April 30, 2020, as well as the $0.9 million of proceeds received from the PPP Loan on May 5, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern.

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	the impact of COVID-19 pandemic on our business, operations, customers, suppliers and manufacturers;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

● ●	our ability to develop and manufacture commercially viable products; our ability to successfully develop and market new products, such as subsea battery solutions;

●	that we will be successful in our efforts to commercialize our products or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our products and our wave energy technology;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	the reliability of our technology and our products;

●	our ability to improve the power output, survivability and reliability of our products;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

Our business is capital intensive, and, to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high engineering and product development costs associated with our product development. We anticipate that our operating expenses will be approximately $14.0 million in fiscal year 2021 including product development spending of more than $6.9 million. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during the fiscal year 2021, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” which amends the existing guidance on accounting for leases. Topic 842 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The guidance permits the Company to utilize the package of practical expedients that, upon adoption of Topic 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. Additionally, the Company elected to exclude short-term leases having initial terms of 12 months or less and recognizes rent expense on a straight-line basis over the lease term. The Company adopted Topic 842 on May 1, 2019 using the modified retrospective approach. Under this approach, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior GAAP. The adoption of this standard resulted in the Company recognizing a ROU and a lease liability of approximately $1.4 million and $1.5 million, respectively, and eliminating deferred rent of $39,000 and an unamortized lease incentive receivable of $108,000. Refer to Note 6 to the Consolidated Financial Statements for disclosure requirements related to the adoption of this standard.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of April 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2, which is incorporated herein by reference as if fully set forth herein. As described therein, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2020.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) with the Company	Served as Director From
Terence J. Cryan	57	Chairman of the Board	2012
Dean J. Glover	54	Vice Chairman of the Board and Independent Director	2014
George H. Kirby III	50	Chief Executive Officer and Director	2015
Steven M. Fludder Robert K. Winters	60 52	Independent Director Independent Director	2016 2016
Kristine S. Moore	58	Independent Director	2018

Terence J. Cryan has been a member of our Board of Directors since October 2012 and Chairman of the board since June 2014. Prior to joining our Board, Mr. Cryan was a member of our Board of Advisors. Mr. Cryan was our lead independent director from October 2013 to June 2014 when he became Chairman of the Board. Since August 2017, Mr. Cryan has served as the Chairman of the Board of Westwater Resources, Inc. Mr. Cryan has served on the boards of directors of a number of other publicly traded companies including Uranium Resources, Inc. from 2006 to 2016; Global Power Equipment Group Inc. from 2008 to 2017; Superior Drilling Products from May 2014 to 2016; Gryphon Gold Corporation from 2009 to 2012; and The Providence Service Corporation from 2009 to 2011. Mr. Cryan served as President and CEO of Global Power Equipment Group Inc., from March 2015 until July 2017. From September 2012 until April 2013, Mr. Cryan served as interim President and CEO of Uranium Resources, Inc., and was elected as Chairman of the Board of Directors of Uranium Resources, Inc. in June 2014 and served until March 2016. Mr. Cryan previously served as President and Chief Executive Officer of Medical Acoustics, LLC from 2007 through 2010. Mr. Cryan earned his Bachelor of Arts degree from Tufts University in 1983 and a Master of Science degree in Economics from The London School of Economics in 1984. In December 2014, Terence Cryan was named a Board Leadership Fellow by the National Association of Corporate Directors. We believe Mr. Cryan’s qualifications to sit on our Board of Directors include his significant experience in financial matters, his prior board and executive management experience at other companies, his broad energy industry background and his extensive expertise in financings, mergers and acquisitions.

Dean J. Glover became a member of our Board of Directors in October 2014, and was elected Vice Chairman of our Board of Directors in July 2016. Since March 2018, Mr. Glover has served as a member of the Board of Directors of ConXtech. Mr. Glover is currently the CEO of Techniks Tool Group. Prior to Techniks Tool Group from October 2014 until 2017, Mr. Glover served as MIRATECH President & CEO. Prior to this, he was Senior Vice President and President of the Products Division of Global Power Equipment Group Inc. Mr. Glover joined Global Power in December 2005 as Chief Operating Officer of Braden Manufacturing. Prior to joining Global Power, Mr. Glover led the global supply chain and manufacturing for Diebold Inc. Mr. Glover currently serves as a director of Oklahoma Scholastic Organization, a non-profit organization. Mr. Glover holds a Bachelor’s degree in Mechanical Engineering from the University of Nebraska and an M.B.A. from the Kellogg Graduate School of Management, Northwestern University. Mr. Glover has extensive international experience having lived in various international locations for most of his career. Mr. Glover has over 30 years of commercial and technical experience in industry. We believe Mr. Glover’s qualifications to sit on our Board of Directors include his significant managerial, commercial, financial and technical experience in the energy technology industry.

George H. Kirby III has served as our President, Chief Executive Office and a member of our Board of Directors since January, 2015. Prior to this, Mr. Kirby was Senior Vice President at AECOM Technology Corporation (NYSE: ACM) a leading provider of engineering, procurement and construction (“EPC”) services. In this role, he led their Energy Business Line for the north U.S. region providing services for utilities, power transmission and generation developers, and large industrial energy efficiency end-users. Prior to AECOM, he joined SAIC Energy, Environment, & Infrastructure (NYSE: SAIC) in January 2012 a global leader in solutions for national security, healthcare and engineering, as Managing Director for their Asset Transactions group providing power generation investors and developers with technical and market consulting and advisory services and was promoted to Vice President in 2013 providing EPC services to Investor Owned Utilities. In 2009, he joined American Superconductor (Nasdaq: AMSC) as Director of Global Sales and was promoted to Managing Director of the Americas and Australia in 2011. From 2000 to 2009, Mr. Kirby held significant leadership roles at General Electric in both GE Energy and GE Capital (NYSE: GE) in product development, global sales, quality and project finance. In June 2016, Mr. Kirby was elected to the Board of Trustees of the Sea Research Foundation, a non-profit organization in Mystic, Connecticut. Mr. Kirby previously served as a director of Blade Dynamics, LLC from April to December 2011, and Schooner, Inc. from June to October 2012. Mr. Kirby earned a Bachelor of Science degree in Aerospace Engineering from Syracuse University in 1992 and an M.B.A. from Smeal College of Business at the Pennsylvania State University in 2008. We believe Mr. Kirby’s significant leadership experience in the energy and infrastructure industries qualifies him to serve on our Board of Directors.

Steven M. Fludder became a member of the Board of Directors in 2016. Mr. Fludder brings more than 30 years of global executive leadership in energy and infrastructure markets. From November 2017 until June 2020, Mr. Fludder served as the Chief Executive Officer for NEC Energy Solutions. Prior to joining NEC Energy Solutions, Mr. Fludder was the Chief Executive Officer with alpha-En Corporation, a publicly traded innovative clean technology company focused on enabling next generation lithium battery technologies. Prior to alpha-En, Mr. Fludder was Chief Executive of AECOM’s global energy and water practice. Prior to AECOM, he was Senior Executive Vice President, Division General Manager and Samsung group officer where he was head of worldwide sales and marketing for Samsung Engineering, a global engineering, procurement and construction (EPC) firm serving a broad range of energy industries including power, oil & gas, petrochemicals, and metallurgy markets. He was subsequently President of Samsung Techwin Power Systems Division. Prior to Samsung, Mr. Fludder served as a Vice President and General Electric corporate officer where he led GE’s $18 billion environmental business initiative as well as several global energy related business units over a 27 year career. He has significant experience scaling and growing energy related technology businesses. Mr. Fludder holds a Master’s degree in Mechanical Engineering from the Massachusetts Institute of Technology, a bachelor’s degree in Mechanical Engineering from Columbia University, and a second Bachelor of Science degree from Providence College. We believe Mr. Fludder’s qualifications to serve on our Board of Directors include his wide experience in both the energy and infrastructure industries, as well a variety of other industry segments related to our business.

Robert K. Winters became a member of the Board of Directors in 2016. Robert Winters has been with Alpha IR Group since September 2015, and currently serves as Senior Managing Director. He established and is running the NYC office for Chicago-based firm, which specializes in providing strategic counsel to small- and mid-cap U.S. companies across a broad range of industries. Prior to this, he was a partner and portfolio manager at Zesiger Capital Group, LLC for 14 years; Zesiger Capital Group, LLC is an investment advisor based in NYC, catering to both large institutional clients and high net-worth individuals. Zesiger’s investment strategy during Mr. Winters’ tenure was to take concentrated, long-term investment positions in small-and mid-cap stocks in the U.S., as well as in select emerging and frontier markets. Additionally, Mr. Winters managed fixed income investments on behalf of clients at Zesiger, as well as private investments; Mr. Winters sat on the boards of several private portfolio companies during his time at Zesiger. Prior to his work at Zesiger Capital Group, LLC, Mr. Winters worked as a Managing Director and Senior Natural Resource analyst for almost 10 years at Bear, Stearns & Co., Inc., where he focused on energy, metals and mining. Mr. Winters served as a director of LRM Industries International from 2009 until 2014 Mr. Winters graduated from Georgetown University in 1990 with a dual major in International Relations and History. We believe Mr. Winter’s qualifications to serve on our Board of Directors include his extensive finance experience, as well his experience with small-cap and mid-cap public companies.

Kristine S. Moore became a member of the Board of Directors in 2018. From December 2015 through April 2018, Ms. Moore served as non-executive director at Achilles Ltd., a global private-equity held company based in London. Prior to Achilles, Ltd. from 2001 to 2015, Ms. Moore was with Royal Dutch Shell (“Shell”), an international energy company. During this time, Ms. Moore held various positions at Shell; during 2015 Ms. Moore was Vice President of Contracting and Procurement; from 2011 to 2014, Vice President of Contracting and Procurement Operations and Group Materials Management; from 2007 to 2010, Vice President of Global Functions Sourcing; and from 2001 to 2007, Ms. Moore held various managerial positions. Ms. Moore is a graduate of Rice University with a Bachelor of Science in Civil Engineering. We believe Ms. Moore’s qualifications to serve on our Board of Directors include her extensive experience in the oil and gas markets, as well as her business background in sales, marketing, and supply chain management.

Executive Officers

We have one executive officer who is not also a director:

Name	Age	Position with Ocean Power Technologies, Inc.

Matthew T. Shafer	49	Vice President, Chief Financial Officer and Treasurer

Matthew T. Shafer joined the Company in 2016 as Chief Financial Officer and Treasurer of the Company. Mr. Shafer previously served as a Vice President of Finance for CBIZ (NYSE: CBZ), formerly CMF Associates since 2015 where he led teams in providing finance solutions for high-growth organizations within CMF. Prior to that Mr. Shafer served as a Business Unit Chief Financial Officer at Bausch Health Companies (NYSE: BHC), formerly Valeant Pharmaceuticals International, a large global publicly traded company that develops, manufactures, markets and sells specialty pharmaceuticals and medical devices. He held this Finance Leadership role for the Valeant Dentistry, Generics and Neurology business units, and had worked closely with commercial operations and corporate level teams on numerous product launches, sales force expansions, mergers and acquisitions, financial systems integrations, and internal controls. Mr. Shafer has a foundation in Public Accounting working at Arthur Andersen LLP. Mr. Shafer holds a Bachelor of Science in Accounting from The Stillman School of Business at Seton Hall University, an MBA in Finance from Rutgers Business School in New Brunswick, N.J. and is a Certified Public Accountant.

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

Audit Committee

The members of our Audit Committee are Dean J. Glover, Steven M. Fludder and Robert K. Winters. Mr. Glover is the chair of the Audit Committee. The Board of Directors has determined that Mr. Glover is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee met 4 times in fiscal 2020. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by Rule 5605(c) of the Nasdaq Stock Market and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal 2020 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

For Board service year 2020, the Board of Directors approved, for each non-employee director, an annual payment of $45,000 and a choice of either (a) an option worth $50,000, based on the Black-Scholes formula, to purchase shares of Common Stock with such option award or stock award to vest entirely, if at all, at the next annual meeting of stockholders or one year from award date, whichever is earlier or (b) Common Stock worth $50,000. For fiscal year 2020 each of the Directors chose to take a stock option exercisable for 25,000 shares. Directors serving a portion of a year receive a pro-rata grant. Each non-employee director also receives a per annum supplement ranging from $2,000 to $9,600 for each committee that they chair. In addition, the Chairman of the Board annually receives an additional $38,000.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our Board of Directors.

The following table summarizes compensation paid to each of our non-employee directors who served during fiscal year 2020.

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards	Total
Name (1)	($) (2)	($)	($) (3)	($)

Terence J. Cryan	85,000	-	22,923	107,923

Dean J. Glover	54,600	-	22,923	77,523

Steven M. Fludder	53,000	-	22,923	75,923

Robert K. Winters	45,000	-	22,923	67,923

Kristine S. Moore	45,000	-	22,923	67,923

(1)	George H. Kirby III, the Company’s President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a Director. The compensation received by Mr. Kirby as an employee of the Company is shown in the Summary Compensation Table on page 48.

(2)	Fees earned or paid in cash reflect annual retainer and committee meeting fees.

(3)	Stock options granted to directors vest fully on the date of the first annual shareholders meeting following the grant date. The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 12 to the financial statements in this Annual Report.

The following table summarizes grants during fiscal year 2020.

	Stock	Option
Name	Awards	Awards	Total

Terence J. Cryan (1)	-	25,000	25,000

Dean J. Glover (1)	-	25,000	25,000

Steven M. Fludder (1)	-	25,000	25,000

Robert K. Winters (1)	-	25,000	25,000

Kristine S. Moore (1)	-	25,000	25,000

(1)	During fiscal year 2020, each non-executive board member was granted stock options exercisable for 25,000 shares of common stock for Board service during the year ending October 31, 2020.

EXECUTIVE COMPENSATION

Overview of Executive Compensation

Our Compensation Committee is responsible for overseeing the compensation of all of our executive officers. In this capacity, the Compensation Committee designs, reviews and approves all compensation for our named executive officers. The goal of the Compensation Committee is to ensure that our compensation programs are aligned with our business goals and objectives and that the total compensation paid to each of our named executive officers is fair, reasonable and competitive.

Compensation Objectives and Philosophy

Our compensation programs are designed to attract and retain qualified and talented executives, motivating them to achieve our business goals and rewarding them for superior short- and long-term performance when that performance has been properly demostrated. In particular, our compensation programs are intended to reward the achievement of specified predetermined quantitative and qualitative goals and to align our executives’ interests with those of our stockholders in order to attain the ultimate objective of increasing stockholder value.

Elements of Total Compensation and Relationship to Performance

Key elements of these programs include:

●	base salary compensation designed to reward annual achievements, with consideration given to the executive’s qualifications, scope of responsibility, leadership abilities and management experience and effectiveness;
●	Short-term incentive program that provide yearly cash bonus awards, where warranted, that are designed to align executive compensation with pre-determined business objectives and demonstrated performance; and
●	Long-term incentive programs that provide equity-based incentive compensation, over one-to-three year periods, which are primarily in the form of stock options and restricted stock, the value of which is dependent upon the performance of our Common Stock, and which is subject to multi-year vesting that requires continued service and/or the attainment of certain performance goals.

Determining and Setting Executive Compensation

Under direction from the Compensation Committee, our management develops compensation plans by utilizing publicly available compensation and on-line survey data for a broad selection of national and regional companies, which we believe are generally comparable to the Company in terms of public ownership, organizational structure, size and stage of development, and against which we believe we may compete for executive talent. The results of these analyses and any recommendations by management are reviewed with and approved by the Compensation Committee annually. We believe that these compensation practices provide us with appropriate compensation guidelines. The Compensation Committee generally targets compensation for our executives to be consistent with similarly situated executives in comparable companies covered by the on-line survey data. Other considerations, including market factors, the unique nature of our business and the experience level of an executive, may dictate variations to this general target.

Our business is characterized by a long product development cycle, including a lengthy engineering and product-testing period. Because of this, many of the traditional benchmarking metrics, such as product sales, revenues and profits are inappropriate for our Company at this time. Instead, the specific factors the Compensation Committee typically considers when determining our named executive officers’ compensation include:

●	key product development initiatives;
●	technology advancements;
●	achievement of commercial milestones;
●	establishment and maintenance of key strategic relationships;
●	implementation of appropriate financing strategies; and
●	financial and operating performance.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended April 30, 2020 and April 30, 2019 to our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)

George H. Kirby III	2020	391,140	-	-	70,356	58,805	(4)	520,301
President and	2019	391,140	173,138	-	71,480	84,104	(4)	719,862
Chief Executive Officer

Matthew T. Shafer	2020	253,125	-	-	34,320	7,277	(5)	294,722
Vice President,	2019	253,125	73,406	-	41,101	9,434	(5)	377,066
Chief Financial Officer and
Treasurer

Christopher Phebus (6)	2020	-	-	-	-	-		-
Vice President, Engineering	2019	158,649	-	-	-	37,590	(7)	196,239

(1)	Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements, due to increases in salary levels and payments for unused vacation during each fiscal year.

(2)	This amount represents bonuses earned by the named executive officers for fiscal year 2019. A recommendation was made by management that no bonuses or merit increases would be paid for any and all employees of the Company for fiscal year 2020, and the Board of Directors accepted that recommendation.

(3)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 12 to the financial statements in this Annual Report.

(4)	For fiscal year 2020, the amount of $58,805 includes $50,000 for relocation expenses, and $8,805 relates to the Company’s matching contributions to the 401(K) Plan. For fiscal year 2019, the amount of $84,104 includes $48,025 for relocation expenses, $27,079 payout for unused vacation and $9,000 relates to the Company’s matching contributions to the 401(K) Plan. In accordance with his employment agreement Mr. Kirby is eligible for reimbursement of relocation expenses.

(5)	For fiscal year 2020, the amount of $7,277 relates to the Company’s matching contributions to the 401(K) Plan. For fiscal year 2019, the amount of $9,434 includes $3,637 payout for unused vacation and $5,797 relates to the Company’s matching contributions to the 401(K) Plan.

(6)	Mr. Phebus joined the Company on January 15, 2018 to serve as the Company’s Vice President of Engineering. Mr. Phebus resigned form his position as Vice President of Engineering effective November 30, 2018.

(7)	For fiscal 2019, the amount $37,590 includes $32,185 for relocation expenses and $5,405 for unused vacation payout.

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

As of April 30, 2020, options to purchase 596 shares of our Common Stock at a weighted average exercise price of $494.20 were outstanding under our 2006 Stock Incentive Plan.

As of April 30, 2020, we had granted 5,701 shares of restricted Common Stock under our 2006 Stock Incentive Plan, of which zero remain outstanding as of April 30, 2020.

Once the 2015 Omnibus Incentive Plan (discussed below) was approved by the stockholders on October 22, 2015, no further stock options or other awards were awarded under the 2006 Stock Incentive Plan and it was terminated.

2015 Omnibus Incentive Plan

On August 17, 2015, the Board of Directors approved, subject to the receipt of stockholder approval, the Ocean Power Technologies, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”). On October 22, 2015, the stockholders approved the 2015 Plan and the 2006 Stock Incentive Plan was terminated. We have reserved a total of 10,000 shares of Common Stock for issuance as or under awards to be made under the 2015 Plan, plus (y) 2,036, which was the number of shares of Common Stock available for issuance under our 2006 Stock Incentive Plan as of the effective date of the 2015 Plan, plus (z) the number of shares of our Common Stock related to awards under the 2006 Stock Incentive Plan as of the effective date of the 2015 Plan which thereafter terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares. Effective August 17, 2016, our Board approved and adopted an amendment to the 2015 Plan, subject to stockholder approval, to increase the number of shares available for grant under the 2015 Plan from 12,036 to 32,036 in order to assure that adequate shares will be available for future grants. On October 21, 2016, the stockholders approved the amendment to the 2015 Plan. Effective September 28, 2018, our Board approved and adopted an amendment to the 2015 Plan, subject to stockholder approval, to increase the number of shares available for grant under the 2015 Plan from 32,036 to 132,036 in order to assure that adequate shares will be available for future grants. On December 7, 2018, the stockholders approved the amendment to the 2015 Plan. Effective October 24, 2019, our Board approved and adopted an amendment to the 2015 Plan, subject to stockholder approval, to increase the number of shares available for grant under the 2015 Plan from 132,036 to 732,036 in order to ensure that adequate shares will be available for future grants. On December 20, 2019, the stockholders approved the amendment to the 2015 Plan.

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

Grant of Awards; Shares Available for Awards; Award Limits; Eligible Grantees

The 2015 Plan provides for the grant of stock options, SARs, restricted stock awards, stock unit awards and unrestricted stock awards, dividend equivalent rights, performance share awards or other performance-based awards, other equity-based awards or cash to eligible employees, officers and non-employee directors of the Company or any affiliate of the Company, or any consultant or adviser to the Company or an affiliate who is currently providing services to the Company or an affiliate, or to any other individual whose participation in the 2015 Plan is determined to be in the best interests of the Company by the committee administering the 2015 Plan. The maximum number of shares of stock that can be granted under the 2015 Plan pursuant to incentive stock option awards is currently ten thousand (10,000). The maximum number of shares of stock subject to awards that can be granted under the 2015 Plan in any one calendar year to any person, other than a non-employee director, is two hundred thousand (200,000). The maximum fair market value of shares of stock that may be granted under the 2015 Plan in any one calendar year to any non-employee director is two hundred thousand dollars ($200,000). The limitation on the amount of shares of stock issuable under the 2015 Plan is subject to adjustment in the event of certain changes in our capital stock, such as recapitalizations, reclassifications, stock splits, reverse stock splits, spin-offs, combinations of our stock, exchanges of our stock and other increases or decreases in our stock without receipt of consideration.

As of April 30, 2020, options to purchase 554,879 shares of our Common Stock at a weighted average exercise price of $2.66 were outstanding under our 2015 Omnibus Incentive Plan.

As of April 30, 2020, we had granted 17,350 shares of Restricted Common Stock under our 2015 Omnibus Incentive Plan. 14,628 shares have vested and 2,722 shares were cancelled. There are no shares outstanding under the Plan.

The 2015 Plan will terminate automatically on October 22, 2025, which is ten years after the date on which stockholders approve the 2015 Plan. As of April 30, 2020, there are 168,808 shares available for grant under the 2015 Omnibus Incentive Plan.

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

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. No Awards may be granted or awarded during any period of suspension or after termination of the Plan, and in no event may any Award be granted under the Plan after the tenth (10th) anniversary of the date of its adoption. Any Awards that are outstanding on the Expiration Date, or the date of termination of the Plan (if earlier), shall remain in force according to the terms of the Plan and the applicable Award Agreement. As of April 30, 2020, there were 13,513 shares outstanding and 11,487 shares available for grant under the 2018 Inducement Plan.

2020 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2020:

	Option Awards					Stock Awards
Name and Principal Position	Numbers of Shares Underlying Unexercised Options (#) Exercisable	Numbers of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

George H. Kirby III	10,000		$8.20	12/7/2028	(1)
		27,333	$1.05	1/16/2030	(2)
		54,667	$1.05	1/16/2030	(3)

Matthew T. Shafer	5,750		$8.20	12/7/2028	(4)
		13,333	$1.05	1/16/2030	(5)
		26,667	$1.05	1/16/2030	(6)

(1)	Represents stock options granted December 7, 2018 relating to an aggregate of 10,000 shares of which 100% are exercisable.

(2)	Represents stock options granted on January 16, 2020 relating to an aggregate of 27,333 shares which vest over a two- year period based on service requirements.

(3)	Represents stock options, with market based conditions, granted on January 16, 2020 relating to an aggregate of 54,667 shares which vest over a two- year period when certain market price targets are met.

(4)	Represents stock options granted December 7, 2018 relating to an aggregate of 5,750 shares of which 100% are exercisable.

(5)	Represents stock options granted on January 16, 2020 relating to an aggregate of 13,333 shares which vest over a two- year period based on service requirements.

(6)	Represents stock options, with market based conditions, granted on January 16, 2020 relating to an aggregate of 26,667 shares which vest over a two- year period when certain market price targets are met.

Potential Payments upon Termination of Employment or Change in Control

The following information sets forth the terms of potential payments to each of our named executive officers in the event of a termination of employment. We did not include information for Mr. Phebus since he is no longer employed by the Company and his departure did not trigger any payments.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 23, 2020 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer (c) each director, and (d) all executive officers and directors as a group.

The Percentage of Common Stock outstanding is based on 17,120,565 shares of our Common Stock outstanding as of June 23, 2020. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of June 23, 2020 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by such person, subject to community property laws, where applicable. The street address of each beneficial owner shown in the table below is c/o Ocean Power Technologies, Inc., 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Terence J. Cryan (1)	7,212	*
George H. Kirby III (2)	16,936	*
Matthew T. Shafer (3)	6,872	*
Steven M. Fludder (4)	6,673	*
Dean J. Glover (5)	11,787	*
Kristine S. Moore (6)	2,500	*
Robert K. Winters (7)	6,073	*

All directors and executive officers as a group (7 individuals)	58,053	*

* Represents a beneficial ownership of less the one percent of our outstanding common stock

(1)	Beneficial ownership includes 361 shares of our common stock and 6,851 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 23, 2020.

(2)	Beneficial ownership includes 6,936 shares of our common stock and 10,000 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 23, 2020.

(3)	Beneficial ownership includes 1,122 shares of our common stock and 5,750 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 23, 2020.

(4)	Beneficial ownership includes 600 shares of our common stock and 6,073 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 23, 2020.

(5)	Beneficial ownership includes 5,248 shares of our common stock and 6,539 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 23, 2020.

(6)	Beneficial ownership includes 2,500 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 23, 2020.

(7)	Beneficial ownership includes 6,073 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of June 23, 2020.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2020 with respect to our equity compensation plans:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column

Equity compensation plans approved by shareholders
Stock Options	555,475	$3.19	168,808	(1)
Restricted Stock	-	-	-

Equity compensation plans not approved by shareholders
Stock Options	-	-	-
Restricted Stock	13,513	N/A	11,487	(2)

(1)	Consists of shares of our common stock available for issuance under the 2015 Omnibus Incentive Plan.

(2)	Consists of shares of our common stock available for issuance under the 2018 Employee Inducement Incentive Award Plan.

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

	Fiscal Year 2020	Fiscal Year 2019

Audit Fees (1)	$305,647	$379,745
Audit- Related Fees	-	-
Tax Fees (2)	9,635	11,438
All Other Fees (3)	1,780	1,780

Total Fees	$317,062	$392,963

(1)	Audit Fees consist of fees for the audit and quarterly reviews of our consolidated financial statements and other professional services provided in connection with the statutory and regulatory filings or engagements. Fiscal year 2020 and 2019 audit fees include fees for comfort letters and consents of $57,500 and $128,500, respectively, related to several equity offerings. Fiscal 2020 and 2019 include $3,147 and $6,245 for out of pocket fees, respectively.

(2)	Tax Fees include fees for tax consulting and tax return preparation assistance and review.

(3)	All Other Fees for fiscal 2020 and 2019 includes subscription fee for KPMG’s accounting research tool.

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

All audit services and all non-audit services in fiscal years 2020 and 2019 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibit Index on pages 58 to 59.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: June 29, 2020

/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ George H. Kirby III	President, Chief Executive Officer	June 29, 2020
George H. Kirby III	and Director (Principal Executive Officer)

/s/ Matthew T. Shafer	Chief Financial Officer and Treasurer	June 29, 2020
Matthew T. Shafer	(Principal Financial and Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	June 29, 2020
Terence J. Cryan

/s/ Dean J. Glover	Vice Chairman of the Board and Director	June 29, 2020
Dean J. Glover

/s/ Steven M. Fludder	Director	June 29, 2020
Steven M. Fludder

/s/ Robert K. Winters	Director	June 29, 2020
Robert K. Winters

/s/ Kristine S. Moore	Director	June 29, 2020
Kristine S. Moore

Exhibits Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed June 23, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.5

Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).

4.1	Specimen certificate of Common Stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on July 22, 2016).
4.4	Registration Rights Agreement, dated August 13, 2018, between Ocean Power Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on August 13, 2018).
4.5

Form of Warrant Agency Agreement by and between the Company and Computershare Trust Company, N.A. collectively as warrant agent (incorporated by reference to Exhibit 4.7 to Amendment No.2 to the Company’s Registration Statement on Form S-1 (file No. 333-230199, filed with the SEC on April 3, 2019.

4.6	Form of Common Warrant ((incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on April 5, 2019).
4.7	Form of Pre-Funded Warrant ((incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on April 5, 2019).
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.3	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 11, 2015).*
10.4	Stipulation and Agreement of Class Settlement dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K on May 11, 2016).
10.5	Form of Securities Purchase Agreement dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on June 2, 2016).
10.6	Form of the Securities Purchase Agreement, dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 2, 2016).
10.7	Agreement by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd dated May 31, 2016 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K/A filed on June 6, 2016).
10.8	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10.9	Form of Amendment No. 2, dated as of July 21, 2016, to the Securities Purchase Agreement, dated as of June 2, 2016, by and among Ocean Power Technologies, Inc. and the investor’s signatory thereto, and (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed July 21, 2016).
10.10	Form of Subscription Agreement, dated July 22, 2016 between the Company and the Purchasers thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2016).
10.11	Employment Letter between the Company and Matthew Shafer dated August 23, 2016, (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).*
10.12	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).

10.13	Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).
10.14	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.15	Form of Restricted Stock Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.16	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.17	Contract between Premier Oil UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.18	Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018). *
10.19	Common Stock Purchase Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 13, 2018).
10.20	Registration Rights Agreement with Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 13, 2018).
10.21	Sales Agreement between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 7, 2019).
10.22	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.23	Warrant Agency Agreement between Ocean Power Technologies, Inc. and Computershare Trust Company, N.A. dated April 8, 2019 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on April 8, 2019.
10.24	Contract amendment between Premier Oil UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.25	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).
10.26+	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019). +
10.27+	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019). +
10.28	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.29	U.S. Small Business Administration Note dated May 3, 2020 of Ocean Power Technologies, Inc. in favor of Santander Bank, N.A. as the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.30	Loan Agreement dated May 3, 2020 between Santander Bank, N.A. and Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2020 and 2019, (ii) Consolidated Statements of Operations - for the years ended April 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity - for the years ended April 30, 2020 and 2019 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2020 and 2019, (vi) Notes to Consolidated Financial Statements.***

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2020.

/s/ George H. Kirby III
George H. Kirby III
President and Chief Executive Officer

/s/ Matthew T. Shafer
Matthew T. Shafer
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ocean Power Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and subsidiaries (the Company) as of April 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2(n) to the consolidated financial statements, the Company has changed its method of accounting for leases as of May 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania
June 29, 2020

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2020	April 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$10,002	$16,660
Restricted cash- short-term	707	344
Accounts receivable	105	63
Contract assets	251	15
Other current assets	588	537
Total current assets	11,653	17,619
Property and equipment, net	499	592
Right-of-use asset, net	1,165	-
Restricted cash- long-term	221	155
Total assets	$13,538	$18,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220	$312
Accrued expenses	1,353	1,938
Current portion of contract liabilities	100	188
Warrant liabilities	-	6
Right-of-use liability- current	229	-
Total current liabilities	1,902	2,444
Right-of-use liability	1,078	-
Long term portion of contract liabilities	65	-
Deferred rent	-	147
Total liabilities	3,045	2,591
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none
issued or outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 12,939,420 and 5,425,517 shares, respectively	13	5
Treasury stock, at cost; 4,251 and 3,770 shares, respectively	(302)	(301)
Additional paid-in capital	231,101	226,026
Accumulated deficit	(220,136)	(209,784)
Accumulated other comprehensive loss	(183)	(171)
Total stockholders’ equity	10,493	15,775
Total liabilities and stockholders’ equity	$13,538	$18,366

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Twelve months ended April 30,
	2020	2019

Revenues	$1,682	$632
Cost of revenues	1,787	1,303
Gross loss	(105)	(671)

Operating expenses:
Engineering and product development costs	4,344	4,984
Selling, general and administrative costs	6,916	7,616
Total operating expenses	11,260	12,600
Operating loss	(11,365)	(13,271)

Gain due to the change in fair value of warrant liabilities	6	195
Interest income, net	124	35
Foreign exchange loss	(12)	(55)
Loss before income taxes	(11,247)	(13,096)
Income tax benefit	895	850
Net loss	$(10,352)	$(12,246)
Basic and diluted net loss per share	$(1.44)	$(9.52)
Weighted average shares used to compute basic and diluted net loss per share	7,209,732	1,286,727

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Twelve months ended April 30,
	2020	2019

Net loss	$(10,352)	$(12,246)
Foreign currency translation adjustment	(12)	(11)
Total comprehensive loss	$(10,364)	$(12,257)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Additional		Accumulated Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2018	921,247	$1	(3,701)	$(300)	$208,233	$(197,538)	$(160)	10,236
Net loss						(12,246)		(12,246)
Stock based compensation					295			295
Issuance (forfeiture) of restricted stock, net	(5,090)	-			-			-
Exercise of prefunded warrants, net of issuance costs	2,632,120	3			17			20
Common stock issued for commitment fee- Aspire	21,429	-			295			295
Issuance of common stock- Aspire financing,
net of issuance costs	162,162	-			593			593
Issuance of common stock- AGP At The
Market offering, net of issuance costs	151,561	-			882			882
Issuance of common stock, common and
pre-funded warants, net of issuance costs	1,542,000	1			15,711			15,712
Acquisition of treasury stock			(89)	(1)				(1)
Other comprehensive loss							(11)	(11)
Other	88	-	20	-
Balance, April 30, 2019	5,425,517	5	(3,770)	(301)	226,026	(209,784)	(171)	15,775
Net loss						(10,352)		(10,352)
Stock based compensation					340			340
Issuance (forfeiture) of restricted stock, net	64,928	-			-			-
Exercise of prefunded warrants, net of issuance costs	753,560	1			(17)			(16)
Common stock issued for commitment fee- Aspire	194,805	1			294			295
Issuance of common stock- Aspire financing,
net of issuance costs	1,399,205	1			1,020			1,021
Issuance of common stock- AGP At The
Market offering, net of issuance costs	5,101,405	5			3,438			3,443
Acquisition of treasury stock			(481)	(1)				(1)
Other comprehensive loss							(12)	(12)
Balance, April 30, 2020	12,939,420	$13	(4,251)	$(302)	$231,101	$(220,136)	$(183)	$10,493

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Twelve months ended April 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(10,352)	$(12,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	12	55
Depreciation of fixed assets	158	180
Amortization of right of use asset	197	-
Compensation expense related to stock option grants and restricted stock	340	295
Gain due to the change in fair value of warrant liabilities	(6)	(195)
Changes in operating assets and liabilities:
Accounts receivable	(42)	108
Unbilled receivables	-	71
Contract assets	(236)	(15)
Other assets	251	325
Accounts payable	(92)	23
Accrued expenses	(585)	(316)
Deferred rent	-	5
Deferred credit payable	-	(600)
Unearned revenue	-	(18)
Change in lease liability	(201)	-
Contract liabilities	(23)	188
Net cash used in operating activities	(10,579)	(12,140)
Cash flows from investing activities:
Purchases of marketable securities	-	(25)
Maturities of marketable securities	-	50
Purchase of computers, equipment and furniture	(65)	(54)
Net cash used in investing activities	(65)	(29)
Cash flows from financing activities:
Proceeds from issuance of common stock, common and pre-funded warrants, net of issuance costs	-	15,712
Proceeds from issuance of common stock- Aspire financing net of issuance costs	1,021	593
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	3,443	882
Proceeds (costs) associated with exercise of pre-funded warrants	(16)	20
Payment of capital lease obligations	-	(23)
Acquisition of treasury stock	(1)	(1)
Net cash provided by financing activities	4,447	17,183
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(80)
Net decrease in cash, cash equivalents and restricted cash	(6,229)	4,934
Cash, cash equivalents and restricted cash, beginning of period	17,159	12,225
Cash, cash equivalents and restricted cash, end of period	$10,930	$17,159

Supplemental schedule of cash flows information:
Cash paid for interest	$-	$1

Supplemental disclosure of noncash operating activities:
Prepaid financing costs reported in accrued expenses	$7	$-

Supplemental disclosure of noncash investing activities:
Acquisition of computers, equipment and furniture through accounts payable	$-	$5

Supplemental disclosure of noncash financing activities:
Common stock issued for payment of commitment fee	$295	$295

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Liquidity

(a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. We are a complete solutions provider, controlling the design, manufacturing, sales, installation, operations and maintenance of our products while working closely with partners that provide payloads, integration services, and marine installation capabilities. Our solutions provide distributed offshore power which is persistent, reliable, and economical along with power and communications for remote surface and subsea applications. Our mission and purpose is to utilize our proprietary, state-of-the-art technologies to reduce the global carbon footprint by providing renewable energy solutions for reliable electrical power and, in so doing, drive demand for our products and services, thus realizing positive stockholder returns. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of products and solutions, and sales of services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net decrease in cash due to the use of cash from operating activities unless and until we achieve positive cash flow from the commercialization of solutions, products and services.

(b) Liquidity/Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $220.1 million at April 30, 2020. At April 30, 2020, the Company had approximately $10.9 million in cash, cash equivalents and restricted cash on hand. On May 5, 2020 the Company received $0.9 million proceeds from the PPP Loan (see Note 17 to these Consolidated Financial Statements for more information). The Company generated revenues of only $1.7 million and $0.6 million during the years ended April 30, 2020 and 2019, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of April 30, 2020 plus the subsequent proceeds from the PPP Loan, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending April 30, 2021. The Company will require additional equity and/or debt financing to continue its operations. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating different strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, continued pursuit of business opportunities; additional funding from current and /or new investors, officers and directors; borrowings of debt; a public offering of the Company’s equity or debt securities; partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful.

In fiscal 2020 and 2019, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, the impact of COVID-19 on its business, performance of its products, its inability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company currently has committed sources of equity financing through its At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and the Aspire Capital financing (each discussed further below), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that did not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% is 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of our common stock as a commitment fee. The agreement was cancelled on October 24, 2019, and as of that date, the Company had sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 1,219,010 shares including shares issued as a commitment fee. At the 2019 annual meeting of stockholders, held on December 20, 2019, the Company’s stockholders approved an additional 5,400,000 shares to be issued pursuant to the common stock purchase agreement in excess of the 19.99% limit. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of our common stock as a commitment fee. As of April 30, 2020, the Company has sold 1,399,205 shares of common stock with an aggregate market value of approximately $1.1 million at an average price of $0.82 per share pursuant to this common stock purchase agreement.

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

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with A.G.P./Alliance Global Partners, under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. Through April 30, 2020, under the 2019 ATM Facility, the Company has issued 5,101,405 shares of its common stock with an aggregate market value of approximately $3.8 million at an average price of $0.74 per share and paid AGP a sales commission of $122,530 related to those shares.

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

If our common stock is delisted from Nasdaq (see Note 15 – Commitments and Contingencies for more), our ability to raise capital through public offerings of our securities and to finance our operations could be adversely affected. See additional risk factors under “Part I, Item 1A – Risk Factors”. We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our common stock and could harm our business and future prospects. In addition, we believe that, if our common stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the common stock and it may be more difficult for stockholders to buy or sell our common stock at competitive market prices, or at all.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include estimated costs to complete projects and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates. The current economic environment, particularly the macroeconomic pressures in certain European countries, has increased the degree of uncertainty inherent in those estimates and assumptions.

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

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. ASU 2016-10 provides a practical expedient in ASC 606-10-25-18B that permits presentation of shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs rather than evaluating whether the shipping and handling activities are promised services to the customer. The Company adopted this practical expedient.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the twelve-month periods ended April 30, 2020 and 2019, all of the Company’s contracts were classified as firm fixed price.

As of April 30, 2020, the Company’s total remaining performance obligations, also referred to as backlog, totaled $1.0 million. The Company expects to recognize approximately 79%, or $0.8 million, of the remaining performance obligations as revenue over the next twelve months.

The Company also enters into lease arrangements for its PB3 with certain customers. As of April 30, 2020, the Company has one lease arrangement with 18 months remaining on its term. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the twelve months ended April 30, 2020 and 2019 was immaterial.

(d) Cash and Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account. The following table summarizes cash and cash equivalents for the years ended April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019
	(in thousands)

Checking and savings accounts	$1,551	$860
Money market account	8,451	15,800
	$10,002	$16,660

Restricted Cash and Security Agreements

A portion of the Company’s cash is restricted under the terms of various security agreements.

One agreement is between the Company and Barclays Bank. Under this agreement, the cash is on deposit at Barclays Bank and serves as security for letters of credit and bank guarantees that are expected to be issued by Barclays Bank on behalf of OPT LTD, one of the Company’s subsidiaries, under a credit facility established by Barclays Bank for OPT LTD. The credit facility is approximately €0.3 million ($0.4 million) and carries a fee of 1% per annum of the amount of any such obligations issued by Barclays Bank. The credit facility does not have an expiration date but is cancelable at the discretion of the bank. As of April 30, 2020, there were no letters of credit outstanding under this agreement.

The other agreements are between the Company and Santander Bank. Cash is on deposit at Santander Bank and serves as security for a letter of credit issued by Santander Bank for the lease of warehouse/office space in Monroe Township, New Jersey. This agreement cannot be extended beyond January 31, 2025 and is cancelable at the discretion of the bank. Santander Bank also issued two letters of credit to subsidiaries of EGP pursuant to the Company’s contracts with EGP. The first letter of credit was issued in the amount of $125,690 that expires in February 2021. The second letter of credit was issued in the amount of $645,467. This second letter of credit will be reduced to $322,734 after achieving certain milestones and to $64,547 after certain additional milestones are achieved. The remaining amount expires in September 2021. The following table summarizes restricted cash for the years ended April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019
	(in thousands)

Barclay’s Bank Agreement	$-	$344
Santander Bank	928	155
	$928	$499

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sum to the total of the same such amounts shown in the Statement of Cash Flows for the years ended April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019
	(in thousands)

Cash and cash equivalents	$10,002	$16,660
Restricted cash- short term	707	344
Restricted cash- long term	221	155
	$10,930	$17,159

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

(f) Foreign Exchange Gains and Losses

The Company maintains cash accounts that are denominated in British pound sterling, Euros and Australian dollars. These amounts are included in cash, cash equivalents and restricted cash on the accompanying Consolidated Balance Sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in “Foreign exchange gain/(loss)” in the accompanying Consolidated Statements of Operations.

(g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and cash. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with a reliable payment history. The Company invests its excess cash in a money market fund and does not believe that it is exposed to any significant risks related to its cash accounts and money market fund. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of April 30, 2020 was $0.3 million.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Twelve months ended April 30,
	2020	2019

Eni S.p.A.	10%	54%
Premier Oil UK Limited	9%	33%
EGP	72%	4%
Other	9%	9%
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to maintain collateral.

(h) Warrant Accounting

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

(i) Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The pre-funded warrants were determined to be common stock equivalents and have been included in the weighted average number of shares outstanding for calculation of the basic earnings per share number. Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, warrants on common stock and unvested restricted stock issued to employees and non-employee directors, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and unvested restricted stock issued to employees and non-employee directors, totaling 5,564,438 and 5,013,981 for the years ended April 30, 2020 and 2019, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(j) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended April 30, 2020 and 2019 was approximately $0.3 million in each of these years. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the years ended April 30, 2020 and 2019:

	Twelve months ended April 30,
	2020	2019

Product development	$89	$29
Selling, general and administrative	251	266
Total share-based compensation expense	$340	$295

(k) Deferred Rent

On March 31, 2017, the Company signed a 7-year lease for approximately 56,000 square feet in Monroe Township, New Jersey that is being used as warehouse/production space, as well as the Company’s principal offices and corporate headquarters. The lease was classified as an operating lease. Rent payments relating to the Monroe premises are subject to annual increases. The minimum monthly payments will vary over the 7-year term of the lease. The Landlord has provided the Company a tenant improvement allowance in an amount up to, but not exceeding, $137,563 to be applied to the cost of tenant improvement work. The Company recorded lease incentive liability to deferred rent. With the Company’s adoption of Accounting Standards Update (“ASU”) No. 2016-02 on May 1, 2019, the balances in lease incentive liability and deferred rent have been included in the value of the right of use asset.

(l) Income Taxes

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

(m) Accumulated Other Comprehensive Loss

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

(n) Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” which amends the existing guidance on accounting for leases. Topic 842 was further clarified and amended within ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The guidance permits the Company to utilize the package of practical expedients that, upon adoption of Topic 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. Additionally, the Company elected to exclude short-term leases having initial terms of 12 months or less and recognizes rent expense on a straight-line basis over the lease term. The Company adopted Topic 842 on May 1, 2019 using the modified retrospective approach. Under this approach, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior GAAP. The adoption of this standard resulted in the Company recognizing a ROU asset and a lease liability of approximately $1.4 million and $1.5 million, respectively, and eliminating deferred rent of $39,000 and an unamortized lease incentive receivable of $108,000. Refer to Note 6 to the Consolidated Financial Statements for disclosure requirements related to the adoption of this standard.

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

Accounts Receivable

The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of good has transferred to the customer. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represent their estimated realizable value. Accounts receivable consisted of the following at April 30, 2020 and 2019.

	April 30, 2020	April 30, 2019
	(in thousands)

Opening balance	$63	$171
Amount invoiced to customers	1,386	857
Collections	(1,344)	(965)
Ending balance	$105	$63

Contract Assets and Contract Liabilities

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. The increase in contract assets is primarily a result of services performed for EGP but unbilled during the twelve months ended April 30, 2020.

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities is primarily a result of recognizing more revenue during the twelve months ended April 30, 2020.

(4) Other Current Assets

Other current assets consist of the following at April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019
	(in thousands)

Deposits	$60	$63
Other receivables	2	44
Prepaid insurance	124	93
Prepaid offering costs	275	144
Prepaid expenses- other	127	193
	$588	$537

(5) Property and Equipment

The components of property and equipment as of April 30, 2020 and 2019 consisted of the following:

	April 30, 2020	April 30, 2019
	(in thousands)

Equipment	$342	339
Computer equipment & software	486	558
Office furniture & equipment	339	341
Leasehold improvements	474	474
Equipment under capitalized lease	-	103
Construction in process	15	15
	$1,656	$1,830
Less: accumulated depreciation	(1,157)	(1,238)
	$499	$592

Depreciation expense was approximately $0.2 million and $0.2 million for the years ended April 30, 2020 and 2019, respectively.

(6) Leases

Lessor Information

As of April 30, 2020, the Company has one lease which has been classified as an operating lease per accounting guidance contained within ASC Topic 842, “Leases”. The Company’s remaining operating lease term on this lease is 18 months. The maturity of lease payments remaining on this lease is immaterial. The accounting of the operating lease income according to ASC Topic 842, “Leases” is similar to the accounting in prior years.

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

Right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company used the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset. Variable lease expenses, if any, are recorded as incurred. The operating lease expense in the Consolidated Statement of Operations for the twelve months ended April 30, 2020 was $317,000. The operating cash flows from operating leases cash payments for the twelve months ended April 30, 2020 was $322,000.

Information related to the Company’s right-of use assets and lease liabilities as of April 30, 2020 is as follows:

April 30, 2020
(in thousands)

Operating lease:
Operating right-of-use asset, net	$1,165

Right-of-use liability- current	229
Right-of-use liability- long term	1,078
Total lease liability	$1,307

Weighted average remaining lease term- operating leases	4.49 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

April 30, 2020
(in thousands)

2021	331
2022	341
2023	352
2024	362
Thereafter	184
Total future minimum lease payments	$1,570
Less imputed interest	(263)
Total	$1,307

ASC 840 Disclosure

The Company elected the modified retrospective transition method and is required to present previously disclosed information under the prior accounting standard for leases.

Lessee Information

Future minimum lease payments under the Company’s operating lease as of April 30, 2019 were as follows:

April 30, 2019
(in thousands)

2020	322
2021	331
2022	341
2023	352
2024	362
Thereafter	184
$1,892

(7) Accrued Expenses

Accrued expenses consisted of the following at April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019
	(in thousands)

Project costs	$48	$9
Contract loss reserve	216	211
Employee incentive payments	-	580
Accrued salary and benefits	483	500
Legal and accounting fees	283	273
Accrued taxes payable	177	177
Other	146	188
	$1,353	$1,938

(8) Warrants

Liability Classified Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of common stock together with warrants to purchase up to an aggregate of 7,298 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.35 of a share of common stock at a combined purchase price of $92.00. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. As of April 30, 2020, none of the warrants have been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of common stock together with warrants to purchase up to an aggregate of 8,925 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.30 of a share of common stock at a combined purchase price of $135.00. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The warrants will expire on the fifth (5th) anniversary of the initial date of issuance. As of April 30, 2020, none of the warrants have been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of April 30, 2020, all of the pre-funded warrants have been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of April 30, 2020, none of the common stock warrants have been exercised.

The Company accounts for warrants issued in connection with its June and July 2016 public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. The warrants have a value of zero at April 30, 2020 and $6,000 at April 30, 2019 and are reflected within “Warrant liabilities” in the Consolidated Balance Sheets. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.

An unrealized gain of $6,000 and $0.2 million, were included within “Gain due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations for the year ended April 30, 2020 and 2019, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the period ended April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019

Dividend rate	0.0%	0.0%
Risk-free rate	0.17% - 0.19%	2.2% - 2.3%
Expected life (years)	1.2 - 1.6	2.2 - 2.6
Expected volatility	81.8% - 112.7%	110.0% - 153.4%

(9) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2020, and 2019, no shares of preferred stock had been issued.

(10) Common Stock

As of April 30, 2020, the Company has 100,000,000 shares authorized with a par value of $0.001 per share and 12,939,420 shares issued.

On August 13, 2018, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that did not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% was 183,591 shares. Shareholder approval was not needed since the number of common stock offered for sale in the common stock purchase agreement did not exceed 19.99% of the outstanding common stock on the date of the agreement. In consideration for entering into the agreement, the Company issued to Aspire Capital 21,429 shares of common stock as a commitment fee. The agreement was cancelled on October 24, 2019, and as of that date, the Company had sold 162,162 shares of common stock with an aggregate market value of $949,259 at an average price of $5.85 per share pursuant to this common stock purchase agreement.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provides that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company can issue within the 19.99% limit is 1,219,010 shares. At the 2019 annual meeting of stockholders, held on December 20, 2019, the Company’s stockholders approved an additional 5,400,000 shares to be issued pursuant to the common stock purchase agreement in excess of the 19.99% limit. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of common stock as a commitment fee. As of April 30, 2020, the Company has sold 1,399,205 shares of common stock with an aggregate market value of approximately $1.1 million at an average price of $0.82 per share pursuant to this common stock purchase agreement.

On January 7, 2019, the Company entered into the 2019 ATM Facility with A.G.P/Alliance Global Partners, under which the Company may issue and sell to or through A.G.P., acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. As of April 30, 2020, under the 2019 ATM Facility the Company has issued 5,101,405 shares of its common stock with an aggregate market value of approximately $3.8 million at an average price of $0.74 per share and paid AGP a sales commission of approximately $122,530 related to those shares.

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

(11) Treasury Shares

During the years ended April 30, 2020 and 2019, 481 and 89 shares of Common Stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(12) Share-Based Compensation Plans

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 12,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. On October 21, 2016 upon approval by the Company’s stockholders the Company increased the number of shares authorized for issuance to 32,036. On December 7, 2018, upon approval by the Company’s stockholders, the Company increased the number of shares authorized for issuance to 132,036. On December 20, 2019, upon approval by the Company’s stockholders, the Company increased the number of shares authorized for issuance to 732,036. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of April 30, 2020, the Company has 168,808 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of April 30, 2020, there were 11,487 shares available for grant under the 2018 Inducement Plan.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. There were 411,666 and 49,750 shares granted for the periods ended April 30, 2020 and 2019, respectively.

	Twelve months ended April 30,
	2020	2019

Risk-free interest rate	1.7%	2.7%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5- 5.7	5.5
Expected volatility	127.6% - 128.2%	126.4%

The above assumptions were used to determine the weighted average per share fair value of $0.92 and $7.15 for stock options granted during the years ended April 30, 2020 and 2019, respectively.

Performance Stock Options

In January of 2020, the Company issued 81,334 performance-based stock options to two of its executives. The awards vest over 2 years if there is positive total shareholder return (e.g. share price increase) as measured to the 5-day (January 11-15, 2021) and (January 10-14, 2022) share price volume weighted average price (“VWAP”). There were 81,334 shares unvested and outstanding for the year ended April 30, 2020. The Company determined these awards contain a market- based condition and estimated the fair value using the Monte Carlo simulation model with the following assumptions:

Risk-free interest rate	2.3%
Expected dividend yield	0.0%
Expected life (in years)	10.0
Expected volatility	115.0%

The above assumptions were used to determine the weighted average per share fair value of $0.82 for stock options granted during the year ended April 30, 2020.

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2019	65,572	$21.08	8.9
Granted	493,000	$1.05
Exercised	-	$-
Cancelled/forfeited	(3,097)	$44.32
Outstanding as of April 30, 2020	555,475	$3.19	9.5
Exercisable as of April 30, 2020	62,475	$20.09	7.9

As of April 30, 2020, the total intrinsic value of both outstanding and exercisable options was zero. As of April 30, 2020, approximately 493,000 options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 9.7 years. There was approximately $0.3 million and $0.2 million of total recognized compensation cost related to stock options during each of the years ended April 30, 2020 and 2019, respectively. As of April 30, 2020, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.0 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

Restricted Stock

Compensation expense for unvested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the year ended April 30, 2020, the Company granted 13,513 shares subject to service-based vesting requirements.

A summary of unvested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2019	4,506	$30.08
Granted	13,513	$1.48
Vested	(4,380)	$30.14
Cancelled/forfeited	(126)	$28.00
Issued and unvested at April 30, 2020	13,513	$1.48

There was approximately $15,000 and $0.1 million of total recognized compensation cost related to restricted stock for the years ended April 30, 2020 and 2019, respectively. As of April 30, 2020, there is $10,000 of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 0.6 years.

During the year ended April 30, 2020, the Company granted 51,547 shares, subject to service-based vesting requirements, to an employee that were granted outside the Company stock incentive plans. There was approximately $20,000 of total recognized compensation cost, and $30,000 of unrecognized compensation cost, related to this award for the year ended April 30, 2020. This unrecognized cost is expected to be recognized over a weighted-average period of 0.6 years.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the year ended April 30, 2020 and 2018.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2020:

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)

Warrant liabilities	$-	$-	$-	$-

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2019:

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)

Warrant liabilities	$6	$-	$-	$6

The following table provides a summary of changes in the fair value of the warrant liabilities during the year ended April 30, 2020;

Total Warrant Liability
(in thousands)

Fair value – April 30, 2018	$201
Change in fair value	(195)
Fair value – April 30, 2019	6

Change in fair value	(6)
Fair value – April 30, 2020	$-

(14) Income Taxes

Loss before income taxes for the years ended April 30, 2020 and 2019 consisted of the following components:

	April 30, 2020	April 30, 2019
	(in thousands)

Domestic	$(10,985)	$(12,860)
Foreign	(262)	(236)
Total loss before income taxes	$(11,247)	$(13,096)

The income tax benefit for the years ended April 30, 2020 and 2019 consist of state income tax benefits of $0.9 million in each year from the sale of New Jersey net operating losses and research and development credits.

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the US federal income tax rate for the periods ended April 30, 2020 and 2019 to loss before income taxes as a result of the following:

	April 30, 2020	April 30, 2019

Computed expected tax (benefit)	(21.0)%	(21.0)%
Increase(reduction) in income taxes resulting from:
State income taxes, net of federal (benefit)	2.9%	0.8%
Federal research and development tax credits	(0.5)%	(1.5)%
Foreign rate differential	5.2%	0.2%
Other non-deductible expenses	0.0%	0.1%
Proceeds of sale of New Jersey tax (benefits)	(8.0)%	(6.5)%
Other	5.2%	0.6%
Increase in valuation allowance	8.3%	20.8%
Income tax (benefit)	(7.9)%	(6.5)%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2020	April 30, 2019
	(in thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$33,740	$32,025
Foreign net operating loss carryforwards	3,307	3,641
State operating loss carryforwards	1,598	1,653
Federal and New Jersey research and development tax credits	3,076	3,315
Stock compensation	311	486
Accrued expenses	131	145
Other	595	443
Net deferred tax assets before valuation allowance	42,758	41,708
Valuation allowance	(42,431)	(41,708)
Deferred tax assets	327	-

Deferred tax liability:
Lease liability	327	-
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2020 and 2019, based upon the level of historical taxable losses, valuation allowances of $42.4 million and $41.7 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $0.7 million during the year ended April 30, 2020 and decreased $2.5 million during the year ended 2019 respectively.

As of April 30, 2020, the Company had net operating loss carry forwards for federal income tax purposes of approximately $160.7 million, which begin to expire in fiscal 2021; $22.6 million of the federal carryforward has no expiration, but the deductibility of such federal net operating losses may be limited to 80% of our taxable income in future years. The Company also had federal research and development tax credit carry forwards of approximately $3.0 million as of April 30, 2020, which begins to expire in 2021. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that such an ownership change, as described in Section 382 of the Internal Revenue Code, occurred in conjunction with the Company’s U.S. initial public offering in April 2007. The Company’s annual Section 382 limitation is approximately $3.3 million. The Section 382 limitation is cumulative from year to year, and thus, to the extent net operating loss or other credit carry forwards are not utilized up to the amount of the available annual limitation, the limitation is carried forward and added to the following year’s available limitation. Such limitation only applies to net operating losses incurred in periods prior to the ownership change. The Company has not performed additional analysis on ownership changes that may have occurred subsequently to further limit the ability to utilize net tax attributes. As of April 30, 2020, the Company had state net operating loss carry forwards of approximately $22.5 million which begin to expire in 2039, which also may be limited to utilization limitations. As of April 30, 2020, the Company had foreign net operating loss carry forwards of approximately $16.3 million. The ability to utilize these carry forwards may also be limited in the event of a significant change to ownership.

New Jersey Net Operating Loss

During the years ended April 30, 2020 and 2019, the Company sold New Jersey State net operating losses and research and development credits in the amount of $10.0 million and $9.1 million, respectively, resulting in the recognition of income tax benefits of $0.9 million and $0.9 million, respectively, recorded in the Company’s Statement of Operations.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed (see Note 15 to the Consolidated Financial Statements). At April 30, 2020 and 2019, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. On April 5, 2019, a three-person arbitration panel scheduled the discovery process to run from April 12, 2019 until November 9, 2019, set a pre-hearing case management conference for October 14, 2019, and set the hearing for December 9-13, 2019. On September 30, 2019, the parties completed the factual discovery process and the Company identified its expert witnesses. On October 14, 2019, the parties participated in a pre-hearing case management conference with arbitration panel and altered slightly the dates for the hearing. The hearing was conducted between December 9-11, 2019, and between December 16-18, 2019, and on December 18, 2019 the panel decided to continue the hearing for at least another day of testimony. The final day of hearing has now been scheduled for July 15, 2020, and the hearing will be conducted in Princeton, New Jersey. As of April 30, 2020, the Company has not accrued any provision related to this matter since it is not probable and cannot reasonably estimate the loss contingency.

NASDAQ Delisting Notification

On March 3, 2020, the Company received a notification from the NASDAQ Stock Market (the “NASDAQ”) indicating that the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days and as a result, the Company is not in compliance with the minimum bid price requirement for continued listing. The NASDAQ notice has no immediate effect on the listing or trading of the Company’s common stock. Under the NASDAQ Listing Rules, the Company has a grace period of 180 calendar days, or until August 31, 2020, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. On April 20, 2020, the Company received a written notice from NASDAQ indicating that, as a result of the tolling of the bid price requirements due to COVID-19, the period within which the Company has to regain compliance was extended from August 31, 2020 to November 13, 2020.

Spain Income Tax Audit

The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, the Spanish tax inspector has raised questions with respect to the Company’s recognition of funds received during this time period from a governmental grant from the European Commission in connection with the Waveport project. It is anticipated that the Company will be assessed a penalty relating to these tax years. The Company has estimated this penalty to be $177,000 and as of April 30, 2020 and 2019 has recorded the penalty in Accrued expenses in the Consolidated Balance Sheet.

(16) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. Geographic information is as follows:

	Year Ended April 30, 2020
	North America	Europe	Asia and Australia	Total
	(in thousands)

Revenues from external customers	$1,682	$-	$-	$1,682
Operating loss	(11,110)	(234)	(21)	(11,365)
Long-lived assets	499	-	-	499
Total assets	13,251	36	251	13,538

	Year Ended April 30, 2019
	North America	Europe	Asia and Australia	Total
	(in thousands)

Revenues from external customers	$632	$-	$-	$632
Operating loss	(13,045)	(204)	(22)	(13,271)
Long-lived assets	592	-	-	592
Total assets	18,028	49	289	18,366

(17) Subsequent Event

As a result of the COVID-19 pandemic, the U.S. Government passed the CARES Act. On May 3, 2020, the Company signed a PPP loan with Santander as the lender for $890,347 in support through the Small Business Association (“SBA”) under the PPP Loan. The PPP Loan will be unsecured and evidenced by a note in favor of Santander as the lender (the “Note”) and governed by a Loan Agreement with Santander (the “Loan Agreement”). The Company received the proceeds on May 5, 2020. The SBA allows loan forgiveness for costs incurred and paid for a) payroll costs, b) interest on any real or personal property mortgage incurred prior to February 15, 2020, c) rent on any lease in force prior to February 15, 2020, and d) utility payments for which service began before February 15, 2020.

