Form 10-Q
period 2020-07-31
Ocean Power Technologies, Inc.
filed 2020-09-14
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2020

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________to _________

Commission file number: 001-33417

OCEAN POWER TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2535818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 ENGELHARD DRIVE, SUITE B, MONROE TOWNSHIP, NJ 08831

(Address of Principal Executive Offices, Including Zip Code)

(609) 730-0400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value	OPTT	Nasdaq Captial Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of September 10, 2020, the number of outstanding shares of common stock of the registrant was 18,620,565.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the impact of COVID-19 pandemic on our business, operations, customers, suppliers and manufacturers;

●	our ability to commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture commercially viable products;

●	our ability to successfully develop and market new products, such as subsea battery solutions;

●	that we will be successful in our efforts to commercialize our products or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our products and solutions;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to improve the power output, survivability and reliability of our products;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	the reliability of our technology and our products;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	our ability to raise capital through our current equity facilities;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2020, and in our subsequent reports under the Exchange Act. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	July 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,065	$10,002
Restricted cash- short-term	707	707
Accounts receivable	21	105
Contract assets	366	251
Other current assets	447	588
Total current assets	12,606	11,653
Property and equipment, net	462	499
Right-of-use asset, net	1,113	1,165
Restricted cash- long-term	221	221
Total assets	$14,402	$13,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228	$220
Accrued expenses	1,783	1,353
Contract liabilities- current	87	100
Right-of-use liability- current	236	229
Warrant liabilities	-	-
Paycheck protection program loan- current	396	-
Total current liabilities	2,730	1,902
Right-of-use liability less current portion	1,017	1,078
Contract liabilities less current portion	44	65
Paycheck protection program loan less current portion	494	-
Total liabilities	4,285	3,045
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 18,624,816 and 12,939,420 shares, respectively	19	13
Treasury stock, at cost; 4,251 shares	(302)	(302)
Additional paid-in capital	234,089	231,101
Accumulated deficit	(223,521)	(220,136)
Accumulated other comprehensive loss	(168)	(183)
Total stockholders’ equity	10,117	10,493
Total liabilities and stockholders’ equity	$14,402	$13,538

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended July 31,
	2020	2019

Revenues	$169	$202
Cost of revenues	334	367
Gross loss	(165)	(165)

Operating expenses:
Engineering and product development costs	1,252	1,198
Selling, general and administrative costs	1,987	1,697
Total operating expenses	3,239	2,895
Operating loss	(3,404)	(3,060)

Gain due to the change in fair value of warrant liabilities	-	6
Interest income, net	11	42
Foreign exchange gain/(loss)	8	(13)
Net loss	$(3,385)	$(3,025)
Basic and diluted net loss per share	$(0.22)	$(0.50)
Weighted average shares used to compute basic and diluted net loss per share	15,677,331	6,040,466

See accompanying notes to unaudited consolidated financial statements.

5

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended July 31,
	2020	2019

Net loss	$(3,385)	$(3,025)
Foreign currency translation adjustment	15	5
Total comprehensive loss	$(3,370)	$(3,020)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

	Three months ended July 31, 2020
							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2020	12,939,420	$13	(4,251)	$(302)	$231,101	$(220,136)	$(183)	10,493
Net loss						(3,385)		(3,385)
Stock based compensation					116			116
Issuance of common stock- Aspire financing, net of issuance costs	5,025,000	5			2,630			2,635
Issuance of common stock- AGP At The
Market offering, net of issuance costs	660,396	1			242			243
Other comprehensive gain/(loss)							15	15
Balance, July 31, 2020	18,624,816	$19	(4,251)	$(302)	$234,089	$(223,521)	$(168)	$10,117

	Three months ended July 31, 2019
							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2019	5,425,517	$5	(3,770)	$(301)	$226,026	$(209,784)	$(171)	$15,775
Net loss						(3,025)		(3,025)
Stock based compensation					92			92
Issuance (forfeiture) of restricted stock, net	(132)	-			-			-
Exercise of prefunded warrants, net of issuance costs	350,000	1			(19)			(18)
Acquisition of treasury stock			(481)	(1)				(1)
Other comprehensive gain/(loss)							5	5
Balance, July 31, 2019	5,775,385	$6	(4,251)	$(302)	$226,099	$(212,809)	$(166)	$12,828

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended July 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(3,385)	$(3,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain)/loss	(8)	13
Depreciation of fixed assets	37	85
Amortization of right of use asset	52	-
Compensation expense related to stock option grants and restricted stock	116	92
Gain due to the change in fair value of warrant liabilities	-	(6)
Changes in operating assets and liabilities:
Accounts receivable	84	(9)
Contract assets	(115)	(121)
Other assets	181	(30)
Accounts payable	8	(215)
Accrued expenses	381	(332)
Change in lease liability	(54)	(47)
Contract liabilities	(34)	(10)
Net cash used in operating activities	(2,737)	(3,605)
Cash flows from investing activities:
Purchase of computers, equipment and furniture	-	(28)
Net cash used in investing activities	-	(28)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loan	890	-
Proceeds from issuance of common stock- Aspire financing net of issuance costs	2,635	-
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	243	-
Proceeds (costs) associated with exercise of pre-funded warrants	-	(18)
Acquisition of treasury stock	-	(1)
Net cash provided/ (used) by financing activities	3,768	(19)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	32	(20)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,063	(3,672)
Cash, cash equivalents and restricted cash, beginning of period	10,930	17,159
Cash, cash equivalents and restricted cash, end of period	$11,993	$13,487

Supplemental disclosure of noncash operating activities:
Prepaid financing costs reported in accrued expenses	$40	$-

Supplemental disclosure of noncash investing activities:
Acquisition of computers, equipment and furniture through accounts payable	$-	$1

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

a)	Background

Ocean Power Technologies, Inc. (the “Company”, “we”, “us”, “our”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. We believe that we are a marine power solutions provider. We control the design, manufacture, sales, installation, operations and maintenance of our products while working closely with partners that provide payloads, integration services, and marine installation capabilities. We believe our solutions provide distributed offshore power which is persistent and reliable power along with communications for remote surface and subsea applications. Our mission and purpose is to utilize our proprietary, state-of-the-art technologies to reduce the global carbon footprint by providing renewable energy solutions for reliable electrical power and, in so doing, drive demand for our products and services. Before 2015, government agencies had accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the commercialization of products and solutions, and sales of services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net decrease in cash due to the use of cash from operating activities until we can achieve positive cash flow from the commercialization of solutions, products and services.

b)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020 filed with the Securities and Exchange Commission (“SEC”), and elsewhere in this Form 10-Q.

c)	Liquidity/Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $223.5 million as of July 31, 2020. As of July 31, 2020, the Company had approximately $12.0 million in cash, cash equivalents, and restricted cash on hand. The Company generated revenues of $0.2 million and $0.2 million during the three months ended July 31, 2020 and 2019, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of July 31, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2021. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. The Company will require additional equity and/or debt financing to continue its operations into fiscal year 2022. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management is evaluating different strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, continued pursuit of business opportunities, additional funding from current and /or new investors, officers and directors; borrowings of debt; or a public offering of the Company’s equity or debt securities. There can be no assurance that any of these future-funding efforts will be successful.

In fiscal 2020 and during the three months ended July 31, 2020, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of products, its inability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting. In order to continue to implement its business strategy, the Company requires additional equity and/or debt financing. The Company currently has committed sources of equity financing through its At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and its equity line with Aspire Capital (discussed further below), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. If sufficient additional financing is not obtained when needed, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures. This could cause the Company to be unable to execute its business plan, take advantage of future opportunities and may cause it to scale back, delay or eliminate some or all of its product development activities and/or reduce the scope of or cease its operations.

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with AGP, under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. Through July 31, 2020, under the 2019 ATM Facility, the Company sold and issued an aggregate of 5,913,362 shares of its common stock with an aggregate market value of $5.0 million at an average price of $0.85 per share and paid AGP a sales commission of approximately $162,448 related to those shares.

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

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit was 1,219,010 shares including shares issued as a commitment fee. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of our common stock as a commitment fee. Shareholder approval was needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. At the 2019 annual meeting of stockholders, held on December 20, 2019, the Company’s stockholders approved an additional 5,400,000 shares to be issued pursuant to the common stock purchase agreement. Through July 31, 2020, the Company has sold an aggregate of 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this common stock purchase agreement.

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

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include estimated costs to complete projects; and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account.

	July 31, 2020	April 30, 2020
	(in thousands)

Checking and savings accounts	$2,002	$1,551
Money market account	9,063	8,451
	$11,065	$10,002

Restricted Cash and Security Agreements

The Company has two agreements with Santander Bank. Cash is on deposit at Santander Bank and serves as security for a letter of credit issued by Santander Bank for the lease of warehouse/office space in Monroe Township, New Jersey. This agreement cannot be extended beyond July 31, 2025 and is cancelable at the discretion of the bank. Santander Bank also issued two letters of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. The first letter of credit was issued in the amount of $125,690 that expires in February 2021. The second letter of credit was issued in the amount of $645,467. This second letter of credit will be reduced to $322,734 in August 2020 and to $64,547 in September 2020. The remaining amount expires in October 2021.

Restricted cash includes the following:

	July 31, 2020	April 30, 2020
	(in thousands)

Santander Bank	928	928
	$928	$928

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sum to the total of the same such amounts shown in the Statement of Cash Flows.

	July 31, 2020	April 30, 2020
	(in thousands)

Cash and cash equivalents	$11,065	$10,002
Restricted cash- short term	707	707
Restricted cash- long term	221	221
	$11,993	$10,930

(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with strong financial strength. The Company invests its excess cash in a money market account and does not believe that it is exposed to any significant risks related to its cash and money market accounts. Cash and cash equivalents are also maintained at foreign financial institutions. Cash and cash equivalents in foreign financial institutions as of July 31, 2020 was $0.3 million.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
	2020	2019

Eni S.p.A.	17%	14%
Premier Oil UK Limited	16%	47%
EGP	67%	0%
U.S. Navy	0%	26%
Other	0%	13%
	100%	100%

The loss of or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to maintain collateral.

(e) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three months ended July 31, 2020 and 2019:

	Three months ended July 31,
	2020	2019
	(in thousands)

Engineering and product development	$37	$20
Selling, general and administrative	79	72
Total share-based compensation expense	$116	$92

(f) Revenue Recognition

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. Accounting Standards Update (“ASU”) 2016-10 provides a practical expedient that permits presentation of shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs rather than evaluating whether the shipping and handling activities are promised services to the customer. The Company adopted this practical expedient, but it did not have a material effect on its Consolidated Financial Statements.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the three-month period ended July 31, 2020 and 2019, all of the Company’s contracts were classified as firm fixed price.

As of July 31, 2020, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.8 million. The Company expects to recognize approximately 73%, or $0.6 million, of the remaining performance obligations as revenue over the next twelve months.

PB3 PowerBuoy® Leasing

The Company enters into lease arrangements with certain customers for their PB3 PowerBuoy® (“PB3”). As of July 31, 2020, the Company has one lease arrangement with a remaining lease term of less than 16 months. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the three months ended July 31, 2020 and 2019 was immaterial.

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

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 5,564,404 and 5,008,145 for the three months ended July 31, 2020 and 2019, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(h) Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for public entities, excluding entities eligible to be Smaller Reporting Companies for annual periods and interim periods beginning after December 15, 2019. In November 2019, the FASB issued No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, assuming the Company remains a Smaller Reporting Company.The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” The ASU modifies, removes, and adds several disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company adopted this guidance effective May 1, 2020. The adoption of the guidance did not have a material effect on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” The ASU requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU permits two methods of adoption: prospectively to all implementation costs incurred after the date of adoption, or retrospectively to each prior reporting period presented. The Company adopted this guidance on a prospective basis effective May 1, 2020. The adoption of the guidance did not have a material effect on its Consolidated Financial Statements.

(3) Account Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets, and contract liabilities.

Accounts Receivable

The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of good has transferred to the customer. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represent their estimated realizable value. Accounts receivable consisted of the following at July 31, 2020 and April 30, 2020.

	July 31, 2020	April 30, 2020
	(in thousands)

Opening balance	$105	$63
Amount invoiced to customers	21	1,386
Collections	(105)	(1,344)
Ending balance	$21	$105

Contract Assets and Contract Liabilities

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. The increase in contract assets is primarily a result of services performed relating to our project with Enel Green Power that has not been billed during the three months ended July 31, 2020.

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities is primarily due to recognition of revenue relating to our Eni project during the three months ended July 31, 2020.

(4) Other Current Assets

Other current assets consist of the following at July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020
	(in thousands)

Deposits	$9	$60
Other receivables	2	2
Prepaid insurance	143	124
Prepaid offering costs	81	275
Prepaid expenses- other	212	127
	$447	$588

(5) Property and Equipment, net

The components of property and equipment, net as of July 31, 2020 and April 30, 2020 consisted of the following:

	July 31, 2020	April 30, 2020
	(in thousands)

Equipment	$342	342
Computer equipment & software	486	486
Office furniture & equipment	339	339
Leasehold improvements	474	474
Construction in process	15	15
	$1,656	$1,656
Less: accumulated depreciation	(1,194)	(1,157)
	$462	$499

Depreciation expense was approximately $37,000 and $38,000 for the three-month period ended July 31, 2020 and 2019, respectively.

(6) Leases

Lessor Information

As of July 31, 2020, the Company has one lease which has been classified as an operating lease per accounting guidance contained within ASC Topic 842,” Leases”. The Company’s remaining term on this operating lease is less than 16 months. The maturity of lease payments remaining on this lease is immaterial.

Lessee Information

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The initial lease term is for 7 years with an option to extend the lease for another 5 years. The lease is classified as an operating lease. The operating lease is included in right-of-use assets, lease liabilities- current and lease liabilities- long-term on the Company’s Consolidated Balance Sheets.

Right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company uses the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset. Variable lease expenses, if any, are recorded as incurred.

On June 10, 2020 the Company signed a 12-month lease for office space in Houston, Texas. The lease can be extended by the Company by providing the lessor on or before the notice date of the Company’s intent to renew or terminate the lease. ASC Topic 842, “Leases” allows a company an accounting policy election to recognize lease payments to the Consolidated Statement of Operations on a straight-line basis if the lease term is equal to or less 12 months and not recognize a right-of use asset and lease liability. The accounting policy is made on the commencement date of the lease.

The operating cash flows from operating leases cash payments for the three months ended July 31, 2020 and 2019 was $83,000 and $79,000, respectively.

The operating lease straight-line expense in the Consolidated Statement of Operations for both the three months ended July 31, 2020 and 2019 was as follows:

	Three months ended July 31,
	2020	2019
	(in thousands)

Operating lease cost	$79	$79
Short-term lease cost	2	-
Total lease cost	$81	$79

Information related to the Company’s right-of use assets and lease liabilities as of July 31, 2020 was as follows:

July 31, 2020
(in thousands)

Operating lease:
Operating right-of-use asset, net	$1,113

Right-of-use liability- current	236
Right-of-use liability- long term	1,017
Total lease liability	$1,253

Weighted average remaining lease term- operating leases	4.23 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

July 31, 2020
(in thousands)

Remainder of fiscal year 2021	$250
2022	341
2023	352
2024	362
2025	184
Total future minimum lease payments	$1,489
Less imputed interest	(236)
Total	$1,253

(7) Accrued Expenses

Accrued expenses consist of the following at July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020
	(in thousands)

Project costs	$23	$48
Contract loss reserve	209	216
Employee incentive payments	277	-
Accrued salary and benefits	532	483
Legal and accounting fees	280	283
Accrued taxes payable	331	177
Other	131	146
	$1,783	$1,353

(8) Warrants

Liability Classified Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of Common Stock together with warrants to purchase up to an aggregate of 7,298 shares of Common Stock.. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. As of July 31, 2020, none of the warrants have been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock.. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance. As of July 31, 2020, none of the warrants have been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. As of July 31, 2020, all of the pre-funded warrants have been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of July 31, 2020, none of the common stock warrants have been exercised.

The Company accounts for warrants issued in connection with its June and July 2016 public offerings in accordance with the guidance in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. The warrants have a value close to zero at July 31, 2020 and April 30, 2020 and are reflected within “Warrant liabilities” in the Consolidated Balance Sheets. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.

(9) Paycheck Protection Program Loan

As a result of the COVID-19 pandemic, on March 27, 2020, the U.S. Government passed into law the Coronavirus Aid, Relief and Economic Security Act, or the (“CARES Act”) which included the ability to secure loans under the Paycheck Protection Program (“PPP”). On May 3, 2020, after its application was submitted and approved, the Company signed a PPP loan with Santander Bank, N.A. (“Santander”) as the lender for $890,347 pursuant to the PPP under the CARES Act, as implemented by the U.S. Small Business Association (“SBA”). The PPP loan is an unsecured note with Santander as the lender and governed by a loan agreement with Santander. The interest rate is 1% and the loan is repayable over two years. The loan contains customary events of defaults relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all outstanding under the loan. Interest and principal payments are deferred for the first 6 months from the date of the loan. Principal and interest of approximately $49,000 are payable monthly commencing 6 months after the disbursement date and may be repaid by the Company at any time prior to maturity with no prepayment penalties. The Company received the proceeds on May 5, 2020.

The SBA allows loan forgiveness for eligible costs incurred and paid which include (a) payroll costs, (b) interest on any real or personal property mortgage prior to February 15, 2020, (c) rent on any lease in force prior to February 15, 2020, and (d) utility payments for which service began before February 15, 2020. As of July 31, 2020, the Company has utilized all of the loan proceeds. While the Company currently believes that the use of the loan proceeds will meet the conditions for forgiveness of the loan and is in the process of preparing the SBA’s forgiveness application, no assurance can be provided that the Company will obtain forgiveness of the loan, in whole or in part.

On June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law. Among other changes, the PPPFA (a) reduced the amount of the loan required to be spent on payroll costs from 75% to 60%, (b) extended the covered period to 24 weeks from 8 weeks, (c) extended the repayment term of the PPP loan from 2 years to 5 years, and (d) increased the deferred payment date from 6 months to 10 months. For the loans disbursed before June 5, 2020, the PPPFA provides the option to opt for 24 weeks for spending the loan instead of 8 weeks. The Company opted for 24 weeks to spend the loan.

The Company is accruing interest expense until the loan is forgiven or repaid. If the loan were not forgiven by the SBA and the Company decided to repay the loan over 2 years, the interest expense for this period would be approximately $7,000.

(10) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of July 31, 2020, no shares of preferred stock had been issued.

(11) Common Stock

On January 7, 2019, the Company entered into the 2019 ATM Facility with AGP, under which the Company may issue and sell to or through A.G.P./Alliance Global Partners, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. Through July 31, 2020, under the 2019 ATM Facility the Company had sold and issued an aggregate of 5,913,362 shares of its common stock with an aggregate market value of $5.0 million at an average price of $0.85 per share and paid AGP a sales commission of approximately $162,448 related to those shares.

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

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit was 1,219,010 shares including the shares issued as a commitment fee. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of common stock as a commitment fee. Shareholder approval was needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. At the 2019 annual meeting of stockholders, held on December 20, 2019, the Company’s stockholders approved an additional 5,400,000 shares to be issued pursuant to the common stock purchase agreement. Through July 31, 2020, the Company has sold an aggregate of 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this common stock purchase agreement.

(12) Treasury Shares

During each of the three months ended July 31, 2020 and 2019, no shares of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(13) Stock-Based Compensation

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 732,036 shares are authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of July 31, 2020, the Company has 168,842 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of July 31, 2020, there were 11,487 shares available for grant under the 2018 Inducement Plan.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. There were no shares granted in the three months ended July 31, 2020 or 2019.

Performance Stock Options

In January of 2020, the Company issued 81,334 performance-based stock options to two of its executives. The awards can vest over 2 years if there is positive total shareholder return (e.g. share price increase) as measured to the 5-day (January 11-15, 2021) and (January 10-14, 2022) share price Volume Weighted Average Price (“ VWAP”). The Company determined these awards contain a market- based condition and estimated the fair value using the Monte Carlo simulation model. There were 81,334 shares unvested and outstanding as of July 31, 2020.

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2020	555,475	$3.19	9.5
Granted	-	$-
Exercised	-	$-
Cancelled/forfeited	(34)	$1,086.00
Outstanding as of July 31, 2020	555,441	$3.13	9.3
Exercisable as of July 31, 2020	62,441	$19.51	7.6

As of July 31, 2020, the total intrinsic value of both outstanding and exercisable options was zero. As of July 31, 2020, approximately 493,000 additional options were unvested, which had no intrinsic value and a weighted average remaining contractual term of 9.5 years. There was approximately $99,000 and $89,000 of total recognized compensation cost related to stock options during each of the three months ended July 31, 2020 and 2019, respectively. As of July 31, 2020, there was approximately $233,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.8 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2020, the Company granted no shares subject to service-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2020	13,513	$1.48
Granted	-	$-
Vested	-	$-
Cancelled/forfeited	-	$-
Issued and unvested at July 31, 2020	13,513	$1.48

There was approximately $5,000 and $3,000 of total recognized compensation cost related to restricted stock for the three months ended July 31, 2020 and 2019, respectively. As of July 31, 2020, there is $5,000 unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 0.3 years.

In December 2019, the Company granted 51,547 shares, subject to service-based vesting requirements, to an employee that were outside the Company stock incentive plans. There was approximately $12,000 and zero of total recognized compensation cost related to this award for the three months ended July 31, 2020 and 2019, respectively. As of July 31, 2020, there is $18,000 unrecognized compensation cost remaining related to this award. This cost is expected to be recognized over a weighted-average period of 0.4 years.

(14) Fair Value Measurements

ASC Topic 820 “Fair Value Measurements” states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable input and minimizes the use of unobservable inputs. The following is a description of the three hierarchy levels.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3	Inputs that are unobservable for the asset or liability.

Disclosure of Fair Values

The Company’s financial instruments that are not re-measured at fair value include cash, cash equivalents, restricted cash, accounts receivable, contract assets and liabilities, deposits, accounts payable, and accrued expenses. The carrying values of these financial instruments approximate their fair values and are viewed as Level 1 items. The Company’s warrant liabilities represent the only asset or liability classified financial instrument that is measured at fair value on a recurring basis.

The fair value of the Company’s warrant liabilities (refer to Note 8) is based on the Black-Scholes option pricing model which is based on Level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are the quoted price of the Company’s common stock in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life. The fair value on a recurring basis as of July 31, 2020 and April 30, 2020 was near zero.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	July 31, 2020	July 31, 2019

Dividend rate	0.0%	0.0%
Risk-free rate	0.1%	1.9%
Expected life (years)	1.0 - 1.4	2.0 - 2.4
Expected volatility	101.8%	111.3%

Unrealized gains of approximately zero and $6,000 for the three months ended July 31, 2020 and 2019, respectively, were included within “Gain due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations.

Besides the unrealized gain in fair value, there was no other activity to the balances in warrant liabilities during the three months ended July 31, 2020 and 2019, respectively.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the three months ended July 31, 2020 and 2019.

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. On April 5, 2019, a three-person arbitration panel scheduled the discovery process to run from April 12, 2019 until November 9, 2019, set a pre-hearing case management conference for October 14, 2019, and set the hearing for December 9-13, 2019 in Princeton, New Jersey. On September 30, 2019, the parties completed the factual discovery process and the Company identified its expert witnesses. On October 14, 2019, the parties participated in a pre-hearing case management conference with arbitration panel and altered slightly the dates for the hearing. The hearing was conducted in Princeton, New Jersey between December 9-11, 2019, and between December 16-18, 2019, and on December 18, 2019 the panel decided to continue the hearing for at least another day. The final day of hearing occurred in Princeton, New Jersey on July 15, 2020. Post-hearing briefs are scheduled to be filed on September 22, 2020, after which the arbitration panel will make its decision although there is no schedule for their decision. As of July 31, 2020, the Company has not accrued any provision related to this matter since it is not probable and cannot reasonably estimate the loss contingency.

Nasdaq Delisting Notification

On March 3, 2020, the Company received a notification from the Nasdaq Stock Market (the “Nasdaq”) indicating that the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days and as a result, the Company is not in compliance with the minimum bid price requirement for continued listing. The Nasdaq notice has no immediate effect on the listing or trading of the Company’s common stock. Under the Nasdaq Listing Rules, the Company has a grace period of 180 calendar days, or until August 31, 2020, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. On April 20, 2020, the Company received a written notice from Nasdaq indicating that, as a result of the tolling of the bid price requirements due to COVID-19, the period within which the Company has to regain compliance was extended from August 31, 2020 to November 13, 2020. On August 21, 2020, the Company received notification from Nasdaq that, as a result of the closing bid price of the Company’s common stock being over $1.00 for 10 consecutive trading days, the Company has regained compliance with Listing Rule 5550(a)(2) to maintain the listing of its common stock on Nasdaq and Nasdaq considers the matter closed.

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. In connection with the tax audit, the Spanish tax inspector challenged the Company’s recognition of grant funds received in 2011 to 2014 from the European Commission in connection with the Company’s Waveport project. On July 30, 2018, the inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. On August 30, 2018, the Company filed an administrative appeal of the penalty and its underlying conclusions. During the three months ended July 31, 2020, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,869.81. The Company is appealing the decision of the Tribunal tax assessment to the National High Court. Per the Company’s accounting policy, the Company recorded the additional penalty of $154,000 to Selling, general and administrative costs in the Statement of Operations. As of July 31, 2020 and April 30, 2020, the Company has reserved $331,000 and $177,000, respectively, for the penalty in Accrued expenses in the Consolidated Balance Sheets.

(16) Income Taxes

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. At July 31, 2020 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

(17) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During each of the three months ended July 31, 2020 and 2019, the Company’s primary business operations were in North America.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2020 refers to the year ended April 30, 2020).

Business Update Regarding COVID-19

As a result of the COVID-19 pandemic, in March 2020, the Company put in place a number of protective measures. These measures included the canceling of all commercial air travel and all other non-critical travel, requesting that employees limit non-essential personal travel, eliminating all but essential third-party access to our facilities, enhancing our facility janitorial and sanitary procedures, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, and providing staggered shifts and social distancing measures for those employees associated with manufacturing operations. As of June 2020, the Company returned to work although individuals can work from home if necessary.

The current COVID-19 pandemic has presented substantial health and economic risks, uncertainties and challenges to our business, the global economy and financial markets. It is not currently possible to predict how long the pandemic will last or the time it will take for economies to return to prior levels. The extent to which COVID-19 impacts our business, operations, financial results and financial condition, and those of our suppliers and customers will depend on future developments which are highly uncertain and cannot be predicted with certainty or clarity, including the duration and continuing severity of the outbreak and additional government actions to contain COVID-19. The volatility caused in the stock markets by the pandemic may make it difficult for the Company to raise capital. In March 2020, one of the Company’s customers cancelled a portion of their contract due to the outbreak of COVID-19 and instead extended an existing lease. In April 2020, the Company declared force majeure and delayed the deployment of its PB3 PowerBouy® in Chile from April, 2020 to September, 2020 due to travel restrictions imposed by the U.S. and Chile. For additional information on various uncertainties and risks posed by the COVID-19 pandemic, see Part II, Item 1A “Risk Factors” of this report.

As a result of the COVID-19 pandemic, on March 27, 2020, the U.S. Government passed into law the Coronavirus Aid, Relief and Economic Security Act, or the (“CARES Act”). On May 3, 2020, the Company signed a Paycheck Protection Program (“PPP”) loan with Santander Bank, N.A. (“Santander”) as the lender for $890,347 in support through the Small Business Association (“SBA”) under the PPP Loan. The PPP Loan is unsecured and evidenced by a note in favor of Santander as the lender and governed by a Loan Agreement with Santander. The interest rate is 1% and the loan is repayable over two years. The loan contains customary events of defaults relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all outstanding under the loan. Interest and principal payments are deferred for the first 6 months from the date of the loan. Principal and interest are payable monthly commencing 6 months after the disbursement date and may be repaid by the Company at any time prior to maturity with no prepayment penalties. The Company received the proceeds on May 5, 2020.

The SBA allows loan forgiveness for eligible costs incurred and paid which include a) payroll costs, b) interest on any real or personal property mortgage prior to February 15, 2020, c) rent on any lease in force prior to February 15, 2020, and d) utility payments for which service began before February 15, 2020. As of July 31, 2020, the Company has utilized all of the loan proceeds. While the Company currently believes that the use of the loan proceeds will meet the conditions for forgiveness of the loan and is in the process of preparing the SBA’s forgiveness application, no assurance can be provided that the Company will obtain forgiveness of the loan, in whole or in part.

On June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law. Among other changes, the PPPFA (a) reduced the amount of the loan required to be spent on payroll costs from 75% to 60%, (b) extended the covered period to 24 weeks from 8 weeks, (c) extended the repayment term of PPP loan from 2 years to 5 years, and (d) increased the deferred payment date from 6 months to 10 months. For the loans disbursed before June 5, 2020, the PPPFA provides the option to opt for 24 weeks for spending the loan instead of 8 weeks. The Company has opted for 24 weeks to spend the loan.

Overview

We believe that we are a marine power solutions provider. We control the design, manufacture, sales, installation, operations and maintenance of our products while working closely with partners that provide payloads, integration services, and marine installation capabilities. We believe our solutions provide distributed offshore power which is persistent and reliable power along with communications for remote surface and subsea applications. Our mission and purpose is to utilize our proprietary, state-of-the-art technologies to reduce the global carbon footprint by providing renewable solutions for reliable electrical power and, in so doing, drive demand for our products and services.

We also continue to develop and commercialize our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves for our PB3 PowerBuoy®, and solar power for our newest product, the hybrid PowerBuoy. The PB3 PowerBuoy® uses proprietary technologies that convert the kinetic energy created by the heaving motion of ocean waves into electricity. Based on feedback from our current customers, discussions with potential future customers in the offshore oil and gas, defense and security, science and research, and communications, as well as government applications in fishery protection, together with our market research and publicly available data, we believe that numerous markets have a direct need for our solutions. While our recent projects have been in the oil and gas industry, we believe there is an increasing need for our products and solutions in areas such as fishery protection, offshore windfarm support, marine surveillance, and ocean-based science and research applications. We believe that having demonstrated the capability of our solutions, we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable and persistent power and communications, either by supplying electric power to payloads that are integrated directly with our product or located in its vicinity, such as on the seabed and in the water column. We believe we are the leader in offshore autonomous ocean wave power conversion technology which provides renewable power for offshore operations that were previously difficult to decarbonize.

Our achievements during fiscal 2020 and the first three months of fiscal 2021 included the Company’s first commercial sale of a PB3 to Enel Green Power (“EGP”). We continued work on our Eni S.p.A. (“Eni”) project and completed work for Premier Oil (“PMO”), U.S. Navy Small Business Innovation Research (“U.S. SBIR”), and a leading oil & gas operator. During the fiscal year, the Company continued development of the hybrid and its subsea battery solutions. The Company also signed a memorandum of understanding with Modus Seabed Intervention Ltd. (“Modus”) to develop and deliver innovative solutions including a combined AUV charging station which will be able to utilize the PowerBuoy® system for topside charging and communications. In June, 2020, the Company signed a memorandum of understanding with Mackay Marine (a division of Mackay Communications) to develop a Marine Surveillance Solution.

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

Our Products

PB3 PowerBuoy®

The PB3 generates electricity by harnessing the renewable energy of ocean waves. In addition to our PB3, we continue to develop our PowerBuoy® product line, including the hybrid PowerBuoy®, as well as our surface surveillance solution and the subsea battery.

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

The PB3 is designed to generate power for use independent of the power grid in remote offshore locations. The hull consists of a main spar structure loosely moored to the seabed and surrounded by a floating annular-structure that can freely move up and down in response to the passage of the waves. The PTO system includes a mechanical actuating system, an electric generator, a power electronics system, our control system, and our ESS which are sealed within the hull. As ocean waves pass the PB3, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is collected within an ESS. The operation of the PB3 is controlled by our customized, proprietary control system.

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

Based on our market research and publicly available data, including but not limited to the U.S. Department of Energy (“DOE”) 2019 Powering the Blue Economy Report, the Westwood Energy World ROV Operations Forecast 2019-2023, and the World Bank Database, we believe that numerous markets have a direct need for our PB3 including offshore oil and gas, defense and security, science and research, and communications, as well as government applications in fishery protection. Depending on payload power requirements, sensor types and other considerations, we have found that our PB3 could satisfy several application requirements within these markets. We believe that the PB3 consistently generates sufficient power to meet the requirements of many potential customer applications within our target markets, and that the hybrid could provide ample power in geographies where wave conditions may not be sufficient to allow the PB3 to generate sufficient power on its own for load center requirements.

hybrid PowerBuoy®

The Company has created a hybrid PowerBuoy® that is a solar powered and liquid-fueled surface buoy, compared to the wave power generating PB3. The hybrid is powered primarily by solar panels with a liquid-fueled Stirling engine to provide back-up power and is capable of providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product is complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater product integration within each customer project. It is primarily intended for shorter term deployment applications such as electric remotely operated vehicle (“eROV” or “ROV”) and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid is anticipated to be quickly deployable and cost-effective solution. The design has a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. The hybrid generates power from both an array of solar panels and an efficient, clean burning 1kW Stirling engine fueled by liquid propane (or biofuel for Generation 2). This energy is stored in onboard batteries which power the aforementioned subsea and topside payloads. The Company has designed the hybrid with a Stirling engine system to outperform traditional diesel buoys, which we believe have more frequent service and refueling intervals and higher carbon intensities. We believe the hybrid will be able to operate over a broader range of temperature and ocean wave conditions than existing diesel buoys.

The towable, boat-shaped hull design of the hybrid is appropriate for deployment around the world. Power is generated independent of wave activity, making it a solution for providing power through extreme weather and in heaving seas, or in calm, low wave environments and is complimentary to the PB3.

As with the PB3, the control system uses sensors and an onboard computer to continuously monitor the hybrid subsystems. We believe that this ability to optimize and manage the electric power output of the hybrid is a significant advantage of our technology. In the event of extended cloudy periods, the control system automatically switches electricity generation from the solar panels to the backup engine. However, the load center (either the on-board payload or one in the vicinity of the hybrid may continue to receive power from the on-board energy storage system (“ESS”). When more suitable solar power generation conditions return, the control system automatically stops the backup up engine and ESS replenishment recommences by way of solar electricity generation.

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

The hybrid is configured with a nominal 30 kilowatt-hours of battery energy storage and approximately 1 megawatt-hour of stored energy in the propane system. While the batteries are primarily charged through solar power generation, the propane powered Stirling engine system on the hybrid can be considered reserve energy storage, with propane having a much higher energy storage density than lithium-ion batteries. It can be utilized when needed based on load demand and will provide approximately 1 megawatt-hour of stored energy capacity. We believe that this amount of stored energy offers an attractive local, autonomous energy solution for clients in a range of industries, including but not limited to oil and gas and marine observation, particularly for shorter term deployments.

Subsea Battery

We have developed a subsea battery that is complementary to both of our PowerBuoy® products and can be deployed together with our PowerBuoys® or on its own. It offers customers the option of placing additional modular and expandable energy storage on the seabed near existing or to be installed subsea equipment. Our lithium ion subsea batteries supply power that can enable subsea equipment, sensors, communications and AUV and eROV recharge. Our PowerBuoys® are complimentary to the subsea batteries by providing a means for recharging during longer term deployments, or the batteries can be used independently for shorter term deployments. Ideal for many remote offshore customer applications, these subsea batteries are anticipated to be high performance, cost-efficient, and quickly deployable.

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

We believe that the growing demand for electrification of subsea infrastructure, and an increased switch to autonomous and renewable solution, offers multiple opportunities for deploying subsea battery powered solutions over the next few years.

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring, and services supporting a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

The table below shows the percentage of our revenues derived from customers whose revenues accounted for at least 10% of our consolidated revenues for at least one of the periods indicated:

	Three months ended July 31,
	2020	2019

Eni S.p.A.	17%	14%
Premier Oil UK Limited	16%	47%
EGP	67%	0%
U.S. Navy	0%	26%
Other	0%	13%
	100%	100%

In order to achieve success in commercializing our products, we must expand our customer base and obtain commercial contracts to lease or sell our products, solutions and related services to customers. Our potential customer base for our products and solutions includes various public and private entities, and agencies that require remote offshore power. To date, substantially all of our revenue producing contracts have been with a small number of customers under contracts to fund a portion of the costs of our operational efforts to develop and improve our technology, validate our product through ocean and laboratory testing, and business development activities with potential commercial customers. Our goal in the future is that an increased portion of our revenues will be from the lease or sale of our products and related maintenance and other services.

Customers

●	In March 2020, Eni exercised their option from the March 2018 contract to extend their lease of the PB3 for an additional 18 months. The initial provision in March 2018 agreement provided for a minimum 24-month contract that included an 18-month PB3 lease and associated project management.

●	In September 2019, we entered into two contracts with subsidiaries of EGP which include the sale of a PB3 PowerBuoy® and the development and supply of a turn-key integrated Open Sea Lab that will be the Company’s first deployment off the coast of Chile. In April 2020, the Company declared force majeure and delayed the deployment of its PB3 PowerBouy® in Chile from April, 2020 to September, 2020 due to travel restrictions imposed by the U.S. and Chile in response to COVID-19 pandemic. The contract is a result of a detailed feasibility study of the PowerBuoy® as an offshore autonomous platform hosting oceanographic sensor systems conducted in September 2018.

●	In April 2019, we entered into an agreement with a leading oil and gas operator to conduct a detailed feasibility study of using the Company’s technology to monitor subsea wells.

●	In February 2019, we entered into a contract with the U.S. Navy to carry out the first phase of a project to design and develop a buoy mooring system which incorporates fiber optics for the transmission of subsea sensor data to airplanes, ships, and satellites.

●	In June 2018, we entered into a contract with PMO for the lease of a PB3 to be deployed in one of PMO’s offshore fields in the North Sea. In March 2020, after the several months at sea the PB3 was decommissioned and returned to New Jersey for evaluation and refurbishment to prepare for another deployment.

Partnerships

●	In June 2020, we signed a memorandum of understanding with Mackay Marine, a division of Mackay Communications, Inc., to further optimize our Marine Surveillance System payload for both the PB3 and hybrid PowerBuoy®. Mackay Marine manufacturers and supplies a wide variety of technically advanced equipment for commercial, military, and personal marine applications.

●	In February 2020, we signed a letter of intent with Taiwan-based BAP Precision, Inc. (“BAP”) to provide PowerBuoy® joint surveillance solutions for government agency contract pursuits for policing territorial waters.

●	In May 2019, we signed a memorandum of understanding with Modus Seabed Intervention Ltd. (“Modus”). for the purpose of developing and delivering commercial market solutions that offer a step-change in innovation and market value against conventional methodologies, specifically through development and marketing of a combined Hybrid Autonomous Underwater Vehicle (HAUV) charging station which will be able to utilize the PowerBuoy® system for topside charging and communications.

●	In April 2019, we signed a memorandum of understanding with Acteon Field Life Service Ltd. (“Acteon”) to develop, explore and exploit mutual opportunities in the global oil and gas and renewable markets.

●	In January 2019, we entered into a Joint System Solution Development and Marketing Agreement with Saab Seaeye Ltd. (“Saab”). The agreement anticipates a preliminary focus on AUV and eROV charging and communications systems.

Business Strategy

Since 2015, we have brought the PB3 from initial concept to a full-scale design. We have performed multiple prototype iterations. During this time, we have conducted a number of in-ocean tests in combination with our facility-based accelerated life testing to prepare for low rate initial production. In 2019, we completed the design of our hybrid PowerBuoy®. In December 2017, we relocated our production and corporate headquarters to a larger facility. This facility allows for expansion of our manufacturing capabilities and a move toward higher volume production of our solutions.

In fiscal 2020, we have continued progress in marketing our PB3. We have made progress in transitioning from R&D to a commercialization focus with SELL, BUILD, SHIP as our motto and we intend to build on our success by implementing processes and solutions that cover the entire life cycle, from demand generation to close of contract, and from channel strategies to customer care.

A majority of the Company’s opportunities with potential customers have been for projects in Western Europe, including the North Sea, as well as North America and Asia. Nearly two-thirds of these opportunities have progressed past the initial feasibility and non-disclosure agreement stage to more detailed, confidential discussions around specific customer applications. Many of these discussions occur at the executive, decision-making level, as well as the implementation level.

Many proposal requests are for projects where one of our PowerBuoys® products, either the PB3, the hybrid, or our subsea battery solution is part of a larger solution demonstration, and typically include the potential lease or sale of one or more PowerBuoys®, as well as required services and maintenance support. A majority of hybrid inquiries are for shorter term deployments and in calmer waters. Historically, demonstration projects have been a necessary step toward broad solution deployment and revenues associated with specific applications. A proposal phase typically lasts from three months to more than one year. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of our company and capabilities and may include negotiation of standard terms and conditions. Many proposals contain provisions which would mandate the sale or lease of our PowerBuoy® product upon successful conclusion of the demonstration project.

We believe this is an accurate depiction of the overall sales cycle for new technology in each of our target markets, including our PowerBuoy® products. Cycle times for each step of the sales cycle will vary depending on several customer factors, including, but not limited to, technical evaluation, project priorities, project funding approval process, and alignment of new technology integration with the customer’s broader operational strategy. We believe that potential demand, vis-à-vis specific application proposal requests, is indicative of significant progress in our commercialization strategy. We believe in the potential for growth as a result of our positioning for higher volume production of our products and solutions and their initial indications of demand for our PowerBuoy® products in multiple customer applications.

We continue to commercialize our products and solutions for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions sales or leases incorporating our products and services. We believe our PB3, hybrid PowerBuoys® and our subsea battery solutions are well suited to enable many unmanned, autonomous (non-grid connected) offshore solutions, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform and subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions leveraging both PowerBuoy® and subsea battery sales and leases within our selected markets, and we intend to sell and lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life-cycle. We also intend to pursue turn-key projects where we take on a prime contractor role to capture broader revenue opportunities while ensuring that solutions effectively address customer needs. We continue to increase our commercial capabilities through new hires in sales and application support, and through engagement of expert market consultants in various geographies.

●	Expand customer system solution offerings through new complimentary products that enable shorter and more cost-efficient deployments. We completed the design and construction of the hybrid PowerBuoy® in 2020. This product builds on our existing expertise in offshore power systems. The hybrid PowerBuoy® is a solar powered buoy with a liquid-fueled Stirling engine as backup. The hybrid is to be highly complementary to the PB3 PowerBuoy® by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater system integration within each customer project. The hybrid is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The Company has also developed a subsea battery system that is complimentary to the Company’s PowerBuoy® products. The subsea battery system offers the possibility of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems contain lithium ion batteries, which provide high power density to supply power to subsea equipment, sensors, communications, and recharging of AUVs and eROV. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be high performance, cost-efficient, and quickly deployable.

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts on parts of North and South America, Europe, Asia and Western Africa. We believe that each of these areas has demand for our solutions, sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We believe that offering a turn-key solution, and not just power, is key to securing long term success. We have formed such a relationship with several well-known groups, including Mackay, BAP, Modus, Saab and Acteon. We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our PowerBuoy® in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies to ensure a cost-effective product by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regard to servicing of our products and solutions.

●	Cost reduction and PowerBuoy® solution development. Our engineering efforts are mainly focused on addressing customer solutions; PowerBuoy® sales; reducing costs associated with production, installation and product life-cycle costs; and improving the energy output, reliability, maintenance interval and expected operating life of our products and solutions. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe we will be able to address new applications by developing new payloads and solutions that address customer needs.

Capital Raises

On January 7, 2019, the Company entered into the 2019 ATM Facility with AGP under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. ThroughJuly 31, 2020, under the 2019 ATM Facility, the Company sold and issued 5,913,362 shares of its common stock with an aggregate market value of $5.0 million at an average price of $0.85 per share and paid AGP a sales commission of approximately $162,448 related to those shares.

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

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit is 1,219,010 shares including shares issued as a commitment fee. In consideration for entering into the agreement, the Company issued to Aspire Capital 194,805 shares of our common stock as a commitment fee. Shareholder approval was needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. At the 2019 annual meeting of stockholders, held on December 20, 2019, the Company’s stockholders approved an additional 5,400,000 shares to be issued pursuant to the common stock purchase agreement. Through July 31, 2020, the Company has sold 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this common stock purchase agreement.

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

Backlog

As of July 31, 2020, the Company’s backlog was $0.8 million. As of April 30, 2020, backlog was $0.9 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $223.5 million at July 31, 2020. Based on the Company’s cash, cash equivalents and restricted cash balances as of July 31, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2021. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers.

The report of our independent registered public accounting firm on our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended April 30, 2020, contains an explanatory paragraph regarding our ability to continue as a going concern, based on, among other factors, that our ability to continue as a going concern is dependent upon our ability to raise additional external capital and increase revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital sufficient to support our operations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2020. There were no material changes in our critical accounting estimates or accounting policies during the three months ended July 31, 2020.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For each of the three-month periods ended July 31, 2020 and 2019, all of the Company’s contracts were classified as firm fixed price.

The following table provides information regarding the breakdown of our revenues by customer for the three months ended July 31, 2020 and 2019.

	Three months ended July 31,
	2020	2019
	(in thousands)

Eni S.p.A.	$28	$29
Premier Oil UK Limited	27	95
EGP	114	-
U.S. Navy	-	52
Other	-	26
	$169	$202

We currently focus our sales and marketing efforts on parts of North and South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2020 and 2019.

	Three months ended July 31,
Customer Location	2020	2019

Europe	33%	74%
South America	67%	0%
North America	0%	26%
	100%	100%

Cost of revenues

Our cost of revenues consists primarily of incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of equipment to customize the products supplied by third-party suppliers. Cost of revenues also includes product system delivery and deployment expenses and may include anticipated losses at completion on certain contracts.

Our ability to generate a gross profit will depend on the nature of future contracts, our success at generating revenues through sales or leases of our products, the nature of our contracts generating revenues to fund our product development efforts, and our ability to manage costs incurred on fixed price commercial contracts.

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

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our products and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated accounts had a balance of $0.3 million as of July 31, 2020 and $0.7 million as of July 31, 2019, compared to our total cash, cash equivalents and restricted cash balances of $12.0 million as of July 31, 2020 and $13.5 million as of July 31, 2019. These foreign currency balances are translated each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Three months ended July 31, 2020 compared to the three months ended July 31, 2019

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2020 and 2019.

			% change
	Three months ended July 31,		2020 period to
	2020	2019	2019 period
	(in thousands)

Revenues	$169	$202	-16%
Cost of revenues	334	367	-9%
Gross loss	(165)	(165)
Operating expenses:
Engineering and product development costs	1,252	1,198	5%
Selling, general and administrative costs	1,987	1,697	17%
Total operating expenses	3,239	2,895
Operating loss	(3,404)	(3,060)
Gain due to the change in fair value of warrant liabilities	-	6	-100%
Interest income, net	11	42	-74%
Foreign exchange gain/(loss)	8	(13)	-162%
Net loss	$(3,385)	$(3,025)	12%

Revenues

Revenues were $0.2 million in the three months ended July 31, 2020, essentially flat as compared to the three months ended July 31, 2019. Revenue for the three months ended July 31, 2020 was primarily derived from the EGP project while revenue for the same period in the prior year was primarily derived from projects with Premier Oil and U.S. Navy.

Cost of revenues

Cost of revenues were $0.3 million in the three months ended July 31, 2020, essentially flat compared to the three months ended July 31, 2019.

Engineering and product development costs

Engineering and product development costs for the three months ended July 31, 2020 and 2019 were $1.3 million and $1.2 million, respectively. The increase of approximately $0.1 million is the result of higher spending on new product development in the current year period mostly offset by lower spending on buoy builds as compared to the same period in fiscal 2020.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended July 31, 2020 and 2019 were $2.0 million and $1.7 million, respectively. The increase compared to the same period in fiscal 2020 is due mainly to higher employee related costs of $0.2 million and an increase in the estimated penalty payment of $0.2 million relating to the Spanish tax audit.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the three months ended July 31, 2020 was zero versus an unrealized gain of $6,000 for the three months ended July 31, 2019.

Interest income, net

Interest income, net during the three months ended July 31, 2020 was $11,000, compared to $42,000 during the three months ended July 31, 2019. The decrease of $31,000 is due to a lower interest rate earned on investments in the three months ended July 31, 2020 as compared to the three months ended July 31, 2019.

Foreign exchange gain/(loss)

Foreign exchange gain during the three months ended July 31, 2020 was $8,000 compared to a foreign exchange loss of $13,000 during the three months ended July 31, 2019. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $3.4 million and $3.0 million for the three months ended July 31, 2020 and 2019, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the three months ended July 31, 2020, net cash flows used in operating activities was $2.7 million, consisting primarily of a net loss of $3.4 million offset by net outflows from fluctuations in working capital and other assets and liabilities of $0.4 million and impact of non-cash charges of $0.3 million.

Net cash used in investing activities

Net cash used in investing activities during the three months ended July 31, 2020 was zero, a decrease of $28,000 compared to net cash used by investing activities during the three months ended July 31, 2019. The decrease in net cash used in investing activities was due to lower spending on the purchase of computers, equipment and furniture.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2020 was approximately $3.8 million compared to net cash used by financing activities during the three months ended July 31, 2019 of $19,000. The increase in net cash provided by financing activities during the three months ended July 31, 2020 is primarily due to more proceeds from capital raises of $2.9 million and $0.9 million received from the PPP loan.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of $32,000 in the three months ended July 31, 2020 and a decrease of $20,000 in the three months ended for July 31, 2019. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $223.5 million at July 31, 2020. As of July 31, 2020, we had approximately $12.0 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $0.2 million and $0.2 million during the three months ended July 31, 2020 and 2019, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of July 31, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ended July 31, 2021. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. These conditions raise substantial doubt about our ability to continue as a going concern.

We expect to devote substantial resources to continue our development efforts of our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of the PowerBuoys®. Our future capital requirements will depend on a number of factors, including but not limited to:

●	The impact of COVID-19 pandemic on our business, operations, custoemrs, suppliers and manufacturers;

●	our ability to commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture commercially viable products;

●	our ability to successfully develop and market new products, such as subsea battery solutions;

●	that we will be successful in our efforts to commercialize our products or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our products and solutions;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to improve the power output, survivability and reliability of our products;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	the reliability of our technology and our products;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	our ability to raise capital through our current equity facilities;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

Our business is capital intensive and to date, we have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. This is largely a result of the high product development costs associated with our product development. We anticipate that our operating expenses will be approximately $14.0 million in fiscal 2021 including expected savings from cost reduction initiatives and engineering and product development spending of more than $6.9 million. We may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during the remainder of fiscal year 2021, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of July 31, 2020 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For information on matters in dispute, see Note 15 to the Consolidated Financial Statements in our Annual Report on Form10-K for the year ended April 30, 2020, and Note 15 to the Consolidated Financial Statements under Part I, Item 1 of this report.

Item 1A.	RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2020 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on June 29, 2020.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $223.5 million as of July 31, 2020. As of July 31, 2020, the Company had approximately $12.0 million in cash, cash equivalents and restricted cash on hand. The Company generated revenues of $0.2 million and $0.2 million during the three months ended July 31, 2020 and 2019, respectively. Based on the Company’s cash, cash equivalents and restricted cash balances as of July 31, 2020, the Company believes that it will be able to finance its capital requirements and operations into the quarter ending July 31, 2021.

We continue to experience operating losses and currently have only two revenue producing contracts. During fiscal 2020, our net burn rate (cash used in operations less cash generated by operations) including engineering and product development spending was approximately $1.0 million per month.

We have been funding our business principally through sales of our securities, and we expect to continue to fund our business with sales of our securities and, to a limited extent, with our revenues until, if ever, we generate sufficient cash flow to internally fund our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximately $14.0 million in fiscal 2021 including expected savings from cost reduction initiatives and engineering and product development spending of more than $6.9 million. However, we may choose to reduce our operating expenses through personnel reductions, and reductions in our research and development and other operating costs during fiscal year 2021, if we are not successful in our efforts to raise additional capital. We cannot assure you that we will be able to increase our revenues and cash flow to a level which would support our operations and provide sufficient funds to pay our obligations for the foreseeable future. Further, we cannot assure you that we will be able to secure additional financing or raise additional capital or, if we are successful in our efforts to raise additional capital, of the terms and conditions upon which any such financing would be extended. If we are unable to meet our obligations, we would be forced to cease operations, in which event investors would lose their entire investment in our company.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses of $3.4 million during the three months ended July 31, 2020 and $3.0 million in fiscal 2020. As of July 31, 2020, we had an accumulated deficit of $223.5 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

We do not know whether we will be able to successfully commercialize our products and solutions, or whether we can achieve profitability. There is significant uncertainty about our ability to successfully commercialize our products and solutions in our targeted markets. Even if we do achieve commercialization of our products and solutions and become profitable, we may not be able to achieve or, if achieved, sustain profitability on a quarterly or annual basis.

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

As a result of the changes in work protocols, as well as related pandemic fears, quarantines and market downturns, we may experience impacts from changes in customer behavior. Our business is dependent upon the willingness and ability of our customers to conduct transactions, as well as the ability of customers to meet existing payment or other obligations. The spread of COVID-19 has caused severe disruptions in the worldwide economy, which has in turn disrupted the business, activities, and operations of our business and operations, as well as that of our customers. For example, our employees have been unable to travel to Chile to perform final testing and assembly of our PB3 PowerBuoy® for EGP. In April 2020, the Company declared force majeure and delayed the deployment of its PB3 PowerBouy® in Chile from April, 2020 to September, 2020 due to travel restrictions imposed by the U.S. and Chile

If COVID-19 were to continue to affect a significant amount of our workforce, we may experience delays or the inability to produce and deliver solutions to our customers on a timely basis. In addition, one or more of our customers, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. As with EGP, travel restrictions due to COVID-19 may also prevent our employees from completing customer work. The global scale and scope of COVID-19 is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 24, 2019, we issued to Aspire Capital 194,805 shares of common stock as a commitment fee pursuant to the terms of a common stock purchase agreement dated October 24, 2019. As of July 31, 2020, we have sold 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this agreement with Aspire Capital.

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
May 1 - May 31	-	$-	-	-
June 1 - June 30	-	$-	-	-
July 1 - July 31	-	$-	-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBIT INDEX

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – July 31, 2020 (unaudited) and April 30, 2019, (ii) Consolidated Statements of Operations (unaudited) – three months ended July 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three months ended July 31, 2020 and 2019, (iv) Consolidated Statement of Stockholders’ Equity (unaudited) – three months ended July 31, 2020 and 2019 (v) Consolidated Statements of Cash Flows (unaudited) –three months ended July 31, 2020 and 2019, (vi) Notes to Consolidated Financial Statements.**

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

Ocean Power Technologies, Inc.
(Registrant)

Date: September 14, 2020		/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Date: September 14, 2020		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer

