Form 10-Q
period 2020-10-31
Ocean Power Technologies, Inc.
filed 2020-12-07
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2020

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of December 4, 2020, the number of outstanding shares of common stock of the registrant was 30,798,438.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the impact of the COVID-19 pandemic on our business, operations, customers, suppliers and manufacturers;

●	our ability to commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our ability to continue as a going concern;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture commercially viable products;

●	our ability to successfully develop and market new products and solutions, such as the subsea battery and Marine Surveillance Solutions;

●	that we will be successful in our efforts to commercialize our products or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our products and solutions;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to improve the power output, survivability and reliability of our products;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	the reliability of our technology, products and solutions;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	our ability to raise capital through our current equity facilities;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	October 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,244	$10,002
Restricted cash, short-term	384	707
Accounts receivable	-	105
Contract assets	97	251
Other current assets	1,129	588
Total current assets	16,854	11,653
Property and equipment, net	425	499
Right-of-use asset, net	1,060	1,165
Restricted cash, long-term	222	221
Total assets	$18,561	$13,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$350	$-
Accounts payable	148	220
Accrued expenses	2,215	1,353
Contract liabilities, current portion	109	100
Right-of-use liability, current portion	244	229
Warrant liabilities	-	-
Paycheck protection program loan- current	396	-
Total current liabilities	3,462	1,902
Paycheck protection program loan, less current portion	495	-
Right-of-use liability, less current portion	954	1,078
Contract liabilities, less current portion	-	65
Total liabilities	4,911	3,045
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 24,153,554 and 12,939,420 shares, respectively	24	13
Treasury stock, at cost; 4,251 shares	(302)	(302)
Additional paid-in capital	240,648	231,101
Accumulated deficit	(226,545)	(220,136)
Accumulated other comprehensive loss	(175)	(183)
Total stockholders’ equity	13,650	10,493
Total liabilities and stockholders’ equity	$18,561	$13,538

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in $000’s, except per share data)

	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019

Revenues	$118	$204	$287	$406
Cost of revenues	216	288	550	655
Gross loss	(98)	(84)	(263)	(249)

Operating expenses:
Engineering and product development costs	1,063	1,309	2,315	2,507
Selling, general and administrative costs	1,841	1,838	3,828	3,534
Total operating expenses	2,904	3,147	6,143	6,041
Operating loss	(3,002)	(3,231)	(6,406)	(6,290)

Gain due to the change in fair value of warrant liabilities	-	-	-	6
Interest income, net	8	32	20	74
Other expense, net	(33)	-	(33)	-
Foreign exchange gain/(loss)	3	10	10	(4)
Net loss	$(3,024)	$(3,189)	$(6,409)	$(6,214)
Basic and diluted net loss per share	$(0.15)	$(0.51)	$(0.36)	$(1.01)
Weighted average shares used to compute basic and diluted net loss per share	20,090,000	6,259,255	17,883,666	6,150,061

See accompanying notes to unaudited consolidated financial statements.

4

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(in $000’s)

	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019

Net loss	$(3,024)	$(3,189)	$(6,409)	$(6,214)
Foreign currency translation adjustment	(7)	(7)	8	(2)
Total comprehensive loss	$(3,031)	$(3,196)	$(6,401)	$(6,216)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statement of Stockholders’ Equity

(in $000’s, except share data)

	Three Months Ended October 31, 2020
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at August 1, 2020	18,624,816	$19	(4,251)	$(302)	$234,089	$(223,521)	$(168)	10,117
Net loss						(3,024)		(3,024)
Stock based compensation					107			107
Issuance of common stock- Aspire financing, net of issuance costs	500,000	-			606			606
Issuance of common stock- AGP At The Market offering, net of issuance costs	5,028,738	5			5,846			5,851
Other comprehensive gain/(loss)							(7)	(7)
Balance, October 31, 2020	24,153,554	$24	(4,251)	$(302)	$240,648	$(226,545)	$(175)	$13,650

	Six Months Ended October 31, 2020
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2020	12,939,420	$13	(4,251)	$(302)	$231,101	$(220,136)	$(183)	10,493
Net loss						(6,409)		(6,409)
Stock based compensation					223			223
Issuance of common stock- Aspire financing, net of issuance costs	5,525,000	5			3,236			3,241
Issuance of common stock- AGP At The Market offering, net of issuance costs	5,689,134	6			6,088			6,094
Other comprehensive gain/(loss)							8	8
Balance, October 31, 2020	24,153,554	$24	(4,251)	$(302)	$240,648	$(226,545)	$(175)	$13,650

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statement of Stockholders’ Equity

(in $000’s, except share data)

	Three Months Ended October 31, 2019
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at August 1, 2019	5,775,385	$6	(4,251)	$(302)	$226,099	$(212,809)	$(166)	12,828
Net loss						(3,189)		(3,189)
Stock based compensation					76			76
Common stock issued for commitment fee	194,805	-			294			294
Issuance of common stock- AGP At The Market offering, net of issuance costs	519,478	1			745			746
Other comprehensive loss							(7)	(7)
Balances at October 31, 2019	6,489,668	$7	(4,251)	$(302)	$227,214	$(215,998)	$(173)	$10,748

	Six Months Ended October 31, 2019
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2019	5,425,517	$5	(3,770)	$(301)	$226,026	$(209,784)	$(171)	15,775
Net loss						(6,214)		(6,214)
Stock based compensation					168			168
Issuance (forfeiture) of restricted stock, net	(132)	-						-
Exercise of prefunded warrants, net of issuance costs	350,000	1			(19)			(18)
Common stock issued for commitment fee	194,805	-			294			294
Issuance of common stock- AGP At The Market offering, net of issuance costs	519,478	1			745			746
Acquisition of treasury stock			(481)	(1)				(1)
Other comprehensive loss							(2)	(2)
Balances at October 31, 2019	6,489,668	$7	(4,251)	$(302)	$227,214	$(215,998)	$(173)	$10,748

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in $000’s)

	Six months ended October 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(6,409)	$(6,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain)/loss	(10)	4
Depreciation of fixed assets	73	77
Amortization of right of use asset	105	96
Compensation expense related to stock option grants and restricted stock	223	168
Gain due to the change in fair value of warrant liabilities	-	(6)
Loss on disposal of property, plant and equipment	2	-
Changes in operating assets and liabilities:
Accounts receivable	105	(934)
Contract assets	154	(96)
Other assets	(499)	(6)
Accounts payable	(72)	(138)
Accrued expenses	812	(75)
Change in lease liability	(110)	(96)
Contract liabilities	(56)	802
Net cash used in operating activities	(5,682)	(6,418)
Cash flows from investing activities:
Purchase of property, plant and equipment	-	(41)
Net cash used in investing activities	-	(41)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loan	890	-
Proceeds from loan payable	467	-
Payment of loan payable	(117)	-
Proceeds from issuance of common stock- Aspire financing net of issuance costs	3,241	-
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	6,094	746
Proceeds (costs) associated with exercise of pre-funded warrants	-	(18)
Acquisition of treasury stock	-	(1)
Net cash provided/ (used) by financing activities	10,575	727
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(5)
Net increase/(decrease) in cash, cash equivalents and restricted cash	4,920	(5,737)
Cash, cash equivalents and restricted cash, beginning of period	10,930	17,159
Cash, cash equivalents and restricted cash, end of period	$15,850	$11,422

Supplemental disclosure of noncash operating activities:
Prepaid financing costs reported in accrued expenses	$49	$67

Supplemental disclosure of noncash investing activities:
Acquisition of property, plant and equipment through accounts payable	$-	$3

Supplemental disclosure of noncash financing activities:
Common stock issued for payment of commitment fee	$-	$294

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

a) Background

Ocean Power Technologies, Inc. (the “Company”, “we”, “us”, “our”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. We believe that we are a marine power solutions provider. We control the design, manufacture, sales, installation, operations and maintenance of our products and solutions while working closely with partners that provide payloads, integration services, and marine installation capabilities. We believe our solutions provide persistent and reliable distributed offshore power along with communications for remote surface and subsea applications. Our mission and purpose are to utilize our proprietary, state-of-the-art technologies to enhance the environment by reducing the global carbon footprint through clean and renewable solutions for reliable electrical power and, in so doing, drive demand for our products and services. Before 2015, government agencies had accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the commercialization of products and solutions, and sales of services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net decrease in cash due to the use of cash from operating activities until we can achieve positive cash flow from the commercialization of solutions, products and services.

b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information in accordance with the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020 filed with the SEC and elsewhere in this Form 10-Q.

c) Liquidity/Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $226.5 million as of October 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of October 31, 2020, based in part on our equity raises discussed below, the Company had approximately $15.8 million in cash, cash equivalents, and restricted cash on hand. Based on the Company’s current cash, cash equivalents and restricted cash balances, and its ability to raise additional equity under facilities currently in place, the Company believes that it will be able to finance its capital requirements and operations for at least the next 12 months. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. The Company will require additional equity and/or debt financing to continue its operations into fiscal year 2022. The Company cannot provide assurances that it will be able to secure additional funding when needed or at all, or, if secured, that such funding would be on favorable terms.

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

Management is evaluating different strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, continued pursuit of business opportunities, additional funding from current and /or new investors, officers and directors; borrowings of debt; or a public offering of the Company’s equity or debt securities. There can be no assurance that any of these future-funding efforts will be successful. The Company currently has committed sources of equity financing through its At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and its equity line with Aspire Capital (discussed further below), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Historically, the Company has raised capital through securities sales in the public capital markets. The sale of additional equity or convertible securities could result in dilution to stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with the Company’s common stock and could contain covenants that would restrict its operations. Financing may not be available in amounts or on terms acceptable to the Company, or at all. If the Company is unable to obtain required financing, the Company may be required to further curtail or limit operations, product development costs, and/or selling, general and administrative activities in order to reduce its cash expenditures, including its planned product development and marketing efforts, which could materially and adversely harm its financial condition and operating results. If the Company is unable to secure additional financing, it may be unable to execute its business plan, take advantage of future opportunities or be forced to cease operations.

In fiscal year 2020 and during the first six months of fiscal year 2021 ended October 31, 2020, the Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, risks from lack of available financing and insufficient capital, performance of products, its inability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and laws, regulations and permitting.

On January 7, 2019, the Company entered into an At the Market Offering Agreement (“2019 ATM Facility”) with AGP, under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. From inception of the program through October 31, 2020, under the 2019 ATM Facility, the Company sold and issued an aggregate of 10,942,100 shares of its common stock with an aggregate market value of $11.1 million at an average price of $1.01 per share and paid AGP a sales commission of approximately $360,095 related to those shares. On November 20, 2020, the Company entered into a new At the Market Offering Agreement with AGP (the “2020 ATM Facility”). Under the 2020 ATM Facility, the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. In connection with the effectiveness of the 2020 ATM Facility, the 2019 ATM Facility was terminated. For more on the 2020 ATM Facility, see Note 19, Subsequent Events.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period. Through September 18, 2020, the Company has sold an aggregate of 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this common stock purchase agreement. The agreement was fully utilized and cancelled on September 18, 2020.

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit is 3,722,251 shares. Shareholder approval is needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. Through October 31, 2020, the Company has sold an aggregate of 500,000 shares of common stock with an aggregate market value of $0.6 million at an average price of $1.23 per share pursuant to this common stock purchase agreement.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include estimated costs to complete projects; and the input method used to measure completion over time of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account.

	October 31, 2020	April 30, 2020
	(in thousands)

Checking and savings accounts	$2,369	$1,551
Money market account	12,875	8,451
	$15,244	$10,002

Restricted Cash and Security Agreements

The Company has two agreements with Santander Bank. Cash is on deposit at Santander Bank and serves as security for a letter of credit issued by Santander Bank for the lease of warehouse/office space in Monroe Township, New Jersey. This agreement cannot be extended beyond July 31, 2025 and is cancelable at the discretion of the bank. Santander Bank also issued two letters of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. The first letter of credit was issued in the amount of $125,690 that expires in May 2021. The second letter of credit was issued in the amount of $645,467 and reduced to $322,734 in August 2020. This second letter of credit will be reduced to $64,547 in January 2021. The remaining amount expires in December 2021.

Restricted cash includes the following:

	October 31, 2020	April 30, 2020
	(in thousands)

Santander Bank	606	928
	$606	$928

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sum to the total of the same such amounts shown in the Statement of Cash Flows.

	October 31, 2020	April 30, 2020
	(in thousands)

Cash and cash equivalents	$15,244	$10,002
Restricted cash- short term	384	707
Restricted cash- long term	222	221
	$15,850	$10,930

(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with strong financial strength. The Company invests its excess cash in a money market account and does not believe that it is exposed to any significant risks related to its cash and money market accounts. Cash and cash equivalents are also maintained at foreign financial institutions. Cash and cash equivalents in foreign financial institutions as of October 31, 2020 was $0.3 million.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019

Eni S.p.A.	61%	23%	34%	19%
Premier Oil UK Limited	0%	13%	9%	30%
EGP	36%	47%	55%	24%
U.S. Navy	0%	10%	0%	17%
Other	3%	7%	2%	10%
	100%	100%	100%	100%

The loss of or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to maintain collateral.

(e) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three and six months ended October 31, 2020 and 2019:

	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019
	(in thousands)

Engineering and product development	$22	$20	$59	$40
Selling, general and administrative	85	56	164	128
Total share-based compensation expense	$107	$76	$223	$168

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the six-month periods ended October 31, 2020 and 2019, all of the Company’s contracts were classified as firm fixed price.

As of October 31, 2020, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.8 million. The Company expects to recognize approximately 93%, or $0.7 million, of the remaining performance obligations as revenue over the next twelve months.

Products and Solutions Leasing

The Company enters into lease arrangements with certain customers for their products and solutions. As of October 31, 2020, the Company has one lease arrangement with a remaining operating lease term of less than 13 months. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the three and six months ended October 31, 2020 and 2019 was immaterial.

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

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 5,540,469 and 5,007,907 for the three and six months ended October 31, 2020 and 2019, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(h) Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. In November 2019, the FASB issued No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

(3) Account Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets, and contract liabilities from contracts with customers:

	October 31, 2020	April 30, 2020
	(in thousands)

Accounts receivables	$-	$105
Contract assets	97	251
Contract liabilities	109	165

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

Contract Assets

Significant changes in the contract assets balances during the period are as follows:

Six months ended
October 31, 2020
(in thousands)

Transferred to receivables from contract assets recognized at the beginning of the period	$(251)
Revenue recognized and not billed as of the end of the period	97
Net change in contract assets	$(154)

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. The decrease in contract assets is primarily a result of services performed relating to our project with Enel Green Power that was billed during the six months ended October 31, 2020.

Contract Liabilities

Significant changes in the contract liabilities balances during the period are as follows:

Six months ended
October 31, 2020
(in thousands)

Revenue recognized that was included in the contract liabilities balance as of the beginning of the period	$49
Transferred to contract assets from contract liabilities recognized at the beginning of the period	7
Net change in contract liabilities	$56

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities is primarily due to recognition of revenue relating to our Eni project during the six months ended October 31, 2020.

(4) Other Current Assets

Other current assets consist of the following at October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020
	(in thousands)

Deposits	$154	$60
Other receivables	5	2
Prepaid insurance	666	124
Prepaid offering costs	102	275
Prepaid expenses- other	202	127
	$1,129	$588

(5) Property and Equipment, net

The components of property and equipment, net as of October 31, 2020 and April 30, 2020 consisted of the following:

	October 31, 2020	April 30, 2020
	(in thousands)

Equipment	$342	342
Computer equipment & software	476	486
Office furniture & equipment	339	339
Leasehold improvements	474	474
Construction in process	15	15
	$1,646	$1,656
Less: accumulated depreciation	(1,221)	(1,157)
	$425	$499

Depreciation expense was approximately $36,000 and $39,000 for the three-month periods ended October 31, 2020 and 2019, and approximately $73,000 and $77,000 for the six-month periods ended October 31, 2020 and 2019, respectively.

(6) Leases

Lessor Information

As of October 31, 2020, the Company has one lease which has been classified as an operating lease per accounting guidance contained within ASC Topic 842,” Leases”. The Company’s remaining term on this operating lease is less than 13 months. The maturity of lease payments remaining on this lease is immaterial.

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

The operating lease cash flow payments for the six months ended October 31, 2020 and 2019 was $168,000 and $159,000, respectively.

The components of lease expense in the Consolidated Statement of Operations for both the three and six months ended October 31, 2020 and 2019 was as follows:

	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019
	(in thousands)

Operating lease cost	$80	$79	$159	$159
Short-term lease cost	3	-	5	-
Total lease cost	$83	$79	$164	$159

Information related to the Company’s right-of use assets and lease liabilities as of October 31, 2020 was as follows:

October 31, 2020
(in thousands)

Operating lease:
Operating right-of-use asset, net	$1,060

Right-of-use liability- current	244
Right-of-use liability- long term	954
Total lease liability	$1,198

Weighted average remaining lease term- operating leases	3.98 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

October 31, 2020
(in thousands)

Remainder of fiscal year 2021	$168
2022	341
2023	352
2024	362
2025	184
Total future minimum lease payments	$1,407
Less imputed interest	(209)
Total	$1,198

(7) Accrued Expenses

Accrued expenses consist of the following at October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020
	(in thousands)

Project costs	$142	$48
Contract loss reserve	280	216
Employee incentive payments	526	-
Accrued salary and benefits	499	483
Legal and accounting fees	324	283
Accrued taxes payable	326	177
Other	118	146
	$2,215	$1,353

(8) Warrants

Liability Classified Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of Common Stock together with warrants to purchase up to an aggregate of 7,298 shares of Common Stock. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. As of October 31, 2020, none of the warrants have been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance. As of October 31, 2020, none of the warrants have been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. As of October 31, 2020, all of the pre-funded warrants have been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of October 31, 2020, none of the common stock warrants have been exercised.

The Company accounted for the warrants issued in connection with its June and July 2016 public offerings in accordance with the guidance in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. The warrants have a value close to zero at October 31, 2020 and April 30, 2020 and are reflected within “Warrant liabilities” in the Consolidated Balance Sheets. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.

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

The SBA allows loan forgiveness for eligible costs incurred and paid which include (a) payroll costs, (b) interest on any real or personal property mortgage prior to February 15, 2020, (c) rent on any lease in force prior to February 15, 2020, and (d) utility payments for which service began before February 15, 2020. As of October 31, 2020, the Company has utilized all of the loan proceeds. While the Company currently believes that the use of the loan proceeds will meet the conditions for forgiveness of the loan and is in the process of preparing the SBA’s forgiveness application, no assurance can be provided that the Company will obtain forgiveness of the loan, in whole or in part.

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

The Company is accruing interest expense until the loan is forgiven or repaid. If the loan were not forgiven by the SBA and the Company decided to repay the loan over 2 years, the interest expense for this loan period would be immaterial.

(10) Loan Payable

In August 2020 the Company signed a commercial premium finance agreement in the amount of $466,622 with First Insurance Funding whereas First Insurance Funding prepaid a portion of the Company insurance premiums including principally the Directors and Officers insurance. The Company will make eight monthly payments of $58,957.25, inclusive of interest charges, to repay First Insurance Funding the amount. Interest expense for the loan period is immaterial.

(11) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of October 31, 2020, no shares of preferred stock had been issued.

(12) Common Stock

On January 7, 2019, the Company entered into the 2019 ATM Facility with AGP, under which the Company may issue and sell to or through A.G.P./Alliance Global Partners, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. Since inception of the program through October 31, 2020, under the 2019 ATM Facility the Company had sold and issued an aggregate of 10,942,100 shares of its common stock with an aggregate market value of $11.1 million at an average price of $1.01 per share, including 5,689,134 shares in fiscal year 2021 with an aggregate market value of $6.4 million at an average price of $1.12 per share and paid AGP a sales commission of approximately $360,095 related to those shares. On November 20, 2020, the Company entered into a new At the Market Offering Agreement with AGP (the “2020 ATM Facility”). Under the 2020 ATM Facility, the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. In connection with the effectiveness of the 2020 ATM Facility, the 2019 ATM Facility was terminated. For more on the 2020 ATM Facility, see Note 19, Subsequent Events.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period. Through September 18, 2020, the Company has sold an aggregate of 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this common stock purchase agreement, including 5,025,000 shares in fiscal year 2021 with an aggregate market value of $2.9 million at an average price of $0.57 per share. The agreement was fully utilized and cancelled on September 18, 2020.

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit is 3,722,251 shares. Shareholder approval is needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. Through October 31, 2020, the Company has sold an aggregate of 500,000 shares of common stock with an aggregate market value of $0.6 million at an average price of $1.23 per share pursuant to this common stock purchase agreement.

(13) Treasury Shares

During each of the six months ended October 31, 2020 and 2019, no shares and 481 shares of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(14) Stock-Based Compensation

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 732,036 shares are authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of October 31, 2020, the Company has 192,777 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of October 31, 2020, there were 11,487 shares available for grant under the 2018 Inducement Plan.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. There were no options granted during the six months ended October 31, 2020 or 2019.

Performance Stock Options

In January of 2020, the Company issued 81,334 performance-based stock options to two of its executives. The awards can vest over 2 years if there is positive total shareholder return (e.g. share price increase) as measured to the 5-day (January 11-15, 2021) and (January 10-14, 2022) share price Volume Weighted Average Price (“VWAP”). The Company determined these awards contain a market- based condition and estimated the fair value using the Monte Carlo simulation model. There were 81,334 shares unvested and outstanding as of October 31, 2020.

A summary of stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2020	555,475	$3.19	9.5
Granted	-	$-
Exercised	-	$-
Cancelled/forfeited	(23,969)	$7.11
Outstanding as of October 31, 2020	531,506	$3.02	9.0
Exercisable as of October 31, 2020	60,506	$18.32	7.6

As of October 31, 2020, the total intrinsic value of both outstanding and exercisable options was approximately $301,000 and zero, respectively. As of October 31, 2020, approximately 471,000 additional options were unvested, which had an intrinsic value of $301,000 and a weighted average remaining contractual term of 9.2 years. There was approximately $187,000 and $163,000 of total recognized compensation cost related to stock options during each of the six months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, there was approximately $123,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.7 years. The Company typically issues newly authorized but unissued shares to satisfy option exercises under these plans.

Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2020, the Company granted no shares subject to service-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2020	13,513	$1.48
Granted	-	$-
Vested	-	$-
Cancelled/forfeited	-	$-
Issued and unvested at October 31, 2020	13,513	$1.48

There was approximately $10,000 and $5,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, there is $200 unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 0.1 years.

In December 2019, the Company granted 51,547 shares, subject to service-based vesting requirements, to an employee that were outside the Company stock incentive plans. There was approximately $25,000 and zero of total recognized compensation cost related to this award for the six months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, there is $5,000 unrecognized compensation cost remaining related to this award. This cost is expected to be recognized over a weighted-average period of 0.1 years.

(15) Fair Value Measurements

ASC Topic 820, “Fair Value Measurements” states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable input and minimizes the use of unobservable inputs. The following is a description of the three hierarchy levels.

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

The fair value of the Company’s warrant liabilities (refer to Note 8) is based on the Black-Scholes option pricing model which is based on Level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are the quoted price of the Company’s common stock in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life. The fair value on a recurring basis as of October 31, 2020 and April 30, 2020 was near zero.

Unrealized gains of approximately zero for the three months ended October 31, 2020 and 2019, respectively, and zero and $6,000 for the six months ended October 31, 2020 and 2019, respectively, were included within “Gain due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	October 31, 2020	October 31, 2019

Dividend rate	0.0%	0.0%
Risk-free rate	0.12% - 0.13%	1.5%
Expected life (years)	0.8 - 1.1	1.7 - 2.1
Expected volatility	139.1%	105.9%

Besides the unrealized gain in fair value, there was no other activity to the balances in warrant liabilities during the six months ended October 31, 2020 and 2019, respectively.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the six months ended October 31, 2020 and 2019.

(16) Commitments and Contingencies

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

On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand names Ocean Power Technologies, Inc. as the respondent and alleges various claims and seeks declaratory relief and permanent injunction. The demand seeks damages in the amount of $5 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. The final day of hearing occurred in Princeton, New Jersey on July 15, 2020. Post-hearing briefs were filed on September 22, 2020. As of October 31, 2020, the Company has not accrued any provision related to this matter as we believe a loss is not probable and any possible loss cannot be reasonably estimated.

Nasdaq Delisting Notification

On March 3, 2020, the Company received a notification from the Nasdaq indicating that the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days and as a result, the Company is not in compliance with the minimum bid price requirement for continued listing. The Nasdaq notice has no immediate effect on the listing or trading of the Company’s common stock. Under the Nasdaq Listing Rules, the Company has a grace period of 180 calendar days, or until August 31, 2020, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. On August 21, 2020, the Company received notification from Nasdaq that, as a result of the closing bid price of the Company’s common stock being over $1.00 for 10 consecutive trading days, the Company has regained compliance with Listing Rule 5550(a)(2) to maintain the listing of its common stock on Nasdaq and Nasdaq considers the matter closed.

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. In connection with the tax audit, the Spanish tax inspector challenged the Company’s recognition of grant funds received in 2011 to 2014 from the European Commission in connection with the Company’s Waveport project. On July 30, 2018, the inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. On August 30, 2018, the Company filed an administrative appeal of the penalty and its underlying conclusions. During the three months ended July 31, 2020, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,869.81 or approximately $331,000. The Company is appealing the decision of the Tribunal tax assessment to the Spanish National Court. Per the Company’s accounting policy, the Company recorded the additional penalty of €117,145.81 to Selling, general and administrative costs in the Statement of Operations. As of October 31, 2020 and April 30, 2020, the Company has reserved €279,869.81 (or approximately $326,000) and €162,724 (or approximately $177,000), respectively, for the penalty in Accrued expenses in the Consolidated Balance Sheets.

(17) Income Taxes

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain, as discussed above. At October 31, 2020 the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

(18) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the US and subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During each of the six months ended October 31, 2020 and 2019, the Company’s primary business operations were in North America.

(19) Subsequent Events

On November 20, 2020, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”), pursuant to which the Company may offer and sell, at its option, securities having an aggregate offering price of up to $100,000,000. On the same date, the Company entered into the 2020 ATM Facility pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50,000,000 to or through AGP, as sales agent, from time to time, in an “At The Market Offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended) of the shares. The $50,000,000 of common stock that may be offered, issued and sold under the ATM Prospectus is included in the $100,000,000 of securities that may be offered, issued and sold by us under the Base Prospectus. Shares may be sold by any method deemed to be an “At The Market Offering.” Under the 2020 ATM Facility, AGP will also be able to sell shares of common stock by any other method permitted by law, including in negotiated transactions with the Company’s prior written consent. The Company will pay AGP commissions for its services in acting as its sales agent in the sale of the shares pursuant to the sales agreement. AGP is entitled to compensation at a fixed commission rate of the aggregate gross proceeds from the sale of the shares on the Company’s behalf. The sales agreement for the 2020 ATM Facility contains representations, warranties and covenants that are customary for transactions of this type.

As of December 7, 2020 the balance of total cash, cash equivalents, and restricted cash is approximately $26.3 million mainly as a result of sales of approximately $11.9 million of the Company’s securities through its 2019 ATM Facility which occurred subsequent to October 31, 2020.

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

Business Update Regarding COVID-19

The current COVID-19 pandemic has presented substantial health and economic risks, uncertainties and challenges to our business, the global economy and financial markets. It is not currently possible to predict how long the pandemic will last or the time it will take for economies to return to prior levels. The extent to which COVID-19 impacts our business, operations, financial results and financial condition, and those of our suppliers and customers will depend on future developments which are highly uncertain and cannot be predicted with certainty or clarity, including the duration and continuing severity of the outbreak and additional government actions to contain COVID-19. The volatility caused in the stock markets by the pandemic may make it difficult for the Company to raise capital. In March 2020, one of the Company’s customers cancelled a portion of their contract due to the outbreak of COVID-19 and instead extended an existing lease. In April 2020, the Company declared force majeure on a contract with a different customer and delayed the deployment of its PB3 PowerBouy® in Chile from April 2020 to December 2020 due to travel restrictions imposed by the U.S. and Chile. For additional information on various uncertainties and risks posed by the COVID-19 pandemic, see Part II, Item 1A “Risk Factors” of this report.

As a result of the COVID-19 pandemic, in March 2020, the Company put in place a number of protective measures. These measures included the canceling of all non-critical travel, requesting that employees limit non-essential personal travel, eliminating all but essential third-party access to our facilities, enhancing our facility janitorial and sanitary procedures, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, and providing staggered shifts and social distancing measures for those employees associated with production operations. As of June 2020, the Company reoccupied its facilities although individuals can work from home if necessary.

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

Overview

We believe that we are a marine power solutions provider. We control the design, manufacture, sales, installation, operations and maintenance of our products and solutions while working closely with partners that provide payloads, integration services, and marine installation capabilities. We believe our solutions provide persistent and reliable distributed offshore power along with communications for remote surface and subsea applications. Our mission and purpose are to utilize our proprietary, state-of-the-art technologies to enhance the environment by reducing the global carbon footprint through clean and renewable solutions for reliable electrical power and, in so doing, drive demand for our products and services.

We also continue to develop and commercialize our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves for our PB3 PowerBuoy®, and solar power for our newest product, the hybrid PowerBuoy®. The PB3 PowerBuoy® uses proprietary technologies that convert the kinetic energy created by the heaving motion of ocean waves into electricity. Based on feedback from our current customers, discussions with potential future customers in the offshore oil and gas, defense and security, science and research, and communications, as well as government applications in fishery protection, together with our market research and publicly available data, we believe that numerous markets have a direct need for our solutions. While our recent projects have been in the oil and gas industry, we believe there is an increasing need for our products and solutions in areas such as fishery protection, offshore windfarm support, marine surveillance, and ocean-based science and research applications. We believe that having demonstrated the capability of our solutions, we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable and persistent power and communications, either by supplying electric power to payloads that are integrated directly with our product or located in its vicinity, such as on the seabed and in the water column. We believe we are the leader in offshore autonomous ocean wave power conversion technology which provides renewable power for offshore operations that were previously difficult to decarbonize.

Our achievements during the first six months of fiscal 2021 included the Company’s continued work on Enel Green Power (“EGP”) and Eni S.p.A. (“Eni”) projects. In October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology, Inc. (“ACET”) to conduct a feasibility study for the evaluation of a PB3 PowerBuoy® power and 5G communications solution in support of the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”). In June 2020, the Company signed a memorandum of understanding with Mackay Marine (a division of Mackay Communications) to develop a Marine Surveillance Solution.

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

Our Products and Solutions

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

hybrid PowerBuoy®

The Company has created a hybrid PowerBuoy® that is a solar powered and liquid-fueled surface buoy, compared to the wave power generating PB3. The hybrid is powered primarily by solar panels with a liquid-fueled Stirling engine to provide back-up power and is capable of providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product is complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater product integration within each customer project. It is primarily intended for shorter term deployment applications such as electric remotely operated vehicle (“eROV” or “ROV”) and autonomous underwater vehicle (“AUV”) inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid is anticipated to be quickly deployable and cost-effective solution. The design has a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. The hybrid generates power from both an array of solar panels and an efficient, clean burning 1kW Stirling engine fueled by liquid propane (or biofuel for Generation 2). This energy is stored in onboard batteries which power the aforementioned subsea and topside payloads. The Company has designed the hybrid with a Stirling engine system to outperform traditional diesel buoys, which we believe have more frequent service and refueling intervals and higher carbon intensities. We believe the hybrid will be able to operate over a broader range of temperature and ocean wave conditions than existing diesel buoys.

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

Marine Surveillance Solution

Our Marine Surveillance Solution payload consists of a high definition radar, gyro-stabilized high definition optical and thermal imaging cameras, vessel automatic identification system (AIS) detection, and integrated command and control software, paired with our autonomous PB3 PowerBuoy® or hybrid PowerBuoy® as a power and communications platform. Capabilities include 24/7 vessel tracking – including dark vessel detection, which refers to ships that operate primarily at nighttime which do not broadcast an AIS signal – automatic radar plotting, automated vessel warnings, and high definition optical and thermal video surveillance capable of providing evidentiary backup of activity to aid in prosecution.

Data from our Marine Surveillance Solution is transmitted to shore-based command stations via Wi-Fi, cellular, and/or satellite systems, depending upon location. Surveillance data can be integrated with readily available marine monitoring software to provide command and control features of a multi-buoy surveillance network. The data can also be integrated with satellite, terrestrial, and other data feeds to form a detailed surface and subsea picture of a monitored area.

A single Marine Surveillance Solution can monitor more than 1,600 square nautical miles of ocean territory on a permanent or temporary basis, with the ability to seamlessly link multiple surveillance assets together over large ocean areas giving end-users visibility into potentially damaging environmental or illegal activities. Customized solutions are also available including the addition of subsea sensors to monitor for acoustic signatures, tsunami, and water quality.

Commercial Activities

We continue to seek new strategic relationships, and further develop our existing partnerships, with other companies that have developed or are developing in-ocean applications requiring, and services supporting a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs.

The table below shows the percentage of customer revenues that accounted for at least 10% of our consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019

Eni S.p.A.	61%	23%	34%	19%
Premier Oil UK Limited	0%	13%	9%	30%
EGP	36%	47%	55%	24%
U.S. Navy	0%	10%	0%	17%
Other	3%	7%	2%	10%
	100%	100%	100%	100%

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

Customers

●	In November 2020, the Company entered into an agreement with the Offshore Operators Committee (“OOC”) under which the Company will provide engineering and technical services for a new project under the DeepStar Global Technology Consortium Program

●	In October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology, Inc. to conduct a feasibility study for the evaluation of a PB3 PowerBuoy® power and 5G communications solution in support of the U.S. Navy’s Naval Postgraduate School’s SLAMR.

●	In March 2020, Eni exercised their option from the March 2018 contract to extend their lease of the PB3 for an additional 18 months. The initial provision in the March 2018 agreement provided for a minimum 24-month contract that included an 18-month PB3 lease and associated project management. In November 2020, Eni retrieved the PB3 and returned it to shore due to a mooring issue. The Company will be working with Eni to address a variety of possible next steps with the contract.

●	In September 2019, we entered into two contracts with subsidiaries of EGP which include the sale of a PB3 PowerBuoy® and the development and supply of a turn-key integrated Open Sea Lab that will be the Company’s first deployment off the coast of Chile. Due to the COVID-19 pandemic, the Company declared force majeure in April 2020. In June 2020 the Company signed a contract amendment to delay the deployment of its PB3 PowerBouy® in Chile from May 2020 to September 2020 due to travel restrictions imposed by the U.S. and Chile in response to COVID-19 pandemic. In October 2020 the Company signed another contract amendment to delay the deployment of its PB3 PowerBouy® in Chile from September 2020 to December 2020 due to travel restrictions imposed by the U.S. and Chile in response to COVID-19 pandemic. The contract is a result of a detailed feasibility study of the PowerBuoy® as an offshore autonomous platform hosting oceanographic sensor systems conducted in September 2018.

●	In April 2019, we entered into an agreement with a leading oil and gas operator to conduct a detailed feasibility study of using the Company’s technology to monitor subsea wells.

●	In February 2019, we entered into a contract with the U.S. Navy to carry out the first phase of a project to design and develop a buoy mooring system which incorporates fiber optics for the transmission of subsea sensor data to airplanes, ships, and satellites.

●	In June 2018, we entered into a contract with Premier Oil Plc. (“PMO”) for the lease of a PB3 to be deployed in one of PMO’s offshore fields in the North Sea. In March 2020, after the several months at sea the PB3 was decommissioned and returned to New Jersey for evaluation and refurbishment to prepare for another deployment.

Partnerships

●	In June 2020, we signed a memorandum of understanding with Mackay Marine, a division of Mackay Communications, Inc., to further optimize our Marine Surveillance System payload for both the PB3 and hybrid PowerBuoy®. Mackay Marine manufacturers and supplies a wide variety of technically advanced equipment for commercial, military, and personal marine applications.

●	In February 2020, we signed a letter of intent with Taiwan-based BAP Precision, Inc. (“BAP”) to provide PowerBuoy® joint surveillance solutions for government agency contract pursuits for policing territorial waters.

●	In May 2019, we signed a memorandum of understanding with Modus Seabed Intervention Ltd. (“Modus”). for the purpose of developing and delivering commercial market solutions that offer a step-change in innovation and market value against conventional methodologies, specifically through development and marketing of a combined Hybrid AUV charging station which will be able to utilize the PowerBuoy® system for topside charging and communications.

●	In April 2019, we signed a memorandum of understanding with Acteon Field Life Service Ltd. (“Acteon”) to develop, explore and exploit mutual opportunities in the global oil and gas and renewable markets.

●	In January 2019, we entered into a Joint System Solution Development and Marketing Agreement with Saab Seaeye Ltd. (“Saab”). The agreement anticipates a preliminary focus on AUV and eROV charging and communications systems.

Business Strategy

In fiscal 2021, we have continued progress in marketing our products and solutions. We have made progress in transitioning from R&D to a commercialization focus with SELL, BUILD, SHIP as our motto and we intend to build on our success by implementing processes and solutions that cover the entire life cycle, from demand generation to close of contract, and from channel strategies to customer care.

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

We believe this is an accurate depiction of the overall sales cycle for new technology in each of our target markets, including our products and solutions. Cycle times for each step of the sales cycle will vary depending on several customer factors, including, but not limited to, technical evaluation, project priorities, project funding approval process, and alignment of new technology integration with the customer’s broader operational strategy. We believe that potential demand, vis-à-vis specific application proposal requests, is indicative of significant progress in our commercialization strategy. We believe in the potential for growth as a result of our positioning for higher volume production of our products and solutions and their initial indications of demand for our products and solutions in multiple customer applications.

We continue to commercialize our products and solutions for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions sales or leases incorporating our products and services. We believe our PB3, hybrid PowerBuoys® and our subsea battery solutions, as well as our Marine Surveillance Solution are well suited to enable many unmanned, autonomous (non-grid connected) offshore applications, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform and subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions as sales and leases within our selected markets, and we intend to sell and lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life-cycle. We also intend to pursue turn-key projects where we take on a prime contractor role to capture broader revenue opportunities while ensuring that solutions effectively address customer needs. We continue to increase our commercial capabilities through new hires in sales and application support, and through engagement of expert market consultants in various geographies.

●	Expand customer system solution offerings through new complimentary products that enable shorter and more cost-efficient deployments. We completed the design and construction of the hybrid PowerBuoy® in 2020. This product builds on our existing expertise in offshore power systems. The hybrid PowerBuoy® is a solar powered buoy with a liquid-fueled Stirling engine as backup. The hybrid is to be highly complementary to the PB3 PowerBuoy® by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater system integration within each customer project. The hybrid is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The Company has also developed a subsea battery system that is complimentary to the Company’s PowerBuoy® products. The subsea battery system offers the possibility of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems contain lithium ion batteries, which provide high power density to supply power to subsea equipment, sensors, communications, and recharging of AUVs and eROV. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be safe, high performance, cost-efficient, and quickly deployable.

●	Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts on parts of North and South America, Europe, Asia and Western Africa. We believe that each of these areas has demand for our solutions, sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development. We have opened an office in Houston, Texas to further support our customers and strengthen our dialogue with our solution partners.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing a new product. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We believe that offering a turn-key solution, and not just power, is key to securing long term success. We have formed such a relationship with several well-known groups, including Mackay, BAP, Modus, Saab and Acteon. We continue to seek other opportunities to collaborate with application experts from within our selected markets.

●	Outsourcing of fabrication, deployment and service support. We outsource all fabrication, anchoring, mooring, cabling supply, and in most cases deployment of our products and solutions in order to minimize our capital requirements as we scale our business. Our PTO is a proprietary subsystem and is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies to ensure a cost-effective offering by leveraging a larger more established supply base. We also continue to seek strategic partnerships with regard to servicing of our products and solutions.

●	Cost reduction and solution development. Our engineering efforts are mainly focused on addressing customer solutions; product and solution sales; reducing costs associated with production, installation and product life-cycle costs; and improving the energy output, reliability, maintenance interval and expected operating life of our products and solutions. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe we will be able to address new applications by developing new payloads and solutions that address customer needs.

Capital Raises

On January 7, 2019, the Company entered into the 2019 ATM Facility with AGP under which the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25 million. Since inception of the program through October 31, 2020, under the 2019 ATM Facility, the Company sold and issued 10,942,100 shares of its common stock with an aggregate market value of $11.1 million at an average price of $1.01 per share, including 5,689,134 shares in fiscal year 2021 with an aggregate market value of $6.4 million at an average price of $1.12 per share and paid AGP a sales commission of approximately $360,095 related to those shares. On November 20, 2020, the Company entered into a new At the Market Offering Agreement with AGP (the “2020 ATM Facility”). Under the 2020 ATM Facility, the Company may issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. In connection with the effectiveness of the 2020 ATM Facility, the 2019 ATM Facility was terminated. For more on the 2020 ATM Facility, see Note 19, Subsequent Events.

On October 24, 2019, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period. Through September 18, 2020, the Company has sold 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this common stock purchase agreement, including 5,025,000 shares in fiscal year 2021 with an aggregate market value of $2.9 million at an average price of $0.57 per share. The agreement was fully utilized and cancelled on September 18, 2020.

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over a 30-month period that does not exceed 19.99% of the outstanding common stock on the date of the agreement. The number of shares the Company could issue within the 19.99% limit is 3,722,251 shares. Shareholder approval is needed for sale of common stock over the 19.99% limit of the outstanding common stock on the date of the agreement. Through October 31, 2020, the Company has sold an aggregate of 500,000 shares of common stock with an aggregate market value of $0.6 million at an average price of $1.23 per share pursuant to this common stock purchase agreement.

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

Backlog

As of October 31, 2020, the Company’s backlog was $0.8 million. As of April 30, 2020, backlog was $1.0 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenue is recognized using the input method used to measure completion over time of customer contracts, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $226.5 million at October 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Based on the Company’s current cash, cash equivalents and restricted cash balances, and its ability to raise additional equity under facilities currently in place, the Company believes that it will be able to finance its capital requirements and operations for at least the next 12 months. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2020. There were no material changes in our critical accounting estimates or accounting policies during the six months ended October 31, 2020.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For each of the six month periods ended October 31, 2020 and 2019, all of the Company’s contracts were classified as firm fixed price.

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2020 and 2019.

	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019
	(in thousands)

Eni S.p.A.	$72	$47	$99	$76
Premier Oil UK Limited	-	26	27	121
EGP	42	96	157	96
U.S. Navy	-	20	-	72
Other	4	15	4	41
	$118	$204	$287	$406

We currently focus our sales and marketing efforts on parts of North and South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 2020 and 2019.

	Six months ended October 31,
Customer Location	2020	2019

Europe	44%	59%
South America	55%	24%
North America	1%	17%
	100%	100%

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated accounts had a balance of $0.3 million as of October 31, 2020 and $0.6 million as of October 31, 2019, compared to our total cash, cash equivalents and restricted cash balances of $15.8 million as of October 31, 2020 and $11.4 million as of October 31, 2019. These foreign currency balances are translated each month and to our functional currency, the US dollar, and any resulting gain or loss is recognized in our results of operations.

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

Three months ended October 31, 2020 compared to the three months ended October 31, 2019

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2020 and 2019.

			% change
	Three months ended October 31,		2020 period to
	2020	2019	2019 period
	(in thousands)

Revenues	$118	$204	-42%
Cost of revenues	216	288	-25%
Gross loss	(98)	(84)
Operating expenses:
Engineering and product development costs	1,063	1,309	-19%
Selling, general and administrative costs	1,841	1,838	0%
Total operating expenses	2,904	3,147
Operating loss	(3,002)	(3,231)
Interest income, net	8	32	-75%
Other expense	(33)	-	-100%
Foreign exchange gain	3	10	-70%
Net loss	$(3,024)	$(3,189)	-5%

Revenues

Revenues for the three months ended October 31, 2020 and 2019 were $0.1 million and $0.2 million, respectively. The decrease of $0.1 million of revenue for the three months ended October 31, 2020 was primarily due to lower revenue derived from our EGP project while the same period in the prior year included revenue from projects with Premier Oil and U.S. Navy.

Cost of revenues

Cost of revenues for the three months ended October 31, 2020 and 2019 were $0.2 million and $0.3 million, respectively. The decrease of $0.1 million in cost of revenue is due to more costs incurred on our Premier Oil project in the prior year.

Engineering and product development costs

Engineering and product development costs for the three months ended October 31, 2020 and 2019 were $1.1 million and $1.3 million, respectively. The decrease of approximately $0.2 million is the result of lower spending on new product development projects as compared to the same period in fiscal 2020.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended October 31, 2020 and 2019 were $1.8 million and $1.8 million, respectively. Spending was essentially flat compared to the same period in prior period and related primarily to employee related costs, professional fees and selling and marketing costs.

Interest income, net

Interest income, net during the three months ended October 31, 2020 was $8,000, compared to $32,000 during the three months ended October 31, 2019. The decrease of $24,000 is due to a lower interest rate earned on investments in the three months ended October 31, 2020 as compared to the three months ended October 31, 2019.

Foreign exchange gain/(loss)

Foreign exchange gain during the three months ended October 31, 2020 was $3,000 compared to a foreign exchange gain of $10,000 during the three months ended October 31, 2019. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Six months ended October 31, 2020 compared to the six months ended October 31, 2019

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2020 and 2019.

			% change
	Six months ended October 31,		2020 period to
	2020	2019	2019 period
	(in thousands)

Revenues	$287	$406	-29%
Cost of revenues	550	655	-16%
Gross loss	(263)	(249)
Operating expenses:
Engineering and product development costs	2,315	2,507	-8%
Selling, general and administrative costs	3,828	3,534	8%
Total operating expenses	6,143	6,041
Operating loss	(6,406)	(6,290)
Gain due to the change in fair value of warrant liabilities	-	6	-100%
Interest income, net	20	74	-73%
Other expense, net	(33)	-	-100%
Foreign exchange gain/(loss)	10	(4)	-350%
Net loss	$(6,409)	$(6,214)	3%

Revenues

Revenues for the six months ended October 31, 2020 and 2019 were $0.3 million and $0.4 million, respectively. The decrease of $0.1 million of revenue for the six months ended October 31, 2020 was primarily due to lower revenue derived from projects with Premier Oil and U.S. Navy.

Cost of revenues

Cost of revenues for the six months ended October 31, 2020 and 2019 were $0.6 million and $0.7 million, respectively. The decrease of $0.1 million in cost of revenue is due to more costs incurred on our Premier Oil and U.S. Navy projects in the prior year mostly offset by costs incurred on our EGP project in the current year.

Engineering and product development costs

Engineering and product development costs for the six months ended October 31, 2020 and 2019 were $2.3 million and $2.5 million, respectively. The decrease of approximately $0.2 million is the result of lower spending on new product development projects as compared to the same period in the prior year.

Selling, general and administrative costs

Selling, general and administrative costs for the six months ended October 31, 2020 and 2019 were $3.8 million and $3.5 million, respectively. The increase compared to the same period in the prior year is due mainly to higher employee related costs of $0.2 million and an increase in the estimated penalty payment of $0.2 million relating to the Spanish tax audit partly offset by lower spending on other general and administrative costs of $0.1 million.

Gain due to the change in fair value of warrant liabilities

The change in fair value of warrant liabilities during the six months ended October 31, 2020 was zero versus an unrealized gain of $6,000 for the six months ended October 31, 2019.

Interest income, net

Interest income, net during the six months ended October 31, 2020 was $20,000 as compared to $74,000 during the six months ended October 31, 2019. The decrease of $54,000 is due to a lower interest rate earned on investments in the six months ended October 31, 2020 as compared to the six months ended October 31, 2019.

Foreign exchange gain/(loss)

Foreign exchange gain during the six months ended October 31, 2020 was $10,000 compared to a foreign exchange loss of $4,000 during the six months ended October 31, 2019. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the US dollar during the two periods.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $6.4 million and $6.2 million for the six months ended October 31, 2020 and 2019, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the six months ended October 31, 2020, net cash flows used in operating activities was $5.7 million, a decrease of $0.7 million compared to net cash used by investing activities during the six months ended October 31, 2019. This decrease is mainly the result of lower cash spending on customer projects and product development costs in the six months ended October 31, 2020 as compared to the same period in the prior fiscal year.

Net cash used in investing activities

Net cash used in investing activities during the six months ended October 31, 2020 was zero, a decrease of $41,000 compared to net cash used by investing activities during the six months ended October 31, 2019. The decrease in net cash used in investing activities was due to lower spending on the purchase of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2020 was approximately $10.7 million compared to net cash provided by financing activities during the six months ended October 31, 2019 of $0.7 million. The increase in net cash provided by financing activities during the six months ended October 31, 2020 is primarily due to more proceeds from capital raises of $8.7 million, $0.9 million received from the PPP loan and $0.4 million in a financing loan payable.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of $27,000 in the six months ended October 31, 2020 and a decrease of $5,000 in the six months ended for October 31, 2019. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $226.5 million at October 31, 2020. As of October 31, 2020, based in part on our equity raises, the Company had approximately $15.8 million in cash, cash equivalents and restricted cash on hand. Based on the Company’s current cash, cash equivalents and restricted cash balances, and its ability to raise additional equity under facilities currently in place, the Company believes that it will be able to finance its capital requirements and operations for at least the next 12 months. Among other things, the Company is currently evaluating a variety of different financing alternatives and we expect to continue to fund our business with sales of our securities and through generating revenue with customers. These conditions raise substantial doubt about our ability to continue as a going concern.

We expect to devote substantial resources to continue our development efforts of our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of the PowerBuoys®. Our future capital requirements will depend on a number of factors, including but not limited to:

●	the impact of COVID-19 pandemic on our business, operations, customers, suppliers and manufacturers;

●	our ability to commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	our ability to continue as a going concern;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture commercially viable products;

●	our ability to successfully develop and market new products and solutions, such as the subsea battery and Marine Surveillance Solutions;

●	that we will be successful in our efforts to commercialize our products or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our products and solutions;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our ability to improve the power output, survivability and reliability of our products;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	the reliability of our technology and our products and solutions;

●	our ability to improve the power output, survivability and reliability of our products;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	our ability to raise capital through our current equity facilities;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2020 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial statements have been prepared assuming we will continue as a going concern. Due to the significant product development costs associated with our business and operations, we have experienced substantial and recurring losses from operations, which have contributed to an accumulated deficit of $226.5 million as of October 31, 2020. As of October 31, 2020, based in part on our equity raises, the Company had approximately $15.8 million in cash, cash equivalents and restricted cash on hand. Based on the Company’s current cash, cash equivalents and restricted cash balances, and its ability to raise additional equity under facilities currently in place, the Company believes that it will be able to finance its capital requirements and operations for at least the next 12 months.

We continue to experience operating losses and currently have only two revenue producing contracts. During fiscal 2020, our net burn rate (cash used in operations less cash generated by operations) including engineering and product development spending was approximately $0.9 million per month.

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

We have incurred net losses since we began operations in 1994, including net losses of $6.4 million during the first six months of fiscal year 2021 and $10.4 million in fiscal year 2020. As of October 31, 2020, we had an accumulated deficit of $226.5 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

As a result of the changes in work protocols, as well as related pandemic fears, quarantines and market downturns, we may experience impacts from changes in customer behavior. Our business is dependent upon the willingness and ability of our customers to conduct transactions, as well as the ability of customers to meet existing payment or other obligations. The spread of COVID-19 has caused severe disruptions in the worldwide economy, which has in turn disrupted the business, activities, and operations of our business and operations, as well as that of our customers. For example, our employees have been unable to travel to Chile to perform final testing and assembly of our PB3 PowerBuoy® for EGP. Due to the COVID-19 pandemic, the Company declared force majeure in April 2020. Due to travel restrictions imposed by the U.S. and Chile the Company has delayed the deployment of its PB3 PowerBouy® in Chile from April 2020 to December 2020.

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

On October 24, 2019, we issued to Aspire Capital 194,805 shares of common stock as a commitment fee pursuant to the terms of a common stock purchase agreement dated October 24, 2019. As of September 18, 2020, we have sold 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this agreement with Aspire Capital. This agreement was fully utilized and cancelled on September 18, 2020.

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital. Through October 31, 2020, the Company has sold an aggregate of 500,000 shares of common stock with an aggregate market value of $0.6 million at an average price of $1.23 per share pursuant to this common stock purchase agreement.

The following table details the Company’s share repurchases during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

August 1 - August 31	-	$-	-	-
September 1 - September 30	-	$-	-	-
October 1 - October 31	-	$-	-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBIT INDEX

4.1		Registration Rights Agreement, dated September 18, 2020 between Ocean Power Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).

10.1		Common Stock Purchase Agreement, dated September 18, 2020, between Ocean Power Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).

10.2		Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – October 31, 2020 (unaudited) and April 30, 2019, (ii) Consolidated Statements of Operations (unaudited) – three and six months ended October 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and six months ended October 31, 2020 and 2019, (iv) Consolidated Statement of Stockholders’ Equity (unaudited) – three and six months ended October 31, 2020 and 2019 (v) Consolidated Statements of Cash Flows (unaudited) –six months ended October 31, 2020 and 2019, (vi) Notes to Consolidated Financial Statements.**

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

Ocean Power Technologies, Inc.
(Registrant)

Date: December 7, 2020		/s/ George H. Kirby III
	By:	George H. Kirby III
President and Chief Executive Officer

Date: December 7, 2020		/s/ Matthew T. Shafer
	By:	Matthew T. Shafer
Chief Financial Officer

