Form 10-K
period 2021-04-30
Ocean Power Technologies, Inc.
filed 2021-07-19
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-33417

Ocean Power Technologies, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	22-2535818 (I.R.S. Employer Identification No.)

28 ENGELHARD DRIVE, SUITE B

MONROE TOWNSHIP, NJ 08831

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (609) 730-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001	NYSE American

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

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $40.8 million based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock as of July 15, 2021 was 52,458,011.

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

Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year. References to fiscal 2021 are to the fiscal year ended April 30, 2021. When the term “twelve month ended” is used, this is synonymous with “fiscal year ended.”

Unless the context indicates otherwise, the terms “Company,” “Ocean Power Technologies,” “OPT,” “we,” “our” or “us” as used herein refers to Ocean Power Technologies Inc. and its subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Overview

We are a marine power equipment, data solutions and service provider. We control the design, manufacture, sales, installation, operations and maintenance of our solutions and services while working closely with commercial, technical, and other development partners that provide software, controls, mechatronics, sensors, integration services, and marine installation services. We believe our renewable autonomous ocean solutions deliver power and data collection, analysis and communication in remote ocean environments, allowing users to gather actionable intelligence with their ocean jurisdictions. Our mission and purpose are to provide intelligent maritime solutions and services that enable safer and more productive ocean operations for the defense and security, offshore oil and gas, science and research, and offshore wind markets. We achieve this through our proprietary, state-of-the-art technologies that are at the core of our clean and renewable energy platforms upon which we offer our solutions and services.

We continue to develop and commercialize our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves for our PowerBuoy® (“PB3”), and solar power for our hybrid PowerBuoy® (the “hybrid”). The PB3 uses proprietary technologies that convert the kinetic energy created by the heaving motion of ocean waves into electricity. Our strategy includes developing complete solutions and services, including cloud-based delivery systems for ocean data and predictive analytics to provide actionable intelligence for our clients. Based on feedback from our current customers, discussions with potential customers in the defense and security, offshore oil and gas, science and research, and offshore wind markets, as well as government applications in fishery protection and protected marine areas, together with our market research and publicly available data, we believe that numerous markets have a direct need for our solutions. Our recent projects have been in the offshore oil and gas and science and research industries. We believe there is an increasing need for our products and services in areas such as fishery protection, offshore windfarm support, and maritime domain awareness applications. We believe that having demonstrated the capability of our solutions, we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable, and persistent power and communications, either by supplying electric power to payloads that are integrated directly with our product or located in its vicinity, such as on the seabed and in the water column. We believe we are the leader in offshore autonomous ocean wave power conversion technology which provides renewable power for offshore operations that were previously logistically problematic and difficult to decarbonize.

We are continuing to build upon our mission of connecting the oceans with those who operate and manager the resource in the environment. We do this through our solution offerings, that are based on our proprietary renewable power platforms and engineering skills. Our solutions focus on three major services areas, Data as a Service, supported and enabled by Power as a Service, and underpinned by our Strategic Consulting Services, which we expanded with the acquisition of 3dent Technology, LLC (“3Dent”), in February 2021. Over the course of fiscal 2022, we intend to continue to grow our service sectors and develop, evolve, and strengthen our solutions.

Our Power as a Service segment delivers value to customers by utilizing our managed power platforms, such as the PB3 PowerBuoy® or hybrid PowerBuoy®, and subsea battery for topside and subsea power applications. Our focus for this segment is on bringing autonomous clean power to our customers wherever it is required. On our project with Eni S.p.A. (“Eni”), we utilized our PB3 PowerBuoy®, which operated in the Adriatic Sea for over 600 days of continuous operation as part of Eni’s resident autonomous underwater vehicle (“AUV”) feasibility studies. During commercial operations, an AUV would remain on site to perform various inspection, maintenance, and repair tasks. As demonstrated during our project with Eni, our Power solutions generated sufficient power that could, with client assets extend missions for longer durations.

Our Data as a Service segment is an evolution of the work we did for Premium Oil (now known as Harbour Energy) in the North Sea in 2019. Since then, we have been developing a Maritime Domain Awareness solution (“MDA-S” or “MDA”) to introduce edge computing and artificial intelligence modules that can be delivered to customers via cyber secure cloud environments.

Our Strategic Consulting Services, materially strengthened by the acquired 3Dent team, focus on delivering value to our customers in the areas of ocean engineering, structural and dynamic analysis, Front End Engineering and Design (“FEED”) studies, and motion simulation. These services can be delivered as part of our broader Power and/or Data as a Service utilizing our solutions or on a standalone basis. In the near term, we are focusing on increasing our market share in the floating offshore wind market and the broader floating foundation design market, as well as our business with offshore oil and gas customers.

Throughout FY21 we delivered several transactions and projects laying the foundations for our growth in FY22. In February 2021, the Company acquired all the outstanding equity interest of 3Dent, a company based in Houston, Texas, that offers offshore engineering and design services that are complementary to our technology and products and strengthen our Strategic Consulting Services.

In November 2020, the Company entered into an agreement with the Offshore Operators Committee (“OOC”) under which the Company will provide engineering and technical services for a new project under the DeepStar Global Technology Consortium Program. This forms part of our Power as a Service offering.

In October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology, Inc. (“ACET”) to conduct a feasibility study for the evaluation of a PB3 power and 5G communications solution in support of the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”). This forms part of our Data as a Service division.

We also strengthened our balance sheet by raising over $81.0 million of cash through At the Market (“ATM”) and equity line of credit (“ELOC”) programs with Alliance Group Partners (“AGP”) and Aspire Capital (“Aspire”).

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware.

Our Solutions and Power Generating Platform Services

PB3 PowerBuoy®

The PB3 generates electricity by harnessing the renewable energy of ocean waves. The PB3 features a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal name-plated capacity rating of up to 3 kilowatts (“kW”)of peak power during recharging of the onboard batteries. Power generation is deployment-site dependent. Our standard energy storage system (“ESS”) has an energy capacity of up to a nominal 150 kW-hours to meet specific application requirements.

The PB3 is designed to generate power for use independent of the power grid in remote offshore locations. The hull consists of a main spar structure loosely moored to the seabed and surrounded by a floating annular structure that can freely move up and down in response to the passage of the waves. The PTO system includes a mechanical actuating system, an electrical generator, a power electronics system, our control system, and our ESS which is sealed within the hull. As ocean waves pass the PB3, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is collected within an ESS. The operation of the PB3 is controlled by our customized, proprietary control system.

The control system uses sensors and an onboard computer to continuously monitor the PB3 subsystems. We believe that this ability to optimize and manage the electric power output of the PB3 is a significant advantage of our technology. In the event of large storm waves, the control system automatically locks the PB3, and electricity generation is suspended. However, the load center (either the on-board payload or one in the vicinity of the PB3) may continue to receive power from the ESS. When wave heights return to normal operating conditions, the control system automatically unlocks the PB3 and electricity generation and ESS replenishment recommences. This safety feature helps to prevent the PB3 from being damaged by storms.

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

We believe that using wave energy for electricity generation has the following potential benefits, compared to existing incumbent solutions.

●	Scalability within a small site area. Due to the dense energy in ocean waves, we believe that the electricity may be aggregated to supply larger payloads, as a result, for example, of multiple PB3 which are placed in an array, occupying a relatively small area. We believe the array of a larger number of PB3 could offer end users a variety of advantages in availability, reliability and scalability.

●	Predictability. The generation of power from wave energy can be forecasted several days in advance. Available wave energy can be calculated with a high degree of accuracy based on satellite images and meteorological data, even when the wave field is hundreds of miles away and days from reaching a PB3. Therefore, we believe end-users relying on PB3 for power may be able to proactively plan their logistics, payload scheduling and other operational activities based on such data,

●	Constant source of energy. The annual occurrence of waves at specific sites can be relatively persistent and defined with relatively high accuracy. Based on our studies and analyses of various sites of interest, we believe that we will be able to deploy our PB3 in locations where the waves could produce usable electricity for most of the year.

Based on our market research and publicly available data, including but not limited to the U.S. Department of Energy (“DOE”) 2019 Powering the Blue Economy Report, the Westwood Energy World ROV Operations Forecast 2019-2023, and the World Bank Database, we believe that numerous markets may have a direct need for our PB3 including defense and security, offshore oil and gas, science and research, and offshore wind, as well as government applications in fishery protection and marine protected areas. Depending on payload power requirements, sensor types and other considerations, we have found that our PB3 could satisfy several application requirements within these markets. We believe that the PB3 can generates sufficient power to meet the requirements of many potential customer applications within our target markets, and that the hybrid could provide ample power in geographies where wave conditions may not be sufficient to allow the PB3 to generate sufficient power.

hybrid PowerBuoy®

The Company has product launched a hybrid PowerBuoy® that is a solar powered surface buoy, compared to the wave power generating PB3. The hybrid PowerBuoy® is powered primarily through solar panels with an efficient and clean burning external combustion Stirling engine to provide back-up power and is capable of providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product is complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater product integration within each customer project. It is primarily intended for shorter term deployment applications, such as electric remotely operated vehicle (“eROV”) and autonomous underwater vehicle (“AUV”) inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The hybrid can be quickly deployed and offers customers a cost-effective solution. The design has a high payload capacity for communications and surveillance, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. The hybrid generates power from both an array of solar panels and an efficient, clean burning 1 kW Stirling engine fueled by liquid propane. This energy is stored in onboard batteries which power subsea and topside payloads. The Company has designed the hybrid with a Stirling engine backup system to outperform traditional diesel buoys, which we believe have more frequent service and refueling intervals and higher carbon intensities. We believe the hybrid will be able to operate over a broad range of temperature and ocean wave conditions.

The towable, boat-shaped hull design of the hybrid is appropriate for deployment throughout the world. Power is generated independent of wave activity, making it a good solution for providing power through extreme weather and in heaving seas, or in calm, low wave environments and is complimentary to the PB3.

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

The hybrid is configured with a nominal 30 kW-hours of battery energy storage and approximately 1 megawatt-hour (“MWh”) of stored energy in the propane system. While the batteries are primarily charged through solar power generation, the propane powered Stirling engine system on the hybrid can be considered reserve energy storage, with propane having a much higher energy storage density than lithium-ion batteries. It can be utilized when needed based on load demand and will provide approximately 1 MWh of stored energy capacity. We believe that this amount of stored energy offers an attractive local, autonomous energy solution for clients in a range of industries, including but not limited to offshore oil and gas and marine observation, particularly for shorter term deployments.

Subsea Battery

We have product launched a subsea battery that is complementary to both of our PB3 and hybrid products and can be deployed together with our PowerBuoys® or on its own. It offers customers the option of placing additional modular and expandable energy storage on the seabed near existing or to be installed subsea equipment. Our lithium-ion subsea batteries supply power that can enable subsea equipment, sensors, communications and AUV and eROV recharge. Our PB3 and hybrid are complimentary to the subsea batteries by providing a means for recharging during longer term deployments, or the batteries can be used independently for shorter term deployments.

The subsea battery has been designed to provide continuous and/or short-term power supply from its integrated energy storage system, enabling us to supply into a range of industries and applications, from backup power to critical subsea infrastructure to continuous operation of subsea equipment, such as electric valves. The base design of the subsea battery has a nominal 100 kW-hours of energy storage. The subsea battery can be transported over land to the deployment port using conventional transportation methods. Once at port, the subsea battery can be lifted onboard a vessel using a readily available crane of appropriate capacity. The battery can then be carried aboard a vessel to its offshore location and craned into the water at site. It comes installed on a ready deployable subsea skid suitable for installation on the seabed. The subsea battery can be integrated into other subsea equipment on land prior to deployment. The battery is then connected to the other components on the seabed with the use of an eROV.

Maritime Domain Awareness Solution

The International Maritime Organization defines Maritime Domain Awareness as the effective understanding of any activity that could impact upon the security, safety, economy, or environment. Since 2002 the United States of America, for example, has had an active strategy to secure the Maritime Domain. Furthermore, in 2020 US Coast Guard elevated Illegal, Unreported and Unregulated (“IUU”) fisheries, one aspect of MDA security, as the leading global maritime threat. It is estimated that tens of billions of Dollars are lost every year to IUU fishing alone.

We intend our MDA Solution payload to consist of a high-definition radar, gyro-stabilized high-definition optical and thermal imaging cameras, vessel automatic identification system (“AIS”) detection, and integrated command and control software and as customer needs dictate. Capabilities include 24/7 vessel tracking, automatic radar plotting, automated vessel warnings, and high-definition optical and thermal video surveillance capable of providing evidentiary backup of activity to aid in prosecution.

We intend data from our MDA solution will be processed onboard our buoys using edge computing, developed together with our software partners, transmitted to shore-based command stations via cyber-secure Wi-Fi, cellular, and/or satellite systems, depending upon location, and then further processed in our cloud-based analytics platform. Surveillance data can be integrated with readily available marine monitoring software or with our own MDA software solution developed together with leading partners in the technology industry to provide command and control features of a multi-buoy surveillance network. The data can also be integrated with satellite, weather, bathymetric, and other data feeds to form a detailed surface and subsea picture of a monitored area.

A single buoy Maritime Domain Awareness Solution, coupled with a PB3 PowerBuoy®, can monitor vessel traffic, with or without AIS turned on, across an area approximately 1,300 square nautical miles of ocean territory on a permanent or temporary basis, with the ability to link multiple surveillance assets together over large ocean areas giving end-users visibility into potentially damaging environmental or illegal activities. Customized solutions are also available including the addition of subsea sensors to monitor for acoustic signatures, tsunami, and water quality.

Strategic Consulting Services

In addition to work being performed by OPT for the DeepStar project, through our technology subsidiary, 3Dent, we also offer a full range of high-level offshore engineering, including providing consulting engineering and design services to offshore wind developers, offshore construction companies, drilling contractors, major oil companies, service companies, shipyards, and engineering firms. 3Dent’s team of dedicated consultants/designers has expertise in structural engineering, hydrodynamics and naval architecture. Among its services is a focus on addressing the issues current or would-be owners of offshore floaters, jackups, and lift boats have with their fleet. 3Dent’sservices include simulation engineering, software engineering, concept design and motion analysis.

Competitive Advantages

We intend to commercializing our products and solutions by targeting customers in our principal markets (defense and security, offshore oil and gas, science and research, and offshore wind, as well as government applications in fishery protection and marine protected areas) that require reliable and persistent power sources in remote offshore locations for short and long-term deployments. We believe that our solutions and our existing commercial relationships provide the following competitive advantages in our target markets:

●	Numerous applications within multiple major market segments. We have designed our products to address multiple offshore applications around the world. We are targeting customers with multiple applications within the defense and security, offshore oil and gas, science and research, and offshore wind markets as well as government applications in fishery protection and marine protected areas (“MPAs”). Our PB3 is designed for longer-term deployment in high ocean wave climates. Our hybrid is designed to meet the needs of customers with projects in low sea state locations and/or those requiring short-term deployments. We believe our subsea battery enables persistent power to be delivered from the seabed to support autonomous, all-electric subsea operations. Together, all these products can be integrated to provide customized power solutions for our customers. Our PowerBuoy® products can also act as self-powered solution platforms for payloads, such as our MDA package which can provide real-time perimeter security, vessel tracking and area surveillance for government defense and fishery protection.

●

Considerable life-cycle cost savings over current solutions for many applications. Our PB3 is designed to operate over extended intervals between required servicing. We believe that our PB3 reduces costs over multi-year operations. These cost reductions are mostly due to reduced vessel and personnel servicing activities. For short term deployments, our hybrid is a cost-efficient means of providing MDA and subsea power solutions. Our subsea battery can provide power to sea floor systems when combined with either the PB3 or hybrid for power regeneration, thus reducing or even potentially eliminating the need for manned vessels to replace expended subsea batteries during mission life.

●	Real-time data communications. Our PowerBuoys® can be equipped with a variety of communications equipment, such as 5G, 4G LTE, satellite (VSAT) and Wi-Fi, which enables the transmission of data on a frequent or near-continuous basis. We believe that more frequent data communication could enable an end-user to more quickly and proactively make data-driven decisions which could result in economic advantages. Real-time data communications are an essential component of our MDA payload, allowing continued autonomous remote monitoring of marine traffic from land.

●	Increased power and persistence compared to certain current solutions. We have found that our PowerBuoys® may provide substantial power and persistence for long term deployments. We believe that this may allow additional sensors to be employed at the same site, a higher sensor data transmission rate to be achieved, extended operation and reduced downtime, and improved operational costs for the customer. Enabling these new capabilities may contribute to enhanced operations through real-time decision making and increased life-cycle cost savings.

●	Modular and scalable designs. Our PB3 and hybrid are designed with a modular ESS which allows us to tailor its configuration to specific application requirements, including expansion of energy storage capacity, potentially allowing for a more customized solution and potential cost savings for our customers. We believe that our power technology is scalable to higher power levels We have developed concepts for multiple PB3s to be installed in an array in order to achieve higher levels of aggregate power in remote areas where other power sources become cost prohibitive, although to date we have not yet demonstrated a PB3 array. We believe that the modular design of our subsea battery enables clients to specify larger energy storage than would be possible with just buoys and have this placed at the seabed and near existing electric subsea equipment.

●

Flexible electrical, mechanical and communication interfaces for sensors. The PB3 and hybrid can be equipped with payloads, either mounted on or within the PowerBuoy®, or tethered to the PowerBuoy®. The PowerBuoys® have mechanical and electrical interfaces which allow for simplified integration of payloads, creating flexibility for the end-user. Our subsea battery will have specific interfaces for simplified integration with our PowerBuoys® for electric power recharging, as well as for surface communications. Our PowerBuoys® will also have standard interfaces for subsea batteries of other providers for charging as well as multiple payloads. Flexible interfaces reduce cost through simplified integration and deployment.

6

●

Zero carbon emission, environmentally benign and aesthetically non-intrusive system design. Our PB3 emits no carbon. We further believe that our PB3 does not present significant risks to marine life, nor does it emit significant levels of pollutants, and therefore has minimal environmental impact. We believe there is no significant audible impact to the surrounding environment. We believe that our PB3 produces renewable electricity through the conversion of renewable ocean wave energy.

●	Ocean and factory-tested technology. Our PB3 is designed to be durable, with a three-year interval between required maintenance activities. The PB3 has survived hurricanes, tropical storms and North Sea winter storms. The PB3 has been successfully deployed for Harbour Energy, Mitsui Engineering & Shipbuilding Co., Ltd (“MES”) and Eni. The MES PB3 performed well in a challenging shallow-water, high-current environment, and achieved its performance and duration objectives. The Eni PB3 was deployed in the Adriatic Sea for twenty-four months and has generated approximately 3.0 megawatt hours of energy. Further, we continue to focus on standardizing manufacturing and production testing procedures and have work closely with our supply base to ensure production repeatability.

●

 Efficient design in harnessing renewable energy. We have designed and validated our PB3 for maximized power generation in average ocean wave conditions through optimized mechanical to electrical wave energy conversion. We have designed the onboard ESS to provide several days of continuous rated power during periods of low or no wave activity, depending on payload power consumption. For locations with consistent periods of low or no wave activity, or for locations with short-term power requirements, our hybrid can generate power using solar panels and a liquid-fuel backup power generation system.

●	Prior commercial relationships enabled the development of our technology. Our prior and existing relationships with the U.S. Navy, DOE, U.S. Department of Homeland Security, MES, Eni, Enel Green Power (“EGP”), and Harbour Energy have allowed us to further develop our solutions for a variety of needs in various industries. We believe these relationships have helped position us within the private sector for future commercial opportunities, which we believe enhances our market visibility and attractiveness to our prospective customers. We believe that our deployments with MES, Eni and Harbour Energy have provided commercial market credibility and allowed us to develop and market end-user solutions which we believe are valued in our principal markets.

Market Opportunities

The Company takes a rigorous approach to market evaluation. Utilizing publicly available and purchased data, we evaluate total addressable market sizes. We apply screening criteria to narrow our focus within these markets and identify sub-segments and associated service addressable market sizes. These market evaluations are updated on an ongoing basis throughout the year and more formally twice annually in line with our financial calendar. In 2019 the DOE’s Water Power Technology Office (WPTO) released the report Powering the Blue Economy: Exploring Opportunities for Marine Renewable Energy in Maritime Markets. The report described eight non-grid applications where renewable marine energy could provide consistent, reliable power. The identified marine energy applications are ocean observation, underwater vehicle charging, marine aquaculture, marine algae, seawater mining, seawater desalination, coastal resiliency and disaster recovery, and isolated communities. We have been focused on addressing the energy needs of many of these applications (e.g., ocean observation, underwater vehicle charging), and other offshore applications (e.g., maritime domain awareness, well-head monitoring and subsea equipment control).

Offshore Oil and Gas

We believe the offshore oil and gas industry is undergoing a significant transformation as it continues to invest in new technologies that enable carbon reduction, cost savings and the electrification and digitization of operations. The industry encompasses more than 10,000 offshore sites, including exploration, production, reservoir management, and sites pending decommissioning based on information from organizations such as the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) and industry organizations and publications. We believe that we have opportunities to implement one or more PB3s at some of these sites to provide power in applications that are not currently possible, displace current power solutions, or augment existing technologies. This is partially driven by the growing demand for electrification. For example, according to a 2019 Rystads report, Norway is estimated to have 40% of its oil and gas production from electrified fields, as well as a growing desire for decarbonization and autonomous operations. Similarly, the market for remote and autonomous charging of subsea assets, such as ROVs and AUVs, is rapidly taking shape. Based on various reports, other applications in the oil and gas market include providing power to unmanned platforms and area surveillance during decommissioning activities. Although estimates vary in these reports, they generally point towards more than 4,000 platforms (and corresponding wells) that need to be decommissioned over the next 10 years across the globe. We see this market materializing primarily in the North Sea and regions such as Brazil and Australia. Furthermore, there is an increasing market demand for providing interim power solutions for tie-backs where umbilicals are exhibiting failures.

Defense and Security

We believe that our PB3 is uniquely positioned to be used to provide power and communications for multiple applications within the defense and security markets. The PB3’s ability to power multiple payloads may be an attractive feature for these markets, as their systems can be easily integrated into other PowerBuoy® applications allowing their operation to be concealed. An example application for domestic and international defense departments and defense contractors includes forward deployed energy and communications outposts (which is a current U.S. Department of Defense program), both above and below sea surface, as indicated in the completed study for the Naval Postgraduate School. Other example of applications includes perimeter security, early detection and warning systems, remote sensing stations, high frequency radar, sonar, electro-optical and infrared sensors for maritime security, network communications systems, and unmanned underwater vehicle docking stations.

IUU fishing has become a global issue with both environmental and economic consequences. According to a report published in Sciences Advances by The University of British Columbia in February 2020, it is estimated the global economic impact from illegal fishing to be as high as $50 billion. Most exclusive economic zone monitoring is done by offshore patrol vessels (“OPV”), which is one of the fastest growing naval product markets with around 1,242 OPVs in service currently. We believe that our autonomous surveillance solution, which can be combined with satellite imagery, can deliver substantial economic impact to governments over incumbent solutions in securing remote fisheries and MPAs. In the USA specifically, IUU fishing is considered a major maritime threat by the Department of Homeland Security.

Science and Research

The science and research market provides environmental intelligence to the entire ocean enterprise, which supports ocean measurement, observation and forecasting, and is an important provider of information to maritime commerce and the entire “blue economy.” Maritime commerce and the scientific community depend on information in areas such as meteorology, climate change, ocean currents, and biological processes to inform operations and development. These groups often require a power and communications solution in remote offshore locations. Additionally, the increased interest in protecting marine habitats offers opportunities to collaborate with governments and NGOs to monitor marine sanctuaries. The European Union’s Copernicus Program is estimated to have enabled € 190 million in revenues during 2018 for ocean monitoring alone and this is expected to reach € 206 million in 2020 with an average growth rate of 4% annually.

Offshore Wind and Other Markets

We believe that opportunities also exist in other markets such as supporting offshore windfarm development and aquaculture. Based on an article in Wind Power Monthly in October 2019, the offshore wind fleet is forecast to grow 15-fold by 2040 and move further offshore with Europe alone connecting over 500 turbines in 2019. Whilst these turbines develop significant power, there are opportunities pre-installation of the turbines; to autonomously collect ocean data during the early stages and monitoring of marine habitats during construction. To mitigate carbon emissions there are also opportunities to support ongoing survey work once windfarms are operational and to provide communication stations for aerial drones providing maintenance materials. Furthermore, the United States of America recently approved the permits for the first major utility scale offshore windfarm. Providing wave power solutions to utility scale renewable developments offers an attractive proposition to support renewable power and autonomous operations. We believe that our solutions can support aquaculture development with systems such as species escape tracking, effluent monitoring, and other water quality considerations.

Business Strategy

During fiscal 2021, we advanced our marketing programs, products, and solutions. We have made progress in transitioning from R&D to commercialization and we intend to build on these efforts by implementing processes and solutions that cover the entire life cycle, from demand generation to close of contract, and from channel strategies to customer care.

Most of the Company’s opportunities with potential customers have been for projects in Western Europe, including the North Sea, as well as North America and Asia. Nearly two-thirds of these opportunities have progressed past initial feasibility and non-disclosure agreement stages to more detailed, confidential discussions around specific customer applications.

Many proposal requests are for projects where one of our PowerBuoy® products, either the PB3, the hybrid, or our subsea battery is part of a larger solution deployment, and typically include the potential lease or sale of one or more PowerBuoys®, as well as required services and maintenance support. A majority of hybrid inquiries are for shorter term deployments in calmer waters. Historically, demonstration projects have been a necessary step toward broad solution deployment and revenues associated with specific applications. A proposal phase typically lasts from three months to more than one year. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of our company and capabilities and may include negotiation of standard terms and conditions. Many proposals contain provisions which would mandate the sale or lease of our PowerBuoy® product upon successful conclusion of the demonstration project.

We believe this is an accurate depiction of the overall sales cycle for new technology in each of our target markets, including our products and solutions. Cycle times for each step of the sales cycle will vary depending on several customer factors, including, but not limited to, technical evaluation, project priorities, project funding approval process, and alignment of new technology integration with the customer’s broader operational strategy. We believe that the resulting evidence of potential demand, vis-à-vis specific application proposal requests, is indicative of progress in our commercialization strategy. We believe that we have the potential for growth as a result of our positioning for higher volume production of our PowerBuoy® products and the initial indications of demand for our PowerBuoy® products in multiple customer applications.

The Company is pursuing a long-term growth strategy to expand its market value proposition while building the Company’s revenue base. This strategy includes partnerships with leading companies in adjacent and complementary markets. We continue to commercialize our PowerBuoy® products for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●

Integrated turn-key solutions sales or leases incorporating our products and services. We believe our PB3 hybrid and our subsea battery solutions, as well as our MDA Solutions, are well suited to enable many uncrewed, autonomous (non-grid connected) offshore solutions, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform and subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions and we intend to sell and lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostic, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. We continue to increase our commercial capabilities through new hires in sales and application support, and through engagement of expert market consultants in various geographies.

●

Expand customer system solution offerings through new complimentary products that enable shorter and more cost-efficient deployments. The hybrid is highly complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater system integration within each customer project. The hybrid is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The Company has developed a subsea battery system that is complimentary to the Company’s PowerBuoy® products. The subsea battery system offers the possibility of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems contain lithium-ion batteries, which provide high power density to supply power to subsea equipment, sensors, communications, and the recharging of AUVs and eROVs. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be safe, high performance, cost-efficient, and quickly deployable.

●

 Concentrate sales and marketing efforts in specific geographic markets. We are currently focusing our marketing efforts globally. We believe that each of these areas has demand for our solutions, sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development. In fiscal 2021, we opened an office in Houston, Texas to further support our customers and strengthen our dialogue with our solution partners.

9

●

Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing new products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. Following our acquisition of 3Dent, we have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly.

●	Outsourcing of fabrication, deployment and service support. In order to minimize our capital requirement as we scale our business, we intend to outsource all fabrication, anchoring, mooring, cabling supply, and in some cases deployment of our products and solutions. Our PTO is a proprietary subsystem that is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships with regard to servicing of our products and solutions.

●	Cost reduction and PowerBuoy® solution development. Our engineering efforts are mainly focused on addressing customer solutions; product and solution sales; reducing production, installation, and product life-cycle costs; and improving the energy output, reliability, maintenance interval and expected operating life of our products. We continue to optimize manufacturability of our designs with a focus on cost competitiveness, and we believe we will be able to address new applications by developing new payloads and solutions that address customer needs.

Through its 3Dent Technology subsidiary, the Company plans to expand its customer base and increase its revenue base, by providing consulting engineering and design services to offshore wind developers, offshore construction companies, drilling contractors, major oil companies, service companies, and engineering firms.

Marketing and Sales

We continue to enhance our marketing capabilities across our target markets, and we are actively marketing our products and solutions. We currently use a direct sales force consisting of employees and industry expert consultants. Because our solutions use technology which is not yet fully adopted by our target markets, we expect that the customer decision process could require us to spend substantial time educating end-users and stakeholders, which may result in a lengthy sales cycle.

In the past year, given the global pandemic COVID-19 restrictions, many conferences and trade shows were cancelled, rescheduled, or held virtually. OPT attended and presented at a number of these virtual conferences. Given the progress being made globally in reducing COVID through vaccines and other practices, we are starting to see in person conferences being scheduled for the second half of 2021. We have plans to attend and present at a few conferences and trade shows in the U.S., Europe, and Asia.

We market our products and solutions to companies and entities requiring remote offshore power and data services, including for example, offshore oil and gas companies. We also see opportunities for defense and security applications such as maritime domain awareness solutions that require autonomous offshore power and data gateways.

Additionally, we seek to enter into strategic relationships to develop application solutions with commercial and military sensor and equipment manufacturers.

Competition

We expect to compete with other providers of in-ocean autonomous power sources, primarily consisting of subsea batteries, solar and fossil-fuel power sources, where many of the providers are substantially larger than OPT and may have access to greater financial resources. Incumbent sources of in-ocean power may also represent established and reliable power sources and may have already gained customer acceptance. Our ability to compete successfully for business from applications seeking in-ocean power will depend on (a) our ability to produce and store energy reliably and at a total cost that is competitive with or lower than that of other sources, and (b) the demonstrated reliability of our products and positive customer perception of our company. We also may have the opportunity to cooperate with other solution providers, such as other suppliers of subsea batteries where our PowerBuoys® could provide recharging capabilities or other providers of autonomous surface vessels where our PowerBuoys® could provide charging and enhanced communications capabilities.

As of April 2021, there were over 400 companies, some with institutional funding, listed in the OpenEi Marine Renewable Energy (“MRE”) Database. The MRE database is developed and maintained by the National Renewable Energy Laboratories with support from DOE and other partners. Many of these companies are located in the U.K., continental Europe, Japan, Israel, the U.S. and Australia, and many of those companies are pursuing the utility, grid-connected energy market. The MRE industry continues to evolve as participants strive to differentiate themselves by promoting their specific technology focusing on cost and efficiency. The companies are subdivided by implementation: wave power, current power, tidal and ocean thermal energy conversion. Within wave power, the technologies are classified as point absorber, oscillating wave column, overtopping device, attenuator and oscillating wave surge converter. Our PowerBuoy® wave energy converter is classified as a point absorber.

The vast majority of the companies in the DOE’s database are small, start-up type companies with a small number of employees and in early-stage development that do not have our in-ocean validation experience. Only a few of these companies have conducted testing similar to us, such as accelerated life testing and extensive wave tank testing on reduced scale models of their devices. We believe our in-ocean experience is critical towards proving the reliability, survivability and performance of any wave energy system, which we believe our future customers will require before adopting any wave generated energy solution. We believe our experience gained through full scale in-ocean deployments, coupled with other types of factory and laboratory testing, and our resulting understanding of risks and failure modes provides us with an advantage compared to potential wave energy competitors.

Based on market and industry observations, we believe there are only a small number of companies that are developing systems to compete in the offshore autonomous power market; however, their technologies are in earlier stage development with limited commercial deployments. Through our ongoing product development and building upon our years of commercial deployment data, we believe that we continue to maintain a first mover advantage in the smaller scale autonomous offshore power market.

We continuously monitor non-traditional competitive threats, such as multi domain drones and artificial intelligence tools utilizing satellite data. We are in active discussions with companies in these markets to evaluate synergistic solution development where we believe there may be a demand for cooperative solutions.

Commercial Activities

We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Twelve months ended April 30,
Customer	2021	2020

Eni S.p.A.	22%	10%
EGP	61%	72%
Other (no cutomer over 10%)	17%	18%
	100%	100%

In order to achieve success in commercializing our products, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power. To date, substantially all of our revenue producing contracts have been with a small number of customers under contracts to fund a portion of the costs of our operational efforts to develop and improve our technology, validate our product through ocean and laboratory testing, and business development activities with potential commercial customers. Our goal in the future is that an increased portion of our revenues will be from the lease or sale of our products and related maintenance as well as consultative and other services.

Current and Recent Customers

●	In November 2020, the Company entered into an agreement with the OOC under which the Company will provide engineering and technical services for a new project under the DeepStar Global Technology Consortium Program.

●	In October 2020, the Company entered into an agreement with ACET to conduct a feasibility study for the evaluation of a PB3 power and 5G communications solution in support of the U.S. Navy Naval Postgraduate School’s SLAMR.

●	In March 2020, Eni exercised their option from the March 2018 contract to extend their lease of the PB3 for an additional 18 months. The initial provision in March 2018 agreement provided for a minimum 24-month contract that included an 18-month PB3 lease and associated project management. In November 2020, Eni retrieved the PB3 and returned it to shore due to a mooring issue.

●	In September 2019, we entered two contracts with subsidiaries of EGP, which included the sale of a PB3 and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) that was expected to be the Company’s first deployment off the coast of Chile. Due to the COVID-19 pandemic, EGPdeclared force majeure in April 2020 and delayed the deployment. In March 2021, the Company began the deployment process and placed the PB3 in the water. Additional deployment activities are planned in the summer of 2021.

●	In April 2019, we entered into an agreement with a leading oil and gas operator to conduct a detailed feasibility study of using the Company’s technology to monitor subsea wells.

●	In February 2019, we entered a contract with the U.S. Navy to carry out the first phase of a project to design and develop a buoy mooring system, which incorporates fiber optics for the transmission of subsea sensor data to airplanes, ships, and satellites.

●	In June 2018, we entered into a contract with Harbour Energy for the lease of a PB3 to be deployed in one of Harbour Energy’s offshore fields in the North Sea. During its deployment, the PB3 provided unmanned EZM service. In early March 2020 the Company and Harbour Energy retrieved the PB3.

Partnerships

We believe that our solutions are best developed, sold, deployed, and maintained together with subject matter experts in their respective fields. This enables OPT to protect, maintain, and evolve our power platforms and integrate them with surface and subsea payloads. OPT has previously entered into partnerships focusing on including, but not limited to, deployment and installations, sourcing of surface payloads, and integration with autonomous vehicles. OPT is also entering into software and robotics partnerships to further develop the MDA solution offering.

Furthermore, we are in active discussions with larger systems integrators to develop partnerships focusing on selling our platforms and solutions as part of larger projects.

Backlog

As of April 30, 2021, our backlog was $0.2 million compared to a backlog of $1.0 million as of April 30, 2020. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Research and Development

Larger Power

We believe there is a near and longer-term demand for larger power for applications in several markets. The continued electrification of the seabed, together with the increased volume of sensors and vehicles available on the market, requires larger power devices in the <20kW range.

We continue to innovate through our research and development efforts to bring to market devices with power ranges larger than the hybrid and including other wave energy converter platforms beyond our current offerings. In parallel, the Company is investigating larger power alternatives, in cooperation with design and installation contractors, and other technical resources.

MDA-S

Expanding on our experience with our own initial prototype MSS system, we intend development of the next generation MDA-S, which will combine radar, marine automatic identification system (“AIS”) and camera data with a custom developed command and control system to provide actionable information for our end users. We believe the sensor suite will be a combination of off-the-shelf components selected to optimize performance and cost.

This system could be utilized as a standalone node or in an array, which we believe will provide near real-time information about the marine activity within a customer’s area of interest.

PB3 PowerBuoy®

We engaged our resources to improve PB3 efficiency, reliability and power output, and improve manufacturability while reducing cost and complexity. Our recent efforts have been focused on reducing the cost of our PB3 systems and their deployment costs in order to balance customer cost with our solution value proposition. We continue to seek to increase the capabilities of our PB3 systems by designing flexible interfaces and rendering them sensor and payload agnostic.

Intellectual Property

We believe that our technology differentiates us from other providers of wave energy conversion technologies. As a result, our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing upon the proprietary rights of others, and to prevent others from infringing upon our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, and continuing technological innovation and may rely on licensing opportunities to develop and maintain our proprietary position.

As of April 2021, we have been issued 66 U.S. patents, of which 41 are active, 14 have expired and 9 were abandoned. Outside of the U.S., we have been issued 239 patents across 15 countries with 20 of the active U.S. patents having at least one corresponding issued foreign patent. We have filed one additional U.S. patent application since April 29, 2020, and such patent application has four corresponding foreign patent applications at this time. Our patent portfolio includes patents and patent applications with claims directed to:

●	system design;
●	control systems;
●	power conversion;
●	anchoring and mooring; and
●	wave farm architecture.

The expiration dates for our issued U.S. patents range from 2021 to 2039. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with U.S. federal government funding are subject to certain government rights as described in “Risk Factors - Risks Related to Intellectual Property.”

We use trademarks on nearly all our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy®, PB-Vue ®, PowerTower ®, Making Waves in Power ®, Talk on Water ® marks in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

Regulation

Our PowerBuoys® are subject to regulation in the U.S. and in foreign jurisdictions concerning, among other areas, site approval and environmental approval and compliance. In order to encourage the adoption of offshore power solutions, many governments offer subsidies and other financial incentives and have mandated renewable energy targets, which some of our customers may be able to leverage. However, these subsidies, incentives and targets may not be applicable to our technology and therefore may not be available to our customers.

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

Environmental Approval, Compliance, and Health and Safety. We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, in the U.S., the construction and operation of PowerBuoys® offshore would require permits and approvals from the U.S. Coast Guard, the U.S. Army Corps of Engineers and other governmental authorities. These required permits and approvals evaluate, among other things, whether a project is in the public interest and ensure that the project would not create a hazard to navigation. Other foreign and international laws may require similar approvals.

Subsidies and Incentives. Renewable energy subsidies and incentives are generally applicable only to electric generation and supply to the utility grid. However, our autonomous applications may permit a customer to reduce its carbon emissions, which our potential customers may be able to publicize in their environmental stewardship reports.

Manufacturing

We engage in two types of manufacturing activities: 1) the manufacturing of the high value-added PTO components for systems control, power generation and conversion, and energy storage for each PB3; and 2) contracting with outside companies for the fabrication of the buoy structure, mooring system, and cabling.

Our core in-house manufacturing activity is the assembly, final systems integration and testing of the PTO and its components, which is conducted at our New Jersey facility. The power generation system consists of electro-mechanical components, and the control modules include the critical electrical and electronic systems that convert the mechanical energy into usable electricity. The sensors and control systems use sophisticated technology to optimize the performance of the PB3 in response to changing operating conditions and payload power demand. We maintain a portfolio of patents, including those that cover our power generation, power conversion and control technologies.

We purchase the remaining components and materials for each PB3 from various vendors. We provide specifications to each vendor, and they are responsible for performing quality analysis and quality control over the course of construction, subject to our review of the quality and test procedure results. After the vendor completes the testing of the buoy structure, it is transported to our facility for final integration of the PTO. We do not believe that we are dependent on any single vendor for manufacturing the components of and materials for our PB3, and we believe that there are many available manufacturers for our component parts if a particular manufacturing partner should become unavailable or too expensive. However, we have only manufactured our PB3 in limited quantities for use in development and testing and have limited commercial manufacturing experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Moreover, we do not have long-term contracts with our third-party manufacturers or vendors. In order to be successful in our efforts to commercialize our PB3, we will need to secure stable relationships with a variety of manufacturers and vendors that can supply component parts and materials for our PB3 products.

Our corporate headquarters and manufacturing operations are located in Monroe Township, New Jersey. Our facility offers approximately 56,000 square feet of manufacturing and office space. This facility allows for expansion of our manufacturing capabilities and a move toward higher volume production of our solutions. The Company also has a lease for office workspace located in Houston, Texas which is used by business development and sales personnel. The Company also has one lease for 2,046 square feet of office space, also located in Houston, Texas that was acquired as part of the 3Dent acquisition. We believe these offices are suitable, adequate and provide productive capacity for the Company.

Human Capital

The Company believes that its future success is dependent in part on its continued ability to attract, hire and retain qualified personnel. Therefore, investing, developing and maintaining human capital is critical to our success. The Company strives to provide its employees with a safe and healthy workplace. On April 30, 2021, the Company had 46 full-time employees as compared to 36 at April 30, 2020. None of the Company’s employees are covered by collective bargaining agreements. The Company is an equal opportunity employer. It is the Company’s policy to recruit, hire, train and promote personnel in all job classifications, without regard to race, religion, color, national origin, sex or age. The Company is committed to inclusivity and diversity across its entire operation and fostering a culture where everyone feels empowered to do their best work. Cultivating a diverse and inclusive workplace helps us embrace different perspectives, talents and experiences. We believe achieving a culture of integrity and transparency starts with leadership and encourages every employee to work in support of the Company’s goals. Continuous employee engagement helps us understand our employees’ perspectives and identify areas for additional focus.

The Company aims to ensure that its employees have a healthy and safe work environment, which include policies to guide our efforts. We take a proactive approach to the identification and control of environment, health and safety risks. We work to continuously improve our Health, Safety, and Environment (“HSE”) performance through methodologies that aim to prevent workplace injuries and illness and provide ongoing education to employees. On June 2, 2021, the Company achieved ISO 45001 certification for a 3-year term, expiring on June 1, 2024. Additionally, our safety focus was evident during our response to the coronavirus pandemic, where we implemented additional health and safety measures, including rigorous cleaning protocols at our facility, enhanced sanitization, social distancing, temperature screenings, cloth facemasks and hand sanitizers.

Environmental, Social and Governance

The Company recognizes the importance of Environmental, Social and Governance (“ESG”) as essential elements to its success and it strives to deliver innovative products and solutions while working with high integrity, a strong governance culture and respect for human rights. The Company believes that consideration of ESG matters is important to how it, and its solutions and services affect the environments and societies in which it operates around the world. In addition, the Company consistently drives to meet its regulatory standards and requirements around HSE protection. The Company also views itself as a responsible corporate citizen throughout the execution of its operations, which is emphasized in its goal to provide zero-carbon and low-carbon power and data solutions for offshore industries, scientific research and territorial security. It is the goal that all Company products have minimal environmental impact when compared to other potential solutions. Lastly, the Company also has had a growing commitment to its local communities through volunteering and internship programs. The Company has volunteer days for its employees and provides internship opportunities to local college students, and in 2020, the Company fabricated and donated face shields for first responders and medical personnel throughout New Jersey.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website (www.oceanpowertechnologies.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 28 Engelhard Drive, Suite B, Monroe Township, New Jersey, 08831, and our telephone number is (609) 730-0400. The information on our website is not a part of this Annual Report. Our common stock has been listed under the symbol “OPTT” on Nasdaq since April 24, 2007, and since July 2015, our common stock was listed on the Nasdaq Capital Market until June 2021, when the listing was transferred to the NYSE American. The public may also read and copy any materials that we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

Business Update Regarding COVID-19

The COVID-19 pandemic presented substantial health and economic risks, uncertainties and challenges to our business, the global economy, and financial markets. In March 2020, one of the Company’s customers cancelled a portion of their contract due to the outbreak of COVID-19 and instead extended an existing lease. In April 2020, the Company declared force majeure on a contract with a different customer and delayed the deployment of its PB3 PowerBouy® in Chile. For additional information on various uncertainties and risks posed by the COVID-19 pandemic, see Part I, Item 1A “Risk Factors” of this report.

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

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and the loan is now fully forgiven.

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

We have incurred net losses since we began operations in 1994, including net losses of $14.7 million and $10.4 million in fiscal 2021 and 2020, respectively. As of April 30, 2021, we had an accumulated deficit of $234.8 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and commercializing our products and solutions. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net loss and use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Our financial results may fluctuate as a result of several factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and our past results should not be relied on as an indication of our future performance. Our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, including the following factors, may adversely affect our business, financial condition and results of operations:

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

Our reporting currency is the U.S. dollar, and sometimes we incur costs in the local currency of countries in which our customers and suppliers are located. As a result, we are subject to currency translation risk. A large percentage of our revenues have historically been generated outside the United States and can be denominated in foreign currencies of our customers. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenues and cost of revenues and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

We may not be able to raise sufficient capital to continue to operate our business.

Historically, we have funded our business operations through sales of equity securities. While we have raised approximately $83.4 million since April 30, 2021, and believe that this is sufficient to fund our operations for the foreseeable future, we do not know whether we will be able to secure additional funding if needed in the future or, if secured, whether the terms will be favorable to us or our investors. Our ability to obtain additional funding will be subject to several factors, including market conditions, our operating performance, litigation and investor sentiment. These factors may make additional funding unavailability, or the timing, dollar amount, and terms and conditions of additional funding unattractive.

If we issue additional securities to raise capital, our existing stockholders could experience dilution or may be subordinated to any rights, preferences or privileges granted to the new security holders. In particular, any new securities issued could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected.

COVID-19 could adversely affect the Company’s business, financial condition and results of operation.

The COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the U.S., as well as increased travel restrictions and disruption and shutdown of certain businesses in the U.S. and abroad, including disruptions to our own business. Although COVID is no longer having a significant impact on our business, we may continue to experience impacts from changes in customer behavior. Our business is dependent upon the willingness and ability of our customers to conduct transactions, as well as the ability of customers to meet existing payment or other obligations. The extent to which COVID-19 impacts our results will ultimately depend on future developments and will include future actions which may be taken by governments and private businesses to attempt to contain COVID-19.

Risks Related To Growth Of Our Business

We depend on a limited number of customers for substantially all of our revenues. The loss of, or a significant reduction in revenues from, any of these customers could significantly reduce our revenues and harm our operating results.

Historically, a small number of customers have provided substantially all of our revenues, and we expect that such concentration will continue for the foreseeable future. In fiscal 2021, revenue from commercial contracts accounted for 100% of our revenues and governmental contracts accounted for 0%. In fiscal 2020, revenues from commercial contacts accounted for 94% of our revenues and governmental contracts accounted for 6%. Because we currently have a small number of customers and contracts, problems with a single contract would adversely affect our business, financial condition and results of operations.

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

Wave energy technology may not gain commercial acceptance, and the extent to which wave energy power generation will be commercially viable is uncertain. Many factors may affect the commercial acceptance of wave energy technology, including the following:

●	performance, reliability and cost-effectiveness of wave energy technology compared to conventional sources and products;

●	fluctuations in economic and market conditions, such as increases or decreases in the prices of oil and other fossil fuels;

●	the development of new and profitable applications requiring the type of remote electric power provided by our autonomous wave energy systems.

If wave energy technology does not gain broad commercial acceptance, it is unlikely that we will be able to commercialize our solutions and power generating platform services and our business will be materially harmed, in which case, we may curtail or cease operations.

If sufficient demand for our solutions and power generating platform services or new products does not develop or takes longer to develop than we anticipate, our revenue generation will be limited, and it is unlikely that we will be able to achieve and, if achieved, then sustain profitability.

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

Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as new executives gain detailed knowledge of our operations, b because of cultural differences, that may result from changes in strategy and style. Without consistent and experienced leadership, customers, employees, creditors, stockholders and others may lose confidence in us.

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

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe may be necessary to achieve profitable operations. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support future growth. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in the amendment to, or termination of, customer contracts or relationships. To realize our desired growth, we may need to add sales, marketing and engineering offices in our existing and/or additional locations nationally or internationally, which may result in additional organizational complexity.

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

An important element of our business strategy is to enter into service contracts with our customers under which we would be paid fees for services related to the maintenance and operation of our products purchased from us. In addition, we may offer to lease our products, sell power generated by our products or sell data gathered by sensors on our products. Even if customers purchase or lease our products, they may not enter into service contracts with us. We may not be able to negotiate service or other contracts that provide us with any additional profit opportunities. Even if we successfully negotiate and enter into such service contracts, our customers may terminate them prematurely or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, if we were unable to perform adequately under such service contracts, our efforts to successfully market our products could be impaired. Any one of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Since our products and solutions can only be deployed in certain geographic locations, our ability to grow our business could be adversely affected.

Our products and solutions are designed for use offshore, but not all offshore areas worldwide have appropriate natural resources for our products to harness wave energy. Seasonal and local variations, water depth and the effect of particular locations of islands and other geographical features may limit our ability to deploy our products in certain coastal areas. If we are unable to identify and deploy products at sufficient sites with appropriate natural resources to permit our products to capture wave energy, our ability to grow our business could be adversely affected.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

We have been and expect to continue to be highly dependent on third parties to supply or manufacture components for our products. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired.

We do not have long-term contracts with our third-party manufacturers or vendors. If we do not develop ongoing relationships with vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all.

In addition, we rely on third parties, under our oversight, for the deployment and mooring for products. We have utilized several different deployment methods, including towing our products to the deployment location and transporting our products to the deployment location by barge or ocean workboat. If these third parties do not properly deploy our systems, cannot effectively deploy the products on a large, commercial scale, or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

Our targeted markets are highly competitive. We compete against incumbent solutions already being utilized by our customers and potential customers. If we are unable to compete effectively, we may be unable to increase our revenues and achieve or maintain profitability.

Our principal targeted markets include offshore oil and gas, defense and security, science and research and offshore wind. In our targeted markets, which are highly competitive, we compete against incumbent power solutions already being utilized by our customers and potential customers. If we are unable to demonstrate to our customers and our potential customers that our products are cost competitive to their existing alternative power solutions, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations, continue to commercialize our products, or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations could be materially and adversely affected.

In addition, competition may arise from other companies manufacturing similar products, developing different products that produce energy more efficiently than our products, or making improvements to traditional energy-producing methods or technologies, any of which could make our products less attractive or render them obsolete. If we are not successful in manufacturing systems that generate competitively priced power to the capacity required for the application, we may not be able to respond effectively to competitive pressures from other renewable energy technologies or improvements to existing technologies.

If we are unable to respond effectively to such competitive forces, our business, financial condition and results of operations could be adversely affected. Our targeted markets are subject to their own inherent risks, and if those risks should materialize, then our business, financial condition and results of operations could be adversely affected.

We market and plan to market our products in multiple international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and plan to market our products in multiple global regions, including parts of North and South America, Europe, and Asia, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the U.S. accounted for 86% of our revenues in fiscal 2021 and 94% of our revenues in fiscal 2020. Risks inherent in international operations include, but are not limited to, the following:

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

We utilize, develop, install and maintain a number of information technology systems. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our customers and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems, as well as those of our customers, contractors and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information, as well as the confidential and proprietary information of our customers and other business partners. Industry-accepted security measures and technology to secure computer systems, and the information stored by cloud vendors on these systems are subject to threats. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. A party who circumvents our security measures, or those of our customers, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Product Development and Commercialization

We have only manufactured a limited number of PowerBuoys,® and to date we have not produced PowerBuoys® in any significant quantity for commercial production. Our PowerBuoys® may not have a sufficient operating history to confirm how they will perform over their estimated useful life.

To date, we have only manufactured a limited number of PowerBuoys® for use in ocean testing and commercialization. As a result, our PowerBuoys® may not have a sufficient operating history to confirm how they will perform over their estimated useful life. Our technology may not yet have demonstrated that our engineering and test results can be duplicated in volume or in commercial production. If our PowerBuoy® is ultimately proven ineffective or unfeasible, we may not be able to expand the commercial production of our PowerBuoys® or we may become liable to our customers for quantities we are obligated but are unable to produce. If our PowerBuoys® perform below expectations, we could lose customers and face substantial repair and replacement expenses which could in turn adversely affect our business, financial condition and results of operations.

We face numerous accident and safety risks and hazards, including extreme environmental hazards, which are inherent in offshore operations.

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our products. These hazards and risks could result in personal injuries, loss of life, liberation of a product from its mooring due to extreme environmental conditions and damage caused by its drifting, and other damages which may include damage to our properties, including our products, and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into application development agreements and strategic alliances with companies committed to providing products and services which require in-ocean energy sources. Generally, these types of relationships obligate us to provide certain services or perform certain tasks in connection with the relationship with the alliance partner, and we are generally responsible for paying the costs we incur relating to such services or tasks. These relationships generally are not expected to provide us with any revenues or sources of financing. If we are unable to reach agreements with additional suitable alliance partners, we may fail to meet our business objectives for the commercialization of our products. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our products to these companies, their affiliates and customers in the future, or growth opportunities may not materialize. Any of which could adversely affect our business, financial condition and results of operations.

We have limited manufacturing experience. If we are unable to increase our manufacturing capacity in a cost-effective manner, our business will be materially harmed.

We plan to manufacture key components of our products, including the PTO advanced control and generation systems, while outsourcing the manufacturing for other components of our products. However, we have only manufactured our products in limited quantities for use in development and testing and have limited commercial manufacturing experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner, and to manage multiple vendors with several orders on specific deadlines. In order to meet our growth objectives, we will need to increase our engineering, contract management, and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel. Therefore, we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

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

Our goal is to commercialize our products. Our success in meeting this objective depends, in part, on our ability to provide energy, data, and consulting services to our prospective customers at a cost savings over existing and incumbent autonomous offshore solutions already being utilized by our customers and potential customers. If we are unable to demonstrate to our prospective customers that our products are cost competitive with existing alternative solutions, or if it takes us longer to do so than we anticipate, we may be unable to continue our business, achieve commercialization of our services, achieve a competitive position, satisfy our contractual obligations, or become profitable. In addition, if the costs associated with these development efforts exceed our projections, our results of operations will be materially and adversely affected.

We must continually improve existing products, design and sell new products, and invest in research and development in order to compete effectively.

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

Product and technological developments are accomplished primarily through internally funded R&D projects. Because it is not generally possible to predict the amount of time required and costs involved in achieving certain R&D objectives, actual development costs may exceed anticipated amounts and estimated product development schedules may be extended. Our financial condition and results of operations may be materially and adversely affected if:

●	Product improvements are not completed on a timely basis;

●	New products are not introduced on a timely basis or do not achieve sufficient market penetration;

●	There are cost overruns or delays in R&D efforts; or

●	New products experience reliability or quality problems, or otherwise do not meet customer preferences or requirements.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and products, the commercial value of our technology and products may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the U.S. and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the U.S. and corresponding patents and patent applications in several foreign jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. In addition, we do not know how successful we would be should we choose to assert our patents against suspected infringement, and we do not know what the cost to do so would be. Our pending and future patent applications may not issue as patents or, if issued, may not be issued in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

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

Intellectual property rights protection continues to present significant challenges to U.S. companies operating around the world. The body of law is often relatively undeveloped compared to the commercial law in the U.S. and only limited protection of intellectual property may be available in those jurisdictions. Although we have taken precautions to protect our intellectual property, any local design or manufacture of products that we undertake in a foreign jurisdiction could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

If we infringe or are alleged to have infringed upon intellectual property rights of third parties, our business, financial condition and results of operations could be adversely affected.

Our products or use of our trademarks may infringe, or be claimed to infringe, upon patents, patent applications or trademarks under which we do not hold licenses or other rights. Third parties may own or control these patents, patent applications or trademarks in the U.S. and abroad. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent or trademark infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product or component that is the subject of the suit.

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

The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. Our government-sponsored research contracts are subject to audit and require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. Moreover, if we fail to provide these reports or to provide accurate or complete reports, the government may obtain rights to any intellectual property arising from the related research. Funding from government contracts may also limit when and how we can deploy our technology developed under those contracts. Foreign governments with which we contract to provide funding for our research and development may seek similar rights.

Risks Related to Regulatory and Compliance Matters

If we are unable to obtain all necessary regulatory permits and approvals, it is possible that we will not be able to implement our planned projects or business plan.

Offshore deployment of our products is heavily regulated. Each of our deployments is subject to multiple permitting and approval requirements. We are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of in-ocean power generation and the associated potential for environmental hazards of our products’ deployment, we expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. Successful challenges by any parties opposed to our deployments could result in increased costs, or in the denial of necessary permits and approvals.

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

A portion of our parts for our products are sourced from foreign countries, some of which in the future are, or could become subject to trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, which would increase the cost or could reduce the supply of products available to us, and could have a material adverse effect on our business, financial condition and results of operations. Tariffs on imports from foreign countries, as well as changes in tax and trade policies, such as a border adjustment tax or disallowance of certain tax deductions for imported product, could materially increase our manufacturing costs, the costs of our imported products or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Tariffs imposed by foreign countries on imports of our products could also adversely affect our international sales. Any increase in manufacturing costs, the cost of our products or limitation on the amount of products we are able to purchase, could have a material adverse effect on our financial condition and results of operations.

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

Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. While we have planned for future capital and operating expenditures to maintain compliance, we cannot assure you that environmental laws and regulations will not change or become more stringent in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and any liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, financial condition or results of operations.

Risks Related to Litigation

Litigation is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We may be the subject of future securities or other litigation, which could adversely affect our company, our business and our liquidity.

Any litigation is costly, and time consuming to defend and may distract our management from the daily operations of our business. We may be the subject of additional future litigation, which could adversely affect our company, our business and our liquidity. Although we maintain insurance coverage, we cannot assure you that this insurance coverage will be sufficient to cover the substantial fees of lawyers and other professional advisors relating to these pending lawsuits or any future litigation, our obligations to indemnify our officers and directors who may become parties to such pending and future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with these lawsuits. In addition, these actions have caused our insurance premiums and retention amounts to increase, and we may be subject to additional increases in the future or be subjected to other changes in our insurance coverages. Further, given the volatility of the market price of our Common Stock, we may be subject to future class action securities and other litigation. Accordingly, we have incurred and may continue to incur substantial legal expenses, judgments and/or settlements relating to pending and future litigation and our management’s time and attention may be diverted from the operation of our business, which could materially and adversely affect the Company.

We may become the target of additional securities litigation, which is costly and time-consuming to defend.

In the past, companies that experience significant volatility in the market price of their publicly traded securities have become subject to class action securities litigation. Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits, are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 17 “Commitments and Contingencies - Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2021.

Risks Related to Our Common Stock

If we issue additional shares of our equity securities in the future, our stockholders may experience substantial dilution in the value of their investment or their ownership interest.

Our certificate of incorporation currently authorizes us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock. In the future, if we were required to raise additional capital, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by other investors, and dilution to our stockholders in the value of their investment and their ownership and voting interest in the Company could result. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

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

Historically, the market price of our common stock has fluctuated significantly, and we expect that this will continue. Purchasers of our common stock could incur substantial losses relating to their investment in our stock as a result. For the fiscal year ended April 30, 2021, the 52-week low and high prices for our common stock was $0.36 and $7.30, respectively. Also, the stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

●	developments in our business or with respect to our projects;

●	the success of competitive products or technologies;

●	regulatory developments in the U.S. and foreign countries;

●	developments or disputes concerning patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the conventional and renewable energy industries and issuance of new or changed securities analysts’ reports or recommendations;

●	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

●	the inability to meet the financial estimates of analysts who follow our common stock;

●	investor perception of our company and of our targeted markets; and

●	general economic, political and market conditions.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, or our industry from time to time. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or release a negative report, or if our operating results do not meet analyst expectations, the price of our common stock could decline.

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

ITEM 3. LEGAL PROCEEDINGS

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries. On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand named Ocean Power Technologies, Inc. as the respondent and alleged various claims and sought declaratory relief and permanent injunction. The demand sought damages in the amount of $5.0 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. The final day of hearing occurred in Princeton, New Jersey on July 15, 2020. Post-hearing briefs were filed on September 22, 2020. Following those filings, the panel issued two interim awards finding, among other things, that the termination for cause of Mr. Dunleavy was in breach of his employment contract and awarding him compensatory damages in the amount of $438,254.54. The panel denied Mr. Dunleavy’s claims for defamation and injunctive and declaratory relief. The panel also awarded Mr. Dunleavy attorneys’ fees, costs and pre-judgment interest. The Company agreed, on May 24, 2021, to pay Mr. Dunleavy $1,223,963.14, representing the total compensatory damages, attorneys’ fees, costs and pre-judgment interest, which is the full amount awarded by the panel. This was paid in full on May 26, 2021 and the matter is now closed. This amount has been accrued in the April 30, 2021 financial statements.

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. In connection with the tax audit, the Spanish tax inspector challenged the Company’s recognition of grant funds received in 2011 to 2014 from the European Commission in connection with the Company’s Waveport project. On July 30, 2018, the inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. On August 30, 2018, the Company filed an administrative appeal of the penalty and its underlying conclusions. During the three months ended July 31, 2020, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,869.81 or approximately $331,000. In the quarter ended October 31, 2020, the Company recorded an additional reserve of €117,145.81 (or approximately $154,000) to Selling, general and administrative costs in the Statement of Operations making the total reserve €279,869.81, which amount was paid by the Company to the Spanish Tax Administration on January 25, 2021. As of April 30, 2021 and 2020, the Company had reserved zero and €162,724 (or approximately $177,000), respectively. The penalty was recorded in Accrued expenses in the Consolidated Balance Sheets. The Company has appealed the decision of the Tribunal tax assessment to the Spanish National Court.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholders

Our common stock was listed on the Nasdaq Capital Market, under the symbol “OPTT” until June 2021 when the listing was transferred to the NYSE American under the same symbol. As of July 16, 2021, there were 124 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors, and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants, and other factors that our Board of Directors may deem relevant.

Transfer Agent Information

Our transfer agent is Computershare Trust Company, N.A. Computershare is located at 250 Royall Street, Canton, MA 02021-1011. Its contact information is: United States and Canada: (800) 662 - 7232, International (781) 575–4238, and its website is located at www.computershare.com.

Purchases of Equity Securities by the Issuer

The following table details our share repurchases for the three months ended April 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

February 1 - February 28	-	$-	-	$-
March 1 - March 31	-	$-	-	$-
April 1 - April 30	-	$-	-	$-

Equity Compensation Plan Information

See “Part III, Item 12- Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters- Equity Compensation Plan Information.”

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2021 are to the fiscal year ended April 30, 2021.

Business Overview

We are a marine power, data solutions and service provider. We control the design, manufacture, sales, installation, operations and maintenance of our solutions and services while working closely with commercial, technical, and other development partners that provide software, controls, mechatronics, sensors, integration services, and marine installation services. We believe our renewable autonomous ocean solutions deliver power and data collection, analysis and communication in remote ocean environments, allowing users to connect with their ocean environment. Our mission and purpose are to provide intelligent maritime solutions and services that enable safer and more productive ocean operations for the defense and security, offshore oil and gas, science and research, and offshore wind markets. We achieve this through our proprietary, state-of-the-art technologies that are at the core of our clean and renewable energy platforms upon which we develop and deploy our solutions and services.

Business Update Regarding COVID-19

The COVID-19 pandemic presented substantial health and economic risks, uncertainties and challenges to our business, the global economy and financial markets. In March 2020, one of the Company’s customers cancelled a portion of their contract due to the outbreak of COVID-19 and instead extended an existing lease. In April 2020, the Company declared force majeure on a contract with a different customer and delayed the deployment of its PB3 PowerBouy® in Chile. For additional information on various uncertainties and risks posed by the COVID-19 pandemic, see Part I, Item 1A “Risk Factors” of this report.

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

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and the loan is now fully forgiven.

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

On November 20, 2020, the Company entered into an At the Market Offering Agreement with AGP (the “2020 ATM Facility”). The Company on December 4, 2020 filed a prospectus with the Securities and Exchange Commission whereby, the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. From inception of the 2020 ATM Facility through April 30, 2021, the Company sold and issued an aggregate of 17,179,883 shares of its common stock with an aggregate market value of $50.0 million at an average price of $2.91 per share and paid AGP a sales commission of approximately $1.6 million related to those shares. A prospectus supplement would need to be filed for the Company to sell additional amounts under the 2020 ATM Facility.

Equity Line Common Stock Purchase Agreements

On October 24, 2019, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million shares of the Company’s common stock over a 30-month period. Through September 18, 2020, the Company had sold an aggregate of 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this common stock purchase agreement. The agreement was fully utilized and terminated on September 18, 2020.

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of stockholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeds the 19.99% limit of outstanding common stock on the date of the agreement. Through April 30, 2021, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement.

The sale of additional equity or convertible securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. The Company currently has committed sources of equity financing through its At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and the Aspire Capital financing (see Note 11), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all.. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

Backlog

As of April 30, 2021, our negotiated backlog was $0.2 million. As of April 30, 2020, our negotiated backlog was $1.0 million. Our backlog can include unfilled firm orders for our products and services from commercial and governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2021 and 2020.

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

Financial Operations Overview

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2021 and 2020:

	Twelve months ended April 30,
	2021	2020
	(in thousands)

Eni S.p.A.	$271	$173
Premier Oil UK Limited	27	148
EGP	740	1,211
ACET	53	-
Deepstar	80	-
Other	35	150
	$1,206	$1,682

We currently focus our sales and marketing efforts globally. The following table shows the percentage of our revenues by geographical location of our customers for fiscal 2021 and 2020:

	Twelve months ended April 30,
Customer Location	2021	2020

Europe	25%	22%
South America	61%	72%
North America	14%	6%
	100%	100%

Foreign exchange loss

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in US dollars and our functional currency is the US dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the US dollar and other foreign currencies.

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign denominated accounts had a balance of $0.3 million as of April 30, 2021 and $0.3 million as of April 30, 2020, compared to our total cash, cash equivalents, and restricted cash balances of $83.6 million as of April 30, 2021 and $10.9 million as of April 30, 2020. These foreign currency balances are translated at each month end the US dollar, and any resulting gain or loss is recognized in our results of operations.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the U.S., specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business.

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

Fiscal Years Ended April 30, 2021 and 2020

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2021 and 2020:

	Twelve months ended April 30,
	2021	2020
	(in thousands)

Revenues	$1,206	$1,682
Cost of revenues	2,279	1,787
Gross loss	(1,073)	(105)
Operating expenses:
Engineering and product development costs	4,747	4,344
Selling, general and administrative costs	7,772	6,916
Total operating expenses	12,519	11,260
Operating loss	(13,592)	(11,365)
Gain due to the change in fair value of warrant liabilities	-	6
Litigation settlement	(1,224)	-
Interest income, net	124	124
Other expense, net	(83)	-
Foreign exchange gain/(loss)	15	(12)
Loss before income taxes	(14,760)	(11,247)
Income tax benefit	-	895
Net loss	$(14,760)	$(10,352)

Revenues

Revenues for the fiscal years ended April 30, 2021 and 2020 were approximately $1.2 million and $1.7 million, respectively, representing a decrease of approximately $0.5 million, or 28%, from 2020. The decline in revenue for the full year was mainly attributable to COVID-19 pandemic-related project delays.

Cost of revenues

Our cost of revenues consists primarily of subcontracts, incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of equipment to customize the PowerBuoy® supplied by third-party suppliers. Cost of revenues also includes PowerBuoy® system delivery and deployment expenses and may include anticipated losses at completion on certain contracts.

Cost of revenues for the fiscal years ended April 30, 2021 and 2020 were approximately $2.2 million and $1.8 million, respectively. The increase of approximately $0.4 million, or 26%, over 2020 was mostly due to higher deployment and material costs incurred on the EGP contract in 2021 as compared to the same period in fiscal 2020.

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

Engineering and product development costs during the fiscal year ended April 30, 2021 were $4.6 million as compared to $4.3 million for fiscal year 2020. The increase of $0.3 million, or 5%, is due to higher spending on product development compared to the same period in fiscal 2020.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy® systems and costs for executive, accounting and administrative personnel, and other general corporate expenses.

Selling, general and administrative costs during the fiscal year months ended April 30, 2021 were $7.8 million as compared to $6.9 million for fiscal year 2020. The increase of $0.9 million, or 12%, is primarily attributable to higher employee related costs of $0.6 million, higher insurance premiums of $0.2 million and an additional $0.2 million penalty assessed by the Spanish tax authority related to a tax audit.

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

There was no unrealized gain or oss related to a change in fair value of warrant liabilities during the fiscal year ended April 30, 2021 compared to an unrealized gain of $6,000 for the fiscal year ended April 30, 2020. The change between periods is mainly due to a shorter maturity to expiration of the warrants and lower stock price for the twelve months ended April 30, 2021.

the date of acquisition.

Litigation settlement

On May 19, 2021, the Company entered into a Stipulation with Charles F. Dunleavy, former Chief Executive Officer (refer to Item 3. Legal Proceedings above for a description of the case). The Stipulation recounts that the panel of arbitrators in the Action issued two interim awards total $1.2 million. The Company recorded the settlement cost as Litigation Settlement in the Consolidated Statement of Operations as of April 30, 2021.

Interest income, net

Interest income, net consists of interest received on cash and cash equivalents, investments in money market accounts and interest expense paid on certain obligations to third parties. Total cash, cash equivalents, and restricted cash was $83.6 million as of April 30, 2021, compared to $10.9 million as of April 30, 2020.

Interest income, net was approximately $124,000 for both fiscal 2021 and 2020. The change was flat year over year due to a lower interest rate on investments even though the Company had a higher cash balance throughout fiscal year 2021.

Foreign exchange gain/(loss)

Foreign exchange gain was approximately $15,000 for fiscal year 2021 as compared to a foreign exchange loss of $12,000 for fiscal year 2020. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the U.S. dollar.

Income tax benefit

During the fiscal years ended April 30, 2021 and 2020, the Company sold New Jersey State net operating losses and research and development credits resulting in the recognition of income tax benefits of $0.9 million in fiscal year 2020. The Company received the fiscal year 2021 payment of $1.0 million in May, 2021. The Company has a full valuation allowance against its deferred tax assets.

Net cash used in operating activities

During the twelve months ended April 30, 2021, net cash flows used in operating activities was $11.7 million, an increase of $1.1 million compared to net cash used in operating activities during the twelve months ended April 30, 2020. This increase is mainly driven by the receipt of proceeds on the sale of net operating losses occurring after fiscal 2021 whereas in prior year proceeds on sale of net operating losses occurred during fiscal 2020.

Net cash used in investing activities

Net cash provided in investing activities during the twelve months ended April 30, 2021 was approximately $74,000 for fiscal year 2021 versus net cash used by investing activities of approximately $65,000 for fiscal year 2020. The change was primarily the result of the Company acquiring $100,000 in cash as part of the 3Dent acquisition and decreased spending on equipment of $42,000.

Net cash provided by financing activities

Net cash provided by financing activities during the twelve months ended April 30, 2021 was approximately $84.2 million compared to net cash provided by financing activities during the twelve months ended April 30, 2020 of $4.4 million. The increase in net cash provided by financing activities during the twelve months ended April 30, 2021 is due to increased proceeds from At the Market capital raises of $62.7 million through AGP, increased proceeds from ELOC capital raises of $13.4 million with Aspire, $2.8 million from proceeds associated with warrant exercises, $0.2 million proceeds associated with stock option exercises and $0.9 million received from the PPP loan.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was an increase of approximately $134,000 in fiscal year 2021, an increase of $166,000 from fiscal year 2020, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two years ended April 30, 2021 and 2020, our aggregate revenues were $2.9 million, our aggregate net losses were $25.1million and our aggregate net cash used in operating activities was $22.3 million.

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	the impact of COVID-19 pandemic on our business, operations, customers, suppliers and manufacturers;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

● ●	our ability to develop and manufacture commercially viable products; our ability to successfully develop and market new products;

●	that we will be successful in our efforts to commercialize our products or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our products and our wave energy technology;

our ability to implement our commercialization strategy as planned, or at all;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology and our products;

●	our ability to improve the power output, survivability and reliability of our products;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

Our business is capital intensive, and up through fiscal 2021, we have been funding our business principally through sales of our securities. As of April 30, 2021, cash and cash equivalents was $83.4 million and we expect to fund our business with this amount and, to a limited extent, with our revenues until, we generate sufficient cash flow to internally fund our business. Management believes the Company’s current cash and cash equivalent is sufficient to fund its planned expenditures through at least July 31, 2022.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of April 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The annual report of management on the Company’s internal control over financial reporting is provided under “Reports of Management” on page F-2, which is incorporated herein by reference as if fully set forth herein. As described therein, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

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

OCEAN POWER TECHNOLOGIES, INC.

Date: July 19, 2021
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

President, Chief Executive Officer
/s/ Philipp Stratmann	and Director (Principal Executive Officer)	July 19, 2021
Philipp Stratmann

/s/ Matthew T. Shafer	Senior Vice President, Chief Financial Officer and Treasurer	July 19, 2021
Matthew T. Shafer	(Principal Financial and Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	July 19, 2021
Terence J. Cryan

/s/ Clyde W. Hewlett	Director	July 19, 2021
Clyde W. Hewlett

/s/ Diana G. Purcel	Director	July 19, 2021
Diana G. Purcel

/s/ Peter E. Slaiby	Director	July 19, 2021
Peter E. Slaiby

Exhibits Index

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed June 23, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).
3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).
4.1	Specimen certificate of Common Stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
4.3	Description of Company Securities.
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.3	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 11, 2015).*
10.4	Form of Securities Purchase Agreement dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on June 2, 2016).
10.5	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10.6	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.7	Stipulation and Agreement of Class Settlement dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016).
10.8	Agreement by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd dated May 31, 2016 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K/A filed on June 6, 2016).

10.9	Form of the Securities Purchase Agreement, dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 2, 2016).

10.10	Form of Amendment No. 1 to the Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10.11	Form of Amendment No. 2, dated as of July 21, 2016, to the Securities Purchase Agreement, dated as of June 2, 2016, by and among Ocean Power Technologies, Inc. and the investor’s signatory thereto, and (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed July 21, 2016).
10.12	Form of Subscription Agreement, dated July 22, 2016 between the Company and the Purchasers thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2016).

10.13	Employment Letter between the Company and Matthew Shafer dated August 23, 2016, (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).
10.14	Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).
10.15	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.16	Form of Restricted Stock Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.17	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.18	Contract between Harbour Energby UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.19	Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018). *
10.20	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.21	Form of Warrant Agency Agreement by and between the Company and Computershare Trust Company, N.A. collectively as warrant agent (incorporated by reference to Exhibit 4.7 to Amendment No.2 to the Company’s Registration Statement on Form S-1 (file No. 333-230199, filed with the SEC on April 3, 2019).
10.22	Form of Common Warrant ((incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on April 5, 2019).
10.23	Form of Pre-Funded Warrant ((incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on April 5, 2019).
10.24	Warrant Agency Agreement between Ocean Power Technologies, Inc. and Computershare Trust Company, N.A. dated April 8, 2019 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on April 8, 2019).
10.25	Contract amendment between Harbour Energy UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.26	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).
10.27	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019). +
10.28	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019). +
10.29	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.30	U.S. Small Business Administration Note dated May 3, 2020 of Ocean Power Technologies, Inc. in favor of Santander Bank, N.A. as the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.31	Loan Agreement dated May 3, 2020 between Santander Bank, N.A. and Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.32	Common Stock Purchase Agreement, dated September 18, 2020, between Ocean Power Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).
10.33	Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).
10.34	Sales Agreement, dated November 20, 2020, by and between Ocean Power Technologies, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020.

21.1	Subsidiaries of the registrant
23.1	Consent of EisnerAmper LLP.
23.2	Consent of KPMG
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2020 and 2019, (ii) Consolidated Statements of Operations - for the years ended April 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2021 and 20120, (iv) Consolidated Statements of Stockholders’ Equity - for the years ended April 30, 2021 and 2020 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2021 and 2020, (vi) Notes to Consolidated Financial Statements.***

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

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Ocean Power Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Power Technologies, Inc and Subsidiaries (the “Company”) as of April 30, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2021, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described further in Note 2 to the consolidated financial statements, revenues are primarily derived from contracts that are recognized as the performance obligations are satisfied over time. The Company uses a ratio of project costs incurred to estimated total costs for each contract to recognize revenue. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. Revenues for the year ended April 30, 2021 were approximately $1.2 million.

We identified the accounting for revenue recognized over time is a critical audit matter due to the complexity and subjectivity of management’s estimate of the progress towards completion of its projects. This in turn led to a high degree of auditor judgement and subjectivity and significant audit effort was required in performing procedures to evaluate management’s determination of the forecasted costs to complete its contracts as future results may vary significantly from past estimates due to changes in facts and circumstances.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls relating to the Company’s revenue recognition. Our audit procedures related to the recognition of revenue over time included the following procedures, among others, (i) testing the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost-to-cost method, (ii) testing the significant assumptions used to develop the estimated cost to complete and (iii) testing completeness and accuracy of the underlying data.

We have served as the Company’s auditor since 2020.

 /s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

July 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ocean Power Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Power Technologies, Inc. and subsidiaries (the Company) as of April 30, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2004 to 2020.

Philadelphia, Pennsylvania
June 29, 2020

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2021	April 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$83,028	$10,002
Restricted cash, short-term	384	707
Accounts receivable	350	105
Contract assets	190	251
Other current assets	487	588
Total current assets	84,439	11,653
Property and equipment, net	406	499
Intangibles, net	274	-
Right-of-use asset, net	1,036	1,165
Restricted cash, long-term	222	221
Total assets	$86,377	$13,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$687	$220
Accrued expenses	1,881	1,353
Contract liabilities, current portion	-	100
Right-of-use liability, current portion	495	229
Litigation payable	1,224	-
Liability classified stock awards	60	-
Warrant liabilities	-	-
Paycheck protection program loan- current	347	-
Total current liabilities	4,694	1,902
Paycheck protection program loan, less current portion	396	-
Right-of-use liability, less current portion	819	1,078
Contract liabilities, less current portion	-	65
Total liabilities	5,909	3,045
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding 52,458,011 and 12,939,420 shares, respectively	52	13
Treasury stock, at cost; 21,040 and 4,251 shares, respectively	(338)	(302)
Additional paid-in capital	315,821	231,101
Accumulated deficit	(234,896)	(220,136)
Accumulated other comprehensive loss	(171)	(183)
Total stockholders' equity	80,468	10,493
Total liabilities and stockholders’ equity	$86,377	$13,538

See accompanying notes to consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Twelve months ended April 30,
	2021	2020

Revenues	$1,206	$1,682
Cost of revenues	2,279	1,787
Gross loss	(1,073)	(105)

Operating expenses:
Engineering and product development costs	4,747	4,344
Selling, general and administrative costs	7,772	6,916
Total operating expenses	12,519	11,260
Operating loss	(13,592)	(11,365)

Gain due to the change in fair value of warrant liabilities	-	6
Litigation settlement	(1,224)	-
Interest income, net	124	124
Other expense, net	(83)	-
Foreign exchange gain/(loss)	15	(12)
Loss before income taxes	(14,760)	(11,247)
Income tax benefit	-	895
Net loss	$(14,760)	$(10,352)
Basic and diluted net loss per share	$(0.49)	$(1.44)
Weighted average shares used to compute basic and diluted net loss per share	30,018,838	7,209,732

See accompanying notes to consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Twelve months ended April 30,
	2021	2020

Net loss	$(14,760)	$(10,352)
Foreign currency translation adjustment	12	(12)
Total comprehensive loss	$(14,748)	$(10,364)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

							Accumulated
					Additional		Other	Total
	Common Shares		Treasury Shares		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2019	5,425,517	$5	(3,770)	$(301)	$226,026	$(209,784)	$(171)	15,775
Net loss	-	-	-	-	-	(10,352)	-	(10,352)
Share based compensation	-	-	-	-	340	-	-	340
Issuance (forfeiture) of restricted stock, net	64,928	-	-	-	-	-	-	-
Exercise of prefunded warrants, net of costs	753,560	1	-	-	(17)	-	-	(16)
Common stock issued for commitment fee	194,805	1	-	-	294	-	-	295
Issuance of common stock- Aspire financing,
net of issuance costs	1,399,205	1	-	-	1,020	-	-	1,021
Issuance of common stock- AGP At The
Market offering, net of issuance costs	5,101,405	5	-	-	3,438	-	-	3,443
Acquisition of treasury stock	-	-	(481)	(1)	-	-	-	(1)
Other comprehensive loss	-	-	-	-	-	-	(12)	(12)
Balances at April 30, 2020	12,939,420	$13	(4,251)	$(302)	$231,101	$(220,136)	$(183)	$10,493
Net loss	-	-	-	-	-	(14,760)	-	(14,760)
Share-based compensation	-	-	-	-	721	-	-	721
Proceeds from stock options exercises	175,500	-	-	-	184	-	-	184
Exercise of common warrants, net of costs	732,500	1	-	-	2,818	-	-	2,819
Issuance of common stock- Aspire financing,
net of issuance costs	8,747,251	8	-	-	14,384	-	-	14,392
Issuance of common stock- AGP At The
Market offering, net of issuance costs	29,522,389	30	-	-	66,136	-	-	66,166
Issuance of shares in acquisition	361,991	-	-	-	477	-	-	477
Acquisition of treasury stock	-	-	(16,789)	(36)	-	-	-	(36)
Other comprehensive gain/(loss)	-	-	-	-	-	-	12	12
Balance, April 30, 2021	52,479,051	52	(21,040)	(338)	315,821	(234,896)	(171)	80,468

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Twelve months ended April 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(14,760)	$(10,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain)/loss	(15)	12
Depreciation of fixed assets	143	158
Amortization of intangibles	6	-
Amortization of right of use asset	223	197
Compensation expense related to equity compensation	721	340
Gain due to the change in fair value of warrant liabilities	-	(6)
Performance obligation shares compensation	60	-
Net effect from disposal of property, plant and equipment	2	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(245)	(42)
Contract assets	61	(236)
Other assets	106	251
Accounts payable	441	(92)
Accrued expenses	761	(585)
Litigation payable	1,224	-
Change in lease liability	(237)	(201)
Contract liabilities	(165)	(23)
Net cash used in operating activities	(11,674)	(10,579)
Cash flows from investing activities:
Cash acquired in acquisition	100	-
Purchase of property, plant and equipment	(26)	(65)
Net cash provided by (used in) investing activities	74	(65)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loan	890	-
Proceeds from loan payable	467	-
Payment of loan payable	(467)	-
Proceeds from stock option exercises	184	-
Payment of payroll taxes related to stock option exercises	(245)	-
Proceeds from issuance of common stock- Aspire financing net of issuance costs	14,393	1,021
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	66,166	3,443
Proceeds associated with exercise of common stock warrants	2,818	-
Proceeds (costs) associated with exercise of pre-funded warrants	-	(16)
Acquisition of treasury stock	(36)	(1)
Net cash provided by financing activities	84,170	4,447
Effect of exchange rate changes on cash, cash equivalents and restricted cash	134	(32)
Net increase/(decrease) in cash, cash equivalents and restricted cash	72,704	(6,229)
Cash, cash equivalents and restricted cash, beginning of year	10,930	17,159
Cash, cash equivalents and restricted cash, end of year	$83,634	$10,930

Supplemental disclosure of noncash operating activities:
Prepaid financing costs reported in accrued expenses	$-	$7

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property, plant and equipment through accounts payable	$6	$-
Common stock issued for payment of commitment fee	$-	$295
Issuance of stock for acquisition	$477	$-

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Liquidity

(a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. We are a complete solutions provider, controlling the design, manufacturing, sales, installation, operations and maintenance of our products while working closely with partners that provide payloads, integration services, and marine installation capabilities. Our solutions provide distributed offshore power which is persistent, reliable, and economical along with power and communications for remote surface and subsea applications. Since fiscal 2002, government agencies have accounted for a significant portion of the Company’s revenues. These revenues were largely for the support of product development efforts relating to our technology. Today our goal is to generate the majority of our revenue from the sale or lease of products and solutions, and sales of services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net decrease in cash due to the use of cash from operating activities unless and until we achieve positive cash flow from the commercialization of products, solutions and services.

(b) Liquidity

For Fiscal 2021

In fiscal 2021, the Company incurred a net loss of approximately $14.8 million and used cash in operations of approximately $11.7 million. The Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and integration of acquisitions, pending or threatened litigation, and the impact of COVID-19 on its business. The Company currently has committed sources of equity financing through its At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and the Aspire Capital financing (see Note 11), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Management believes the Company’s current cash balance of $83.4 million is sufficient to fund its planned expenditures through at least July 31, 2022.

For Fiscal 2020

The below disclosure describes the Company’s liquidity as of April 30, 2020 and is being included within this report as a requirement in relation to the Company changing external auditors in the current year. As our previous auditors are still required to opine on the information related to 2020, which they audited, and because their audit report makes reference to this disclosure, it has been included below.

Our consolidated financial statements for the year ended April 30, 2020 were prepared assuming the Company would continue as a going concern. The Company had previously experienced substantial and recurring losses from operations, which had contributed to an accumulated deficit of $220.1 million at April 30, 2020. At April 30, 2020, the Company had approximately $10.9 million in cash, cash equivalents and restricted cash on hand. On May 5, 2020, the Company received $0.9 million proceeds from the PPP Loan (see Note 9 to these Consolidated Financial Statements for more information). The Company generated revenues of only $1.7 million during the year ended April 30, 2020. Based on the Company’s cash, cash equivalents and restricted cash balances as of April 30, 2020 plus the subsequent proceeds from the PPP Loan, the Company believed that it would be able to finance its capital requirements and operations into the quarter ending April 30, 2021. The Company required additional equity and/or debt financing to continue its operations. The Company could not provide assurances that it would be able to secure the additional funding when needed or at all, or, if secured, that such funding would be on favorable terms. As of June 29, 2020, the issuance date of the Company’s consolidated financial statements for the year ended April 30, 2020, these factors raised substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan in regard to these factors at the time included evaluating different strategies to obtain the required additional funding for future operations. These strategies included, but are not limited to, continued pursuit of business opportunities; additional funding from current and /or new investors, officers and directors; borrowings of debt; a public offering of the Company’s equity or debt securities; partnerships and/or collaborations. As of June 29, 2020, there was no assurance that any of these future-funding efforts would be successful.

As a result of this, the consolidated financial statements as of April 30, 2020 were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements did not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include estimated costs to complete projects and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates.

(c) Business Combinations

The Company accounts for business combinations in accordance with FASB issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805). The Company allocates the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired as well as the liabilities assumed. Acquisition costs are expensed as incurred. Any excess consideration transferred is recorded as goodwill and in instances where the fair value of consideration transferred is less than the estimated fair value of tangible and intangible assets acquired less liabilities assumed, such amounts are recorded as a gain on the bargain purchase.

(d) Revenue Recognition

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

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2021 and 2020. Accounting Standards Update (“ASU”) 2016-10 provides a practical expedient in Accounting Standards Committee (“ASC”) 606-10-25-18B that permits presentation of shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs rather than evaluating whether the shipping and handling activities are promised services to the customer. The Company adopted this practical expedient.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred or time elapsed are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred or time elapsed best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projects are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material.

The Company’s contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Under cost plus contracts, a profit or loss on a project is recognized depending on whether actual costs are more or less than the agreed upon amount.

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the twelve-month periods ended April 30, 2021 and 2020, all of the Company’s contracts were classified as firm fixed price.

As of April 30, 2021, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.2 million. The Company expects to recognize approximately 100%, or $0.2 million, of the remaining performance obligations as revenue over the next twelve months.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the twelve months ended April 30, 2021 and 2020 was immaterial.

(e) Cash and Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account. The following table summarizes cash and cash equivalents for the years ended April 30, 2021 and 2020:

	April 30, 2021	April 30, 2020
	(in thousands)

Checking and savings accounts	$1,850	$1,551
Money market account	81,178	8,451
	$83,028	$10,002

Restricted Cash and Security Agreements

The Company has two agreements with Santander Bank, N.A. (“Santander”). Cash is on deposit at Santander and serves as security for a letter of credit issued by Santander for the lease of warehouse/office space in Monroe Township, New Jersey. This agreement cannot be extended beyond July 31, 2025 and is cancelable at the discretion of the bank. Santander also issued two letters of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. The first letter of credit was issued in the amount of $125,690 that will be released 12 months after the PB3 is fully deployed. The second letter of credit was issued in the amount of $645,467 and reduced to $322,734 in August 2020. The second letter of credit will be reduced to $64,547 once the PB3 is fully deployed and passes final acceptance testing. The remaining restricted amount of $606,055 will be released 12 months after the buoy is fully deployed.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statement of Financial Position that sum to the total of the same such amounts shown in the Statement of Cash Flows for the years ended April 30, 2021 and 2020:

	April 30, 2021	April 30, 2020
	(in thousands)

Cash and cash equivalents	$83,028	$10,002
Restricted cash- short term	384	707
Restricted cash- long term	222	221
	$83,634	$10,930

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

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and cash. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with a reliable payment history. The Company invests its excess cash in a money market fund and does not believe that it is exposed to any significant risks related to its cash accounts and money market fund. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of April 30, 2021 was $0.3 million.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Twelve months ended April 30,
Customer	2021	2020

Eni S.p.A.	22%	10%
EGP	61%	72%
Other (no customer over 10%)	17%	18%
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to maintain collateral.

(i) Warrant Accounting

The Company accounts for warrants issued in connection with its public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Financial Accounting Standards Board (“FASB”) Topic 480 which provides that warrants meeting the classification of a liability award are recorded as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The Company recognizes any change in fair value in its Consolidated Statements of Operations within “Gain due to the change in fair value of warrant liabilities”. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Stockholders’ equity” on the Consolidated Balance Sheets. The warrants issued in connection with the Company’s public offerings in June and July 2016 met the criteria of a liability award and were classified in warrant liabilities. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award.

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

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and unvested restricted stock issued to employees and non-employee directors, totaling 5,163,020 and 5,564,438 for the years ended April 30, 2021 and 2020, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(k) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2021 and 2020 was approximately $0.8 million and $0.3 million, respectively. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the years ended April 30, 2021 and 2020:

	Twelve months ended April 30,
	2021	2020
	(in thousands)

Engineering and product development	$376	$89
Selling, general and administrative	405	251
Total share-based compensation expense	$781	$340

(l) Intangibles

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost) (See also Note 18). Intangible assets are amortized over the estimated useful life of the asset on a basis that approximates the pattern of economic benefit. The trade name and customer relationship intangible are being amortized over 12 years and 10 years respectively, which is consistent with the pattern of economic benefit of the assets.

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There was no indication of impairment of intangible assets as of April 30, 2021.

(m) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carry forwards are expected to be recovered, settled or utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If such event occurs, a valuation allowance is recorded. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Contract Assets

Significant changes in the contract assets balances during the period are as follows:

Twelve months ended
April 30, 2021
(in thousands)

Transferred to receivables from contract assets recognized at the beginning of the period	$(251)
Revenue recognized and not billed as of the end of the period	190
Net change in contract assets	$(61)

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. The decrease in contract assets is primarily a result of services performed relating to our project with EGP that was billed during the twelve months ended April 30, 2021.

Contract Liabilities

Significant changes in the contract liabilities balances during the period are as follows:

Twelve months ended
April 30, 2021
(in thousands)

Revenue recognized that was included in the contract liabilities balance as of the beginning of the period	$(159)
Transferred to contract assets from contract liabilities recognized at the beginning of the period	(6)
Net change in contract liabilities	$(165)

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities is primarily due to recognition of revenue relating to our Eni S.p.A. (“Eni”) project during the twelve months ended April 30, 2021.

(4) Other Current Assets

Other current assets consist of the following at April 30, 2021 and 2020:

	April 30, 2021	April 30, 2020
	(in thousands)

Deposits	$68	$60
Other receivables	21	2
Prepaid insurance	194	124
Prepaid offering costs	-	275
Prepaid expenses- other	204	127
	$487	$588

(5) Property and Equipment

The components of property and equipment as of April 30, 2021 and 2020 consisted of the following:

	April 30, 2021	April 30, 2020
	(in thousands)

Equipment	$291	342
Computer equipment & software	498	486
Office furniture & equipment	341	339
Leasehold improvements	474	474
Construction in process	15	15
	$1,619	$1,656
Less: accumulated depreciation	(1,213)	(1,157)
	$406	$499

Depreciation expense was approximately $0.1 million and $0.2 million for the years ended April 30, 2021 and 2020, respectively.

(6) Leases

Lessor Information

See note 2, (d) Revenue Recognition for information on lessor accounting.

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

The Company also has one lease located in Houston, Texas that was acquired as part of the 3Dent acquisition that is used as office space. The lease term is for 3 years, classified as an operating lease, and included in the right-of-use assets, lease liabilities- current and lease liabilities- long-term on the Company’s Consolidated Balance Sheets.

The Company has one lease for an additional office space also located in Houston, Texas. The lease has a term of 12 month ending on June 30, 2022. As the lease term is 12 months, the assets is recognized directly to the profit and loss statement on a straight-line bases under ASC 842-20-25-2 and is not recognized as a right-of-use asset.

Right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company used the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset. Variable lease expenses, if any, are recorded as incurred. The operating lease expense in the Consolidated Statement of Operations was $0.3 million for the twelve months ended April 30, 2021 and 2020.

The components of lease expense in the Consolidated Statement of Operations for the twelve months ended April 30, 2021 and 2020 was as follows:

	Twelve months ended April 30,
	2021	2020

Operating lease cost	$330	$317
Short-term lease cost	17	-
Total lease cost	$347	$317

Information related to the Company’s right-of use assets and lease liabilities as of April 30, 2021 is as follows:

April 30, 2021
(in thousands)

Operating lease:
Operating right-of-use asset, net	$1,036

Right-of-use liability- current	347
Right-of-use liability- long term	819
Total lease liability	$1,166

Weighted average remaining lease term- operating leases	3.34 years
Weighted average discount rate- operating leases	8.1%

Total remaining lease payments under the Company’s operating leases are as follows:

April 30, 2021
(in thousands)

2022	393
2023	391
2024	362
2025	184
Total future minimum lease payments	$1,330
Less imputed interest	(163)
Total	$1,167

(7) Accrued Expenses

Accrued expenses consisted of the following at April 30, 2021 and 2020:

	April 30, 2021	April 30, 2020
	(in thousands)

Project costs	$368	$48
Contract loss reserve	328	216
Employee incentive payments	283	-
Accrued salary and benefits	631	483
Legal and accounting fees	200	283
Accrued taxes payable	-	177
Other	71	146
	$1,881	$1,353

(8) Warrants

Liability Classified Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of common stock together with warrants to purchase up to an aggregate of 7,298 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.35 of a share of common stock at a combined purchase price of $92.00. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire five years following the Initial Exercise Date. As of April 30, 2021, none of the warrants had been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of common stock together with warrants to purchase up to an aggregate of 8,925 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.30 of a share of common stock at a combined purchase price of $135.00. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The warrants will expire on the fifth (5th) anniversary of the initial date of issuance. As of April 30, 2021, none of the warrants had been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of April 30, 2021, all of the pre-funded warrants had been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of April 30, 2021, warrants to purchase 732,500 shares of the common stock had been exercised.

The Company accounts for warrants issued in connection with its June and July 2016 public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. The warrants have a value near zero at April 30, 2021 and April 30, 2020 and are reflected within “Warrant liabilities” in the Consolidated Balance Sheets. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of stockholders’ equity in the Consolidated Balance Sheets.

(9) Paycheck Protection Program Loan

On March 27, 2020, the U.S. Government passed into law the Coronavirus Aid, Relief and Economic Security Act, or the (“CARES Act”). On May 3, 2020, the Company signed a Paycheck Protection Program (“PPP”) loan with Santander Bank, N.A. (“Santander”) as the lender for $890,347 in support through the Small Business Association (“SBA”) under the PPP Loan. The PPP Loan is unsecured and evidenced by a note in favor of Santander as the lender and governed by a Loan Agreement with Santander. The loan contains an interest rate of 1% and is repayable over two years. The loan contains customary events of defaults relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all outstanding amounts under the loan. Interest and principal payments are deferred for the first 6 months from the date of the loan. Principal and interest are payable monthly commencing 6 months after the disbursement date and may be repaid by the Company at any time prior to maturity with no prepayment penalties. The Company received the proceeds on May 5, 2020.

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and the loan is now fully forgiven.

(10) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2021, and 2020, no shares of preferred stock had been issued.

(11) Common Stock

As of April 30, 2021, the Company had 100,000,000 shares authorized with a par value of $0.001 per share and 52,458,011 shares issued.

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

On November 20, 2020, the Company entered into an At the Market Offering Agreement with AGP (the “2020 ATM Facility”), having capacity up to $100.0 million. The Company on December 4, 2020 filed a prospectus with the Securities and Exchange Commission whereby, the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. From inception of the 2020 ATM Facility through January 31, 2021, the Company had sold and issued an aggregate of 17,179,883 shares of its common stock with an aggregate market value of $50.0 million at an average price of $2.91 per share and paid AGP a sales commission of approximately $1.6 million related to those shares. A prospectus supplement would need to be filed for the Company to sell additional amount under the 2020 ATM Facility.

Equity Line Common Stock Purchase Agreements

On October 24, 2019, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period. Through September 18, 2020, the Company had sold an aggregate of 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this common stock purchase agreement, including 5,025,000 shares in fiscal year 2021 with an aggregate market value of $2.9 million at an average price of $0.57 per share. The agreement was fully utilized and terminated on September 18, 2020.

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit is 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of stockholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeds the 19.99% limit of the outstanding common stock on the date of the agreement. Through January 31, 2021, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $1.0 million available as of April 30, 2021.

(12) Treasury Shares

During the years ended April 30, 2021 and 2020, 16,789 and 481 shares of Common Stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(13) Share-Based Compensation Plans

In 2015, upon approval by the Company’s stockholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of April 30, 2021, the Company had 197,166 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of April 30, 2021, there were 11,487 shares available for grant under the 2018 Inducement Plan.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. There were 248,876 and 411,666 shares granted for the periods ended April 30, 2021 and 2020, respectively.

	Twelve months ended April 30,
	2021	2020

Risk-free interest rate	0.6%	1.7%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5 - 5.8	5.5 - 5.8
Expected volatility	136.5%	127.6% - 128.2%

The above assumptions were used to determine the weighted average per share fair value of $2.63 and $0.92 for stock options granted during the years ended April 30, 2021 and 2020, respectively.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2020	474,128	$3.56	9.4
Granted	248,876	$2.93
Exercised	(175,500)	$1.05
Cancelled/forfeited	(30,677)	$7.31
Outstanding as of April 30, 2021	516,827	$3.89	9.0
Exercisable as of April 30, 2021	248,252	$5.07	8.3

As of April 30, 2021, the total intrinsic value for both outstanding and exercisable options was approximately $0.3 million. As of April 30, 2021, approximately 268,575 additional options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 9.6 years. There was approximately $0.4 million and $0.3 million of total recognized compensation cost related to stock options during each of the twelve months ended April 30, 2021 and 2020, respectively. As of April 30, 2021, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Performance Stock Options

In January of 2020, the Company issued 81,337 performance-based stock options to two of its executives. The awards vest over 2 years if there is positive total shareholder return (e.g. share price increase) as measured to the 5-day (January 11-15, 2021) and (January 10-14, 2022) share price volume weighted average price (“VWAP”). There were 40,666 shares unvested and outstanding for the year ended April 30, 2021. As discussed in the Note 20, one of the executives, the President and CEO left the company as of June 18, 2021.

In January of 2021, the Company issued 344,723 performance-based stock options to employees and executives. The awards vest over 2 years provided there is positive total shareholder return (e.g. share price increase) as measured to the closing share price on January 14, 2022 and January 14, 2023. There were 343,456 shares unvested and outstanding for the year ended April 30, 2021.

The Company determined these awards contain a market- based condition and estimated the fair value using the Monte Carlo simulation model with the following assumptions:

	Twelve months ended April 30,
	2021	2020

Risk-free interest rate	1.2%	2.3%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	10.0	10.0
Expected volatility	76.0%- 136.5%	115.0%

The above assumptions were used to determine the weighted average per share fair value of $2.09 for performance stock options granted during the year ended April 30, 2021.

A summary of performance stock options under our stock incentive plans is detailed in the following table.

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual
	Underlying	Exercise	Term
	Options	Price	(In Years)
Outstanding as of April 30, 2020	81,347	$1.05	9.7
Granted	344,723	$2.93
Exercised	-	$-
Cancelled/forfeited	(1,280)	$2.90
Outstanding as of April 30, 2021	424,790	$2.57	9.5
Exercisable as of April 30, 2021	40,668	$1.05	8.7

As of April 30, 2021, the total intrinsic value of both outstanding and exercisable performance stock options was approximately $0.1 million. As of April 30, 2021, approximately 384,122 additional options were unvested, which had an intrinsic value of $0.1 million and a weighted average remaining contractual term of 9.8 years. There was approximately $0.1 million and $10,000 of total recognized compensation cost related to performance stock options during each of the twelve months ended April 30, 2021 and 2020, respectively. As of April 30, 2021, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock

Compensation expense for unvested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the year ended April 30, 2021 and 2020, the Company granted 10,000 and 13,513 shares subject to service-based vesting requirements.

A summary of unvested restricted stock under our stock incentive plans is as follows:

		Weighted
	Number	Average Price per
	of Shares	Share

Issued and unvested at April 30, 2020	13,513	$1.48
Granted	10,000	$2.93
Vested	(13,513)	$1.48
Cancelled/forfeited	-	$-
Issued and unvested at April 30, 2021	10,000	$2.93

There was approximately $49,000 and $15,000 of total recognized compensation cost related to restricted stock for the years ended April 30, 2021 and 2020, respectively. As of April 30, 2021, there was $21,000 of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 0.7 years.

In December 2019, the Company granted 51,547 shares, subject to service-based vesting requirements, to an employee that were granted outside the Company stock incentive plans. There was approximately $30,000 and $20,000 of total recognized compensation cost related to this award during each of the twelve months ended April 30, 2021 and 2020, respectively. As of April 30, 2021, there is zero of unrecognized compensation cost remaining related to this award.

(14) Fair Value Measurements

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

The fair value of the Company’s warrant liabilities (refer to Note 8) is based on the Black-Scholes option pricing model which is based on Level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are the quoted price of the Company’s common stock in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected life of the warrants. The fair value on a recurring basis as of April 30, 2021 and 2020 was near zero.

Unrealized gains of approximately zero and $6,000 for the twelve months ended April 30, 2021 and 2020, respectively, were included within “Gain due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	April 30, 2021	April 30, 2020

Dividend rate	0.0%	0.0%
Risk-free rate	0.01% - 0.02%	0.17% - 0.19%
Expected life (years)	0.2 - 0.6	1.2 - 1.6
Expected volatility	149.8%	81.8% - 112.7%

Besides the unrealized gain in fair value, there was no other activity to the balances in warrant liabilities during the twelve months ended April 30, 2021 and 2020, respectively.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the twelve months ended April 30, 2021 and 2020.

(15) Income Taxes

Loss before income taxes for the years ended April 30, 2021 and 2020 consisted of the following components:

	April 30, 2021	April 30, 2020
	(in thousands)

Domestic	$(14,392)	$(10,985)
Foreign	(368)	(262)
Total loss before income taxes	$(14,760)	$(11,247)

The income tax benefit for the years ended April 30, 2021 and 2020 consisted of state income tax benefits of zero and $0.9 million in each year from the sale of New Jersey net operating losses and research and development credits. Note that the 2021 benefit was received in FY2022.

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the U.S. federal income tax rate for the periods ended April 30, 2021 and 2020 to loss before income taxes as a result of the following:

	April 30, 2021	April 30, 2020

Computed expected tax (benefit)	(21.0)%	(21.0)%
Increase(reduction) in income taxes resulting from:
State income taxes, net of federal (benefit)	6.8%	2.9%
Federal research and development tax credits	(0.7)%	(0.5)%
Foreign rate differential	(1.3)%	5.2%
Other non-deductible expenses	(0.6)%	0.0%
Proceeds of sale of New Jersey tax (benefits)	0.0%	(8.0)%
Other	2.3%	5.2%
Increase in valuation allowance	14.5%	8.3%
Income tax (benefit)	0.0%	(7.9)%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2021	April 30, 2020
	(in thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$36,340	$33,740
Foreign net operating loss carryforwards	4,064	3,307
State operating loss carryforwards	581	1,598
Federal and New Jersey research and development tax credits	3,303	3,076
Stock compensation	346	311
Accrued expenses	158	131
Other	545	595
Net deferred tax assets before valuation allowance	45,337	42,758
Valuation allowance	(45,091)	(42,431)
Deferred tax assets	246	327

Deferred tax liability:
Lease liability	246	327
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2021 and 2020, based upon the level of historical taxable losses, valuation allowances of $45.1 million and $42.4 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $2.7 million during the year ended April 30, 2021 and decreased $0.7 million during the year ended 2020 respectively.

As of April 30, 2021, the Company had net operating loss carry forwards for federal income tax purposes of approximately $173.0 million, which begin to expire in fiscal 2022; $36.6 million of the federal carryforward has no expiration, but the deductibility of such federal net operating losses may be limited to 80% of our taxable income in future years. The Company also had federal research and development tax credit carry forwards of approximately $3.2 million as of April 30, 2021, which begins to expire in 2022. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that as a result of multiple ownership changes, as described in Section 382 of the Internal Revenue Code, its ability to utilize these NOL’s and research and development tax credit have been significantly limited.

In addition, as of April 30, 2021, the Company had state net operating loss carry forwards of approximately $21.3 million which begin to expire in 2039, which also may be limited to utilization limitations. Further, as of April 30, 2021, the Company had foreign net operating loss carry forwards of approximately $18.9 million. The ability to utilize these carry forwards may also be limited due to ownership changes.

New Jersey Net Operating Loss Transfer Program

During the years ended April 30, 2021 and 2020, the Company sold New Jersey State net operating losses and research and development credits (“NJ NOL”) in the amount of $12.0 million and $10.0 million, respectively, resulting in the recognition of income tax benefits of $1.0 million and $0.9 million, The proceeds of $0.9 million for fiscal year 2020 were recorded in the Company’s Statement of Operations. The sale of the fiscal year 2021 NJ NOL was not completed until May, 2021. The Company received proceeds of $1.0 million for fiscal year 2021 in May, 2021 and recorded the amount to the Company’s Statement of Operations in fiscal year 2022. New Jersey-based technology or biotechnology companies with fewer than 225 US employees may be eligible to sell net operating losses and research and development tax credits to unaffiliated corporations, up to a maximum lifetime benefit of $20 million per business.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed (see Note 17 to the Consolidated Financial Statements). At April 30, 2021 and 2020, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. The Company is currently going through a state income tax audit for fiscal years 2015 to 2020. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(16) Commitments and Contingencies

Employment Litigation

On June 10, 2014, the Company announced that it had terminated Charles Dunleavy as its Chief Executive Officer and as an employee of the Company for cause, effective June 9, 2014, and that Mr. Dunleavy had also been removed from his position as Chairman of the Board of Directors. On June 17, 2014, Mr. Dunleavy wrote to the Company stating that he had retained counsel to represent him in connection with an alleged wrongful termination of his employment. On July 28, 2014, Mr. Dunleavy resigned from the Board and the boards of directors of the Company’s subsidiaries. On August 28, 2018, counsel for Mr. Dunleavy filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand named Ocean Power Technologies, Inc. as the respondent and alleged various claims and sought declaratory relief and permanent injunction. The demand sought damages in the amount of $5.0 million for compensatory and punitive damages, plus interest and attorneys’ fees as well as certain equitable relief. On November 8, 2018, the Company through counsel responded to the demand for arbitration, denied all allegations, and asserted various affirmative defenses. The final day of hearing occurred in Princeton, New Jersey on July 15, 2020. Post-hearing briefs were filed on September 22, 2020. Following those filings, the panel issued two interim awards finding, among other things, that the termination for cause of Mr. Dunleavy was in breach of his employment contract and awarding him compensatory damages in the amount of $438,255. The panel denied Mr. Dunleavy’s claims for defamation and injunctive and declaratory relief. The panel also awarded Mr. Dunleavy attorneys’ fees, costs and pre-judgment interest. The Company agreed, on May 24, 2021, to pay Mr. Dunleavy $1,223,963, representing the total compensatory damages, attorneys’ fees, costs and pre-judgment interest, which is the full amount awarded by the panel. This was paid in full on May 26, 2021 and the matter is now closed. This amount has been accrued in the April 30, 2021 financial statements.

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. In connection with the tax audit, the Spanish tax inspector challenged the Company’s recognition of grant funds received in 2011 to 2014 from the European Commission in connection with the Company’s Waveport project. On July 30, 2018, the inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. On August 30, 2018, the Company filed an administrative appeal of the penalty and its underlying conclusions. During the three months ended July 31, 2020, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,870 or approximately $331,000. In the quarter ended October 31, 2020, the Company recorded an additional reserve of €117,146 (or approximately $154,000) to Selling, general and administrative costs in the Statement of Operations making the total reserve €279,870, which amount was paid by the Company to the Spanish Tax Administration on January 25, 2021. As of April 30, 2021, and 2020, the Company has reserved zero and €162,724 (or approximately $177,000), respectively. The penalty was recorded in Accrued expenses in the Consolidated Balance Sheets. The Company has appealed the decision of the Tribunal tax assessment to the Spanish National Court.

(17) Acquisition of 3dent Technologies, LLC

On February 1, 2021, the Company acquired all of the outstanding equity interest of 3Dent, a Houston, Texas based company that offers offshore energy engineering and design services that are complementary to OPT’s technology and products. In consideration for the purchase, the Company issued 361,991 shares of its common stock to the seller, subject to a 12-month post acquisition employment. In addition, the former owners of 3Dent will be eligible for awards of performance stock with a potential value of $360,000 if certain revenue targets are achieved over the next 12 months.

The Company accounted for the transaction as a business combination under ASC 805, “Business Combinations.” Accordingly, the assets and liabilities acquired were recorded at their estimated fair value on the date of acquisition. Under ASC 805, acquisition-related transaction costs (such as advisory, legal, valuation, other professional fees) were expensed in the Consolidated Statement of Operations in the period incurred. The Company recognized $152,000 of acquisition-related costs and these costs are included in the Consolidated Statement of Operations in Selling, general and administrative expenses.

The fair value of common stock issued by the Company in connection with the 3Dent acquisition was as follows (in thousands):

Fair value of base purchase price	$1,452
Less discount for lack of marketability	(290)
Adjusted fair value	1,162

The adjusted fair value of $1.2M represents the fair value of the shares issued to the sellers adjusted for the lack of marketability since the shares are restricted for one year from the date of acquisition. The Company has a right of return of the shares if any one of the sellers terminates his employment with the Company (other than for Good Reason) or has his employment terminated by the Company (for Cause), in each case prior to the one-year anniversary of the date of the agreement. In such case, the applicable seller will automatically surrender to the Company and forfeit all ownership of his shares. As such, the adjusted fair value of the common stock to the extent of the estimated fair value of the identifiable tangible and intangible net assets acquired has been reflected as the acquisition price and the remainder will be recognized as compensation expense over the course of the one year period of this contract.

The following table summarizes the fair value of the net assets acquired (in thousands):

Cash	$100
Accounts receivable	94
Prepaid expenses	5
Right of use asset	95
Fixed assets	20
Identifiable intangibles	280
Accounts payable and accrued expenses	(21)
Lease liability	(96)
Total net assets acquired, excluding goodwill	$477

The acquisition date fair values of identifiable intangible assets acquired are as follows (in thousands):

Trade name	$130
Customer relationships	150
Fair value of identifiable intangibles assets	$280

The fair value of the acquired identified intangibles assets were calculated with the assistance of an independent third-party valuation firm and were determined through a variety of valuation techniques. The identifiable intangibles consist of 3Dent trade name and customer relationships. The intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets. The trade name and customer relationship intangible are being amortized over 12 years and 10 years respectively, which is consistent with the pattern of economic benefit of the assets.

The amounts of revenue and net loss of 3Dent included in the Company’s Consolidated Statement of Operations from the date of acquisition to April 30, 2021 were as follows (in thousands):

Revenue	$35
Net loss	(463)

Net loss includes $231,201 equity compensation expense related to the performance stock issued to the sellers as part of the acquisition.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and 3Dent as if the companies had been combined as of May 1, 2019. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of 3Dent to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on May 1, 2019. The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of May 1, 2019.

	Twelve months ended April 30,
	2021	2020

Revenue	$1,600	$2,772
Net loss	(14,915)	(10,406)
Basic and diluted net loss per share	$(0.50)	$(1.44)

(18) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents management’s view of the Company’s operations. The Company operates on a worldwide basis with one operating company in the U.S. and operating subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. Geographic information is as follows:

	Year Ended April 30, 2021
	America	Europe	Australia	Total
	(in thousands)

Revenues from external customers	$1,206	$-	$-	$1,206
Operating loss	(13,211)	(359)	(22)	(13,592)
Long-lived assets	406	-	-	406
Total assets	86,085	19	273	86,377

	Year Ended April 30, 2020
	North		Asia and
	America	Europe	Australia	Total
	(in thousands)

Revenues from external customers	$1,682	$-	$-	$1,682
Operating loss	(11,110)	(234)	(21)	(11,365)
Long-lived assets	499	-	-	499
Total assets	13,251	36	251	13,538

(19) Subsequent Event

On June 18, 2021, the Board of Directors appointed Philipp Stratmann as its new President and Chief Executive Officer (CEO), and a Director. Mr. Stratmann previously served as OPT’s Vice President of Global Business Development since 2019. In addition, the Board of Directors elevated Matthew T. Shafer’s role, to Senior Vice President, Chief Financial Officer and Treasurer. Lastly, George H. Kirby, former President and CEO departed the Company.

