Form 10-K/A
period 2021-04-30
Ocean Power Technologies, Inc.
filed 2021-08-27
CIK 1378140

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $40.8 million based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Capital Market, the exchange on which the common stock was traded on such date.

The number of shares outstanding of the registrant’s common stock as of August 25, 2021, was 52,458,011.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Ocean Power Technologies, Inc. (“we”, “us”, “our” or the “Company”) Annual Report on Form 10-K for the fiscal year ending April 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on July 19, 2021 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed within 120 days after the end of our fiscal year ended April 30, 2021.

We are filing this Amendment to include Part III information in our Form 10-K because the Company’s definitive proxy statement containing such information will not be filed on or before 120 days after our fiscal year end.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which may have taken place at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

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

Name	Age	Position(s) with the Company	Served as Director From
Terence J. Cryan	59	Chairman of the Board	2012
Philipp Stratmann	42	President, Chief Executive Officer and Director	2021
Clyde W. Hewlett	66	Independent Director	2020
Diana G. Purcel	55	Independent Director	2020
Peter E. Slaiby	63	Independent Director	2020

Terence J. Cryan has been a member of our Board of Directors since October 2012 and Chairman of the board since June 2014. Mr. Cryan was our lead independent director from October 2013 to June 2014 when he became Chairman of the Board. Mr. Cryan currently serves as a Managing Director of MACCO Restructuring Group, LLC, which provides qualified interim leadership and advice to stakeholders across a broad spectrum of business sectors. Since August 2017, Mr. Cryan has served as the Chairman of the Board of Westwater Resources, Inc. Mr. Cryan has served on the boards of directors of a number of other publicly traded companies including Uranium Resources, Inc. from 2006 to 2016; Global Power Equipment Group Inc. from 2008 to 2017; Superior Drilling Products from May 2014 to 2016; Gryphon Gold Corporation from 2009 to 2012; and The Providence Service Corporation from 2009 to 2011. Mr. Cryan served as President and CEO of Global Power Equipment Group Inc., from March 2015 until July 2017. From September 2012 until April 2013, Mr. Cryan served as interim President and CEO of Uranium Resources, Inc., and was elected as Chairman of the Board of Directors of Uranium Resources, Inc. in June 2014 and served until March 2016. Mr. Cryan earned his Bachelor of Arts degree from Tufts University in 1983 and a Master of Science degree in Economics from The London School of Economics in 1984. In December 2014, Terence Cryan was named a Board Leadership Fellow by the National Association of Corporate Directors. We believe Mr. Cryan’s qualifications to sit on our Board of Directors include his significant experience in financial matters, his prior board and executive management experience at other companies, his broad energy industry background and his extensive expertise in financings, mergers and acquisitions.

Philipp Stratmann has served as our President, Chief Executive Officer and a member of our Board of Directors since June 2021. Prior to this, Mr. Stratmann served as Vice President – Global Business Development of the Company since 2019. Prior to that, he was Vice President, Biofuels for Velocys, which he joined in 2015 as Business Development Director. He previously served as General Manager Global Development and West Africa for InterMoor and has held leadership positions with Acteon Group and Ernst & Young, in addition to experience with VT Group and Shell. He is a graduate of the United Kingdom’s University of Southampton, where he received his Engineering Doctorate and his Master of Engineering degree in Ship Science. We believe Mr. Stratmann’s significant leadership experience in the energy and maritime industries qualifies him to serve on our Board of Directors.

Clyde W. Hewlett has served on the Board of Directors since December 2020. Mr. Hewlett has over 40 years of experience in offshore engineering design, manufacturing, and operations. Mr. Hewlett has served on the Board of Directors of Seismic City, Inc. since April 2000. From 2015 until 2019, Mr. Hewlett served as Chief Operating Officer (COO) of Oceaneering International, Inc., a global provider of engineered services and products to the offshore energy industry as well as the defense, entertainment, and aerospace industries. Prior to his service as COO, Mr. Hewlett was the Senior Vice President for Projects (from 2007 to 2015) and a Vice President and Project Manager (1988 to 2007) with Oceaneering International, Inc. Prior to joining Oceaneering, Mr. Hewlett worked as in various project engineering and project management roles with Vetco Gray, Inc. (from 1987 to 1988), with Hughes Offshore (from 1985 to 1987), with CanOcean Resources, Ltd. (from 1979 to 1984) and with Esso Canada (from 1978 to 1979). Mr. Hewlett obtained his Bachelor of Engineering in Mechanical Engineering from Memorial University of Newfoundland, Canada in 1978. We believe that Mr. Hewlett’s significant engineering, manufacturing and operational experience in the offshore environment qualifies him to serve on our Board of Directors.

Diana G. Purcel has served on the Board of Directors since December 2020. Ms. Purcel has 20 years of experience as a Chief Financial Officer (CFO) including 17 years with small cap publicly traded companies. Ms. Purcel currently serves on the Board of Directors for the Animal Humane Society (since 2017) and she previously served on the Board of Directors of Now Boarding (from 2019 to 2021 when the company was sold) and for Multicultural Foodservice and Hospitality Alliance (from 2005 to 2008), including service as the Chair of its Audit Committee. From 2018 until 2019, Ms. Purcel served as Executive Vice President and CFO for iMedia Brands, Inc. (formerly Evine Live, Inc.), an interactive video and digital commerce company. From 2014 until 2017, Ms. Purcel served as the CFO for Cooper’s Hawk Winery & Restaurants, LLC, which operated restaurants, manufactured private-label wines, and managed the largest wine club in the world. From 2003 until 2014, Ms. Purcel served as CFO, Chief Accounting Officer and Corporate Secretary for BBQ Holdings, Inc. (formerly Famous Dave’s of America, Inc.), which franchised and operated a casual dining restaurant chain in over 35 states. From 1999 until 2003, Ms. Purcel served as CFO, Chief Accounting Officer and Secretary for Paper Warehouse, Inc., a party-good retailer and franchisor in 10 states. Ms. Purcel has also worked with Arthur Andersen LLP (1988 to 1993) and with other companies including Target Corporation (from 1994 to 1998). Ms. Purcel obtained her Bachelor of Science in Management, with a concentration in Accounting, from Tulane University in 1988, and is a certified public accountant (inactive). We believe that Ms. Purcel’s significant financial experience as a CFO in numerous public and private entities qualifies her to serve on our Board of Directors.

Peter E. Slaiby has served on the Board of Directors since December 2020. Mr. Slaiby has over 39 years of experience in the oil and gas industry including over 37 years working with Royal Dutch Shell. Mr. Slaiby serves on the Board of Directors for Glacier Oil and Gas (since 2019) and The Harris School in Houston, Texas (since 2017). Previously Mr. Slaiby served on the Board of Directors for the Alaska Oil & Gas Association (from 2009 to 2014) including as its Chairman (in 2014) and served on the Chancellors Advisory Board for University of Alaska – Anchorage (from 2010 to 2013). Slaiby is serving as the Managing Director for Quartz Upstream (since 2017) and is serving as Managing Partner for Floris Energy (since April 2020). From 2019 to 2020, Mr. Slaiby was a co-founder for Novara Energy. From 1980 to 2017, Mr. Slaiby worked with Shell in various roles: as Vice President, Decommissioning and Restoration, as Vice President, Shell Alaska, and as Asset Manager – Brunei and UK Shell Petroleum. Mr. Slaiby also worked with Pecten (a Shell subsidiary) as Technical Manager – Cameroon, as Project and Technical Manager – Brazil, and as Project Manager – Syria. Mr. Slaiby began his professional career in 1980 working for Shell Oil Company in various production roles in the Gulf of Mexico. Mr. Slaiby obtained his Bachelor of Engineering in Mechanical Engineering from Vanderbilt University in 1980. We believe that Mr. Slaiby’s significant experience in the oil and gas industry qualifies him to serve on our Board of Directors.

Executive Officers

We have one executive officer who is not a director:

Name	Age	Position with Ocean Power Technologies, Inc.

Matthew T. Shafer	50	Senior Vice President, Chief Financial Officer and Treasurer

Matthew T. Shafer joined the Company in 2016 as Chief Financial Officer and Treasurer of the Company and was promoted to Senior Vice President in June 2021. Mr. Shafer previously served as a Vice President of Finance for CBIZ (NYSE: CBZ), formerly CMF Associates, from May 2015 where he led teams in providing finance solutions for high-growth organizations within CMF. Prior to that Mr. Shafer served as a Business Unit Chief Financial Officer at Bausch Health Companies (NYSE: BHC), formerly Valeant Pharmaceuticals International, a large global publicly traded company that develops, manufactures, markets and sells specialty pharmaceuticals and medical devices. He held this Finance Leadership role for the Valeant Dentistry, Generics and Neurology business units, and had worked closely with commercial operations and corporate level teams on numerous product launches, sales force expansions, mergers and acquisitions, financial systems integrations, and internal controls. Mr. Shafer has a foundation in Public Accounting working at Arthur Andersen LLP. Mr. Shafer holds a Bachelor of Science in Accounting from The Stillman School of Business at Seton Hall University, an MBA in Finance from Rutgers Business School in New Brunswick, N.J. and is a Certified Public Accountant.

Audit Committee

The members of our Audit Committee are Diana G. Purcel, Peter E. Slaiby, and Terence Cryan. Until December 23, 2020, the members of the Audit Committee were Dean J. Glover, Steven M. Fludder and Robert K. Winters. Messrs. Glover, Fludder and Winters did not stand for re-election at the December 2020 annual meeting. Ms. Purcel is the chair of the Audit Committee. The Board of Directors has determined that Ms. Purcel is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee met 4 times in fiscal 2021. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by 303A.02 of the NYSE American Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Audit Committee assists our Board of Directors in its oversight of the integrity of our consolidated financial statements, our independent registered public accounting firm’s qualifications, independence and performance.

Our Audit Committee’s responsibilities include: appointing, approving the compensation of, and assessing the independence of, our independent registered public accounting firm; overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from our independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures; monitoring our internal controls over financial reporting, disclosure controls and procedures and code of business conduct and ethics; establishing procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our independent registered public accounting firm and management; and preparing the Audit Committee report required by SEC regulations.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer and principal financial officer) and directors. The Code of Business Conduct and Ethics is posted on our website at www.oceanpowertechnologies.com and can also be obtained free of charge by sending a request to our Secretary at 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831. Any changes to or waivers under the Code of Business Conduct and Ethics as it relates to our chief executive officer, chief financial officer, controller, or persons performing similar functions must be approved by our Board of Directors and will be disclosed in a Current Report on Form 8-K within four business days of the change or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in fiscal 2021 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

For Board service year 2021, the Board of Directors approved, for each non-employee director, an annual payment of $45,000 and 10-year, non-qualified stock option to purchase shares of Company stock equal in value to $50,000, based on the Black-Scholes formula, with such option award to vest entirely, if at all, at the next annual meeting of stockholders or one year from award date, whichever is earlier. Each non-employee director also receives a per annum supplement ranging from $8,000 to $9,600 for each committee that they chair. In addition, the Chairman of the Board annually receives an additional $38,000.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by the Nominating and Corporate Governance Committee of our Board of Directors.

The following table summarizes compensation paid to each of our non-employee directors who served during fiscal year 2021.

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards	Total
Name (1)	($) (2)	($)	($) (3)	($)

Terence J. Cryan	88,839	-	50,000	138,839

Dean J. Glover (4)	39,776	-	-	39,776

Steven M. Fludder (4)	38,610	-	-	38,610

Clyde W. Hewlett (5)	14,532	-	50,000	64,532

Kristine S. Moore (4)	49,153	-	-	49,153

Diana G. Purcel (5)	14,971	-	50,000	64,971

Peter E. Slaiby (5)	12,339	-	50,000	62,339

Robert K. Winters (4)	32,782	-	-	32,782

(1)	George H. Kirby III, the Company’s President and Chief Executive Officer during fiscal year 2021, is not included in this table as he was an employee of the Company and thus received no compensation for his service as a Director. The compensation received by Mr. Kirby during fiscal year 2021 as an employee of the Company is shown in the Summary Compensation Table. Mr. Kirby resigned from the Company on June 18, 2021.

(2)	Fees earned or paid in cash reflect annual retainer and committee meeting fees.

(3)	Stock options granted to directors vest fully on the date of the first annual shareholders meeting following the grant date. The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 14 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021.

(4)	Board member did not seek re-election at the 2020 Annual Meeting of Stockholders and resigned from the Board on December 23, 2020.

(5)	First elected to the Board at the 2020 Annual Meeting of Stockholders on December 23, 2020.

The following table summarizes grants during fiscal year 2021.

	Stock	Option
Name	Awards	Awards (1)	Total

Terence J. Cryan	-	19,129	19,129

Clyde W. Hewlett	-	19,129	19,129

Diana G. Purcel	-	19,129	19,129

Peter E. Slaiby	-	19,129	19,129

(1)	During fiscal year 2021, each non-executive board member was granted stock options exercisable for 19,129 shares of common stock for Board service.

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

Compensation Objectives and Philosophy

Our compensation programs are designed to attract and retain qualified and talented executives, motivating them to achieve our business goals and rewarding them for superior short- and long-term performance when that performance has been properly demonstrated. In particular, our compensation programs are intended to reward the achievement of specified predetermined quantitative and qualitative goals and to align our executives’ interests with those of our stockholders in order to attain the ultimate objective of increasing stockholder value.

Elements of Total Compensation and Relationship to Performance

Key elements of these programs include:

●	base salary compensation designed to reward annual achievements, with consideration given to the executive’s qualifications, scope of responsibility, leadership abilities and management experience and effectiveness;
●	short-term incentive program that provides yearly cash bonus awards, where warranted, that are designed to align executive compensation with pre-determined business objectives and demonstrated performance; and
●	long-term incentive programs that provide equity-based incentive compensation, over one-to-three year periods, which are primarily in the form of stock options and restricted stock, the value of which is dependent upon the performance of our Common Stock, and which is subject to multi-year vesting that requires continued service and/or the attainment of certain performance goals.

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

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended April 30, 2021, and 2020 to our named executive officers.

					Option	All Other
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Awards ($)(3)	Compensation ($)	Total ($)

George H. Kirby III (6)	2021	391,140	58,671	-	374,919	1,500 (4)	826,230
Former President and	2020	391,140	-	-	70,356	58,805 (4)	520,301
Chief Executive Officer

Matthew T. Shafer	2021	253,125	25,313	-	215,863	10,139 (5)	504,439
Senior Vice President,	2020	253,125	-	-	34,320	7,277 (5)	294,722
Chief Financial Officer and Treasurer

(1)	Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements, due to increases in salary levels and payments for unused vacation during each fiscal year.

(2)	This amount represents bonuses earned by the named executive officers for fiscal year 2021. For these amounts, the Compensation Committee exercised negative discretion to reduce the bonus target from 25% to 20% based on the Company’s results of operations. For fiscal year 2020, a recommendation was made by management that no bonuses or merit increases would be paid for any and all employees of the Company, and the Board of Directors accepted that recommendation.

(3)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 14 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021.

(4)	For fiscal year 2021, the amount of $1,500 relates to the Company’s matching contributions to the 401(K) Plan. For fiscal year 2020, the amount of $58,805 includes $50,000 for relocation expenses, and $8,805 relates to the Company’s matching contributions to the 401(K) Plan.

(5)	For fiscal year 2021, the amount of $10,139 relates to the Company’s matching contributions to the 401(K) Plan.For fiscal year 2020, the amount of $7,277 relates to the Company’s matching contributions to the 401(K) Plan.

(6)	Mr. Kirby resigned from the Company on June 18, 2021.

Employment Agreements

George H. Kirby III – Former President, Chief Executive Officer and Director

A discussion of Mr. Kirby’s employment agreement is not included, as he is no longer an officer or director of the Company.

Matthew T. Shafer - Senior Vice President, Chief Financial Officer and Treasurer

On August 23, 2016, and in connection with his hiring by the Company, Mr. Shafer entered into an employment agreement with the Company, to be effective on September 7, 2016 (the “Shafer Employment Agreement”). Under the Shafer Employment Agreement, Mr. Shafer was entitled to an initial annual base salary of $220,000 subject to adjustment upon annual review by the Company’s Board of Directors, was subsequently increased to $250,000 on October 18, 2017, to $253,125 on May 1, 2018, and $265,781 on May 1, 2021. Mr. Shafer is also eligible to earn discretionary incentive bonuses and incentive compensation. He is also entitled to participate in all Company employee benefit plans.

Upon the termination of his employment other than for cause, or if he terminates his employment for good reason (as such terms are defined in the Shafer Employment Agreement), Mr. Shafer has the right to receive severance payments equal to six months of his base salary. Pursuant to this agreement, Mr. Shafer is also subject to covenants regarding confidentiality, non-competition and non-solicitation during and after the term of his employment.

2021 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2021:

	Option Awards					Stock Awards
							Market
	Numbers of	Numbers of				Number of	Value of
	Shares	Shares				Shares or	Shares or
	Underlying	Underlying				Units of	Units of
	Unexercised	Unexercised	Option	Option		Stock That	Stock That
Name and	Options (#)	Options (#)	Exercise	Expiration		Have Not	Have Not
Principal Position	Exercisable	Unexercisable	Price ($)	Date		Vested (#)	Vested ($)

George H. Kirby III (11)	10,000		$8.20	12/7/2028	(1)
Former President and	13,667	13,666	$1.05	1/16/2030	(2)
Chief Executive Officer	27,334	27,333	$1.05	1/16/2030	(3)
		55,000	$2.93	1/14/2031	(4)
		110,000	$2.93	1/14/2031	(5)

Matthew T. Shafer	5,750		$8.20	12/7/2028	(6)
Senior Vice President,	6,667	6,666	$1.05	1/16/2030	(7)
Chief Financial Officer and	13,334	13,333	$1.05	1/16/2030	(8)
Treasurer		31,667	$2.93	1/14/2031	(9)
		63,333	$2.93	1/14/2031	(10)

(1)	Represents stock options granted December 7, 2018 relating to an aggregate of 10,000 shares of which 100% are exercisable.

(2)	Represents stock options granted on January 16, 2020 relating to an aggregate of 27,333 shares which vest over a two- year period based on service requirements.

(3)	Represents stock options, with market based conditions, granted on January 16, 2020 relating to an aggregate of 54,667 shares which vest over a two- year period when certain market price targets are met.

(4)	Represents stock options granted on January 14, 2021 relating to an aggregate of 55,000 shares which vest over a two- year period based on service requirements.

(5)	Represents stock options, with market based conditions, granted on January 14, 2021 relating to an aggregate of 110,000 shares which vest over a two- year period when certain market price targets are met.

(6)	Represents stock options granted December 7, 2018 relating to an aggregate of 5,750 shares of which 100% are exercisable.

(7)	Represents stock options granted on January 16, 2020 relating to an aggregate of 13,333 shares which vest over a two- year period based on service requirements.

(8)	Represents stock options, with market based conditions, granted on January 16, 2020 relating to an aggregate of 26,667 shares which vest over a two- year period when certain market price targets are met.

(9)	Represents stock options granted on January 14, 2021 relating to an aggregate of 31,667 shares which vest over a two- year period based on service requirements.

(10)	Represents stock options, with market based conditions, granted on January 14, 2021 relating to an aggregate of 63,333 shares which vest over a two- year period when certain market price targets are met.

(11)	Mr. Kirby resigned from the Company on June 18, 2021.

Potential Payments upon Termination of Employment or Change in Control

The following information sets forth the terms of potential payments to each of our named executive officers in the event of a termination of employment. We did not include information for Mr. Kirby since he is no longer employed by the Company.

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

Termination upon Failure to Renew by the Company. The employment agreement for Mr. Shafer does not contain provisions for payments in this event.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of August 20, 2021, by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer (c) each director, and (d) all executive officers and directors as a group.

The Percentage of Common Stock outstanding is based on 52,458,011 shares of our Common Stock outstanding as of August 20, 2021. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of August 20, 2021 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by such person, subject to community property laws, where applicable. The street address of each beneficial owner shown in the table below is c/o Ocean Power Technologies, Inc., 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Terence J. Cryan (1)	32,197	*
Philipp Stratmann (2)	28,995	*
Matthew T. Shafer (3)	26,873	*
Clyde W. Hewlett (4)	-	*
Diana G. Purcel (5)	-	*
Peter E. Slaiby (6)	-	*

All directors and executive officers as a group (6 individuals)	88,065	*

* Represents a beneficial ownership of less the one percent of our outstanding common stock

(1)	Beneficial ownership includes 361 shares of our common stock and 31,836 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 20, 2021.

(2)	Beneficial ownership includes 28,995 shares of our common stock.

(3)	Beneficial ownership includes 1,122 shares of our common stock and 25,751 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 20, 2021.

(4)	Mr. Hewlett joined the Board on December 23, 2020 and does not have any ownership of our common stock or options that are currently exercisable or exercisable within sixty days of August 20, 2021.

(5)	Ms. Purcel joined the Board on December 23, 2020 and does not have any ownership of our common stock or options that are currently exercisable or exercisable within sixty days of August 20, 2021.

(6)	Mr. Slaiby joined the Board on December 23, 2020 and does not have any ownership of our common stock or options that are currently exercisable or exercisable within sixty days of August 20, 2021.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2021, with respect to our equity compensation plans:

			Number of Shares
	Number of Shares		Remaining Available for
	to be Issued Upon		Future Issuance Under
	Exercise of Outstanding	Weighted-Average	Equity Compensation
	Options and Restricted	Exercise Price of	Plans (Excluding Shares
Plan category	Stock	Outstanding Options	Reflected in First Column)

Equity compensation plans approved by shareholders:
Stock Options	941,617	$3.29	197,166	(1)
Restricted Stock	10,000	N/A

Equity compensation plans not approved by shareholders:
Stock Options	-	-	-
Restricted Stock	-	N/A	11,487	(2)

(1)	Consists of shares of our common stock available for issuance under the 2015 Omnibus Incentive Plan.

(2)	Consists of shares of our common stock available for issuance under the 2018 Employee Inducement Incentive Award Plan.

Our equity compensation plans consist of a 2006 Stock Incentive Plan and a 2015 Omnibus Incentive Plan which were approved by our stockholders. Once the 2015 Omnibus Incentive Plan was approved by the stockholders on October 22, 2015, no further stock options or other awards were awarded under the 2006 Stock Incentive Plan and it was terminated. Shares that are forfeited under the 2006 Stock Incentive Plan on or after October 22, 2015, will become available for issuance under the 2015 Omnibus Incentive Plan.

The equity compensation plan that has not been approved by our shareholders is our 2018 Employee Inducement Incentive Award Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Determination of Independence

Under applicable NYSE American rules, a director will only qualify as an “independent director” if they are not an executive officer or employee of the Company, and, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has determined that all of our current directors are “independent directors” within the meaning of the applicable listing standards of the NYSE American, except for Philipp Stratmann who is our President and Chief Executive Officer.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

On September 16, 2020, the Audit Committee dismissed KPMG LLP as the Company’s independent registered public accounting firm. The Audit Committee, effective as of September 18, 2020, appointed EisnerAmper, LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ended April 30, 2021.

The following table summarizes the fees of KPMG LLP and EisnerAmper, LLP, our independent registered public accounting firms, billed to us for each of the last two fiscal years.

 Eisner Amper Audit and Tax Fees

	Fiscal Year 2021	Fiscal Year 2020

Audit Fees (1)	$150,800	$-
Audit- Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees (3)	-	-

Total Fees	$150,800	$-

KPMG Audit and Tax Fees

	Fiscal Year 2021	Fiscal Year 2020

Audit Fees (1)	$153,584	$305,647
Audit- Related Fees	-	-
Tax Fees (2)	-	9,635
All Other Fees (3)	-	1,780

Total Fees	$153,584	$317,062

(1)	Audit Fees consist of fees for the audit and quarterly reviews of our consolidated financial statements and other professional services provided in connection with the statutory and regulatory filings or engagements. Fiscal year 2021 and 2020 audit fees include fees for due diligence, comfort letters and consents of $97,750 and $57,500, respectively, related to several equity offerings, and $15,000 during fiscal year 2021 in relation to the change in the Company’s Independent Registered Public Accounting Firm.

(2)	Tax Fees include fees for tax consulting and tax return preparation assistance and review.

(3)	All Other Fees for fiscal 2021 and 2020 includes subscription fee for KPMG’s accounting research tool.

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

All audit services and all non-audit services in fiscal years 2021 and 2020 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed June 23, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).
3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).
4.1	Specimen certificate of Common Stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
4.3	Description of Company Securities.
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.3	Employment Agreement, dated December 29, 2014, between George H. Kirby and Ocean Power Technologies, Inc. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 11, 2015).*
10.4	Form of Securities Purchase Agreement dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on June 2, 2016).
10.5	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10.6	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.7	Stipulation and Agreement of Class Settlement dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016).
10.8	Agreement by and between Ocean Power Technologies, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd dated May 31, 2016 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K/A filed on June 6, 2016).

10.9	Form of the Securities Purchase Agreement, dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 2, 2016).
10.10	Form of Amendment No. 1 to the Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10.11	Form of Amendment No. 2, dated as of July 21, 2016, to the Securities Purchase Agreement, dated as of June 2, 2016, by and among Ocean Power Technologies, Inc. and the investor’s signatory thereto, and (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed July 21, 2016).
10.12	Form of Subscription Agreement, dated July 22, 2016 between the Company and the Purchasers thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2016).
10.13	Employment Letter between the Company and Matthew Shafer dated August 23, 2016, (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).
10.14	Agreement by and between the Company and the U.S. Office of Naval Research dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016).
10.15	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.16	Form of Restricted Stock Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.17	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.18	Contract between Harbour Energby UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.19	Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018). *
10.20	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.21	Form of Warrant Agency Agreement by and between the Company and Computershare Trust Company, N.A. collectively as warrant agent (incorporated by reference to Exhibit 4.7 to Amendment No.2 to the Company’s Registration Statement on Form S-1 (file No. 333-230199, filed with the SEC on April 3, 2019).
10.22	Form of Common Warrant ((incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on April 5, 2019).
10.23	Form of Pre-Funded Warrant ((incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on April 5, 2019).
10.24	Warrant Agency Agreement between Ocean Power Technologies, Inc. and Computershare Trust Company, N.A. dated April 8, 2019 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on April 8, 2019).
10.25	Contract amendment between Harbour Energy UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.26	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).
10.27	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019). +
10.28	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019). +

10.29	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.30	U.S. Small Business Administration Note dated May 3, 2020 of Ocean Power Technologies, Inc. in favor of Santander Bank, N.A. as the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.31	Loan Agreement dated May 3, 2020 between Santander Bank, N.A. and Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.32	Common Stock Purchase Agreement, dated September 18, 2020, between Ocean Power Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).
10.33	Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).
10.34	Sales Agreement, dated November 20, 2020, by and between Ocean Power Technologies, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020.
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended April 30, 2021).
23.1	Consent of EisnerAmper LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on July 19, 2021).
23.2	Consent of KPMG (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed with the SEC on July 19, 2021).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2020 and 2019, (ii) Consolidated Statements of Operations - for the years ended April 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2021 and 20120, (iv) Consolidated Statements of Stockholders’ Equity - for the years ended April 30, 2021 and 2020 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2021 and 2020, (vi) Notes to Consolidated Financial Statements.***

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

Date: August 27, 2021
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

President, Chief Executive Officer
/s/ Philipp Stratmann	and Director (Principal Executive Officer)	August 27, 2021
Philipp Stratmann

/s/ Matthew T. Shafer	Senior Vice President, Chief Financial Officer and Treasurer	August 27, 2021
Matthew T. Shafer	(Principal Financial and Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	August 27, 2021
Terence J. Cryan

/s/ Clyde W. Hewlett	Director	August 27, 2021
Clyde W. Hewlett

/s/ Diana G. Purcel	Director	August 27, 2021
Diana G. Purcel

/s/ Peter E. Slaiby	Director	August 27, 2021
Peter E. Slaiby

