Form 10-Q
period 2021-10-31
Ocean Power Technologies, Inc.
filed 2021-12-14
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of December 14, 2021, the number of outstanding shares of common stock of the registrant was 55,873,173.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to several factors, including market conditions, and our operating performance;

●	the impact of the COVID-19 pandemic and its variants on our business, operations, customers, suppliers and manufacturers and personnel;

●	future acquisitions, which may use significant resources, may be unsuccessful or may expose us to unforeseen liabilities, as well as our ability to integrate such acquisitions into our operations;

●	our estimates regarding expenses, future revenues, and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture commercially viable products;

●	our ability to successfully develop and market new products;

●	that we will be successful in our efforts to commercialize our products or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our products, services, and solutions;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology, products and solutions;

●	our ability to improve the power output, survivability and reliability of our products;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	October 31, 2021	April 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,630	$83,028
Restricted cash, short-term	384	384
Accounts receivable	180	350
Contract assets	325	190
Other current assets	560	487
Total current assets	74,079	84,439
Property and equipment, net	360	406
Intangibles, net	262	274
Right-of-use asset, net	897	1,036
Restricted cash, long-term	222	222
Total assets	$75,820	$86,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277	$687
Accrued expenses	1,576	1,881
Contract liabilities	117	—
Right-of-use liability, current portion	327	347
Litigation payable	—	1,224
Liability classified stock awards	60	60
Paycheck protection program loan- current	—	495
Total current liabilities	2,357	4,694
Paycheck protection program loan, less current portion	—	396
Right-of-use liability, less current portion	690	819
Total liabilities	3,047	5,909
Commitments and contingencies (Note 16)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 52,499,051 and 52,458,011 shares, respectively	52	52
Treasury stock, at cost; 21,040 shares	(338)	(338)
Additional paid-in capital	316,389	315,821
Accumulated deficit	(243,191)	(234,896)
Accumulated other comprehensive loss	(139)	(171)
Total shareholders’ equity	72,773	80,468
Total liabilities and shareholders’ equity	$75,820	$86,377

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2021	2020	2021	2020

Revenues	$247	$118	$519	$287
Cost of revenues	300	216	723	550
Gross loss	(53)	(98)	(204)	(263)

Operating expenses:
Engineering and product development costs	3,082	1,063	5,053	2,315
Selling, general and administrative costs	2,050	1,841	4,958	3,828
Total operating expenses	5,132	2,904	10,011	6,143
Operating loss	(5,185)	(3,002)	(10,215)	(6,406)

Interest income, net	19	8	38	20
Other expense, net	—	(33)	—	(33)
Gain on extinguishment of PPP loan	—	—	891	—
Foreign exchange (loss) gain	(5)	3	(5)	10
Loss before income taxes	(5,171)	(3,024)	(9,291)	(6,409)
Income tax benefit	—	—	1,041	—
Net loss	$(5,171)	$(3,024)	$(8,250)	$(6,409)
Basic and diluted net loss per share	$(0.10)	$(0.15)	$(0.16)	$(0.36)
Weighted average shares used to compute basic and diluted net loss per share	52,460,233	20,090,000	52,459,122	17,883,666

See accompanying notes to unaudited consolidated financial statements.

4

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in $000’s)

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2021	2020	2021	2020

Net loss	$(5,171)	$(3,024)	$(8,250)	$(6,409)
Foreign currency translation adjustment	1	(7)	(13)	8
Total comprehensive loss	(5,170)	(3,031)	(8,263)	(6,401)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Six Months Ended October 31, 2021
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2021	52,479,051	$52	(21,040)	$(338)	$315,821	$(234,896)	$(171)	80,468
Net loss	—	—	—	—	—	(8,250)	—	(8,250)
Share-based compensation	—	—	—	—	547	—	—	547
Proceeds from stock options exercises	20,000	—	—	—	21	—	—	21
Other comprehensive gain/(loss)	—	—	—	—	—	(45)	32	(13)
Balance, October 31, 2021	52,499,051	$52	(21,040)	$(338)	$316,389	$(243,191)	$(139)	$72,773

	Six Months Ended October 31, 2020
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2020	12,939,420	$13	(4,251)	$(302)	$231,101	$(220,136)	$(183)	10,492
Net loss	—	—	—	—	—	(6,409)	—	(6,409)
Share-based compensation	—	$—	—	$—	$223	$—	$—	223
Issuance of common stock- Aspire financing, net of issuance costs	5,525,000	5	—	—	3,236	—	—	3,241
Issuance of common stock- AGP At The Market offering, net of issuance costs	5,689,134	$6	—	$—	$6,088	$—	$—	6,094
Other comprehensive gain	—	—	—	—	—	—	8	8
Balances at October 31, 2020	24,153,554	$24	(4,251)	$(302)	$240,648	$(226,545)	$(175)	$13,650

	Three Months Ended October 31, 2021
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at August 1, 2021	52,479,051	$52	(21,040)	$(338)	$316,211	$(237,975)	$(185)	77,765
Net loss	—	—	—	—	—	(5,171)	—	(5,171)
Share-based compensation	—	—	—	—	157	—	—	157
Proceeds from stock options exercises	20,000	20	—	—	21	—	—	21
Other comprehensive gain/(loss)	—	—	—	—	—	(45)	46	1
Balance, October 31, 2021	52,499,051	52	(21,040)	(338)	316,389	(243,191)	(139)	72,773

	Three Months Ended October 31, 2020
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at August 1, 2020	18,624,816	$19	(4,251)	$(302)	$234,089	$(223,521)	$(168)	$10,117
Net loss	—	—	—	—	—	(3,024)	—	(3,024)
Share-based compensation	—	—	—	—	107	—	—	107
Issuance of common stock- Aspire financing, net of issuance costs	500,000	—	—	—	606	—	—	606
Issuance of common stock- AGP At The Market offering, net of issuance costs	5,028,738	5	—	—	5,846	—	—	5,851
Other comprehensive gain	—	—	—	—	—	—	(7)	(7)
Balances at October 31, 2020	24,153,554	$24	(4,251)	$(302)	$240,648	$(226,545)	$(175)	$13,650

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Six months ended October 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(8,250)	$(6,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	5	(10)
Depreciation of fixed assets	70	73
Amortization of intangible assets	12	—
Amortization of right of use asset	139	105
Loss on disposal of property, plant and equipment	—	2
Gain on extinguishment of PPP Loan	(891)	—
Stock-based compensation	547	223
Changes in operating assets and liabilities:
Accounts receivable	170	105
Contract assets	(135)	154
Other assets	(73)	(499)
Accounts payable	(410)	(72)
Accrued expenses	(305)	812
Change in lease liability	(147)	(110)
Contract liabilities	117	(56)
Litigation payable	(1,224)	—
Net cash used in operating activities	(10,375)	(5,682)
Cash flows from investing activities:
Purchase of property, plant and equipment	(24)	—
Net cash used in investing activities	(24)	—
Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loan	—	890
Proceeds from loan payable	—	467
Payments of loan payable	—	(117)
Proceeds from stock option exercises	21	—
Proceeds from issuance of common stock- Aspire financing net of issuance costs	—	3,241
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	—	6,094
Net cash provided by financing activities	21	10,575
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	27
Net (decrease) / increase in cash, cash equivalents and restricted cash	(10,398)	4,920
Cash, cash equivalents and restricted cash, beginning of period	83,634	10,930
Cash, cash equivalents and restricted cash, end of period	$73,236	$15,850

Supplemental disclosure of noncash operating activities:
Prepaid financing costs reported in accrued expenses	$—	$49

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

(b) Basis of Presentation

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

(c) Liquidity

For the six months ended October 31, 2021, and the fiscal year ended April 30, 2021, the Company incurred net losses of approximately $8.3 million and $14.8 million, respectively, and used cash in operations of approximately $10.4 million and $11.7 million, respectively. The Company has continued to make investments in ongoing product development efforts in anticipation of future growth, including its recent acquisition of Marine Advanced Robotics, Inc., as described in Note 19. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and integration of acquisitions, pending or threatened litigation, and the impact of COVID-19 and any variants on its business. The Company previously obtained equity financing through its At the Market Offering Agreement (“ATM”) with A.G.P/Alliance Global Partners (“AGP”) and through its equity line financing with Aspire Capital, but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. For fiscal year 2022 to date, management has not obtained any additional capital financing. Management believes the Company’s current cash balance of $72.6 million is sufficient to fund its planned expenditures through at least December 2022.

On January 7, 2019, the Company entered into an At the Market Offering Agreement with AGP (the “2019 ATM Facility”), under which the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $25.0 million. From inception of the program through its termination on December 8, 2020, under the 2019 ATM Facility, the Company sold and issued an aggregate of 17,595,472 shares of its common stock with an aggregate market value of $23.4 million at an average price of $1.33 per share, including 12,342,506 shares in fiscal year 2021 with an aggregate market value of $18.7 million at an average price of $1.51 per share and paid AGP a sales commission of approximately $0.8 million related to those shares. The agreement was fully utilized and terminated on December 8, 2020.

On November 20, 2020, the Company entered into another At the Market Offering Agreement with AGP (the “2020 ATM Facility”), having capacity up to $100.0 million. On December 4, 2020, the Company filed a prospectus with the Securities and Exchange Commission whereby, the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. From inception of the 2020 ATM Facility through October 31, 2021, the Company had sold and issued an aggregate of 17,179,883 shares of its common stock with an aggregate market value of $50.0 million at an average price of $2.91 per share and paid AGP a sales commission of approximately $1.6 million related to those shares. A prospectus supplement would need to be filed for the Company to sell an additional amount under the 2020 ATM Facility.

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

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeds the 19.99% limit of the outstanding common stock on the date of the agreement. Through October 31, 2021, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $1.0 million remaining on the facility as of October 31, 2021.

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

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account. The following table summarizes cash and cash equivalents as of October 31, 2021 and April 30, 2021:

	October 31, 2021	April 30, 2021
	(in thousands)
Checking and savings accounts	$713	$1,850
Money market account	71,917	81,178
	$72,630	$83,028

Restricted Cash and Security Agreements

The Company has a letter of credit agreement with Santander Bank, N.A. (“Santander”). Cash of $157,000 is on deposit at Santander and serves as security for a letter of credit issued by Santander for the lease of warehouse/office space in Monroe Township, New Jersey. This agreement cannot be extended beyond July 31, 2025 and is cancellable at the discretion of Santander.

Santander also issued two letters of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. The first letter of credit was issued in the amount of $126,000 that will be released 12 months after the PB3 PowerBuoy® (“PB3”) is fully deployed. The second letter of credit was issued in the amount of $645,000 and was reduced to $323,000 in August 2020. The second letter of credit will be reduced by $64,000 once the PB3 is fully deployed and passes final acceptance testing. The remaining restricted amount of $258,000 will be released 12 months after the buoy is fully deployed.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total to the same amounts shown in the Consolidated Statements of Cash Flows.

	October 31, 2021	April 30, 2021
	(in thousands)
Cash and cash equivalents	$72,630	$83,028
Restricted cash- short term	384	384
Restricted cash- long term	222	222
	$73,236	$83,634

(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash and cash equivalents. The Company believes that its current contracts do not represent a risk of collectability on its receivables. The Company invests its excess cash in a money market account and does not believe that it is exposed to any significant risks related to its cash and money market accounts. Cash and cash equivalents are also maintained at foreign financial institutions. Cash and cash equivalents in foreign financial institutions as of October 31, 2021 was $32,000.

The table below shows the amount of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Eni S.p.A.	$14	$72	$14	$99
Department of Energy	81	—	81	—
EGP	14	42	163	157
Clark Hill	30	—	37	—
Matthews	30	—	30	—
Valaris	47	—	135	—
Other (no customer over 10%)	31	4	59	31
	247	118	519	287

(e) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three and six months ended October 31, 2021 and 2020:

	Three months ended October 31,		Six months ended October 31,
	2021	2020	2021	2020
	(in thousands)
Engineering and product development	$125	$22	$342	$59
Selling, general and administrative	32	85	205	164
Total share-based compensation expense	$157	$107	$547	$223

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of October 31, 2021 and 2020. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs rather than evaluating whether the shipping and handling activities are promised services to the customer.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the six-month periods ended October 31, 2021 and 2020, all of the Company’s contracts were classified as firm fixed price.

As of October 31, 2021, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.3 million. The Company expects to recognize 100%, or $0.3 million, of the remaining performance obligations as revenue over the next twelve months.

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

Products and Solutions Leasing

The Company enters into lease arrangements with certain customers for their products and solutions. As of October 31, 2021, the Company had one lease arrangement with a remaining operating lease term of less than 7 months. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term which is presented in Revenues in the Consolidated Statements of Operations. The lease income for the six months ended October 31, 2021 and 2020 was immaterial.

(g) Net Loss per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The pre-funded warrants were determined to be common stock equivalents and have been included in the weighted average number of shares outstanding for calculation of the basic earnings per share number. Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, warrants on common stock and unvested restricted stock issued to employees and non-employee directors, were excluded from the diluted loss per common share calculation due to their anti-dilutive effect.

In computing diluted net loss per common share on the Consolidated Statements of Operations, warrants exercisable for common stock, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 4,928,474 and 5,540,469 for the six months ended October 31, 2021 and 2020, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s net losses.

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

(3) Account Receivable and Contract Assets

The following provides further details on the balance sheet accounts of accounts receivable and contract assets from contracts with customers:

	October 31, 2021	April 30, 2021
	(in thousands)
Accounts receivable	$180	$350
Contract assets	325	190
Contract liabilities	$117	$—

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

Contract Assets

Significant changes in the contract assets balances during the period were as follows:

Six months ended October 31, 2021
(in thousands)
Transferred to receivables from contract assets recognized at the beginning of the period	$(190)
Revenue recognized and not billed as of the end of the period	325
Net change in contract assets	$135

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation.

(4) Other Current Assets

Other current assets consisted of the following at October 31, 2021 and April 30, 2021:

	October 31, 2021	April 30, 2021
	(in thousands)
Deposits	$37	$68
Other receivables	17	21
Prepaid insurance	130	194
Prepaid recruiting	135	12
Prepaid expenses- other	241	192
	$560	$487

(5) Property and Equipment, net

The components of property and equipment, net as of October 31, 2021 and April 30, 2021 consisted of the following:

	October 31, 2021	April 30, 2021
	(in thousands)
Equipment	$313	$291
Computer equipment & software	501	498
Office furniture & equipment	339	341
Leasehold improvements	474	474
Construction in process	15	15
	1,642	1,619
Less: accumulated depreciation	(1,282)	(1,213)
	$360	$406

Depreciation expense was approximately $70,000 and $73,000 for the six month periods ended October 31, 2021 and 2020, respectively.

(6) Leases

Lessor Information

As of October 31, 2021, the Company has one lease which has been classified as an operating lease per accounting guidance contained within ASC Topic 842,” Leases”. The Company’s remaining term on this operating lease is less than 10 months. The maturity of lease payments remaining on this lease is immaterial.

Lessee Information

The Company has one lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The initial lease term is for seven years which expires in November of 2024 with an option to extend the lease for another five years. The lease is classified as an operating lease. The operating lease is included in right-of-use assets, lease liabilities- current and lease liabilities- long-term on the Company’s Consolidated Balance Sheets.

The Company also has one lease located in Houston, Texas that was acquired as part of the 3Dent acquisition (see Note 18) that is used as office space. The lease term is for 3 years and is set to expire in January of 2023. The lease is classified as an operating lease and included in the right-of-use assets, lease liabilities- current and lease liabilities- long-term on the Company’s Consolidated Balance Sheets.

The Company has one lease for additional office space also located in Houston, Texas. The lease was renewed for a 12-month term ending on June 30, 2022. In accordance with ASC 842-20-5-2, since the lease term is 12 months, the asset was recognized directly to the profit and loss statement on a straight-line basis and was not recognized as a right-of-use asset.

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

The operating lease cash flow payments for the three months ended October 31, 2021 and 2020 were $102,000 and $85,000, respectively. The operating lease cash flow payments for the six months ended October 31, 2021 and 2020 were $204,000 and $168,000, respectively.

The components of lease expense in the Consolidated Statements of Operations for the three and six months ended October 31, 2021 and 2020 were as follows:

	Three months ended October 31,		Six months ended October 31,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$92	$80	$184	$159
Short-term lease cost	5	3	10	5
Total lease cost	$97	$83	$194	$164

Information related to the Company’s right-of use assets and lease liabilities as of October 31, 2021 was as follows:

October 31, 2021
(in thousands)

Operating lease:
Operating right-of-use asset, net	$897

Right-of-use liability- current	$327
Right-of-use liability- long term	690
Total lease liability	$1,017

Weighted average remaining lease term- operating leases	2.86 years
Weighted average discount rate- operating leases	8.2%

Total remaining lease payments under the Company’s operating leases are as follows:

October 31, 2021
(in thousands)

Remainder of fiscal year 2022	$199
2023	391
2024	362
2025	182
Total future minimum lease payments	$1,134
Less imputed interest	(117)
Total	$1,017

(7) Accrued Expenses

Accrued expenses consisted of the following at October 31, 2021 and April 30, 2021:

	October 31, 2021	April 30, 2021
	(in thousands)
Project costs	$257	$368
Contract loss reserve	328	328
Employee incentive payments	275	283
Accrued salary and benefits	426	631
Professional fees	241	200
Other	49	71
	$1,576	$1,881

(8) Warrants

Liability Classified Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of Common Stock together with warrants to purchase up to an aggregate of 7,298 shares of Common Stock. Each share of common stock was sold together with a warrant to purchase 0.35 of a share of common stock at a combined purchase price of $92.00. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and will expire on December 3, 2021, five years following the Initial Exercise Date. As of October 31, 2021, none of the warrants had been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock. Each share of common stock was sold together with a warrant to purchase 0.30 of a share of common stock at a combined purchase price of $135.00. The warrants were exercisable immediately at an exercise price of $187.20 per share. The warrants will expire on the fifth (5th) anniversary of the initial exercise date of January 23, 2017. As of October 31, 2021, none of the warrants had been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of October 31, 2021, all of the pre-funded warrants had been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of October 31, 2021, all of the common warrants had been exercised.

The Company accounts for warrants issued in connection with its June 2016 and July 2016 public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June 2016 and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. The warrants had a value near zero at October 31, 2021 and April 30, 2021. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the Consolidated Balance Sheets.

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

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and that the loan is now fully forgiven. The Company recognized a gain on extinguishment of PPP loan of approximately $891,000 during the six months ended October 31, 2021 as reflected on the Consolidated Statement of Operations.

(10) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of October 31, 2021, no shares of preferred stock had been issued.

(11) Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. As of October 31, 2021, 52,499,051 shares had been issued and are outstanding.

(12) Treasury Shares

During each of the six months ended October 31, 2021 and 2020, no shares of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(13) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of October 31, 2021, the Company has 193,928 shares available for future issuance under the 2015 Plan which reflects adjustments made for the departure of our former CEO as well as other departures.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 711(a) of the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of October 31, 2021, there were 11,487 shares available for grant under the 2018 Inducement Plan.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the three and six months ended October 31, 2021 and 2020. A summary of stock options under our stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2021	516,827	$3.89	9.0
Granted	—	$—
Exercised	(6,666)	$1.05
Expired	(1,806)	$32.62
Cancelled/forfeited	(110,382)	$2.58
Outstanding as of October 31, 2021	397,973	$4.16	8.4
Exercisable as of October 31, 2021	239,780	$4.98	7.8

As of October 31, 2021, the total intrinsic value of outstanding and exercisable options was approximately $0.2 million. As of October 31, 2021, approximately 158,000 additional options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 9.2 years. There was approximately $115,000 and $188,000 of total recognized compensation cost related to stock options during each of the six months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.0 year.

The Company’s acquisition of 3Dent (See Note 18) was valued at the fair value of the stock on the acquisition date of $1,451,584 (361,991 shares at $4.01). Since the shares will be restricted for one year and lack marketability, the Company applied a 20% discount to the purchase price making the adjusted fair value $1,161,267. Additionally, as the sellers must be employed for 12 months from the date of acquisition to retain all of their shares, the difference between the calculated fair value and the net assets acquired represents the value of the compensation expense to be recognized over the period of the agreed upon employment.

Fair Value of Purchase	$1,161,267
Total Acquired Assets	$(593,571)
Total Acquired Liabilities	$117,106
Compensation Expense	$684,802
Quarterly Compensation Expense	$171,201

The Company will recognize approximately $171,000 of compensation expense on a quarterly basis for the consideration paid until 12 months from the acquisition date of February 2, 2022.

Performance Stock Options

In January of 2020, the Company issued 81,337 performance-based stock options to two of its executives. There were 40,668 shares that were unvested and outstanding at October 31, 2021 which expire on December 15, 2021, 40,000 of which were exercised in December 2021.

In January of 2021, the Company issued 344,723 performance-based stock options to employees and executives. The awards vest over 2 years provided there is positive total shareholder return (e.g. share price increase) as measured by the closing share price on January 14, 2022 and January 14, 2023. There were 257,356 shares unvested and outstanding at October 31, 2021. None of the shares granted to our former President and CEO under this issuance vested and lapsed as of June 18, 2021. A summary of performance stock options under our stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2021	424,790	$2.57	9.5
Granted	66,667	$0.62
Exercised	(13,334)	$1.05
Cancelled/forfeited	(193,433)	$2.80
Outstanding as of October 31, 2021	284,690	$2.03	9.1
Exercisable as of October 31, 2021	27,334	$1.05	8.2

As of October 31, 2021, the total intrinsic value of both outstanding and exercisable options was approximately $30,000 and zero, respectively. As of October 31, 2021, approximately 257,000 additional options were unvested, which had an intrinsic value of $30,000 and a weighted average remaining contractual term of 9.1 years. There was approximately $61,000 and $187,000 of total recognized compensation cost related to stock options during each of the six months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2021 and 2020, the Company granted 33,333 shares that were subject to service-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

	Number of Shares	Weighted Average Price per Share
Issued and unvested at April 30, 2021	10,000	$2.93
Granted	33,333	$2.37
Vested	—	$—
Cancelled/forfeited	—	$—
Issued and unvested at October 31, 2021	43,333	$2.50

There was approximately $29,000 and $10,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, there is approximately $70,000 of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.5 years.

In December 2019, the Company granted 51,547 shares to an employee, subject to service-based vesting requirements, that were outside the Company stock incentive plans. There was approximately zero and $12,000 of total recognized compensation cost related to this award for the three months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, there was no unrecognized compensation cost remaining related to this award.

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

The fair value of the Company’s warrant liabilities (refer to Note 8) is based on the Black-Scholes pricing model which is based on Level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are the quoted price of the Company’s common stock in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life. The fair value on a recurring basis as of October 31, 2021 and April 30, 2021 was near zero.

There were no unrealized gains or losses for the three and six months ended October 31, 2021 and 2020. When incurred, gains and losses are included within “Gain (loss) due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations. The Company determined the fair value using the Black-Scholes pricing model with the following assumptions:

	October 31, 2021	October 31, 2020

Dividend rate	0.0%	0.0%
Risk-free rate	0.06% - 0.08%	0.12% - 0.13%
Expected life (years)	0.1	0.8 - 1.1
Expected volatility	122.2%	139.1%

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the three and six months ended October 31, 2021 and 2020.

(15) Commitments and Contingencies

Employment Litigation

On August 28, 2018, counsel for Charles Dunleavy, the Company’s former President & Chief Executive Officer who was terminated for cause effective June 9, 2014, filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand alleged various claims relating to Mr. Dunleavy’s termination. After the hearings in the proceeding were conducted, on December 11, 2020, the arbitration panel issued an interim award finding, among other things, that the termination for cause of Mr. Dunleavy was in breach of his employment contract and awarded him compensatory damages in the amount of $438,254.54. On May 3, 2021, the panel issued a second interim award and therein awarded Mr. Dunleavy attorneys’ fees, costs and pre-judgment interest. The Company agreed, on May 24, 2021, to pay Mr. Dunleavy $1,223,963.14, representing the total compensatory damages, attorneys’ fees, costs and pre-judgment interest, which is the full amount awarded by the arbitration panel. The Company made the required payment on May 26, 2021, and the matter is now closed.

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. On July 30, 2018, the Spanish tax inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. During the six months ended October 31, 2020, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,870 or approximately $331,000. On January 25, 2021, the Company paid to the Spanish Tax Administration €279,870. Notwithstanding that payment, on April 30, 2021, the Company filed its appeal of the decision of the Central Court to the Spanish National Court. There is no schedule for a ruling from the Spanish National Court.

(16) Income Taxes

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At October 31, 2021, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

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

(17) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents how our Chief Operating Decision Maker views the Company’s operations and financial position. The Company operates on a worldwide basis with one operating company in the U.S. and subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating company that bills the customers. During each of the six months ended October 31, 2021 and 2020, the Company’s primary business operations were in North America.

(18) Acquisition of 3dent Technologies, LLC

On February 1, 2021, the Company acquired all of the outstanding equity interest of 3dent Technologies, LLC (“3Dent”), a Houston, Texas based company that offers offshore energy engineering and design services that are complementary to the Company’s technology and products. As consideration for the purchase, the Company issued 361,991 shares of its common stock to the sellers, subject to a 12-month post acquisition employment condition. In addition, the former owners of 3Dent will be eligible for awards of performance stock with a potential value of $360,000 if certain revenue targets are achieved over the 12 month-period post acquisition. There were no changes during the three and six months ended October 31, 2021 that would affect this valuation.

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

(19) Subsequent Events

On November 15, 2021, the Company acquired all of the outstanding equity interest of Marine Advanced Robotics, Inc. (“MAR”), a Richmond (San Francisco Bay Area), California-based developer and manufacturer of autonomous surface vehicles (ASVs).

The Company paid $11.0 million at closing, consisting of $4.0 million in cash and $7.0 million in common stock (3,330,162 shares). Additional earn-out opportunities for the selling shareholders of MAR exist based on revenue performance through April 2023. The MAR management team and employees have joined the Company and MAR continues to operate under its current brand name as a wholly owned subsidiary of the Company.

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

Overview

We are a marine power equipment, data solutions and consulting services provider. We control the design, manufacture, sales, installation, operations and maintenance of our solutions and services while working closely with commercial, technical, and other development partners that provide software, controls, mechatronics, sensors, integration services, and marine installation services. We believe our renewable autonomous ocean solutions deliver power and data collection, analysis and communication in remote ocean environments, allowing users to generate actionable intelligence and control certain equipment. Our mission and purpose are to provide intelligent maritime solutions and services that enable safer and more productive ocean operations for the defense and security, offshore oil and gas, science and research, and offshore wind markets. We achieve this through our proprietary, state-of-the-art technologies that are at the core of our clean and renewable energy platforms upon which we offer our solutions and services as well as through working with select partners.

We continue to develop and commercialize our proprietary systems that generate electricity by harnessing the renewable energy of ocean waves for our PowerBuoy® (“PB3”), and solar power for our hybrid PowerBuoy® (the “hybrid”). The PB3 uses proprietary technologies that convert the kinetic energy created by the heaving motion of ocean waves into electricity. Our strategy includes developing complete solutions and services, including cloud-based delivery systems for ocean data and predictive analytics to provide actionable intelligence for our clients. Based on feedback from our current customers, discussions with potential customers in the defense and security, offshore oil and gas, science and research, and offshore wind markets, as well as government applications in fishery protection and marine protected areas, together with our market research and publicly available data, we believe that numerous markets have a direct need for our solutions. Our recent projects have been in the offshore oil and gas and science and research industries. We believe there is an increasing need for our products and services in areas such as fishery protection, offshore windfarm support, and maritime domain awareness applications. We believe that having demonstrated the capability of our solutions, we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable, and persistent power and communications, either by supplying electric power to payloads that are integrated directly with our product or located in its vicinity, such as on the seabed and in the water column. We believe we can become a leader in offshore autonomous ocean wave power conversion technology which provides renewable power for offshore operations that were previously logistically problematic and difficult to decarbonize.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware. We are continuing to build upon our mission of connecting the oceans with those who operate, and manage the resource, in that environment. We do this through our solutions’ offerings, that are based on our proprietary renewable power platforms and engineering skills. Our solutions focus on three major services areas, Data as a Service, supported and enabled by Power as a Service, and underpinned by our Strategic Consulting Services, which we expanded with the acquisition of 3dent Technology, LLC (“3Dent”), in February 2021. Over the course of fiscal 2022, we intend to continue to grow our service sectors and develop, evolve, and strengthen our solutions through internal developments, partnerships, and potential acquisitions. On November 15, 2021, the Company acquired all of the outstanding equity interest of MAR. This acquisition immediately provided the Company with an established, innovative offshore product line that features roaming capability that highly complements the Company’s business strategy.

Founded in 2004, MAR is the developer of Wave Adaptive Modular Vessel (WAM-V®) technology, which enables roaming capabilities for uncrewed equipment in waters around the world. MAR launched the first WAM-V in 2007 as a new vessel class with a mission to manufacture and deliver to customers the most reliable and robust ASVs available on the market.

Our Power as a Service solutions deliver value to customers by utilizing our managed power platforms, such as the PB3 PowerBuoy® or hybrid PowerBuoy®, and subsea battery for topside and subsea power applications. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required. On our project with Eni S.p.A. (“Eni”), we utilized a PB3 PowerBuoy®, which operated in the Adriatic Sea for over 700 days of continuous operation as part of Eni’s resident autonomous underwater vehicle (“AUV”) feasibility studies. During commercial operations, an AUV would remain on site to perform various inspection, maintenance, and repair tasks. As demonstrated during our project with Eni, our solutions generated sufficient power that could, with client assets, extend missions for longer durations.

Our Data as a Service solution, initially based on the work we did for Harbour Energy (formerly known as Premier Oil) in 2019 in the North Sea, has further evolved based on feedback from participants in the government, defense, and security markets. We have been developing a Maritime Domain Awareness solution (“MDA-S” or “MDA”) to introduce edge computing and artificial intelligence modules that can be delivered to customers via cyber secure cloud environments.

Our Strategic Consulting Services, materially strengthened by the acquired 3Dent team, focus on delivering value to our customers in the areas of ocean engineering, structural and dynamic analysis, Front End Engineering and Design (“FEED”) studies, and motion simulation. These services can be delivered as part of our broader Power and/or Data as a Service solution utilizing our solutions or on a standalone basis. In the near term, we will focus on increasing our market share in the offshore wind market and the broader floating foundation design market, as well as our business with offshore oil and gas customers.

Throughout fiscal 2021 we delivered several transactions and projects laying the foundation for our growth in fiscal 2022. We have identified, and are pursuing, several new applications for our PowerBuoys® in the areas of defense, security and maritime domain awareness solutions. In February 2021, the Company acquired all the outstanding equity interest of 3Dent, a company based in Houston, Texas, that offers offshore engineering and design services that are complementary to our technology and products and strengthen our Strategic Consulting Services. During the first quarter of fiscal 2022, we initiated several research and development (“R&D”) and commercial development programs, including commencing our custom software development efforts with Greensea and Fathom5 to further extend our edge computing and cloud hosting capabilities.

In November 2020, the Company entered into an agreement with the Offshore Operators Committee (“OOC”) under which the Company provided engineering and technical services for a new project under the DeepStar Global Technology Consortium Program. This project showcased our Power as a Service offering among well-known operators in the industry. This project completed in July 2021, and we have used the findings of the study to advance marketing activities for our Power as a Service solution.

In October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology, Inc. (“ACET”) to conduct a feasibility study for the evaluation of a PB3 power and 5G communications solution in support of the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”). This forms part of our Data as a Service division. The project sponsor released an update to the market on November 1, 2021, which showcased the concept of operations for the vehicles and buoy system under consideration.

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

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and that the loan is now fully forgiven. The Company recognized a gain on extinguishment of PPP loan of approximately $891,000 in the Consolidated Statement of Operations for the six months ending October 31, 2021.

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

Based on our market research and publicly available data, including but not limited to the U.S. Department of Energy (“DOE”) 2019 Powering the Blue Economy Report, the Westwood Energy World ROV Operations Forecast 2019-2023, and the World Bank Database, we believe that numerous markets may have a direct need for our PB3, including defense and security, offshore oil and gas, science and research, and offshore wind, as well as government applications in fishery protection and marine protected areas. Depending on payload power requirements, sensor types and other considerations, we have found that our PB3 could satisfy several application requirements within these markets. The Company believes that the PB3 can generate sufficient power to meet the requirements of many potential customer applications within our target markets, and that the hybrid could provide ample power in geographies where wave conditions may not be sufficient to allow the PB3 to generate sufficient power.

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

The hybrid can be transported over land to the deployment port using conventional transportation methods. Once at port, the hybrid can be fitted with additional stabilizing outriggers if required for the specific solution, and then can be lifted into the water or onboard a vessel using a readily available crane of appropriate capacity. The hybrid may then be towed to a site using a standard vessel (if the location is within an appropriate distance from the port), or the hybrid may be carried aboard a vessel to its offshore location and craned into the water at site. The hybrid is then attached to the single point mooring system, which is installed during a separate operation, after which a brief commissioning process places the hybrid into operation.

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

During the first six months of fiscal 2022, we commenced efforts to upgrade the current version of the hPB to host our MDA-S (as defined below) offering by adding further stabilizing features. During the second quarter of fiscal 2022, these efforts were largely completed together with our manufacturing partners.

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

We intend our MDA-S payload to consist of a high-definition radar, gyro-stabilized high-definition optical and thermal imaging cameras, vessel automatic identification system (“AIS”) detection, and integrated command and control software as customer needs dictate. Capabilities include 24/7 vessel tracking, automatic radar plotting, automated vessel warnings, and high-definition optical and thermal video surveillance capable of providing evidentiary backup of activity to aid in prosecution.

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

A single MDA-S equipped PB3 PowerBuoy®, can monitor vessel traffic, with or without AIS turned on, across an area approximately 1,300 square nautical miles of ocean territory on a permanent or temporary basis, with the ability to link multiple surveillance assets together over large ocean areas giving end-users visibility into potentially damaging environmental or illegal activities. Customized solutions are also available including the addition of subsea sensors to monitor for acoustic signatures, including tsunami, and water quality.

The development of our MDA-S is underway, and we launched the first offshore system supporting the demonstration of the newly developed system in October 2021. We also installed the mooring systems to deploy additional demonstration units during the second quarter of fiscal 2022 and intend to demonstrate the MDA-S on additional systems during third and fourth quarter of fiscal 2022.

Strategic Consulting Services

In addition to work being performed by the Company for the DeepStar project, through our technology subsidiary, 3Dent, we also offer a full range of high-level offshore engineering, including providing consulting engineering and design services to offshore wind developers, offshore construction companies, drilling contractors, major oil companies, service companies, shipyards, and engineering firms. 3Dent’s team of dedicated consultants/designers has expertise in structural engineering, hydrodynamics and naval architecture. Among its services is a focus on addressing the issues current or would-be owners of offshore floaters, jackups, and lift boats have with their fleet. 3Dent’s services include simulation engineering, software engineering, concept design and motion analysis. During the second quarter of fiscal 2022, the Company saw an increase in consulting services activity for oil and gas and offshore wind projects.

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

	Three months ended October 31,		Six months ended October 31,
	2021	2020	2021	2020
Eni S.p.A.	6%	61%	3%	34%
Department of Energy	33%	—%	16%	—%
EGP	6%	36%	31%	55%
Clark Hill	12%	—%	7%	—%
Matthews	12%	—%	6%	—%
Valaris	19%	—%	26%	—%
Other (no customer over 10%)	12%	3%	11%	11%
	100%	100%	100%	109%

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

Current and Recent Customers

●	In June 2021, the Company was notified of a pre-award for a Department of Energy (“DOE”) Small Business Innovation Research program (“SBIR”) to support the development of the next generation of our wave energy conversion systems. In August 2021, we completed all required documentation, signed the DOE contract and initiated the 9-month project which began in the second quarter of fiscal 2022.

●	Throughout the first six months of fiscal 2022, our strategic consulting services, continued to generate revenues from prior and new customers of approximately $342,000. Notably, we advanced several large projects in the pipeline to an advanced stage with larger oil and gas operators and offshore wind developers.

●	In November 2020, the Company entered into an agreement with the OOC to provide engineering and technical services for a new project under the DeepStar Global Technology Consortium Program. This project showcased our Power as a Service solution among well-known operators in the industry. This project was completed in July 2021.

●	In October 2020, the Company entered into an agreement with ACET to conduct a feasibility study for the evaluation of a PB3 power and 5G communications solution in support of the U.S. Navy Naval Postgraduate School’s SLAMR initiative. The study was completed, and the Company is currently in active discussions with the SLAMR Consortium on the project’s next steps on providing the data and power solution.The SLAMR initiative is ongoing and October 29, 2021 the SLAMR Consortium released additional information about the project into the market.

●	In March 2020, Eni exercised their option from the March 2018 contract to extend their lease of the PB3 for an additional 18 months. The initial provision in March 2018 agreement provided for a minimum 24-month contract that included an 18-month PB3 lease and associated project management. In November 2020, Eni retrieved the PB3 and returned it to shore due to a mooring issue. The PB3 has since been returned to our headquarters in New Jersey and has completed its refurbishment and is being readied to deploy as part of our MDA-S demonstration off the coast of New Jersey.

●	In September 2019, we entered into two contracts with subsidiaries of EGP, which included the sale of a PB3 and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) that was expected to be the Company’s first deployment off the coast of Chile. Due to the COVID-19 pandemic, force majeure was declared in April 2020 and delayed the deployment. In March 2021, the Company began the deployment process and placed the PB3 in the water. During the first six months of fiscal 2022, deployment installation activities were performed, and additional activities expected to be performed over the next fiscal quarter.

●	In June 2018, we entered into a contract with Harbour Energy for the lease of a PB3 to be deployed in one of Harbour Energy’s offshore fields in the North Sea. During its deployment, the PB3 provided unmanned EZM service. In early March 2020 the Company and Harbour Energy retrieved the PB3. This PB3 has since been returned to our headquarters in New Jersey and is currently being refurbished to be redeployed. During second quarter fiscal 2022 we entered into a contract with Aker Solutions to support a study integrating the PB3 system for the next phase of Harbour Energy’s development plans.

Partnerships

We believe that our solutions are best developed, sold, deployed, and maintained together with subject matter experts in their respective fields. This enables the Company to protect, maintain, and evolve our power platforms and integrate them with surface and subsea payloads. the Company has previously entered into partnerships focused on including, but not limited to, deployment and installations, sourcing of surface payloads, and integration with autonomous vehicles. To further develop the MDA-S, we recently entered into strategic software and robotics partnerships with two software companies, Greensea Systems, Inc. and Fathom5. We believe, the partnerships with Greensea and Fathom5 will further the development of our next-generation MDA-S product for the maritime industrial market and governmental defense and security organizations.

Greensea Systems, Inc. will be contributing to the Company’s MDA-S by providing integration software, control software, autonomy and systems integration for the buoy sensor payload.

Fathom5 will be designing and building a customized industrial analytics platform to support the Company’s MDA-S. The Fathom5 customized platform will integrate sensor technologies, combine data feeds, and provide a flexible plug-in analytic capability to apply artificial intelligence and machine learning to sensor feeds. Fathom5 is also building the user interface that will allow remote operators to control the MDA-S payload and view sensor data in real time.

We also maintain active dialogues with several offshore deployment and marine operations partners in the North Sea and North America to support our projects.

Discussions with autonomous vehicle providers are ongoing to integrate autonomous and roaming capabilities into our Data as a Service offering.

Furthermore, we are in active discussions with larger systems integrators to develop partnerships focused on selling our platforms and solutions as part of larger projects.

Business Strategy

During fiscal 2021 and the first six months of fiscal 2022, we advanced our marketing programs, products, and solutions. We have made progress in transitioning from R&D to commercialization and moving further into the ocean data as a service market. We intend to build on these efforts by implementing processes and solutions that cover the entire life cycle, from demand generation to close of contract, and from channel strategies to customer care.

Most of the Company’s opportunities with potential customers have been for projects in Western Europe, including the North Sea, as well as North America and South East Asia. Nearly two-thirds of these opportunities have progressed past initial feasibility and non-disclosure agreement stages to more detailed, confidential discussions around specific customer applications.

Many proposal requests are for projects where one of our PowerBuoy® products, either the PB3, the hybrid, or our subsea battery is part of a larger solution deployment, and typically include the potential lease or sale of one or more of our solutions deployed on our PowerBuoy® platforms, as well as required services and maintenance support. A majority of hybrid inquiries are for shorter term deployments in calmer waters. Historically, demonstration projects have been a necessary step toward broad solution deployment and revenues associated with specific applications. A proposal phase typically lasts from three months to more than one year. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of the Company and capabilities and may include negotiation of standard terms and conditions. Many proposals contain provisions which would mandate the sale or lease of our PowerBuoy® product upon successful conclusion of the demonstration project.

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

The Company is pursuing a long-term growth strategy to expand its market value proposition while building the Company’s revenue base. This strategy includes partnerships with leading companies in adjacent and complementary markets. We continue to commercialize our PowerBuoy® products for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions sales or leases incorporating our products and services. We believe our PB3 hybrid and our subsea battery solutions, as well as our MDA-S, are well suited to enable many uncrewed, autonomous (non-grid connected) offshore solutions, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform and subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions and we intend to sell and lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostic, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. We continue to increase our commercial capabilities through new hires in sales and application support, and through engagement of expert market consultants in various geographies. As our MDA-S grows, we expect that this will also include data and cloud services.

●	Expand customer system solution offerings through new complimentary products that enable shorter and more cost-efficient deployments. The hybrid is highly complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater system integration within each customer project. The hybrid is primarily intended for shorter term deployment applications such as eROV and AUV inspections and short-term maintenance, topside surveillance and communications, and subsea equipment and controls. The Company has developed a subsea battery system that is complimentary to the Company’s PowerBuoy® products. The subsea battery system offers the possibility of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems contain lithium-ion batteries, which provide high power density to supply power to subsea equipment, sensors, communications, and the recharging of AUVs and eROVs. Ideal for many remote offshore customer applications, these subsea battery systems are anticipated to be safe, high performance, cost-efficient, and quickly deployable.

●	Focus sales and marketing efforts in global markets. We are currently focusing our marketing efforts globally. We believe that each of these areas has demand for our solutions, sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development. In fiscal 2021, we opened an office in Houston, Texas to further support our customers and strengthen our dialogue with our solution partners. During the first six months of fiscal 2022, we optimized our European footprint, concentrating on our North Sea resource. We are in active discussions with potential partners in South America and West Africa.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing new products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. Since our acquisition of 3Dent, we have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly.

●	Partnering with fabrication, deployment and service support. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. Our PTO is a proprietary subsystem that is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Cost reduction and PowerBuoy® solution development. Our engineering efforts are mainly focused on addressing customer solutions; product and solution sales; reducing production, installation, and product life-cycle costs; and improving the energy output, reliability, maintenance interval and expected operating life of our products. We continue to optimize the manufacturing of our designs with a focus on cost competitiveness, and we believe we will be able to address new applications by developing new payloads and solutions that address customer needs.

Through our 3Dent subsidiary, we plan to expand our customer base and increase our revenue base, by providing consulting engineering and design services to offshore wind developers, offshore construction companies, drilling contractors, major oil companies, service companies, and engineering firms.

Liquidity

During the first six months ending October 31, 2021, the Company incurred a net loss of approximately $8.3 million and used cash in operations of approximately $10.4 million. The Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and integration of acquisitions, pending or threatened litigation, and the continued impact of COVID-19 and its variants on its business. The Company currently has committed sources of equity financing through its At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and the Aspire Capital financing, but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Management believes the Company’s current cash balance of $73.0 million is sufficient to fund its planned expenditures through at least December 30, 2022. In addition to the acquisition of 3Dent in the prior year, the Company is looking at further organic and inorganic growth opportunities to advance our data and power services and solutions. Consistent with this strategy, the Company finalized the acquisition of MAR on November 15, 2021, subsequent to the quarter ending on October 31, 2021.

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

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeds the 19.99% limit of outstanding common stock on the date of the agreement. Through October 31, 2021, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement. The Company is able to purchase an additional $0.7 million in shares under the agreement with Aspire Capital, which expires in March of 2023.

The sale of additional equity or convertible securities could result in dilution to our shareholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. The Company has obtained equity financing through its At the Market Offering Agreement with AGP and the Aspire Capital financing, but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

Backlog

As of October 31, 2021, the Company’s backlog was $0.3 million. As of April 30, 2021, backlog was $0.2 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2021. There were no material changes to our critical accounting estimates or accounting policies during the six months ended October 31, 2021.

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

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of October 31, 2021 and 2020.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the six-month periods ended October 31, 2021 and 2020, all of the Company’s contracts were classified as firm fixed price.

As of October 31, 2021, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.3 million. The Company expects to recognize approximately 100%, or $0.3 million, of the remaining performance obligations as revenue over the next twelve months.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the six months ended October 31, 2021 and 2020 was immaterial.

The following table provides information regarding the breakdown of our revenues by customer for the three and six months ended October 31, 2021 and 2020.

	Three months ended October 31,		Six months ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Eni S.p.A.	$14	$72	$14	$99
Department of Energy	81	—	81	—
EGP	14	42	163	157
Clark Hill	30	—	37	—
Matthews	30	—	30	—
Valaris	47	—	135	—
Other (no customer over 10%)	31	4	59	31
	247	118	519	287

We currently focus our sales and marketing efforts globally. The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 31, 2021 and 2020.

	Six months ended October 31,
Customer Location	2021	2020

Europe	3%	44%
South America	31%	55%
North America	66%	1%
	100%	100%

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated accounts had a balance of $32,000 as of October 31, 2021 and October 31, 2020, compared to our total cash, cash equivalents and restricted cash balances of $73.2 million as of October 31, 2021 and $15.9 million as of October 31, 2020. These foreign currency balances are translated each month into our functional currency, and any resulting gain or loss is recognized in our results of operations.

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

Three months ended October 31, 2021 compared to the three months ended October 31, 2020

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2021 and 2020.

	Three months ended October 31,
	2021	2020

Revenues	$247	$118
Cost of revenues	300	216
Gross profit/(loss)	(53)	(98)
Operating expenses:
Engineering and product development costs	3,082	1,063
Selling, general and administrative costs	2,050	1,841
Total operating expenses	5,132	2,904
Operating loss	(5,185)	(3,002)

Interest income, net	19	8
Other expense, net	—	(33)
Foreign exchange gain/(loss)	(5)	3
Loss before income taxes	(5,171)	(3,024)
Income tax benefit	—	—
Net loss	(5,171)	(3,024)

Revenues

Revenues for the three months ended October 31, 2021 and 2020 were $0.2 million and $0.1 million, respectively. The year-over-year increase was primarily due to higher levels of revenue derived from our EGP contract and new consulting services work from 3Dent projects as compared to the same period in the prior year.

Cost of revenues

Cost of revenues for the three months ended October 31, 2021 and 2020 were $0.3 million and $0.2 million, respectively. The increase over 2020 was mostly due to higher deployment and material costs incurred on the EGP contract for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020.

Engineering and product development costs

Engineering and product development costs for the three months ended October 31, 2021 and 2020 were $3.1 million and $1.1 million, respectively. The year over year increase is the result of higher spending on new product development related to increases in materials, labor, overhead and costs associated with subcontractors Greensea and Fathom5.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended October 31, 2021 and 2020 were $2.1 million and $1.8 million, respectively. The increase of $0.2 million for the three months ended October 31, 2021 was primarily due to higher professional fees of $0.3 million, investor relations expenses of $0.1 million and software licenses and maintenance of $0.1 million. This was offset partially by a decrease in employee relations costs of $0.3 million.

Six months ended October 31, 2021 compared to the six months ended October 31, 2020

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2021 and 2020.

	Six months ended October 31,
	2021	2020

Revenues	$519	$287
Cost of revenues	723	550
Gross profit/(loss)	(204)	(263)
Operating expenses:
Engineering and product development costs	5,053	2,315
Selling, general and administrative costs	4,958	3,828
Total operating expenses	10,011	6,143
Operating loss	(10,215)	(6,406)

Interest income, net	38	20
Other expense, net	—	(33)
Gain on extinguishment of PPP loan	891	—
Foreign exchange gain/(loss)	(5)	10
Loss before income taxes	(9,291)	(6,409)
Income tax benefit	1,041	—
Net loss	(8,250)	(6,409)

Revenues

Revenues for the six months ended October 31, 2021 and 2020 were $0.5 million and $0.3 million, respectively. The year-over-year increase was primarily due to higher levels of revenue derived from our EGP contract and new work with 3Dent consulting services projects as compared to the same period in the prior year.

Cost of revenues

Cost of revenues for the six months ended October 31, 2021 and 2020 were $0.7 million and $0.6 million, respectively. The increase over 2020 was mostly due to higher deployment and material costs incurred on the EGP contract for the six months ended October 31, 2021 as compared to the six months ended October 31, 2020.

Engineering and product development costs

Engineering and product development costs for the six months ended October 31, 2021 and 2020 were $5.1 million and $2.3 million, respectively. The increase of approximately $2.7 million is the result of higher spending on new product development costs related to increases in materials, labor, overhead and costs associated with subcontractors Greensea and Fathom5.

Selling, general and administrative costs

Selling, general and administrative costs for the six months ended October 31, 2021 and 2020 were $5.0 million and $3.8 million, respectively. The increase of $1.1 million for the three months ended October 31, 2021 was primarily due to higher professional fees related to consultants, contractors, legal and accounting of $0.7 million and employee related costs of $0.3 million.

Extinguishment of Debt

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, the loan is now fully forgiven, and the Company recognized a gain on extinguishment of PPP loan of $0.9 million.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $8.3 million and $6.4 million for the six months ended October 31, 2021 and 2020, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the six months ended October 31, 2021, net cash flows used in operating activities was $10.4 million, an increase of $4.7 million compared to net cash used in operating activities during the six months ended October 31, 2020. This increase is primarily due to higher project and employee related costs and the payment on the settlement of litigation, discussed in Note 15 to the Consolidated Financial Statements under Part I, Item 1 of this report, of approximately $1.2 million.

Net cash used in investing activities

Net cash used in investing activities during the six months ended October 31, 2021 was $24,000, compared to zero cash used for investing activities during the six months ended October 31, 2020. The net cash used in investing activities was due to spending on the purchase of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2021 was $21,000 compared to net cash provided by financing activities during the six months ended October 31, 2020 of $10.6 million. The decrease in net cash provided by financing activities reflects the combination of no capital raises during the first half of fiscal 2022 in addition to proceeds related to the PPP loan and capital raises related to Aspire and AGP in the prior year.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of approximately $20,000 during the six months ended October 31, 2021. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two years ended April 30, 2021 and 2020, our aggregate revenues were $2.9 million, our aggregate net losses were $25.1 million and our aggregate net cash used in operating activities was $22.3 million.

Our business is capital intensive, and up through October 31, 2021, we have been funding our business principally through sales of our securities. As of October 31, 2021, cash and cash equivalents was $73.0 million and we expect to fund our business with this amount and, to a limited extent, with our revenues until, we generate sufficient cash flow to internally fund our business. Management believes the Company’s current cash and cash equivalents is sufficient to fund its planned expenditures through at least December, 2022. In addition to the acquisition of 3Dent in the prior year, the Company is looking at further organic and inorganic growth opportunities to advance our data and power services and solutions. This includes the acquisition of MAR on November 15, 2021 for $11.0 million, consisting of $4.0 million in cash and $7.0 million in common stock (3,330,162 shares).

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to a number of factors, including market conditions, and our operating performance;

●	the impact of COVID-19 pandemic and variants on our business, operations, customers, suppliers and manufacturers, and personnel;

●	future acquisitions, which may use significant resources, may be unsuccessful or may expose us to unforeseen liabilities, as well as our ability to integrate such acquisitions into our operations;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to develop and manufacture commercially viable products;

●	our ability to successfully develop and market new products;

●	that we will be successful in our efforts to commercialize our products or the timetable upon which commercialization can be achieved, if at all;

●	our ability to identify and penetrate markets for our products and our wave energy technology;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology and our products;

●	our ability to improve the power output, survivability and reliability of our products;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy;

●	our ability to compete effectively in our target markets;

●	our limited operating history and history of operating losses;

●	our sales and marketing capabilities and strategy in the United States and internationally; and

●	our ability to protect our intellectual property portfolio.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2021 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since we began operations in 1994, including net losses of $8.3 million during the first six months of fiscal year 2022 and $14.8 million in fiscal year 2021. As of October 31, 2021, we had an accumulated deficit of $243.2 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased no shares during the quarter.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT INDEX

10.1		Employment Agreement between the Company and Philipp Stratmann dated effective June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021).

10.2		Letter Agreement between the Company and George H. Kirby III dated effective July 16, 2021(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2021).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – October 31, 2021 (unaudited) and April 30, 2021, (ii) Consolidated Statements of Operations (unaudited) – three and six months ended October 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and six months ended October 31, 2021 and 2020, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and six months ended October 31, 2021 and 2020 (v) Consolidated Statements of Cash Flows (unaudited) –six months ended October 31, 2021 and 2020, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.
(Registrant)

Date: December 14, 2021		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: December 14, 2021		/s/ Robert P. Powers
	By:	Robert P. Powers
Senior Vice President and Chief Financial Officer

