Form 10-K/A
period 2021-04-30
Ocean Power Technologies, Inc.
filed 2022-01-24
CIK 1378140

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

The number of shares outstanding of the registrant’s common stock as of August 20, 2021 was 52,458,011.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Ocean Power Technologies, Inc. (“we”, “us”, “our” or the “Company”) Annual Report on Form 10-K for the fiscal year ending April 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on July 19, 2021, as amended on August 27, 2021 (the “Original Filing”). We are filing this Amendment No. 2 to refile Part II of the Original Filing to include in Item 9A Management’s Report on Internal Control over Financial Reporting, which was previously omitted from our Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which may have taken place at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

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

There was no unrealized gain or loss related to a change in fair value of warrant liabilities during the fiscal year ended April 30, 2021 compared to an unrealized gain of $6,000 for the fiscal year ended April 30, 2020. The change between periods is mainly due to a shorter maturity to expiration of the warrants and lower stock price for the twelve months ended April 30, 2021.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2021.

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

Date: January 24, 2022
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Philipp Stratmann	President, Chief Executive Officer	January 24, 2022
Philipp Stratmann	and Director (Principal Executive Officer)

/s/ Robert P. Powers	Senior Vice President and Chief Financial Officer	January 24, 2022
Robert P. Powers	(Principal Financial Officer)

/s/ Joseph DiPietro	Controller and Treasurer	January 24, 2022
Joseph DiPietro	(Principal Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	January 24, 2022
Terence J. Cryan

/s/ Clyde W. Hewlett	Director	January 24, 2022
Clyde W. Hewlett

/s/ Diana G. Purcel	Director	January 24, 2022
Diana G. Purcel

/s/ Peter E. Slaiby	Director	January 24, 2022
Peter E. Slaiby

/s/ Natalie Lorenz-Anderson	Director
Natalie Lorenz-Anderson		January 24, 2022