Form 10-Q
period 2022-01-31
Ocean Power Technologies, Inc.
filed 2022-03-14
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of March 14, 2022, the number of outstanding shares of common stock of the registrant was 55,894,213.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to several factors, including market conditions, and our operating performance;

●	the continued impact of the COVID-19 pandemic and its variants on our business, operations, customers, suppliers and manufacturers and personnel;

●	our ability to meet product development, manufacturing and customer delivery deadlines that may be impacted by disruptions to our supply chain, primarily related to labor shortages and manufacturing and transportation delays both here in the U.S. and abroad;

●	our acquisitions and our ability to integrate them into our operations may use significant resources, be unsuccessful or expose us to unforeseen liabilities;

●	our estimates regarding future expenses, revenues, and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to identify and penetrate markets for our products, services, and solutions;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology, products and solutions;

●	our ability to improve the power output and survivability of our products;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy, or restrict the use of our products;

●	our ability to attract and retain key personnel, including senior management, to achieve our business objectives;

●	our history of operating losses, which we expect to continue for at least the short term and possibly longer; and

●	our ability to protect our intellectual property portfolio.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	January 31, 2022	April 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,454	$83,028
Restricted cash, short-term	384	384
Accounts receivable	113	350
Contract assets	407	190
Inventory	193	—
Other current assets	436	487
Total current assets	64,987	84,439
Property and equipment, net	365	406
Intangibles, net	4,203	274
Right-of-use asset, net	825	1,036
Restricted cash, long-term	222	222
Goodwill	7,754	—
Total assets	$78,356	$86,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$522	$687
Accrued expenses	1,292	1,881
Contract liabilities	15	—
Right-of-use liability, current portion	323	347
Advance payable	456	-
Litigation payable	-	1,224
Contingent liabilities	1,591	60
Paycheck protection program loan- current	—	495
Total current liabilities	4,199	4,694
Paycheck protection program loan, less current portion	—	396
Right-of-use liability, less current portion	615	819
Total liabilities	4,814	5,909
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 55,894,213 and 52,458,011 shares, respectively	56	52
Treasury stock, at cost; 21,040 shares	(338)	(338)
Additional paid-in capital	322,626	315,821
Accumulated deficit	(248,617)	(234,896)
Accumulated other comprehensive loss	(185)	(171)
Total shareholders’ equity	73,542	80,468
Total liabilities and shareholders’ equity	$78,356	$86,377

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021

Revenues	$484	$317	$1,003	$604
Cost of revenues	597	698	1,320	1,248
Gross loss	(113)	(381)	(317)	(644)

Operating expenses:
Engineering and product development costs	2,465	1,019	7,518	3,334
Selling, general and administrative costs	2,974	1,763	7,933	5,591
Total operating expenses	5,439	2,782	15,451	8,925
Operating loss	(5,552)	(3,163)	(15,768)	(9,569)

Interest income, net	16	25	56	45
Other income (expense), net	60	(16)	60	(49)
Gain on extinguishment of PPP loan	—	—	890	—
Foreign exchange gain	5	3	—	13
Loss before income taxes	(5,471)	(3,151)	(14,762)	(9,560)
Income tax benefit	—	—	1,041	—
Net loss	$(5,471)	$(3,151)	$(13,721)	$(9,560)
Basic and diluted net loss per common share	$(0.10)	$(0.09)	$(0.26)	$(0.41)
Weighted average common shares used to compute basic and diluted net loss per common share	55,308,799	33,715,334	53,408,998	23,160,885

See accompanying notes to unaudited consolidated financial statements.

5

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in $000’s)

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021

Net loss	$(5,471)	$(3,151)	$(13,721)	$(9,560)
Foreign currency translation adjustment	(1)	(2)	(14)	6
Total comprehensive loss	(5,472)	(3,153)	(13,735)	(9,554)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Nine Months Ended January 31, 2022
	Common Shares		Treasury Shares		Additional Paid-In	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity

Balances at May 1, 2021	52,479,051	$52	(21,040)	$(338)	$315,821	$—	$(234,896)	$(171)	80,468
Net loss	—	—	—	—	—	—	(13,721)	—	(13,721)
Share-based compensation	—	—	—	—	864	—	—	—	864
Proceeds from stock options exercises	85,000	1	—	—	89	—	—	—	90
Issuance of shares for acquisition	3,330,162	3	—	—	5,852	—	—	—	5,855
Other comprehensive gain/(loss)	—	—	—	—	—	—	—	(14)	(14)
Balance, January 31, 2022	55,894,213	$56	(21,040)	$(338)	$322,626	$—	$(248,617)	$(185)	$73,542

	Nine Months Ended January 31, 2021
	Common Shares		Treasury Shares		Additional Paid-In	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity

Balances at May 1, 2020	12,939,420	$13	(4,251)	$(302)	$231,101	$—	$(220,136)	$(183)	10,492
Net loss	—	—	—	—	—		(9,560)	—	(9,560)
Share-based compensation	—	$—	—	$—	$338		$—	$—	338
Proceeds from stock options exercises	175,500	—	—	—	184	(144)	—	—	40
Exercise of common warrants, net of costs	677,500	$1	—	$—	$2,607	$(1,839)	$—	$—	769
Issuance of common stock- Aspire financing, net of issuance costs	7,275,000	7	—	—	9,976		—	—	9,983
Issuance of common stock- AGP At The Market offering, net of issuance costs	29,522,389	$30	—	$—	$66,136		$—	$—	66,166
Acquisition of treasury stock	—	—	(16,789)	(36)	—	—	—	—	(36)
Other comprehensive gain	—	$—	—	$—	$—		$—	$6	6
Balances at January 31, 2021	50,589,809	51	(21,040)	(338)	310,342	(1,983)	(229,696)	(177)	78,199

	Three Months Ended January 31, 2022
	Common Shares		Treasury Shares		Additional Paid-In	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity

Balances at November 1, 2021	52,499,051	52	(21,040)	$(338)	316,389	—	$(243,191)	$(139)	72,773
Net loss	—	—	—	—	—	—	(5,471)	—	(5,471)
Share-based compensation	—	—	—	—	317	—	—	—	317
Proceeds from stock options exercises	65,000	1	—	—	68	—	—	—	69
Issuance of shares for acquisition	3,330,162	3	—	—	5,852	—	—	—	5,855
Other comprehensive gain/(loss)	—	—	—	—	—	—	45	(46)	(1)
Balance, January 31, 2021	55,894,213	56	(21,040)	(338)	322,626	—	(248,617)	(185)	73,542

	Three Months Ended January 31, 2021
	Common Shares		Treasury Shares		Additional Paid-In	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity

Balances at November 1, 2020	24,153,554	$24	(4,251)	$(302)	$240,782	$—	$(226,545)	$(175)	$13,784
Net loss	—	—	—	—	—	—	(3,151)	—	(3,151)
Share-based compensation	—	—	—	—	115	—	—	—	115
Proceeds from stock options exercises	175,500	—	—	—	184	(144)	—	—	40
Exercise of common warrants, net of costs	677,500	1	—	—	2,607	(1,839)	—	—	769
Issuance of common stock- Aspire financing, net of issuance costs	1,750,000	2	—	—	6,740	—	—	—	6,742
Issuance of common stock- AGP At The Market offering, net of issuance costs	23,833,255	24	—	—	59,914	—	—	—	59,938
Acquisition of treasury stock	—	—	(16,789)	(36)	—	—	—	—	(36)
Other comprehensive gain	—	—	—	—	—	—	—	(2)	(2)
Balances at January 31, 2021	50,589,809	51	(21,040)	(338)	310,342	(1,983)	(229,696)	(177)	78,199

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Nine months ended January 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(13,721)	$(9,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	—	(13)
Depreciation of fixed assets	104	106
Amortization of intangible assets	18	—
Amortization of right of use asset	211	159
Loss on disposal of property, plant and equipment	—	2
Gain on extinguishment of PPP Loan	(890)	—
Stock-based compensation	864	338
Change in fair value of contingent liability	(60)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	237	105
Contract assets	(217)	188
Inventory	(193)	—
Other assets	51	(310)
Accounts payable	(165)	(473)
Accrued expenses	(589)	1,192
Change in lease liability	(228)	(169)
Contract liabilities	15	(90)
Litigation payable	(1,224)	—
Net cash used in operating activities	(15,787)	(8,525)
Cash flows from investing activities:
Purchase of property, plant and equipment	(319)	(17)
Payments for MAR acquisition, net of cash acquired	(3,544)	—
Net cash used in investing activities	(3,863)	(17)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loan	—	890
Proceeds from loan payable	—	467
Payments of loan payable	—	(292)
Proceeds from stock option exercises	90	40
Proceeds from issuance of common stock- Aspire financing net of issuance costs	—	9,983
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	—	66,166
Proceeds associated with exercise of common stock warrants	—	769
Acquisition of treasury stock	—	(36)
Net cash provided by financing activities	90	77,987
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	32
Net (decrease) / increase in cash, cash equivalents and restricted cash	(19,574)	69,477
Cash, cash equivalents and restricted cash, beginning of period	83,634	10,930
Cash, cash equivalents and restricted cash, end of period	$64,060	$80,407

Supplemental disclosure of noncash operating activities:
Prepaid financing costs reported in accrued expenses	$—	$62

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property, plant and equipment through accounts payable	$—	$9
Issuance of common stock in acquisition of MAR	5,855	—
Advance payable – MAR	456	—
Contingent liability	1,591	—
Outstanding receivable for sale of shares from warrant exercises	$—	$1,838
Outstanding receivable for sale of shares from stock option exercises	$—	$144

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

(a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. We are a complete solutions provider, controlling the design, manufacturing, sales, installation, operations and maintenance of our products and services. Our solutions provide distributed offshore power which is persistent, reliable, and economical along with power and communications for remote surface and subsea applications. Historically, funding from government agencies, such as research and development grants, accounted for a significant portion of the Company’s revenues. Today our goal is to generate the majority of our revenue from the sale or lease of our products and solutions, and sales of services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net decrease in cash due to the use of cash from operating activities unless and until we achieve positive cash flow from the commercialization of products, solutions and services.

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

(c) Liquidity

For the nine months ended January 31, 2022, and the fiscal year ended April 30, 2021, the Company incurred net losses of approximately $13.7 million and $14.8 million, respectively, and used cash in operating activities of approximately $15.8 million and $11.7 million, respectively. The Company has continued to make investments in ongoing product development efforts in anticipation of future growth, including its recent acquisition of Marine Advanced Robotics, Inc., as described in Note 18. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, deployment risks and integration of acquisitions, pending or threatened litigation, and the impact of COVID-19, and any variants on its business. The Company previously obtained equity financing through its At the Market Offering Agreement (“ATM”) with A.G.P/Alliance Global Partners (“AGP”) and through its equity line financing with Aspire Capital Fund, LLC (“Aspire Capital”), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. For fiscal year 2022 to date, management has not obtained any additional capital financing. Management believes the Company’s current cash balance of $63.5 million is sufficient to fund its planned expenditures through at least March 2023.

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

On November 20, 2020, the Company entered into another At the Market Offering Agreement with AGP (the “2020 ATM Facility”), having capacity up to $100.0 million. On December 4, 2020, the Company filed a prospectus with the Securities and Exchange Commission whereby, the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. From inception of the 2020 ATM Facility through January 31, 2022, the Company had sold and issued an aggregate of 17,179,883 shares of its common stock with an aggregate market value of $50.0 million at an average price of $2.91 per share and paid AGP a sales commission of approximately $1.6 million related to those shares. A prospectus supplement was filed on January 10, 2022 to allow the Company to sell an additional $25.0 million (or an aggregate of $75.0 million) under the 2020 ATM Facility, none of which has been sold to date.

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

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock to Aspire Capital, which exceeded the 19.99% limit of the outstanding common stock on the date of the agreement. Through January 31, 2022, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $1.0 million remaining on the facility as of January 31, 2022.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods, estimated costs to complete projects and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account. The following table summarizes cash and cash equivalents as of January 31, 2022 and April 30, 2021:

	January 31, 2022	April 30, 2021
	(in thousands)

Checking and savings accounts	$1,519	$1,850
Money market account	61,935	81,178
	$63,454	$83,028

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

Santander also issued two letters of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. The first letter of credit was issued in the amount of $126,000 that will be released 12 months after the PB3 PowerBuoy® (“PB3”) is fully deployed. The second letter of credit was issued in the amount of $645,000 and was reduced to $323,000 in August 2020. The second letter of credit will be reduced by $259,000 once the PB3 is fully deployed and passes final acceptance testing. The remaining restricted amount of $64,000 will be released 12 months after the buoy is fully deployed.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total to the same amounts shown in the Consolidated Statements of Cash Flows.

	January 31, 2022	April 30, 2021
	(in thousands)
Cash and cash equivalents	$63,454	$83,028
Restricted cash- short term	384	384
Restricted cash- long term	222	222
	$64,060	$83,634

(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of accounts receivable and cash and cash equivalents. The Company believes that its current contracts do not represent a risk of collectability on its receivables. The Company invests its excess cash in a money market account and does not believe that it is exposed to any significant risks related to its cash and money market accounts. Cash and cash equivalents are also maintained at foreign financial institutions. Cash and cash equivalents in foreign financial institutions as of January 31, 2022 was $30,000.

The table below shows the amount of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Eni S.p.A.	$—	$34	$14	$135
Department of Energy	102	—	182	—
EGP	—	223	163	379
ACET	—	33	—	37
Valaris (1)	7	—	142	—
Brigham Young University (2)	66	—	66	—
Nippon Kaiyo (2)	78	—	78	—
Naval Surface Warfare Center (2)	98	—	98	—
Other (no customer over 10%)	133	27	260	53
	$484	$317	$1,003	$604

(1)	3Dent related consulting
(2)	MAR related sales

(e) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The following table summarizes share-based compensation related to the Company’s share-based plans by expense category for the three and nine months ended January 31, 2022 and 2021:

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Engineering and product development	$209	$32	$551	$91
Selling, general and administrative	108	83	313	247
Total share-based compensation expense	$317	$115	$864	$338

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of January 31, 2022 or 2021. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs rather than evaluating whether the shipping and handling activities are promised services to the customer.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the nine-month periods ended January 31, 2022 and 2021, all of the Company’s contracts were classified as firm fixed price.

As of January 31, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.8 million. The Company expects to recognize 100% of the remaining performance obligations as revenue over the next twelve months.

The Company also enters into lease arrangements for its PB3 and our Wave Adaptive Modular Vessels (“WAM-V”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

Products and Solutions Leasing

The Company enters into lease arrangements with certain customers for their products and solutions. As of January 31, 2022, the Company had one lease arrangement with a remaining operating lease term of less than 7 months. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

The Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC Topic 842, “Leases”. At inception of the contract, the Company evaluates the lease against the lease classification criteria within ASC Topic 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All other leases are treated as operating leases.

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term which is presented in Revenues in the Consolidated Statements of Operations. The lease revenue for the nine months ended January 31, 2022 and 2021 was immaterial.

(g) Net Loss per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The pre-funded warrants were determined to be common stock equivalents and have been included in the weighted average number of shares outstanding for calculation of basic net loss per common share . Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, warrants on common stock and unvested restricted stock issued to employees and non-employee directors, were excluded from the diluted net loss per common share calculation due to their anti-dilutive effect.

In computing diluted net loss per common share on the Consolidated Statements of Operations, warrants exercisable for common stock, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 6,356,123 and 5,221,258 for the nine months ended January 31, 2022 and 2021, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s net losses.

(h) Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. In November 2019, the FASB issued No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

(3) Account Receivable and Contract Assets

The following provides further details on the balance sheet accounts of accounts receivable and contract assets from contracts with customers:

	January 31, 2022	April 30, 2021
	(in thousands)
Accounts receivable	$113	$350
Contract assets	407	190
Contract liabilities	15	—

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

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. Significant changes in the contract assets balance during the period were as follows:

Nine months ended January 31, 2022
(in thousands)
Transferred to receivables from contract assets recognized at the beginning of the period	$(190)
Revenue recognized and not billed as of the end of the period	407
Net change in contract assets	$217

(4) Other Current Assets

Other current assets consisted of the following at January 31, 2022 and April 30, 2021:

	January 31, 2022	April 30, 2021
	(in thousands)
Prepaid insurance	$178	$194
Prepaid software & licenses	84	93
Prepaid sales and marketing	65	37
Prepaid recruiting	57	12
Other receivables	24	21
Deposits	—	68
Prepaid expenses- other	28	62
	$436	$487

(5) Property and Equipment, net

The components of property and equipment, net as of January 31, 2022 and April 30, 2021 consisted of the following:

	January 31, 2022	April 30, 2021
	(in thousands)
Equipment	$320	$291
Computer equipment & software	521	498
Office furniture & equipment	352	341
Leasehold improvements	474	474
Construction in process	15	15
	1,682	1,619
Less: accumulated depreciation	(1,317)	(1,213)
	$365	$406

Depreciation expense was approximately $104,000 and $106,000 for the nine month periods ended January 31, 2022 and 2021, respectively.

(6) Leases

Lessor Information

As of January 31, 2022, the Company has one lease which has been classified as an operating lease per accounting guidance contained within ASC Topic 842,” Leases”. The Company’s remaining term on this operating lease is less than 7 months. The maturity of lease payments remaining on this lease is immaterial.

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

The Company also has two leases for properties located in Houston, Texas. The first was acquired as part of the 3Dent acquisition (see Note 18) that is used as office space. The lease term is for 3 years and is set to expire in January of 2023. The lease is classified as an operating lease and included in the right-of-use assets, lease liabilities- current and lease liabilities- long-term on the Company’s Consolidated Balance Sheets.

The other Houston lease is for additional office space and was renewed for a 12-month term ending on June 30, 2022. In accordance with ASC 842-20-5-2, since the lease term at the time of renewal was 12 months, the asset was recognized directly to the profit and loss statement on a straight-line basis and was not recognized as a right-of-use asset.

The Company also has a lease with the University of California Berkeley in Berkeley, California that was acquired as part of the MAR acquisition (see Note 18). The lease expires on June 30, 2022. In accordance with ASC 842-20-5-2, since the remaining lease term at the time of the acquisition of MAR was less than 12 months, the asset was recognized directly to the profit and loss statement on a straight-line basis and was not recognized as a right-of-use asset.

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

The operating lease cash flow payments for the three months ended January 31, 2022 and 2021 were $111,000 and $91,000, respectively. The operating lease cash flow payments for the nine months ended January 31, 2022 and 2021 were $315,000 and $259,000, respectively.

The components of lease expense in the Consolidated Statements of Operations for the three and nine months ended January 31, 2022 and 2021 were as follows:

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating lease cost	$92	$79	$276	$238
Short-term lease cost	12	7	22	12
Total lease cost	$104	$86	$298	$250

Information related to the Company’s right-of use assets and lease liabilities as of January 31, 2022 was as follows:

January 31, 2022
(in thousands)

Operating lease:
Operating right-of-use asset, net	$825

Right-of-use liability- current	$323
Right-of-use liability- long term	615
Total lease liability	$938

Weighted average remaining lease term- operating leases	2.61 years
Weighted average discount rate- operating leases	8.2%

Total remaining lease payments under the Company’s operating leases are as follows:

January 31, 2022
(in thousands)

Remainder of fiscal year 2022	$99
2023	391
2024	362
2025	184
Total future minimum lease payments	$1,036
Less imputed interest	(98)
Total	$938

(7) Accrued Expenses

Accrued expenses consisted of the following at January 31, 2022 and April 30, 2021:

	January 31, 2022	April 30, 2021
	(in thousands)	(in thousands)
Project costs	$102	$368
Contract loss reserve	328	328
Employee incentive payments	191	283
Accrued salary and benefits	409	631
Professional fees	96	200
Other	166	71
	$1,292	$1,881

(8) Warrants

Liability Classified Warrants

On June 2, 2016, the Company entered into a securities purchase agreement, which was amended on June 7, 2016 (as amended, the “June Purchase Agreement”) with certain institutional purchasers (the “June Purchasers”). Pursuant to the terms of the June Purchase Agreement, the Company sold an aggregate of 20,850 shares of Common Stock together with warrants to purchase up to an aggregate of 7,298 shares of Common Stock. Each share of common stock was sold together with a warrant to purchase 0.35 of a share of common stock at a combined purchase price of $92.00. The warrants have an exercise price of $121.60 per share, became exercisable on December 3, 2016 (“Initial Exercise Date”), and expired on December 3, 2021, five years following the Initial Exercise Date. As of the expiration date, none of the warrants had been exercised.

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of Common Stock together with warrants to purchase up to an aggregate of 8,925 shares of Common Stock. Each share of common stock was sold together with a warrant to purchase 0.30 of a share of common stock at a combined purchase price of $135.00. The warrants were exercisable immediately at an exercise price of $187.20 per share. The warrants expired on January 23, 2022, the fifth (5th) anniversary of the initial exercise date of January 23, 2017. As of the expiration date, none of the warrants had been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of January 31, 2022, all of the pre-funded warrants had been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of January 31, 2022, all of the common warrants had been exercised.

The Company accounts for warrants issued in connection with its June 2016 and July 2016 public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June 2016 and July 2016 warrants contained a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. The warrants were all expired as of January 31, 2022 and had a value near zero as of April 30, 2021. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the Consolidated Balance Sheets.

(9) Paycheck Protection Program Loan

On March 27, 2020, the U.S. Government passed into law the Coronavirus Aid, Relief and Economic Security Act, or the (“CARES Act”). On May 3, 2020, the Company signed a Paycheck Protection Program (“PPP”) loan with Santander as the lender for approximately $890,000 in support through the Small Business Association (“SBA”) under the PPP Loan. The PPP Loan was unsecured and evidenced by a note in favor of Santander as the lender and governed by a Loan Agreement with Santander. The Company received the proceeds on May 5, 2020.

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and that the loan is now fully forgiven. The Company recognized a gain on extinguishment of PPP loan of approximately $890,000 during the nine months ended October 31, 2021 as reflected on the Consolidated Statement of Operations.

(10) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of January 31, 2022, no shares of preferred stock had been issued.

(11) Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. As of January 31, 2022, 55,894,213 shares had been issued and are outstanding.

(12) Treasury Shares

During each of the nine months ended January 31, 2022 and 2021, no shares of common stock were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(13) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of January 31, 2022, the Company has 696,627 shares available for future issuance under the 2015 Plan which reflects adjustments made for the departure of our former CEO as well as other departures.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 711(a) of the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employed by the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of January 31, 2022, there were 11,487 shares available for grant under the 2018 Inducement Plan. On February 9, 2022 the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company granted options to acquire 793,850 and 248,876 shares of stock options during the three and nine months ended January 31, 2022 and 2021, respectively. The following assumptions were used to value the awards:

	Nine months ended January 31,
	2022	2021
Risk-free interest rate	1.5%	6.0%
Expected dividend yield	—%	—%
Expected life (in years)	5.6	5.9
Expected volatility	121.9%	136.5%

A summary of stock options under our stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2021	516,827	$3.89	9.0
Granted	793,850	$1.43
Exercised	(44,332)	$1.05
Expired	(1,806)	$32.62
Cancelled/forfeited	(121,383)	$3.03
Outstanding as of January 31, 2022	1,143,156	$2.34	9.4
Exercisable as of January 31, 2022	308,481	$4.59	8.1

As of January 31, 2022, the total intrinsic value of outstanding and exercisable options was approximately $11,560. As of January 31, 2022, approximately 835,000 additional options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 9.9 years. There was approximately $183,000 and $296,000 of total recognized compensation cost related to stock options during each of the nine months ended January 31, 2022 and 2021, respectively. As of January 31, 2022, there was approximately $102,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.0 year.

The Company’s acquisition of 3Dent (See Note 18) was valued at the fair value of the stock on the acquisition date of $1,451,584 (361,991 shares at $4.01). Since the share restrictions were set to expire on February 1, 2022, within one year of the closing of the acquisition, and lacked marketability, the Company applied a 20% discount to the purchase price making the adjusted fair value $1,161,267. Additionally, as the sellers must be employed for 12 months from the date of acquisition to retain all of their shares, the difference between the calculated fair value and the net assets acquired represents the value of the compensation expense to be recognized over the period of the agreed upon employment.

Fair Value of Purchase	$1,161,267
Total Acquired Assets	$(593,571)
Total Acquired Liabilities	$117,106
Compensation Expense	$684,802
Quarterly Compensation Expense	$171,201

The Company has recognized approximately $171,000 of compensation expense on a quarterly basis for the consideration paid for 12 months from the acquisition date of February 2, 2021. The last of this compensation expense was recognized during the quarter ended January 31, 2022.

Performance Stock Options

In January 2020, the Company issued 81,337 performance-based stock options to two of its executives. There were 40,668 shares that were vested and outstanding, which were set to expire on December 15, 2021, all of which were exercised prior to the expiration date.

In January 2021, the Company issued 344,723 performance-based stock options to employees and executives. The awards vest over 2 years provided there is positive total shareholder return (e.g. share price increase) as measured by the closing share price on January 14, 2022 and January 14, 2023. There were 230,000 shares unvested and outstanding at January 31, 2022. None of the shares granted to our former President and CEO under this issuance vested prior to June 18, 2021, his last day of employment. These unvested shares are included in the Cancelled/forfeited figure in the table below. A summary of performance stock options under our stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2021	424,790	$2.57	9.5
Granted	66,667	$0.62
Exercised	(40,668)	$1.05
Cancelled/forfeited	(220,766)	$2.58
Outstanding as of January 31, 2022	230,023	$2.26	9.1
Exercisable as of January 31, 2022	—		0.0

As of January 31, 2022, the total intrinsic value of both outstanding and exercisable options was approximately zero. As of January 31, 2022, approximately 230,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 9.1 years. There was approximately $123,000 and $43,000 of total recognized compensation cost related to stock options during each of the nine months ended January 31, 2022 and 2021, respectively. As of January 31, 2022, there was approximately $242,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the nine months ended January 31, 2022 and 2021, the Company granted 777,764 and 10,000 shares, respectively, that were subject to service-based vesting requirements.

A summary of non-vested restricted stock under our stock incentive plans is as follows:

	Number of Shares	Weighted Average Price per Share
Issued and unvested at April 30, 2021	10,000	$2.93
Granted	777,764	$1.42
Vested	(10,000)	$2.93
Cancelled/forfeited	—	$—
Issued and unvested at January 31, 2022	777,764	$1.42

There was approximately $43,000 and $12,000 of total recognized compensation cost related to restricted stock for the nine months ended January 31, 2022 and 2021, respectively. As of January 31, 2022, there is approximately $54,000 of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

In December 2019, the Company granted 51,547 shares to an employee, subject to service-based vesting requirements, that were outside the Company stock incentive plans. There was approximately zero and $30,000 of total recognized compensation cost related to this award for the three months ended January 31, 2022 and 2021, respectively. As of January 31, 2022, there was no unrecognized compensation cost remaining related to this award.

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

The fair value of the Company’s warrant liabilities (refer to Note 8) is based on the Black-Scholes pricing model which is based on Level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are the quoted price of the Company’s common stock in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life. The fair value on a recurring basis as of January 31, 2022 and April 30, 2021 was near zero.

There were no unrealized gains or losses for the three and nine months ended January 31, 2022 or 2021. When incurred, gains and losses are included within “Gain (loss) due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations. The Company determined the fair value using the Black-Scholes pricing model with the following assumptions:

	January 31, 2022	January 31, 2021

Dividend rate	N/A	0.0%
Risk-free rate	N/A - N/A	0.07% - 0.08%
Expected life (years)	N/A	0.5 - 0.8
Expected volatility	N/A	146.1%

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the three and nine months ended January 31, 2022 or 2021.

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

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. On July 30, 2018, the Spanish tax inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. During the nine months ended January 31, 2021, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,870 or approximately $331,000. On January 25, 2021, the Company paid the Spanish Tax Administration €279,870. Notwithstanding that payment, on April 30, 2021, the Company filed its appeal of the decision of the Central Court to the Spanish National Court. There is no schedule for a ruling from the Spanish National Court.

(16) Income Taxes

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At January 31, 2022, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. U.S. federal and state income tax returns were audited through fiscal 2014 and fiscal 2010 respectively. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

Income Tax Benefit

The Company sold New Jersey State net operating losses and research development credits under the NJEDA Tax Transfer program in the amount of approximately $12.0 million for the year ended April 30, 2021, for net proceeds of approximately $1.0 million which was received in May 2021 and recorded in the Company’s Statement of Operations in fiscal year 2022. This results from a program where New Jersey-based technology or biotechnology companies with fewer than 225 US employees may be eligible to sell net operating losses and research and development tax credits to unaffiliated corporations, up to a maximum lifetime benefit of $20.0 million per business. As of January 31, 2022 we have approximately $5.0 million still available to sell should we chose to do so.

(17) Operating Segments and Geographic Information

The Company’s business consists of one segment as this represents how our Chief Operating Decision Maker views the Company’s operations and financial position. The Company operates on a worldwide basis with two wholly-owned subsidiaries, 3Dent and MAR, and subsidiaries in the UK and in Australia. Revenues and expenses are generally attributed to the operating company that bills the customers. During each of the nine months ended January 31, 2022 and 2021, the Company’s primary business operations were in North America.

(18) Business Combination

3dent Technologies, LLC

On February 1, 2021, the Company acquired all of the outstanding equity interest of 3dent Technologies, LLC (“3Dent”), a Houston, Texas based company that offers offshore energy engineering and design services that are complementary to the Company’s technology and products. As consideration for the purchase, the Company issued 361,991 shares of its common stock to the sellers, subject to a 12-month post acquisition employment condition, which has now been achieved. In addition, the former owners of 3Dent would have been eligible for awards of performance stock with a potential value of $360,000 if certain revenue targets are achieved over the 12 month-period post acquisition. As of January 31, 2022, it was determined that 3Dent did not meet these revenue targets.

Marine Advance Robotics, Inc.

On November 15, 2021, the Company acquired all of the outstanding equity interest of Marine Advanced Robotics, Inc. (“MAR”), a Richmond (San Francisco Bay Area), California-based developer and manufacturer of autonomous surface vehicles.

The Company accounted for the transaction as a business combination under ASC 805, “Business Combinations.” Accordingly, the assets and liabilities acquired were recorded at their estimated fair value on the date of acquisition. Under ASC 805, acquisition-related transaction costs of approximately $0.3 million (such as advisory, legal, valuation, other professional fees) were expensed in the Consolidated Statement of Operations in the period incurred.

The Company paid cash consideration of $4.0 million and issued 3,330,162 shares of our common stock valued at approximately $5.9 million based on the closing price of $2.10 and reduced by a lack of marketability discount since they were restricted. The Company assumed liability for advances payable to the former owners of MAR for approximately $456,000.

The contingent consideration is based on the achievement of certain milestones over a 30-month period. As of the acquisition date, the contingent consideration had a fair value of $1.6 million. Under the terms of the MAR purchase agreement, the contingent consideration consists of two earn-out periods, one running from the date of the acquisition through April 30, 2023 in which the maximum earn-out is $1.5 million and the other from May 1, 2023 through April 30, 2024 where the maximum earn-out is $2 million. The fair value as of the date of acquisition was determined using a simulation model based on an estimate of revenues during these periods and discount factors ranging from 5.8% to 14.5%. As discussed in Note 14 per ASC Topic 820 we consider this to be a Level 3 liability.

Total consideration including cash, restricted shares, liabilities assumed, and contingent consideration was valued at approximately $11.9 million.

Purchase consideration consisted of the following:

(in thousands)
Cash	$4,000
Liabilities assumed	456
Fair value of restricted shares	5,855
Fair value of contingent consideration	1,591
Total consideration	$11,902

The preliminary allocation of the fair value of the MAR acquisition is shown in the table below. The allocation of the fair value will be finalized when the valuation is completed, and the differences will be trued up for the final allocated amounts, hence, actual results may differ from preliminary estimate.

Total Purchase Consideration	$11,902

Cash	$12
Inventory	150
Property and equipment, net	38
Trademarks	2,755
Patents	1,193
Goodwill	7,754
Net assets acquired	$11,902

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions, and appropriate discount rates. In connection with the acquisition of MAR, we acquired approximately $3.9 million of intangible assets including trademarks with an indefinite life and patents that will be amortized over a useful life of nine years.

Goodwill is considered an indefinite-lived asset that relates primarily to intangible assets that do not qualify for separate recognition. The Company is currently evaluating the tax implications on the business combination accounting and compiling the information needed for a pro forma disclosure related to the acquisition of MAR which is expected in our year end reporting.

(19) Subsequent Events

New Jersey Net Operating Loss Transfer Program

In February 2022, the Company sold New Jersey State net operating losses and research and development credits in the amount of $4.0 million, resulting in the recognition of income tax benefits of $0.4 million.

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

Overview and mission

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware.

We are an ocean data, marine power, and consulting services provider. We control the design, manufacture, sales, installation, operations and maintenance of our solutions and services while working closely with commercial, technical, and other development partners that provide software, controls, mechatronics, sensors, integration services, and marine installation services. We believe our renewable autonomous ocean solutions enable technologies for data collection, analysis, communication in remote ocean environments, as well as generate actionable intelligence and control certain equipment linked to edge and cloud environments.

Our mission and purpose are to provide intelligent maritime solutions and services that enable more secure and more productive utilization of our oceans and waterways, green energy power services, and sophisticated surface and sub-surface marine domain awareness solutions. We achieve this through our proprietary, state-of-the-art technologies that are at the core of our clean and renewable energy platforms upon which we offer our solutions and services as well as through working with select partners.

Strategy and marketing

Our strategy includes developing complete solutions and services, including cloud-based delivery systems for ocean data and predictive analytics to provide actionable intelligence for our clients. We believe that having demonstrated the capability of our solutions, we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable, and persistent power and communications, either by supplying electric power to payloads that are integrated directly with our product or located in its vicinity, such as on the seabed and in the water column. Our recent projects have been in the offshore energy and science and research industries.

Based on our market research and publicly available data, including but not limited to the U.S. Department of Energy (“DOE”) 2019 Powering the Blue Economy Report, the Westwood Energy World ROV Operations Forecast 2019-2023, and the World Bank Database, we believe there is an increasing need for our products and services in maritime domain awareness applications and numerous markets may have a direct need for our solutions. Potential customers include, but are not limited to, defense and security, offshore energy, science and research, and offshore wind markets, as well as government applications in fishery protection and marine protected areas.

Our Solutions

Our solutions focus on three major services areas, Data as a Service, supported and enabled by Power as a Service, and underpinned by our Strategic Consulting Services.

Data as a Service

Our Data as a Service solution concept was originally based on the work we performed for Harbour Energy (formerly known as Premier Oil) in the North Sea. With the support of our key software and mechatronics partners, and based on feedback from participants in the government, defense, and security markets, we have evolved this concept into our commercial development programs. These include our custom software development efforts to further extend our edge computing and cloud hosting capabilities solution with the ability to support artificial intelligence modules that can be delivered to customers via secure cloud environments. The initial release of our new solution will be deployed onto a multi-buoy array off the coast of New Jersey, creating a floating test bed for current capabilities and future developments.

Maritime Domain Awareness Solution (“MDAS”)

The International Maritime Organization defines Maritime Domain Awareness (“MDA”) as the effective understanding of any activity that could impact upon the security, safety, economy, or environment. Since 2002, the United States of America, for example, has had an active strategy to secure the Maritime Domain. Furthermore, in 2020 the U.S. Coast Guard elevated Illegal, Unreported and Unregulated (“IUU”) fisheries, one aspect of MDA security, as the leading global maritime threat.

We have designed a solution to provide detailed, localized maritime domain awareness that can be utilized for a wide range of applications across market segments. Our MDAS base configuration consists of a high-definition radar, stabilized high-definition optical and thermal imaging camera, vessel automatic identification system (“AIS”) detection, and integrated command and control software that can be installed on a range of platforms, including our buoys and autonomous vehicles. Additional sensors can be added as customer needs dictate. Capabilities include 24/7 vessel tracking, automatic radar plotting, automated vessel warnings, and high-definition optical and thermal video surveillance capable of providing actionable intelligence promptly.

We anticipate that data from our MDAS will be processed onboard our buoys using edge computing, transmitted to our cloud-based analytics platform via secure Wi-Fi, cellular, and/or satellite systems. Surveillance data can be integrated with readily available marine monitoring software or with our own MDA software solution developed together with leading partners in the technology industry to provide command and control features of a multi-buoy surveillance network. The data can also be integrated with satellite, weather, bathymetric, and other third party data feeds to form a detailed surface and subsea picture of a monitored area.

The development of our MDAS is underway, and we launched the first offshore system supporting the demonstration of the newly developed system with our hardware and TimeZero software in October 2021. To date we have collected more than 2,000 radar and AIS tracks from our previous New Jersey deployments. This data is being used to refine the design of our MDAS. We are working on the deployment of additional systems to test the next generation of solutions during fiscal calendar Q4 2022.

In October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology, Inc. (“ACET”) to conduct a feasibility study for the evaluation of a PB3 power and 5G communications solution in support of the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”). This forms part of our Data as a Service division.

Autonomous Vehicles (“WAM-V”)

On November 15, 2021, the Company acquired all of the outstanding equity interest of MAR. Founded in 2004, MAR is the developer of the patented Wave Adaptive Modular Vessel (WAM-V®) technology, which enables roaming capabilities for uncrewed maritime systems in waters around the world. MAR launched the first WAM-V in 2007 as a new vessel class with a mission to manufacture and deliver to customers the most reliable and robust autonomous surface vehicles available on the market. MAR also provides RaaS (Robotics as a Service) allowing customers to leverage WAM-V technology and MAR expertise on a per project basis. Today, WAM-Vs operate in 11 countries for commercial, military and scientific customers.

This acquisition immediately provided the Company with an established, innovative inshore, nearshore and offshore product line that highly complements the Company’s business strategy. Since the acquisition, MAR has continued to grow and is further expanding into its core marine survey and maritime security markets in Europe, Asia, Oceania and the Americas. As we continue to bring MAR and the WAM-V technology into the OPT family, we expect to expand on the synergistic opportunities we have identified. For example, we plan to integrate the MDAS platform onto the WAM-V to expand our MDA offering to provide a roaming MDA solution to our customers.

Power as a Service

Power as a Service solutions deliver value to customers by utilizing our managed power platforms. We continue to develop and commercialize our proprietary power platforms that generate electricity by harnessing the renewable energy of ocean waves for our PowerBuoy® (“PB3”), and solar power for our hybrid PowerBuoy® (the “hPB”) as well as subsea battery for topside and subsea power applications. The PB3 uses proprietary technologies that convert the kinetic energy created by the motion of ocean waves into electricity. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required.

In November 2020, the Company entered into an agreement to provide engineering and technical services to the DeepStar Global Technology Consortium Program showcasing our Power as a Service. This project was completed in July 2021, and we have used the findings of the study to advance marketing activities for our Power as a Service solution.

On our project with Eni S.p.A. (“Eni”), we utilized a PB3, which operated in the Adriatic Sea for over 700 days of continuous operation as part of Eni’s resident autonomous underwater vehicle (“AUV”) feasibility studies. During commercial operations, an AUV would remain on site to perform various inspection, maintenance, and repair tasks. As demonstrated during our project with Eni, our solutions generated sufficient power that could, with client assets, extend missions for longer durations.

In June 2021, the Company was notified of a pre-award for a Department of Energy (“DOE”) Small Business Innovation Research program (“SBIR”) to support the development of the next generation of our wave energy conversion systems. In August 2021, we completed all required documentation and signed the DOE contract. The 9-month project began in the second quarter of fiscal 2022.

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

A single MDAS equipped PB3 can monitor vessel traffic, with or without AIS turned on, across an area approximately 1,300 square kilometers of ocean territory, with the ability to link multiple surveillance assets together over large ocean areas giving end-users visibility into potentially damaging environmental or illegal activities. Customized solutions are also available including the addition of subsea sensors to monitor for acoustic signatures, including tsunami, and water quality.

hybrid PowerBuoy®

The Company is currently optimizing the design of our original hPB. The hPB is capable of utilizing solar and wind power, in addition to wave energy. Based on prototype testing, we are optimizing the solar and wind generation, as well as increasing the battery energy storage capacity. The hPB is capable of providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product is complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater product integration within each customer project. The hPB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of subsea power applications, such as recharging and surface communications hub for electric remotely operated vehicles (“eROV”) such as our WAM-V and AUV used for underwater inspections and short-term maintenance, subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard batteries which power subsea and topside payloads. The hPB is designed to be able to operate over a broad range of temperature and ocean wave conditions.

As with the PB3, the control system uses sensors and an onboard computer to continuously monitor the hPB subsystems. The load is powered by the onboard Lithium Ion batteries, so that payloads are powered no matter what the weather or sun conditions.

The hPB can be transported over land to the deployment port using conventional transportation methods. Once at port, it can be lifted into the water or onboard a vessel using a readily available crane of appropriate capacity. The hPB may then be towed to a site using a standard vessel, or the hPB may be carried aboard a vessel to its offshore location and craned into the water at site.

Subsea Battery

We have product launched a subsea battery that is complementary to both the PB3 and hPB products and can be deployed together with our PowerBuoys® or on its own. It offers customers the option of placing additional modular and expandable energy storage on the seabed near existing, or to be installed, subsea equipment. Our pressure tested lithium-ion subsea batteries supply power that can enable subsea equipment, sensors, communications and AUV and eROV recharge. Our PB3 and hPB are complimentary to the subsea batteries by providing a means for recharging during longer term deployments, or the batteries can be used independently for shorter term deployments.

The subsea battery has been designed to provide continuous and/or short-term power supply from its integrated energy storage system, enabling us to supply into a range of industries and applications, from backup power to critical subsea infrastructure to continuous operation of subsea equipment, such as electric valves. The base design of the subsea battery has a nominal 100kW-hours of energy storage. The subsea battery can be transported over land to the deployment port using conventional transportation methods. Once at port, the subsea battery can be lifted onboard a vessel using a readily available crane of appropriate capacity. The battery can then be carried aboard a vessel to its offshore location and craned into the water at site. It comes installed on a ready deployable subsea skid suitable for installation on the seabed. The subsea battery can be integrated into other subsea equipment on land prior to deployment.

Strategic Consulting Services

Our Strategic Consulting Services were materially expanded with the acquisition of 3dent Technology, LLC (“3Dent”), in February 2021. As part of our continued strategic operations, we intend to continue to grow our service sectors and develop, evolve, and strengthen our solutions through internal developments, partnerships, and potential acquisitions. Our team of dedicated consultants/designers has expertise in structural engineering, hydrodynamics and naval architecture. Among its services is a focus on addressing the issues current or would-be offshore drill rig owners, including owners of floaters, jackups, and lift boats. Consulting services include simulation engineering, software engineering, concept design and motion analysis. During the third quarter of fiscal 2022, the Company saw an increase in consulting services activity for conventional offshore energy and offshore wind projects.

The focus of our Strategic Consulting Services is on delivering value to our customers in the areas of ocean engineering, structural and dynamic analysis, Front End Engineering and Design (“FEED”) studies, and motion simulation. These services can be integrated well into our broader Power and/or Data as a Service solutions, utilizing our solutions or on a standalone basis. In the near term, we will focus on increasing our market share in the offshore wind market and the broader floating foundation design market, as well as our business with offshore energy customers.

In addition to work performed by the Company for the DeepStar project, through our Strategic Consulting Services group, we also offer a full range of high-level offshore engineering, including providing consulting engineering and design services to offshore wind developers, offshore construction companies, drilling contractors, major oil companies, service companies, shipyards, and engineering firms.

Business Update Regarding COVID-19 and its variants

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

On March 27, 2020, the U.S. Government passed into law the Coronavirus Aid, Relief and Economic Security Act, or the (“CARES Act”). On May 3, 2020, the Company signed a Paycheck Protection Program (“PPP”) loan with Santander as the lender for approximately $890,000. The PPP loan was unsecured and evidenced by a note in favor of Santander as the lender and governed by a Loan Agreement with Santander. The Company received the proceeds on May 5, 2020.

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and that the loan is now fully forgiven. The Company recognized a gain on extinguishment of PPP loan of approximately $890,000 in the Consolidated Statement of Operations for the nine months ending January 31, 2022.

During 2020 we started to experience some delays related to the impact of COVID-19 on the international supply chain. We were able to mitigate much of the impact by consuming not only internal inventory but also by expanding our supply base. We have a global supply chain, and in addition to domestic sources, we obtain components from Asia and Europe. We use a combination of off-the-shelf components and equipment (COTS) as well as custom developed parts. There have been a number of disruptions throughout the global supply chain which have impacted our development and manufacturing. As the global economy continues to open up, it is driving the demand for certain components. This has outpaced the return of the global supply chain to full production. Although we have been able to find alternatives for many component shortages, we experienced, and continue to experience, some delays and cost increases with respect to container shortages, ocean shipping and air freight. In addition, our key suppliers have experienced longer lead times and cost increases for raw materials and have experienced periods of interruption to production due to COVID-19 and its variants affecting manpower. Though local manpower and similar Covid-related problems are starting to ease, we continue to have concerns over component shortages, particularly for semiconductors and specialty metals which we foresee to continue at least through the first half of calendar 2022.

If spikes in COVID-19 and its variants occur in regions in which our supply chain operates, we could experience periodic interruptions or impacts due to delays in components and incur further freight price increases. We continue to monitor and adjust our operations, as appropriate. in response to the COVID-19 pandemic.

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

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021
Eni S.p.A.	0%	11%	1%	22%
Department of Energy	21%	0%	18%	0%
EGP	0%	70%	16%	63%
ACET	0%	10%	0%	6%
Valaris (1)	1%	0%	14%	0%
Brigham Young University (2)	14%	0%	7%	0%
Nippon Kaiyo (2)	16%	0%	8%	0%
Naval Surface Warfare Center (2)	20%	0%	10%	0%
Other (no customer over 10%)	28%	9%	26%	9%
	100%	100%	100%	100%

(1)	3Dent related consulting
(2)	MAR related sales

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

Current and Recent Customers

●	MAR has contracted to build WAM-Vs for Brigham Young University, Nippon Kaiyo, and the Naval Surface Warfare Center.

●	In June 2021, the Company was notified of a pre-award for a Department of Energy (“DOE”) Small Business Innovation Research program (“SBIR”) to support the development of the next generation of our wave energy conversion systems. In August 2021, we completed all required documentation, signed the DOE contract and initiated the 9-month project which began in the second quarter of fiscal 2022.

●	Throughout the first nine months of fiscal 2022, our Strategic Consulting Services, continued to generate revenues from both prior and new customers of approximately $424,000. Notably, we advanced several large projects in the pipeline to an advanced stage with larger oil and gas operators and offshore wind developers.

●	In November 2020, the Company entered into an agreement with the OOC to provide engineering and technical services for a new project under the DeepStar Global Technology Consortium Program. This project showcased our Power as a Service solution among well-known operators in the industry. This project was completed in July 2021.

●	In October 2020, the Company entered into an agreement with ACET to conduct a feasibility study for the evaluation of a PB3 power and 5G communications solution in support of the U.S. Navy Naval Postgraduate School’s SLAMR initiative. The study was completed, and the Company is currently in active discussions with the SLAMR Consortium on the project’s next steps on providing the data and power solution. The SLAMR initiative is ongoing and on October 29, 2021, the SLAMR Consortium released additional information about the project into the market.

●	In March 2020, Eni exercised their option from the March 2018 contract to extend their lease of the PB3 for an additional 18 months. The initial provision in March 2018 agreement provided for a minimum 24-month contract that included an 18-month PB3 lease and associated project management. In November 2020, Eni retrieved the PB3 and returned it to shore due to a mooring issue. The PB3 has since been returned to our headquarters in New Jersey and has completed its refurbishment and is being readied to deploy as part of our MDAS demonstration off the coast of New Jersey.

●	In September 2019, we entered into two contracts with subsidiaries of EGP, which included the sale of a PB3 and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) that was expected to be the Company’s first deployment off the coast of Chile. Due to the COVID-19 pandemic, force majeure was declared in April 2020 and delayed the deployment. In March 2021, the Company began the deployment process and placed the PB3 in the water. During the first nine months of fiscal 2022, deployment installation activities were performed, and additional activities are expected to be performed over the next fiscal quarter.

●	In June 2018, we entered into a contract with Harbour Energy for the lease of a PB3 to be deployed in one of Harbour Energy’s offshore fields in the North Sea. During its deployment, the PB3 provided unmanned EZM service. In early March 2020 the Company and Harbour Energy retrieved the PB3. This PB3 has since been returned to our headquarters in New Jersey and is currently being refurbished to be redeployed. During the second quarter of fiscal 2022 we entered into a contract with Aker Solutions to support a study integrating the PB3 system for the next phase of Harbour Energy’s development plans.

Partnerships

We believe that our solutions are best developed, sold, deployed, and maintained together with subject matter experts in their respective fields. This enables the Company to protect, maintain, and evolve our power platforms and integrate them with surface and subsea payloads. The Company has previously entered into partnerships focused on including, but not limited to, deployment and installations, sourcing of surface payloads, and integration with autonomous vehicles. To further develop the MDAS, we recently entered into strategic software and robotics partnerships with two software companies, Greensea Systems, Inc. and Fathom5. We believe the partnerships with Greensea and Fathom5 will further the development of our next-generation MDAS product for the maritime industrial market and governmental defense and security organizations.

Greensea Systems, Inc. is contributing to the Company’s MDAS by providing integration software, control software, autonomy and systems integration for the buoy sensor payload.

Fathom5 is designing and building a customized industrial analytics platform to support the Company’s MDAS. The Fathom5 customized platform will integrate sensor technologies, combine data feeds, and provide a flexible plug-in analytic capability to apply artificial intelligence and machine learning to sensor feeds. Fathom5 is also building the user interface that will allow remote operators to control the MDAS payload and view sensor data in real time.

We also maintain active dialogues with several offshore deployment and marine operations partners in the North Sea and North America to support our projects.

Business Strategy

During fiscal 2021 and the first nine months of fiscal 2022, we advanced our marketing programs, products, and solutions. We have made progress in transitioning from R&D to commercialization and moving further into the ocean data as a service market. We intend to build on these efforts by implementing processes and solutions that cover the entire life cycle, from demand generation to close of contract, and from channel strategies to customer care. This strategy was further enhanced by our acquisition of MAR in November 2021.

Most of the Company’s opportunities with potential customers have been for projects in Western Europe, including the North Sea, as well as North and South America, and South East Asia. Nearly two-thirds of these opportunities have progressed past initial feasibility and non-disclosure agreement stages to more detailed, confidential discussions around specific customer applications. Many proposal requests are for projects where one of our PowerBuoy® products, either the PB3, the hPB, or our subsea battery is part of a larger solution deployment, and typically include the potential lease or sale of one or more of our solutions deployed on our PowerBuoy® platforms, as well as required services and maintenance support.

Historically, demonstration projects have been a necessary step toward broad solution deployment and revenues associated with specific applications like our New Jersey MDAS test array as part of our Data as a Service offering. A proposal phase typically lasts from three months to more than one year. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of the Company and capabilities and may include negotiation of standard terms and conditions. Many proposals contain provisions which would mandate the sale or lease of our PowerBuoy® product upon successful conclusion of the demonstration project.

The Company is pursuing a long-term growth strategy to expand its market value proposition while building the Company’s revenue base. This strategy includes partnerships with leading companies in adjacent and complementary markets. We continue to commercialize our PowerBuoy® products for use in remote offshore power and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions, sales or leases. We believe our Data and Power as a Service offerings, together with our platforms, are well suited to enable many uncrewed, autonomous (non-grid connected) offshore solutions, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform and subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions and we intend to sell and lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostic, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. We continue to increase our commercial capabilities through new hires in sales and application support, and through engagement of expert market consultants in various geographies. As our MDAS grows, we expect that this will also include data and cloud services.

●	Expand customer system solution offerings through new complimentary products that enable shorter and more cost-efficient deployments. We are continuously improving our technology solutions. The hPB is highly complementary to the PB3 by providing the Company the opportunity to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater system integration within each customer project. The hPB is intended for deployments for which the PB3 is not suitable, including shorter term missions and very low wave environments. It supports deployment applications such as maritime domain awareness and communications, eROV and AUV inspections and subsea equipment and controls.

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

●	Focus sales and marketing efforts in global markets. While we are marketing our products and services globally, we have focused on several key markets and applications, including US and foreign defense and security applications with our MDAS offering; subsea power for oil and gas; and the hydrographic survey market in US, Europe and Australia with the WAM-V’s. We believe that each of these areas has demand for our solutions, sizable end market opportunities, political and economic stability, and high levels of industrialization and economic development. In fiscal 2021, we opened an office in Houston, Texas to further support our customers and strengthen our dialogue with our solution partners. During fiscal 2022, we further solidified our European footprint, concentrating on our North Sea resource. We are in active discussions with potential partners in North and South America, Southeast Asia and West Africa.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of commercializing new products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. Since our acquisition of 3Dent and MAR, we have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly.

●	Partnering with fabrication, deployment and service support. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. Our PTO is a proprietary subsystem that is assembled and tested at our facility. We believe this distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Survey and security market applications. With the addition of the WAM-V, we are able to increase our ability to lease vehicles specifically to support the survey markets as well as security applications while integrating MDA into these solutions.

Liquidity

During the first nine months ending January 31, 2022, the Company incurred a net loss of approximately $13.7 million and used cash in operating activities of approximately $15.3 million. The Company has continued to make investments in ongoing product development efforts in anticipation of future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, dependence on skills of key personnel, concentration of customers and suppliers, deployment risks and integration of acquisitions, pending or threatened litigation, and the continued impact of COVID-19 and its variants on its business. The Company currently has committed sources of equity financing through its At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and the Aspire Capital financing, but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Management believes the Company’s current cash balance of $63.8 million is sufficient to fund its planned expenditures through at least March 2023. In addition to the acquisition of 3Dent in the prior year and MAR in November 2021, the Company is looking at further organic and inorganic growth opportunities to advance our data and power services and solutions.

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

On November 20, 2020, the Company entered into an At the Market Offering Agreement with AGP (the “2020 ATM Facility”). On December 4, 2020 the Company filed a prospectus with the Securities and Exchange Commission whereby, the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. From inception of the 2020 ATM Facility through April 30, 2021, the Company sold and issued an aggregate of 17,179,883 shares of its common stock with an aggregate market value of $50.0 million at an average price of $2.91 per share and paid AGP a sales commission of approximately $1.6 million related to those shares. A prospectus supplement was filed on January 10, 2022 to allow the Company to sell an additional $25.0 million (or an aggregate of $75.0 million) under the 2020 ATM Facility.

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

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeds the 19.99% limit of outstanding common stock on the date of the agreement. Through January 31, 2022, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement. The Company is able to purchase an additional $0.7 million in shares under the agreement with Aspire Capital, which expires in March of 2023.

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

Backlog

As of January 31, 2022, the Company’s backlog was $0.8 million. As of April 30, 2021, backlog was $0.2 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2021. There were no material changes to our critical accounting estimates or accounting policies during the nine months ended January 31, 2022.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. In November 2019, the FASB issued No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of January 31, 2022 and 2021.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the nine-month periods ended January 31, 2022 and 2021, all of the Company’s contracts were classified as firm fixed price.

As of January 31, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.8 million. The Company expects to recognize approximately 100% of the remaining performance obligations as revenue over the next twelve months.

The Company also enters into lease arrangements for its PB3 and WAM-V with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 or WAM-V and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the nine months ended January 31, 2022 and 2021 was immaterial.

The following table provides information regarding the breakdown of our revenues by customer for the three and nine months ended January 31, 2022 and 2021.

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Eni S.p.A.	$—	$34	$14	$135
Department of Energy	102	—	182	—
EGP	—	223	163	379
ACET	—	33	—	37
Valaris (1)	7	—	142	—
Brigham Young University (2)	66	—	66	—
Nippon Kaiyo (2)	78	—	78	—
Naval Surface Warfare Center (2)	98	—	98	—
Other (no customer over 10%)	133	27	260	53
	$484	$317	$1,003	$604

(1) 3Dent related consulting
(2) MAR related sales

We currently focus our sales and marketing efforts globally. The following table shows the percentage of our revenues by geographical location of our customers for the nine months ended January 31, 2022 and 2021.

	Nine months ended January 31,
Customer Location	2022	2021

Europe	1%	27%
South America	16%	63%
North America	83%	10%
	100%	100%

Cost of revenues

Our cost of revenues consists primarily of subcontracts, incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of equipment to customize the PowerBuoy® and our other products supplied by third-party suppliers. Cost of revenues also includes PowerBuoy® and other product system delivery and deployment expenses and may include anticipated losses at completion on certain contracts.

Engineering and product development costs

Our engineering and product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy® system and other products, to enhance and optimize data monitoring and controls systems, and to the development of new products, product applications and complementary technologies. We expense all of our engineering and product development costs as incurred.

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars. These foreign-denominated accounts had a balance of $30,000 as of January 31, 2022 and January 31, 2021, compared to our total cash, cash equivalents and restricted cash balances of $64.1 million as of January 31, 2022 and $80.4 million as of January 31, 2021. These foreign currency balances are translated each month into our functional currency, and any resulting gain or loss is recognized in our results of operations.

In addition, during the nine months ended January 31, 2022, a portion of our operations was conducted through our subsidiaries in countries other than the United States, specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business.

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

Three months ended January 31, 2022 compared to the three months ended January 31, 2021

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2022 and 2021.

	Three months ended January 31,
	2022	2021

Revenues	$484	$317
Cost of revenues	597	698
Gross loss	(113)	(381)
Operating expenses:
Engineering and product development costs	2,465	1,019
Selling, general and administrative costs	2,974	1,763
Total operating expenses	5,439	2,782
Operating loss	(5,552)	(3,163)

Interest income, net	16	25
Other income (expense), net	60	(16)
Foreign exchange gain/(loss)	5	3
Loss before income taxes	(5,471)	(3,151)
Income tax benefit	—	—
Net loss	$(5,471)	$(3,151)

Revenues

Revenues for the three months ended January 31, 2022 and 2021 were $0.5 million and $0.3 million, respectively. The year-over-year increase was primarily due to higher levels of revenue derived from our EGP contract, new revenues related to MAR and new consulting services work from 3Dent projects as compared to the same period in the prior year.

Cost of revenues

Cost of revenues for the three months ended January 31, 2022 and 2021 were $0.6 million and $0.7 million, respectively. The decrease from 2020 was mostly due to the acquisitions of both MAR and 3Dent, as they have a lower cost ratio related to their revenue.

Engineering and product development costs

Engineering and product development costs for the three months ended January 31, 2022 and 2021 were $2.5 million and $1.0 million, respectively. The year over year increase is the result of higher spending on new product development related to increases in materials, labor, overhead and costs associated with Greensea and Fathom5.

Selling, general and administrative costs

Selling, general and administrative costs for the three months ended January 31, 2022 and 2021 were $3.0 million and $1.8 million, respectively. The increase of $1.2 million for the three months ended January 31, 2022 was primarily due to higher professional fees of $0.7 million, and employee related costs of $0.3 million.

Nine months ended January 31, 2022 compared to the nine months ended January 31, 2021

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2022 and 2021.

	Nine months ended January 31,
	2022	2021

Revenues	$1,003	$604
Cost of revenues	1,320	1,248
Gross loss	(317)	(644)
Operating expenses:
Engineering and product development costs	7,518	3,334
Selling, general and administrative costs	7,933	5,591
Total operating expenses	15,451	8,925
Operating loss	(15,768)	(9,569)

Interest income, net	56	45
Other expense, net	60	(49)
Gain on forgiveness of PPP loan	890	—
Foreign exchange gain	—	13
Loss before income taxes	(14,762)	(9,560)
Income tax benefit	1,041	—
Net loss	$(13,721)	$(9,560)

Revenues

Revenues for the nine months ended January 31, 2022 and 2021 were $1.0 million and $0.6 million, respectively. The year-over-year increase was primarily due to higher levels of revenue derived from our EGP contract, new work from MAR, and new work with 3Dent consulting services projects as compared to the same period in the prior year.

Cost of revenues

Cost of revenues for the nine months ended January 31, 2022 and 2021 were $1.3 million and $1.2 million, respectively. The increase over 2020 was mostly due to new costs related to MAR sales and higher deployment and material costs incurred on the EGP contract for the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021.

Engineering and product development costs

Engineering and product development costs for the nine months ended January 31, 2022 and 2021 were $7.5 million and $3.3 million, respectively. The increase of approximately $4.2 million was the result of higher spending on new product development costs related to increases in materials, labor, overhead and costs associated with subcontractors Greensea and Fathom5.

Selling, general and administrative costs

Selling, general and administrative costs for the nine months ended January 31, 2022 and 2021 were $7.9 million and $5.6 million, respectively. The increase of $2.3 million for the nine months ended January 31, 2022 was primarily due to higher professional fees related to consultants, contractors, legal and accounting of $1.2 million, employee related costs of $0.6 million and stock compensation expense related to 3Dent of $0.5 million.

Forgiveness of Debt

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, the loan is now fully forgiven, and the Company recognized a gain on extinguishment of PPP loan of $0.9 million.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $13.7 million and $9.6 million for the nine months ended January 31, 2022 and 2021, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the nine months ended January 31, 2022, net cash flows used in operating activities was $15.3 million, an increase of $6.8 million compared to net cash used in operating activities during the nine months ended January 31, 2021. This increase is primarily due to higher project and employee related costs and the payment on the settlement of litigation, discussed in Note 15 to the Consolidated Financial Statements under Part I, Item 1 of this report, of approximately $1.2 million.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended January 31, 2022 was $3.9 million, compared to zero cash used for investing activities during the nine months ended January 31, 2021. The net cash used in investing activities was due to spending on the purchase of property, plant and equipment of $0.3 million and the net acquisition costs of MAR of $3.6 million.

Net cash used in/provided by financing activities

Net cash used in financing activities during the nine months ended January 31, 2022 was $0.1 compared to net cash provided by financing activities during the nine months ended January 31, 2021 of $78.0 million. The decrease in net cash provided by financing activities reflects the combination of no capital raises during the first half of fiscal 2022 in addition to proceeds related to the PPP loan and capital raises related to Aspire and AGP in the prior year.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of approximately $14,000 during the nine months ended January 31, 2022. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two years ended April 30, 2021 and 2020, our aggregate revenues were $2.9 million, our aggregate net losses were $25.1 million and our aggregate net cash used in operating activities was $22.3 million.

Our business is capital intensive, and up through January 31, 2022, we have been funding our business principally through sales of our securities. As of January 31, 2022, cash and cash equivalents were $63.8 million and we expect to fund our business with this amount and, to a limited extent, with our revenues until, we generate sufficient cash flow to internally fund our business. Management believes the Company’s current cash and cash equivalents is sufficient to fund its planned expenditures through at least March 2023. In addition to the acquisition of 3Dent in the prior year and MAR in November 2021, the Company is looking at further organic and inorganic growth opportunities to advance our data and power services and solutions.

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to several factors, including market conditions, and our operating performance;

●	the continued impact of the COVID-19 pandemic and its variants on our business, operations, customers, suppliers and manufacturers and personnel;

●	our acquisitions and our ability to integrate them into our operations may use significant resources, be unsuccessful or expose us to unforeseen liabilities;

●	our ability to meet product development, manufacturing and customer delivery deadlines that may be impacted by disruptions to our supply chain, primarily related to labor shortages and manufacturing and transportation delays both here in the U.S. and abroad;

●	our estimates regarding future expenses, revenues, and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to identify and penetrate markets for our products, services, and solutions;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology, products and solutions;

●	our ability to improve the power output and survivability of our products;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy, or restrict the use of our products;

●	our ability to attract and retain key personnel, including senior management, to achieve our business objectives;

●	our history of operating losses, which we expect to continue for at least the short term and possibly longer; and

●	our ability to protect our intellectual property portfolio.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2022 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since we began operations in 1994, including net losses of $13.7 million during the first nine months of fiscal year 2022 and $14.8 million in fiscal year 2021. As of January 31, 2022, we had an accumulated deficit of $248.6 million. Our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT INDEX

10.1		Stock Purchase Agreement among Ocean Power Technologies, Inc. and the sellers named therein dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).

10.2	***	Employment Letter between the Company and Robert P. Powers dated effective December 13, 2021* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).

10.3	***	Fifth Amendment to 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 15, 2021).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – January 31, 2022 (unaudited) and April 30, 2021, (ii) Consolidated Statements of Operations (unaudited) – three and nine months ended January 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and nine months ended January 31, 2022 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and nine months ended January 31, 2022 and 2021 (v) Consolidated Statements of Cash Flows (unaudited) –nine months ended January 31, 2022 and 2021, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	***	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.
(Registrant)

Date: March 14, 2022		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: March 14, 2022		/s/ Robert P. Powers
	By:	Robert P. Powers
Senior Vice President and Chief Financial Officer

