Form 10-K
period 2022-04-30
Ocean Power Technologies, Inc.
filed 2022-07-13
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-33417

Ocean Power Technologies, Inc.

Delaware	22-2535818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 ENGELHARD DRIVE, SUITE B

MONROE TOWNSHIP, NJ 08831

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (609) 730-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001	OPTT	NYSE American

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

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $40.8 million based on the closing sale price of the registrant’s common stock on that date as reported on the NYSE American.

The number of shares outstanding of the registrant’s common stock as of July 13, 2022 was 55,881,861.

OCEAN POWER TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

PowerBuoy®, PB-Vue ®, PowerTower ®, Making Waves in Power ®, Talk on Water ®, WAM-V® and the Ocean Power Technologies logo are trademarks of Ocean Power Technologies, Inc. All other trademarks appearing in this annual report are the property of their respective holders.

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

Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year. References to fiscal 2022 are to the fiscal year ended April 30, 2022. When the term “twelve month ended” is used, this is synonymous with “fiscal year ended.”

Unless the context indicates otherwise, the terms “Company,” “Ocean Power Technologies,” “OPT,” “we,” “our” or “us” as used herein refers to Ocean Power Technologies Inc. and its subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Overview

Our solutions focus on three major services areas, Data as a Service, which includes data collected by our Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or our PowerBuoy® Product lines; Power as a Service, which includes our PowerBuoy® and Subsea battery products; and our Strategic Consulting Services.

We provide ocean data collection and reporting, marine power, offshore communications, and Maritime Domain Awareness (“MDA”) products and consulting services. We offer our products and services to a wide-range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. We are involved in the entire life cycle of product development, from product design through manufacturing, testing, deployment, maintenance and upgrades. working closely with partners across our supply chain. We also work closely with our third party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions enable technologies for data collection, analysis, and communication in ocean and other offshore environments, and generate actionable intelligence via a variety of inputs. We then channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments.

Our mission is to provide intelligent maritime solutions and services that enable more secure and more productive utilization of our oceans and waterways, provide clean energy power services, and offer sophisticated surface and subsea maritime domain awareness solutions. We achieve this through our proprietary, state-of-the-art technologies that are at the core of our clean and renewable energy platforms, and our solutions and services.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware.

Our Solutions

Data as a Service

Our Data as a Service solution is at the forefront of our strategic plan to be a leader in offshore data collection, integration, analytics and real time communication for a variety of important applications. For example, our solutions can track surface movement for maritime border enforcement, illegal fishing interdiction, provide security for offshore wind farms and oil and gas fields, or provide harbor or port security as well as logistics support. We have the ability to support aquaculture and gather information on ocean currents, water quality, wind and other weather metrics, and map shorelines or subsurface areas. Additionally, we offer 24/7 monitoring solutions that can provide meaningful real time information, and long term data collection and analytics for sophisticated applications across many industries and scientific applications.

As part of our Data as a Service division, in October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology, Inc. (“ACET”) to conduct a feasibility study for the evaluation of a PB3 power and 5G communications solution in support of the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”).

Maritime Domain Awareness Solution (“MDAS”)

The International Maritime Organization defines Maritime Domain Awareness (“MDA”) as the effective understanding of any activity that could impact the security, safety, economy, or environment related to and within our oceans and seas. Since 2002, the United States of America has had an active strategy to secure the Maritime Domain, primarily through the U.S. Navy. Furthermore, in 2020 the U.S. Coast Guard elevated Illegal, Unreported and Unregulated (“IUU”) fisheries, one aspect of MDA security, as the leading global maritime threat.

We have designed our solution to provide detailed, localized maritime domain awareness that can be utilized for a wide range of applications across market segments. Our MDAS base hardware consists of a high-definition radar, a stabilized high-definition optical and thermal imaging camera, and a vessel automatic identification system (“AIS”) detection module. This hardware can be customized or supplemented by other solutions, depending on our customer’s requirements, These devices are mounted on our products, such as our PB3 PowerBuoy® or WAM-V®, and then utilizing integrated command and control software, data is sent to us and to our customers via secure communications channels. Multiple sensors can be used on a single unit based on the comprehensiveness of customer needs. Capabilities of our MDAS include 24/7 vessel tracking, automatic radar plotting, automated vessel warnings, and high-definition optical and thermal video surveillance capable of providing actionable intelligence day or night, in real time.

We anticipate that data from our MDAS will be processed onboard our buoys or WAM-Vs using edge computing, transmitted to our cloud-based analytics platform via secure Wi-Fi, cellular, and/or satellite systems. Surveillance data can be integrated with third party marine monitoring software or with our own MDA software solution developed together with leading partners in the technology industry to provide command and control features of a multi-buoy surveillance network. This network can be coordinated with the use of our WAM-Vs so that customers can have mobile sensor networks linked to our self-powered buoy data and communication hubs. The data can also be integrated with satellite, weather, bathymetric, and other third party data feeds to form a detailed surface and subsea picture of a monitored area.

The development of a complete, integrated MDAS is still underway, however, we achieved a key milestone in October 2021, with the initiation of our offshore demonstration of the new system utilizing our hardware and TimeZero software off the coast of New Jersey. To date we have collected more than 2,000 radar and AIS tracks from this demonstration, which is being used to refine the design of our MDAS. Initial field demonstration of our MDAS software began in May 2022 and is ongoing.

Autonomous Vehicles (“WAM-V®”)

On November 15, 2021, the Company acquired all of the outstanding equity interest of Marine Advanced Robotics, Inc. (“MAR”). Founded in 2004, MAR is the developer of the patented Wave Adaptive Modular Vessel (WAM-V®) technology, which enables roaming capabilities for uncrewed maritime systems in waters around the world. MAR launched the first WAM-V® in 2007 as a new vessel class to deliver to customers reliable autonomous surface vehicles that could provide robust, real-time data collection and reporting. MAR also provides RaaS (Robotics as a Service) allowing customers to lease WAM-V® robotics and access information from our WAM-V’s while we maintain ownership and maintenance and repair responsibilities. Today, WAM-Vs® operate in 11 countries for commercial, military and scientific uses. Our WAM-Vs exist in three primary sizes, 8, 16, and 22 feet, however, many of the design components are common across the sizes, allowing for integration of different payloads and adaption of the payload platforms for larger equipment. All sizes can be adapted to suit different propulsion methods.

This acquisition immediately provided the Company with an established product line that highly complements the Company’s business strategy and can be used inshore, nearshore, and offshore. Since the acquisition, the business of MAR has continued to grow and is further expanding into its core marine survey and maritime security markets in Europe, Asia, Oceania and the Americas. As we continue to leverage MAR technology with OPT, we expect to expand on the synergistic opportunities we have identified. For example, we plan to integrate the MDAS platform onto the WAM-V® to expand our MDA offering to provide a roaming MDA solution to our customers.

Power as a Service

Power as a Service solutions deliver value to customers by utilizing our managed power platforms. We continue to develop and commercialize our proprietary power platforms that generate electricity primarily by harnessing the renewable energy of ocean waves for our PowerBuoy® (“PB3”), solar power for our hybrid PowerBuoy® (the “hybrid PB”) and have the option of adding small wind turbines to supplement power generation. We also continue to commercialize our subsea battery for topside and subsea power applications and as additional storage when combined with our buoy platforms. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required. Moreover, offshore data and communications networks require power to function, and our solution solves for this need without requiring ongoing battery replacement or older technologies such as shore to station power cables.

PB3 PowerBuoy®

The PB3 uses proprietary technologies that convert the kinetic energy created by the motion of ocean waves into electricity. The PB3 features a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal nameplate capacity rating of up to 3 kilowatts (“kW”) of peak power during recharging of the onboard batteries. Power generation is deployment-site dependent, as wave activity impacts power generation. Our energy storage system (“ESS”) has a capacity of up to a nominal 150 kW-hours to meet specific application requirements.

The PB3 is designed to generate power for use independent of the power grid in offshore locations. The hull consists of a main spar structure compliantly moored to the seabed and surrounded by a floating annular structure that can freely move up and down in response to the passage of the waves. The PTO system includes a mechanical actuating system, an electrical generator, a power electronics system, our control system, and our ESS which is sealed within the hull. As ocean waves pass the PB3, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is collected within an ESS.

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

A single MDAS equipped PB3 can monitor vessel traffic, with or without AIS turned on, across a specific offshore area of interest, with the ability to utilize multiple surveillance assets together over large ocean areas giving end-users visibility into potentially damaging environmental or illegal activities. Customized solutions are also available including the addition of subsea sensors to monitor for acoustic signatures, tsunami activity, and water quality.

hybrid PowerBuoy®

The hybrid PowerBuoy® (“hybrid PB”) is an alternative platform to the PB3 capable of utilizing solar and wind power. The hybrid PB is capable of providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product is complementary to the PB3 as it addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The hybrid PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of subsea power applications, such as a surface communications hub for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles (“AUV”) used for underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium ion batteries which can power subsea and topside payloads. As with the PB3, the control system uses sensors and an onboard computer to continuously monitor the hybrid PB subsystems. The hybrid PB is designed to be able to operate over a broad range of temperature and ocean wave conditions. It has a 30kW-hour battery system and carries up to 1.2MW-hour energy when combined with the current onboard propane storage system. We are also developing another hybrid system with increased solar capacity and increased battery storage with the option of adding incremental wind turbine power generation, replacing the propane system.

Subsea Battery

Our subsea battery is complementary to both the PB3 and hybrid PB products and can be deployed together with our PowerBuoys® or as a standalone unit. It offers customers the option of placing additional modular and expandable energy storage on the seabed near existing, or to be installed, subsea equipment. Our pressure-tested lithium-ion phosphate subsea batteries supply power that can enable subsea equipment, sensors, communications and AUV and eROV recharge. Our PB3 and hybrid PB are complimentary to the subsea batteries by providing a means for recharging during longer term deployments, or the batteries can be used independently for shorter term deployments.

The subsea battery provides both long or short-term power supply from its integrated energy storage system, enabling us to supply into a range of industries and applications, from backup power to critical subsea infrastructure to continuous operation of subsea equipment, such as electric valves. The base design of the subsea battery has a nominal 100kW-hours of available energy storage and is designed to operate in a water depth of up to 500 meters. It comes installed on a ready deployable subsea skid suitable for installation on the seabed. The subsea battery can be integrated into other subsea equipment on land prior to deployment.

Strategic Consulting Services

The focus of our Strategic Consulting Services is on delivering value to our customers in the areas of ocean engineering, structural and dynamic analysis, Front End Engineering and Design (“FEED”) studies, and motion simulation. These services can be integrated in support of our broader Power and/or Data as a Service solutions, utilizing our products or on an independent basis for third party clients. In the near term, we will focus on increasing our market share in the offshore wind market, the broader floating foundation design market, as well as with our offshore energy customers.

We intend to continue to grow our service sectors and strengthen our solutions through internal developments, partnerships, and potential acquisitions. Our Strategic Consulting Services were materially expanded with the acquisition of 3dent Technology, LLC (“3Dent”), in February 2021. Our team of dedicated consultants/designers has expertise in structural engineering, hydrodynamics and naval architecture. Consulting services include simulation engineering, software engineering, concept design and motion analysis. We also offer a full range of high-level offshore engineering to offshore wind developers, offshore construction companies, drilling contractors, major oil companies, service companies, shipyards, and engineering firms. For example, we advise offshore drill rig owners, including owners of floaters, jackups, and lift boats. The Company saw an increase in consulting services activity for conventional offshore energy and for offshore wind projects in the second half of fiscal 2022.

Strategy and marketing

Our strategy includes developing integrated solutions and services, including autonomous and cloud-based delivery systems for ocean data and predictive analytics to provide actionable intelligence for our clients. We believe that having demonstrated the capability of our solutions, we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable, and persistent power, data collection, and communications, either by supplying electric power to payloads that are integrated directly with our products or located in its vicinity, such as on the surface, the seabed, or in the water column. Our recent projects have been in the offshore energy and science and research industries.

Based on our market research and publicly available data, including but not limited to the 2019 DOE Report: Exploring Opportunities for Marine Renewable Energy in Maritime Markets (the “Powering the Blue Economy Report”) Report, the Westwood Global Energy World ROV Operations Forecast 2019-2023, we believe there is an increasing need for our products and services in maritime domain awareness applications and numerous other markets.

Potential customers include, but are not limited to, defense and security, offshore oil and gas, science and research, and offshore wind markets, as well as government applications in border security, vessel tracking, fishery protection and monitoring of marine protected areas. For example, autonomously monitoring and surveying offshore wind farm lease areas would enable developers to collect data needed to support environmental impact studies with low carbon emissions. This could be done with buoys and vehicles.

Competitive Advantages

We continue to commercialize our current and future products and solutions by targeting customers in our principal markets (defense and security, offshore oil and gas, science and research, and offshore wind, as well as government applications in border protection, fishery protection and marine protected areas) that require resident, semi-resident, or roaming platforms. Our platforms provide stable and reliable power sources in nearshore and remote offshore locations for short and long-term deployments. We believe that our solutions and our existing commercial relationships provide the following competitive advantages in our target markets:

●	Numerous applications within multiple major market segments. We have designed our solutions to have multiple offshore applications that can be used globally by customers. Our WAM-V® autonomous vehicles are designed for inshore and offshore deployments as fully or semi-autonomous systems and can operate in force multiplier mode. Our vehicles can support customized subsea and surface payloads, including other remotely operated or autonomous systems such as aerial drones and remotely operated vehicles (“ROV’s”). Multiple applications exist in the hydrographic survey market, across a range of industries including offshore wind and oceanographic monitoring. Our PB3 is designed for longer-term deployment in moderate to high ocean wave climates. Our hybrid PB is designed to meet the needs of customers with projects in low sea state locations and/or those requiring shorter-term deployments. We believe our subsea battery enables persistent power to be delivered from the seabed to support autonomous, all-electric subsea operations. Together, all these products can be integrated to provide customized power solutions for our customers. Our PowerBuoy® platforms can also act as persistent or short term self-powered solution platforms for payloads, such as our MDA package which can provide real-time perimeter security, vessel tracking and area surveillance for government defense, fishery protection, and offshore energy applications.

●	Considerable life-cycle cost savings over current solutions for many applications. Our PB3 is designed to operate over extended intervals between required maintenance activities. We believe that our PB3 reduces costs over multi-year operations. These cost savings are mostly due to reduced vessel and personnel servicing activities. For short term deployments, our hybrid PB is a cost-efficient means of providing MDA and subsea power solutions. Our subsea battery can provide power to sea floor systems when combined with either the PB3 or hybrid for power regeneration, thus reducing or, in some cases, eliminating the need for manned vessels to replace or recharge expended subsea batteries during mission life. Our WAM-V® vehicles displace carbon and capital intensive manned vessels, enabling savings to be realized even during short term deployments.

●	Real-time data communications. Our systems can be equipped with a variety of communications equipment, such as 5G, 4G LTE, satellite, VHF, and Wi-Fi, which enables the transmission of data on a frequent or near-continuous basis. We believe that more frequent data communication could enable an end-user to more quickly and proactively make data-driven decisions which could result in economic advantages. Real-time data communications are an essential component of our WAM-V® operations and our MDA payload, allowing continued autonomous remote monitoring of marine traffic.

●	Modular and scalable designs. Our WAM-Vs® exist in three primary sizes, 8, 16, and 22 feet, and many of the design components are common across the sizes, allowing for integration of different payloads and adaption of the payload platforms for larger equipment. All sizes can be adapted to suit different propulsion methods. Our PB3 and hybrid PB are designed with a modular energy storage systems which allows us to tailor its configuration to specific application requirements, including expansion of energy storage capacity, potentially allowing for a more customized solution and potential cost savings for our customers. We believe that the modular design of our subsea battery enables clients to specify larger energy storage than would be possible with just buoys and have this placed at the seabed and near existing electric subsea equipment.

●	Integrated Designs. All of our products will be designed to operate with each other in mesh or array setups. We are commercializing our existing MDA payload to operate on WAM-Vs® and believe that future integration of docking stations for WAM-Vs® into our PowerBuoys® will provide additional solutions for our customers.

●	Flexible electrical, mechanical and communication interfaces for sensors. The WAM-V®, PB3, and hybrid PB can be equipped with payloads, either mounted on or within the platforms, or tethered to the platforms. The PowerBuoys® have mechanical and electrical interfaces which allow for simplified integration of payloads, creating flexibility for the end-user. The stable platforms of the WAM-Vs® allow for a broad range of subsea and surface sensors and assets to be integrated. Flexible interfaces reduce cost through simplified integration and deployment.

●	Reduced carbon emission, environmentally benign system design. Our PB3 emits no carbon during operation. We further believe that our PB3 does not present significant risks to marine life, nor does it emit pollutants, and therefore has minimal environmental impact. Our electric WAM-Vs® primary source of energy is from batteries, thus enabling zero emission operations. WAM-Vs® have been demonstrated as suitable for sensitive marine area operations due to their shallow draft and zero emission profile.

●	Ocean and factory-tested technology. We have deployed more than 70 WAM-Vs® to date across the world for commercial customers and government agencies. Our WAM-Vs® are designed to operate in a broad range of oceanic conditions and regions. On-location maintenance is designed into the WAM-Vs®. Our PB3 is designed to be durable, with a three-year interval between required maintenance activities. The PB3 has maintained operational performance through hurricanes, tropical storms and North Sea winter storms and has been successfully deployed for several clients. The hybrid PB has been demonstrated in the Atlantic off the coast of New Jersey. The subsea battery has been pressure-tested to its design depth at the Deep Ocean Test Facility in Annapolis, Maryland. Further, we continue to focus on standardizing manufacturing and production testing procedures and work closely with our supply base to ensure production repeatability.

●	Prior commercial relationships enabled the development of our technology. Our prior and existing relationships with a broad range of government agencies, including, inter alia, the U.S. Navy, U.S. Department of Energy (“DOE”), U.S. Department of Homeland Security, and NOAA, and our prior and existing relationships with commercial entities have allowed us to further develop our solutions for a variety of needs in various industries. We believe these relationships have helped position us within the public and private sectors for future commercial opportunities, which we believe enhances our market visibility and attractiveness to our prospective customers.

●	Domestic Supply Chain. Our strategy is to utilize domestic supply chain sources, when available, to improve operations and collaboration with our supply partners. We believe this strategy reduces some of our exposure to the global sourcing and supply chain uncertainties that exist in the current environment relating to the impact of COVID-19 as described elsewhere in this Annual Report on Form 10-K.

Our Target Markets

The Company takes a rigorous approach to market evaluation. Utilizing publicly available and purchased data, we evaluate total addressable market sizes. We apply screening criteria to narrow our focus within these markets and identify sub-segments and associated service addressable market sizes. These market evaluations are updated on an ongoing basis throughout the year and more formally twice annually in line with our financial calendar. In 2019 the DOE released the Powering the Blue Economy Report. The report described eight non-grid applications where renewable marine energy could provide consistent, reliable power. The identified marine energy applications are ocean observation, underwater vehicle charging, marine aquaculture, marine algae, seawater mining, seawater desalination, coastal resiliency and disaster recovery, and isolated communities. We have been focused on addressing the energy needs of many of these applications (e.g., ocean observation, underwater vehicle charging), and other offshore applications (e.g., maritime domain awareness, well monitoring and powering subsea equipment control systems).

Defense and Security

Our MDAS provides the ideal understanding of the global maritime domain impacting the defense and security markets by generating actionable intelligence from the sea. This modular, standalone solution can be deployed across multiple platforms and provides remote, autonomous monitoring that enables enforcement of maritime law in dangerous and remote ocean environments to improve safety at sea. Applications include port security, maritime border protection, and illegal, unreported, and unregulated fishing protection, among others. Using an integrated suite of monitoring components and data communications and analysis software, our MDAS can enable 24/7, real-time, unmanned offshore monitoring capabilities.

We believe that our PB3 is uniquely positioned to be used to provide power and communications for multiple applications within the defense and security markets. The PB3’s ability to power multiple payloads may be an attractive feature for these markets, as their systems can be easily integrated into other PowerBuoy® applications allowing their operation to be concealed. One example of an application for domestic and international defense departments and defense contractors includes forward deployed energy and communications outposts (which is a current U.S. Department of Defense program), both above and below sea surface, as indicated in the completed study for the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”). PB3’s enabled with our MDAS provide actionable intelligence from 24/7/365 radar and AIS vessel tracking (including “dark vessels”), automatic notifications and vessel warnings, real-time visual and Infra-Red video surveillance, with an integrated command and control user interface. Other examples of applications include perimeter security, early detection and warning systems, remote sensing stations, high frequency radar, sonar, electro-optical and infrared sensors for maritime security, network communications systems, and unmanned underwater vehicle docking stations.

In addition, our WAM-V® is an ideal platform servicing multiple applications within the defense and security markets, including high value asset protection, marine domain awareness, security perimeter, mine counter measures and explosive ordinance disposal, anti-submarine warfare, and border security. Multiple WAM-V’s® can also autonomously work together to provide a security perimeter and coordinate to intercept suspicious vessels and provide valuable information before the threat gets near the protected asset. WAM-Vs® can coordinate to intercept suspicious vessels and provide valuable information before the threat gets near the protected asset. The portability of the WAM-V® provides quick relocation of the entire system by air, sea or ground and the scalability of the WAM-V® technology means that a common platform can be used for multiple missions with varying requirements. Our platforms and systems are designed to be operated in compliance with our customers’ and our internal cybersecurity standards and integrate with our customers’ command and control systems (“C2”). Additionally, we actively manage cybersecurity at the corporate level.

IUU fishing has become a global issue with both environmental and economic consequences. According to a report published in Science Advances by the American Association for the Advancement of Science in February 2020, it is estimated the global economic impact from illegal fishing to be as high as $50 billion. Most exclusive economic zone monitoring is done by offshore patrol vessels (“OPV”), which is one of the fastest growing naval product markets with over 1,200 OPVs in service currently. We believe that our autonomous surveillance solution, which can be combined with satellite imagery, from our WAM-V®, can deliver substantial economic impact to governments over incumbent solutions in securing remote fisheries and MPAs. In the USA specifically, IUU fishing is considered a major maritime threat by the Department of Homeland Security.

Offshore Oil and Gas

We believe the offshore oil and gas industry is undergoing a significant transformation as it continues to invest in new technologies that enable carbon reduction, cost savings, and the electrification and digitization of operations. There are over 10,000 offshore oil and gas platforms worldwide, including exploration, production, reservoir management, and sites pending decommissioning based on information from organizations such as the U.S. Bureau of Ocean Energy Management (“BOEM”) and industry organizations and publications. Driven by the growing demand for electrification, we believe that we have opportunities to implement one or more PB3s at some of these sites to displace current power solutions or augment existing technologies. Customer feedback obtained through engineering studies with multiple oil and gas customers has helped identify target applications for the PB3 – namely, temporary power for fields experiencing umbilical degradation and subsea docking stations for future resident ROV/AUV applications for inspection, maintenance, and repair. In addition, according to a 2019 Rystad Energy report, Norway is estimated to have 40% of its oil and gas production from electrified fields by 2015, as well as a growing desire for decarbonization and autonomous operations. Similarly, the market for remote and autonomous charging of subsea assets, such as ROVs and AUVs, is rapidly taking shape. Based on various reports, other applications in the oil and gas market include providing power to unmanned platforms and area surveillance during decommissioning activities. Although estimates vary in these reports, they generally point towards more than 2,000 platforms (and corresponding wells) that need to be decommissioned over the next 10 years across the globe. We see this market materializing primarily in the North Sea and regions such as Brazil and Australia. Furthermore, there is an increasing market demand for providing interim power solutions for tie-backs where umbilicals are exhibiting failures. This is evidenced by the interest in the PB3 technology demonstrated by the DeepStar and Harbour Energy feasibility studies completed by us to evaluate the use of PB3s in this application. These studies have helped us further identify specific applications in which the PB3 can reliably provide interim power for fields experiencing umbilical degradation. In addition, we believe the survey capability afforded by our WAM-V’s® is perfectly suited to serve the survey needs of the oil and gas industry. WAM-V® stability produces excellent sonar data quality in higher sea conditions than comparably sized vessels and can be used as a force multiplier to existing manned assets or as the sole deployment tool. WAM-V’s® can be outfitted with various sonar solutions depending on requirements and identify any underwater obstacles or hazards.

Marine Charting

Since 2019, WAM-Vs have been used in support of nautical charting efforts for NOAA-backed projects in the Great Lakes and Western Alaska. WAM-V’s® are teamed up with crewed assets to provide a force multiplier capability when compared to a crewed assets. This capability improves the production efficiency of the project as well as lowers the overall carbon footprint.

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

Offshore Wind and Other Markets

Opportunities also exist in other markets such as supporting offshore wind farm development and aquaculture. Based on an article in the 2021 edition of the Offshore Wind Market by the US Department of Energy, the US offshore wind energy and product development pipeline grew to a potential generating capacity of 35,324 megawatts in 2020.

The offshore wind fleet is forecast to grow 15-fold by 2040 and move further offshore with Europe alone connecting over 500 turbines in 2019. While these turbines develop significant power, there are opportunities pre-installation of the turbines to autonomously collect ocean data during the early stages and monitoring of marine habitats during construction. There are also opportunities to support ongoing survey work once wind farms are operational to mitigate carbon emissions and to provide communication stations for aerial drones providing maintenance materials. Furthermore, the U.S. recently approved the permits for the first major utility scale offshore wind farm. Providing wave power solutions to utility scale renewable developments offers an attractive proposition to support renewable power and autonomous operations. Our solutions can support aquaculture development with systems such as species escape tracking, effluent monitoring, and other water quality considerations.

Our WAM-V’s® are used to perform sonar surveys that support the marine infrastructure required for offshore wind development and installation. They can also assist during the planning and environmental permitting phase including metocean and environmental data and mammal tracking. We can also protect operations through Maritime Domain Awareness to monitor operations and vessel traffic and motion data analysis for predictive maintenance and safety.

We also provide offshore engineering, consulting, and design services for offshore wind, drilling contractors, defense contractors, construction yards, engineering firms, and oil and gas, wave energy, and marine construction and service companies including design review, forensic investigation, and expert witness services.

Business Strategy

During fiscal 2022, we advanced our marketing programs, products, and solutions. We have made progress in transitioning from an R&D focused organization to more robust commercialization efforts and we are moving further into the ocean data as a service market. We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital to target potential customers more effectively from demand generation to close of contract. In addition we are focusing on customer care and service efforts to increase repeat business opportunities. This strategy was further enhanced by our acquisition of MAR in November 2021.

The majority of the Company’s potential customers are in areas of maritime domain awareness, hydrographic survey, and IUU fishing to support persistent surveillance. These are largely for customers in the United States where the end use may be both domestic and abroad. Further, the Company’s recent acquisition of MAR provides an unmanned surface vehicle platform for use in oil & gas, renewable energy, hydrographic survey, and security and defense markets largely in North America and Europe.

Historically, demonstration projects have been a requisite step towards broad solution deployment and revenues associated with specific applications like our New Jersey MDAS test array as part of our Data as a Service solution. A proposal phase typically lasts from three months to two years. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of the Company and its capabilities. Such demonstrations are often a required step prior to leasing and may include negotiation of standard terms and conditions. Many proposals contain provisions which would provide the option to purchase or lease of our PowerBuoy® or WAM-V® product upon successful conclusion of the demonstration project. The Company has successfully demonstrated the capabilities of many of its solutions on its own or in customers sponsored evaluation projects and remains focused on further demonstrations to build customer awareness and confidence and to drive sales.

The Company is pursuing a long-term growth strategy to expand its market value proposition while growing the Company’s revenue base. This strategy includes partnerships with leading companies and organizations in adjacent and complementary markets. We continue to develop our PowerBuoy® and WAM-V® products for use in offshore power, data acquisition, and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions, purchases or leases. We believe our Data and Power as a Service solutions, together with our platforms, are well suited to enable uncrewed, autonomous (non-grid connected) offshore applications, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform, subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions and we intend to sell and/or lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. We continue to increase our commercial capabilities through new hires in sales, engineering, product development, safety, and application support, and through engagement of expert market consultants in various geographies. As our MDAS development continues, we expect that this will also include data and cloud services.

●	Expand customer system solution offerings through new complementary products that enable shorter and more cost-efficient deployments. We are continuously improving our technology solutions. The hybrid PB is highly complementary to the PB3 by providing the Company with additional ways to address a broader spectrum of customer deployment needs, including low-wave environments, with the potential for greater system integration within each customer project. The hybrid PB is intended for deployments for which the PB3 is not optimal, including shorter term missions and low wave environments. In addition, we have future plans to integrate PB3 and WAM-V® capabilities, including the possibility of adding recharging capabilities to our PB3’s, and MDAS capabilities to our WAM-V’s®, thus extending our reach and providing both fixed and mobile MDAS offerings to our customers.

The Company has also finished the development of a subsea battery system that is complementary to the Company’s PowerBuoy® products. The subsea battery system offers the possibility of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems contain lithium-ion batteries, which provide high power density to supply power to subsea equipment, sensors, communications, and the recharging of AUVs and eROVs. Ideal for many remote offshore customer applications, these subsea battery systems are designed to be safe, high performance, cost-efficient, and quickly deployable.

Our WAM-V’s® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The optional folding features further reduces the footprint by as much as 75% and as a result, a 20’ container can hold four 16 foot WAM-V®s. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

●	Focus sales and marketing efforts in global markets. While we are marketing our products and services globally, we have focused on several key markets and applications, including U.S. and foreign defense and security applications with our MDAS offering; subsea power for oil and gas; and the hydrographic survey market in U.S., Europe, Canada and Australia with regard to our WAM-V’s®. We believe that each of these areas has demand for our solutions, sizable end market opportunities, and high levels of industrialization and economic development. We have an office in Houston, Texas that enables us to further support our customers and strengthen our dialogue with our solution partners. During fiscal 2022, we opened an office in Richmond, California through our acquisition of MAR. During fiscal 2022, we also further solidified our European footprint, concentrating on our North Sea resource. We are in active discussions with potential partners in North and South America, the Caribbean, Southeast Asia and West Africa. We are also participating in a global study for a major oil and gas operator to use our PowerBuoys® to help reduce their carbon footprint, with applications in Gulf of Mexico, the North Sea, and APAC.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of expanding visibility to our products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. We have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly, including, for example, our acquisition of 3Dent and MAR.

●	Partnering with fabrication, deployment and service support. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. We believe this domestically distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Survey and security market applications. With the addition of our WAM-V® products, we are able to increase our ability to lease vehicles specifically to support shoreline and off-shore survey markets as well as security applications while integrating MDA into these solutions.

Marketing and Sales

We continue to enhance our marketing capabilities across our target markets, and we are actively marketing our products and solutions. We currently use a direct sales force consisting of employees as well as expert consultants, particularly in geography. Because our solutions use technology that is not yet fully adopted by customers within our target markets in every case, we expect that the customer decision process will continue to include substantial time educating end-users and stakeholders, which may result in a continued lengthy sales cycle.

We have built a database of companies and organizations who have offshore operations. We market our products and solutions to these companies and entities, prioritizing those who we believe are most likely to want remote offshore power and data services, including for example, offshore oil and gas companies. We also see opportunities for defense and security applications such as maritime domain awareness solutions that require autonomous offshore power, data gateways and robust data acquisition storage and communication systems.

One of the primary ways we showcase our Company, products and services is through demonstrations, conferences, and trade shows. We utilize our database to select conferences and trade shows where we will have the most effective visibility to our potential clients. Since early 2020, COVID-restrictions have significantly impacted our attendance as, many conferences and trade shows were cancelled, rescheduled, or held virtually. In fiscal 2022, OPT presented at a number of these conferences virtually and in-person. During fiscal 2023, we have plans to attend and present at various demonstrations, conferences, and trade shows in the U.S., Europe, and Asia.

Additionally, we seek to enter into strategic relationships to develop application solutions with commercial and military sensor and equipment manufacturers.

Competition

We expect to compete with other providers in the Data as a Service, Power as a Service, and Strategic Consulting industries. Our Data as a Service solution competes with other data acquisition companies in a variety of industries, from sensor and measurement equipment providers to other providers of autonomous vehicles.

Our Power as a Service solution competes with other offshore autonomous power sources, primarily consisting of subsea batteries, solar and fossil-fuel power sources, where many of the providers are substantially larger than us and may have access to greater financial resources. Incumbent sources of offshore power may also represent established and reliable power sources and may have already gained customer acceptance. Our ability to compete successfully for business from applications seeking offshore power will depend on (a) our ability to produce and store energy reliably and at a total cost that is competitive with or lower than that of other sources, and (b) the demonstrated reliability of our products and positive customer perception of our company. We also may have the opportunity to cooperate with other solution providers, such as other suppliers of subsea batteries where our PowerBuoys® could provide recharging capabilities or other providers of autonomous surface or underwater vessels where our PowerBuoys® could provide charging and enhanced communications capabilities.

Competition for the WAM-V® product line includes companies marketing solutions as autonomous surface vehicles (“ASVs”) and uncrewed surface vehicles (“USVs”) which can also be referred to as unmanned surface vehicles. There are several established competitors in this space with the pace of new entrants increasing in-line with the expanding market opportunities.

The vast majority of the companies in the DOE’s wave energy converter database are small, early-stage companies with a limited number of employees that do not have our in-ocean validation experience. Only a few of these companies have conducted testing similar to us, such as accelerated life testing and extensive wave tank testing on small-scale models of their devices. We believe our in-ocean experience is critical towards proving the reliability, survivability and performance of any wave energy system, which we believe our future customers will require before adopting any wave generated energy solution. We believe our experience gained through full scale in-ocean deployments, coupled with other types of factory and laboratory testing, and our resulting understanding of risks and failure modes provides us with an advantage compared to potential wave energy competitors.

Based on market and industry observations, we believe there are only a small number of companies that are developing systems to compete in the offshore autonomous power market; however, their technologies are in earlier stages of development with limited commercial deployments. Through our ongoing product development and building upon our years of commercial deployment data, we believe that we continue to maintain a first mover advantage in the smaller scale autonomous offshore power market.

Our Strategic Consulting Services group competes with offshore engineering firms. These include large and small engineering firms that specialize in naval architecture, structural engineering, and hydrodynamics as applied to the design of jack-ups, wind turbine installation vessels, and semi-submersibles.

We continuously monitor non-traditional competitive threats, such as multi-domain drones and artificial intelligence tools utilizing satellite data. We are in active discussions with companies in these markets to evaluate synergistic solution development where we believe there may be a demand for cooperative solutions.

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

	Twelve months ended April 30,
Customer	2022	2021

Transocean Ltd.	15%	—%
Valaris PLC	12%	—%
Diamond Offshore Drilling, Inc.	11%	—%
United States Department of Energy	11%	—%
Enel Green Power Chile, LTDA	9%	61%
Eni S.p.A.	1%	22%
Other (no other customers over 10%)	41%	17%
	100%	100%

In order to achieve success in ongoing commercializing efforts for our products, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power. We expect an increased portion of our revenues will be from the lease or sale of our products and related maintenance as well as consultative and other services.

Current and Recent Customers

●	Our November 2021 MAR acquisition has led to contracts to build WAM-Vs® for Brigham Young University, Nippon Kaiyo, Australian Defense, S.T. Hudson, and Applied Research Lab at University of Hawaii, and has resulted in leased WAM-V’s to Sulmara and other commercial customers and universities.

●	In June 2021, the Company was notified of a pre-award for a DOE Small Business Innovation Research program (“SBIR”) to support the development of the next generation of our wave energy conversion systems. We then initiated a subsequent 9-month follow-on project which began in the second quarter of fiscal 2022.

●	Throughout fiscal 2022, our Strategic Consulting Services continued to generate revenues from both existing and new customers of approximately $979,000. Notably, we advanced several large projects in the pipeline with larger oil and gas operators and offshore wind developers.

●	In November 2020, the Company entered into an agreement with the Offshore Operators Committee (“OOC”) to provide engineering and technical services for a new project under the DeepStar Global Technology Consortium Program. This project, which was completed in July 2021, showcased our Power as a Service solution among well-known operators in the industry.

●	In October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology (“ACET”) to conduct a feasibility study for the evaluation of a PB3 power and 5G communications solution in support of the U.S. Navy Naval Postgraduate School’s SLAMR initiative. The study was completed, and the Company is currently in active discussions with the SLAMR Consortium on the project’s next steps on providing the data and power solution. The SLAMR initiative is ongoing and in October 2021, the SLAMR Consortium released additional information about the project into the market.

●	In March 2020, Eni exercised their option from the March 2018 contract to extend their lease of the PB3 for an additional 18 months. The initial provision in the March 2018 agreement provided for a minimum 24-month contract that included an 18-month PB3 lease and associated project management. In November 2020, Eni retrieved the PB3 and returned it to shore because of a mooring issue. The PB3 has since been returned to our headquarters in New Jersey and has completed its refurbishment and is being readied to deploy as part of our MDAS demonstration off the coast of New Jersey.

●	In September 2019, we entered into two contracts with subsidiaries of Enel Green Power Chile, LTDA (“EGP”), which included the sale of a PB3 and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) which was the Company’s first deployment off the coast of Chile. Due to the COVID-19 pandemic, force majeure was declared in April 2020 and delayed the deployment. In March 2021, the Company resumed the deployment process and placed the PB3 in the water. During fiscal 2022, deployment of the PB3 was completed. Ongoing installation and commissioning activities of the OSL subsea equipment continue into fiscal 2023.

●	In June 2018, we entered into a contract with Harbour Energy for the lease of a PB3 to be deployed in one of Harbour Energy’s offshore fields in the North Sea. During its deployment, the PB3 provided autonomous exclusion zone monitoring service during well decommissioning. In early March 2020 the Company and Harbour Energy retrieved the PB3. This PB3 has since been returned to our headquarters in New Jersey and is currently being refurbished to be redeployed. During the second quarter of fiscal 2022, we entered into a contract with Aker Solutions to support a study integrating the PB3 system to provide subsea power and communication for well monitoring for the next phase of Harbour Energy’s development plans.

Business Relationships

We believe that our solutions are best developed, sold, deployed, and maintained together with subject matter experts in their respective fields. This enables the Company to protect, maintain, and evolve our various platforms and integrate them with surface and subsea payloads. The Company has previously entered into business relationships focused on including, but not limited to, deployment and installations, sourcing of surface payloads, and integration with autonomous vehicles. To further develop the MDAS, we recently entered into strategic software and robotics partnerships with two software companies, Greensea Systems, Inc. and Fathom5. We believe the business relationships with Greensea and Fathom5 will further the development of our next-generation MDAS product for the maritime industrial market and governmental defense and security organizations.

Greensea Systems, Inc. is contributing to the Company’s MDAS by providing integration software, control software, autonomy and systems integration for the buoy sensor payload.

Fathom5 has designed and is building a customized industrial analytics platform to support the Company’s MDAS. The Fathom5 customized platform will integrate sensor technologies, combine data feeds, and provide a flexible plug-in analytic capability to apply artificial intelligence and machine learning to sensor feeds. Fathom5 is also building the user interface that will allow remote operators to control the MDAS payload and view sensor data in real time.

We also maintain active dialogue with several offshore deployment and marine operations partners in the North Sea and North America to support our projects.

Backlog

As of April 30, 2022, the Company’s backlog was $0.6 million. As of April 30, 2021, backlog was $0.2 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenues is recognized using the input method used to measure completion over time of customer contracts, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

Research and Development

Larger Power

We believe there is demand for larger power for applications in several markets. The continued electrification of the seabed, together with the increased volume of sensors and vehicles available on the market, requires larger power devices in the <20kW range.

We continue to innovate through our research and development efforts to bring to market devices with power ranges larger than the hybrid PB and including other wave energy converter platforms through partnerships with other wave power energy developers. In parallel, the Company is investigating larger power alternatives, in cooperation with design and installation contractors, and other technical resources. These efforts include further developments of our Mass on Spring Wave Energy Converter “MOSWEC”, which allows for greater modularity and decreased maintenance intervals.

MDAS

Expanding on our experience with our own initial prototype Marine Surveillance Solutions (“MSS”) system, we intend for the development of the next generation MDAS, which will combine radar, marine automatic identification system (“AIS”) and camera data with a custom developed command and control system to provide actionable information for our end users. We believe the sensor suite will be a combination of off-the-shelf components selected to optimize performance and cost.

This system could be utilized as a standalone node or in an array, which we believe will provide near real-time information about the marine activity within a customer’s area of interest.

PB3 PowerBuoy®

We engaged our resources to improve PB3 efficiency, reliability and power output, and improve manufacturability while reducing cost and complexity. Our recent efforts have been focused on reducing the cost of our PB3 systems and their deployment costs in order to balance customer cost with our solution value proposition. We continue to seek to increase the capabilities of our PB3 systems by designing flexible interfaces and rendering them sensor and payload agnostic. Further, we are working to integrate PB3 and WAM-V® capabilities by adding WAM-V recharging capabilities to our PB3’s and MDAS capabilities to our WAM-V’s®, thus extending WAM-V endurance, our reach, and providing both fixed and mobile MDAS offerings to our customers.

In fiscal year 2023, we plan to kick off the development of the next generation PowerBuoy®, which will incorporate lessons learned and customer feedback from various deployments of the PB3, hybrid, and other test buoys in an effort to optimize power generation through hybridization of renewable energy sources and lower installed cost of the system.

WAM-V

We will continue to develop the capabilities of the WAM-V 8, WAM-V 16, and WAM-V 22 variants for the marine survey and defense & security markets. Control systems development will continue to provide additional features based on feedback from existing customers as well as our gained experience in our Robotics as a Service (RaaS) offering. Additionally, we will continue to develop and enhance our obstacle detection and obstacle avoidance capabilities.

Intellectual Property

We believe that our experience differentiates us from other providers of Data as a Service, Power as a Service, and wave energy conversion technologies. As a result, our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing upon the proprietary rights of others, and to prevent others from infringing upon our proprietary rights. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, and continuous technological innovation and may rely on licensing opportunities to develop and maintain our proprietary position.

As of April 30, 2022, we have been issued 70 U.S. patents, of which 39 are active, 20 have expired and 11 were abandoned. Outside of the U.S., we have been issued 280 patents across 25 countries with 26 of the active U.S. patents having at least one corresponding issued foreign patent. We have not filed any additional U.S. patent application since June 10, 2021. Our patent portfolio includes patents and patent applications with claims directed to:

●	System design, including buoy, battery chargers, generators, power take off, printed circuit boards, and wave energy convertor (“WEC”);
●	WEC control systems;
●	Wave power and thermal motor power conversion;
●	Buoy anchoring and mooring design and power cable connection; and
●	Wave WEC farm architecture.

The expiration dates for our issued U.S. patents range from 2023 to 2040. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with U.S. federal government funding are subject to certain government rights as described in “Risk Factors - Risks Related to Intellectual Property.”

We use trademarks on nearly all our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy®, PB-Vue ®, PowerTower ®, Making Waves in Power ®, Talk on Water ®, and WAM-V® trademarks in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

Regulation

Our products are subject to regulation in the U.S. and in foreign jurisdictions concerning, among other areas, site approval, use restrictions, and environmental approval and compliance. In order to encourage the adoption of offshore power solutions, many governments offer subsidies and other financial incentives and have mandated renewable energy targets, which some of our customers may be able to leverage. However, these subsidies, incentives and targets may not be applicable to our technology and therefore may not be available to our customers.

WAM-Vs are subject to a patchwork of rules and regulations in the U.S. and in foreign jurisdictions concerning the operation of autonomous and uncrewed surface vehicles. Often times, rules and regulations specific to autonomous, uncrewed, and/or unmanned surface vehicles do not exist or are not explicitly defined. We advise our customers to always follow the rules and regulations as they apply in the jurisdiction in which they are operating.

The renewable energy industry has also been subject to increasing regulation. As both the renewable energy industry and as the wave energy industries continue to evolve, we anticipate that wave energy technology and our PowerBuoys® and their deployment will be subject to increased oversight and regulation in accordance with international, national and local regulations relating to safety, site approval, and environmental protection.

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

Subsidies and Incentives. Renewable energy subsidies and incentives are generally applicable only to electric generation and supply to the utility grid. However, our autonomous applications may result in a reduction of carbon emissions, which our potential customers may be able to publicize in their environmental stewardship reports.

Manufacturing

Our core in-house manufacturing activity includes the assembly, final systems integration and testing of our products and components, which is conducted at our New Jersey headquarters and at our Richmond, California facility.

Our corporate headquarters and manufacturing operations are located in Monroe Township, New Jersey. This facility offers approximately 56,000 square feet of manufacturing and office space and allows for expansion of our manufacturing capabilities and a move toward higher volume production of our solutions. During fiscal year 2022 we began the process of transferring the majority of the manufacturing activity related to our WAM-V’s from our Richmond, California facility to our New Jersey headquarters. This move is primarily related to allowing us to scale our WAM-V manufacturing using existing facilities, as the Richmond, CA facility is too small to support our expected growth plan. We believe our current manufacturing facilities are suitable, adequate and provide productive capacity for the Company.

Human Capital

The Company believes that its future success is dependent in part on its continued ability to attract, hire and retain qualified personnel. Therefore, investing in, developing and maintaining human capital is critical to our success. The Company is committed to provide its employees with a safe and healthy workplace. On April 30, 2022, the Company had 54 full-time employees as compared to 46 at April 30, 2021. None of the Company’s employees are covered by collective bargaining agreements. The Company is an equal opportunity employer. and as such provides equal employment opportunities to all employees and applicants for employment without regard to race, color, creed, ancestry, national origin, citizenship, sex or gender (including pregnancy, childbirth, and pregnancy-related conditions), gender identity or expression (including transgender status), sexual orientation, marital status, religion, age, disability, genetic information, service in the military, or any other characteristic protected by applicable federal, state, or local laws and ordinances. At OPT, we foster a culture of inclusion, embrace diversity, and seek to listen without judgement to all voices and opinions. Therefore, OPT is committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their skills, experience, and unique perspectives. Association with OPT involves participation in a community where all people are recognized and rewarded on the basis of individual qualifications and abilities. This commitment is embodied in company policy and the way we do business at OPT and is an important principle of sound business management. We believe that providing our employees with the appropriate resources will allow our employees to use their creativity and talent to invent new solutions, meet new demands, and offer the most effective services/products in the industry.

The Company is committed to provide its employees with a healthy and safe work environment, which include policies to guide our efforts. We take a proactive approach to the identification and control of environment, health and safety hazards and risks. We work to continuously improve our Quality, Health, Safety, and Environment (“QHSE”) performance through methodologies that aim to prevent workplace injuries and illness, emphasis on quality production, and provide ongoing safety education to employees. On June 2, 2021, the Company achieved ISO 45001 certification Bureau Veritas (BV) for a 3-year term. ISO 45001 is an international occupation health and safety certification. We also recently passed our annual external audit from BV related to this certification. The safety management system provides procedures to enhance our safety profile and reduce incidents, so all of our employees go home safely every day. Our focus over the next year will be on implementing stop work authority, identification of hazards and risks whether at sea or in the shop, identification of lagging and leading indicators, and performance of quality investigations. Our long-term goal is to become a generative QHSE culture.

ESG

The Company recognizes the importance of Environmental, Social and Governance (ESG) as essential elements to its success, delivering products that help reduce our customers’ carbon emission and preserve our oceans’ natural resources and as such, its board of directors has established an Environmental and Sustainability Committee, which assists the Board in fulfilling its oversight responsibilities by assessing the effectiveness of the Company’s programs and initiatives that support environmental stewardship, social responsibility, and sustainability policies, programs, and practices of the Company. The Company is committed to delivering innovative products and solutions while simultaneously working with high integrity, quality, a strong governance culture and respect for our employees, customers, vendors and the people in the communities where we do business. The Company believes that consideration of ESG matters is important to how it, and its solutions and services affect the environments, communities and societies in which it operates around the world. By adhering to international, national, and local customs, we believe we meet our governance obligations from the environment to personnel to safety. Despite our size, the Company views itself as a responsible corporate citizen throughout the execution of its operations, as emphasized by its goal to provide low-carbon power and data solutions for offshore industries, scientific research, and territorial security. It is the Company’s goal that all products have minimal environmental impact footprint compared to alternative solutions. This includes minimizing the emissions for both our facilities and products, implementing and deploying a database to track our carbon savings, utilizing renewable energy to power offshore data solutions, and providing products and solutions that monitor sensitive ecological areas. Each deployed PB3 utilized in place of fossil fuel-based power in Power as a Service applications can displace four tonnes of carbon annually, or roughly the amount of carbon produced by two average automobiles. When combined with our MDAS for applications typically serviced by a manned guard vessel powered by diesel fuel, this can displace more than 300 tonnes of carbon for every 10 vessel days replaced, or the equivalent of removing more than 125 cars from the road.

In February 2022, the Company submitted an application for the NJ Clean Energy Program which offers free energy benchmarking to compare energy usage to other commercial buildings in similar industries and provide recommendation to improve efficiency. The Company is working with a case manager for the program and anticipates completion of the energy benchmarking report in the coming months. This report will include an energy usage score relative to similar commercial facilities in related industries and detailed information on implementing energy efficient technologies and available financial incentive programs available through the state program.

In parallel, the Company has initiated an environmental impact assessment on our products, starting with the PB3, with a focus on the potential of any environmental hazards of materials. Further data is being gathered around the PB3 to determine the risk to marine life including risk associated with our batteries and the potential use of propane in our hybrid PB. Our batteries contain no toxic or rare earth metals and have a minimal risk of fires or explosion. In the unlikely event that water comes into contract with live batteries, wireless remote operation allows for the immediate discharge of energy to mitigate the risk of electrolysis that could create an explosive mixture of hydrogen and oxygen within the buoy. Further research is being performed around hazardous materials and any other risks related to our WAM-V® product line, including risk associated with the batteries we use in this product.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website (www.oceanpowertechnologies.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 28 Engelhard Drive, Suite B, Monroe Township, New Jersey, 08831, and our telephone number is (609) 730-0400. The information on our website is not a part of this Annual Report. Our common stock was listed under the symbol “OPTT” on Nasdaq until June 2021, when the listing was transferred to the NYSE American. The public may also read and copy any materials that we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

Business Update Regarding COVID-19

The COVID-19 pandemic presented substantial health and economic risks, uncertainties and challenges to our business, the global economy and financial markets. During 2020 we started to experience some delays related to the impact of COVID-19 on the international supply chain. We were able to mitigate much of the impact by consuming not only internal inventory but also by expanding our supply base. While our supply chain is primarily domestically oriented with the majority of our products domestically sourced, we obtain some components from Asia and Europe. We use a combination of off-the-shelf components and equipment as well as custom developed parts. There have been a number of disruptions throughout the global supply chain which have impacted our development and manufacturing. As the global economy continues to open up, it is driving the demand for certain components. This has outpaced the return of the global supply chain to full production. Although we have been able to find alternatives for many component shortages without compromising our product standards or integrity, we experienced, and continue to experience, some delays and cost increases with respect to container shortages, ocean shipping and air freight. In addition, our key suppliers have experienced longer lead times and cost increases for raw materials and have experienced periods of interruption to production due to COVID-19 and its variants affecting manpower.

As of April 30, 2022, local manpower and similar COVID-related problems are starting to ease. Like others in the industry we continue to have concerns over component shortages, particularly for semiconductors, lithium-ion batteries and specialty metals, however, this has not prevented us from manufacturing our products. If spikes in COVID-19 and its variants occur in regions in which our supply chain operates, we could experience periodic interruptions or impacts due to delays in components and incur further freight price increases. We continue to monitor and adjust our operations, as appropriate. in response to the COVID-19 pandemic.

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

We have incurred net losses since we began operations in 1994, including net losses of $18.9 million and $14.8 million in fiscal 2022 and 2021, respectively. As of April 30, 2022, we had an accumulated deficit of $253.8 million. Our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net loss and use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

We do not know whether we will be able to successfully commercialize our products and services or whether we can achieve profitability. There is significant uncertainty about our ability to successfully commercialize our products in our targeted markets. Even if we do achieve commercialization of our products and services and become profitable, we may not be able to achieve or, if achieved, sustain profitability on a quarterly or annual basis.

We may not be able to raise sufficient capital to continue to operate our business.

Historically, we have funded our business operations through sales of equity securities. While we have raised approximately $80.6 million since April 30, 2020 and believe that this is sufficient to fund our operations for the foreseeable future, we do not know whether we will be able to secure additional funding if needed in the future or, if secured, whether the terms will be favorable to us or our investors. Our ability to obtain additional funding will be subject to several factors, including market conditions, our operating performance, litigation and investor sentiment. These factors may make additional funding unavailable, or the timing, dollar amount, and terms and conditions of additional funding unattractive.

If we issue additional securities to raise capital, our existing shareholders could experience dilution or may be subordinated to any rights, preferences or privileges granted to the new security holders. In particular, any new securities issued could have rights senior to those associated with our common stock and could contain covenants that could restrict our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected.

COVID-19 has, and could continue to, adversely affect the Company’s business, financial condition and results of operations.

The COVID-19 outbreak has caused significant disruption in the financial markets and supply chains both globally and in the U.S., as well as increased travel restrictions and disruption and shutdown of certain businesses in the U.S. and abroad, including disruptions to our own business. We may continue to experience impacts from changes in customer behavior, more employees working from home, and less frequent travel for sales and customer meetings, including dealing with potential regulatory limitations on domestic and international travel. Our business benefits from in-person demonstrations and sales meetings, which have been limited due to COVID-19. The extent to which COVID-19 impacts our results will ultimately depend on future developments and will include future actions which may be taken by governments and businesses to attempt to contain COVID-19.

Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.

Our reporting currency is the U.S. dollar, and sometimes we incur costs in the local currency of countries in which our customers and suppliers are located. As a result, we are subject to currency translation risk. A percentage of our revenues have historically been generated outside the United States and can be denominated in foreign currencies of our customers. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenues and cost of revenues and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, financial condition and results of operations.

Risks Related To Growth Of Our Business

If sufficient demand for our solutions and services or new products does not develop or takes longer to develop than we anticipate, our revenue generation will be limited, and it is unlikely that we will be able to achieve and, if achieved, then sustain profitability.

Even if wave energy and maritime domain awareness technology achieve broad commercial acceptance, our products, including our PowerBuoys® and WAM-V® autonomous surface vessels may not prove to be commercially viable technologies. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys® but have not yet achieved successful large scale or profitable commercialization of our PowerBuoys®. We have also invested in the acquisition of MAR, and added the WAM-V® product line, but we have not achieved profitability of this product line. As we seek to manufacture, market, sell and deploy our PowerBuoys® and WAM-Vs® in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of these products, including unanticipated manufacturing, deployment, operating, maintenance and other costs. Our target customers and we may also encounter technical obstacles to deploying, operating and maintaining PowerBuoys®, WAM-Vs®, or other products.

If demand for our products fails to develop sufficiently, it is unlikely that we will be able to grow our business or generate sufficient revenues to achieve and then sustain profitability.

In addition, if we are not successful in commercializing our new products, or are significantly delayed in doing so, our business, financial condition and results of operations will be adversely affected.

If we are unable to attract and retain management and other qualified personnel, we may not be able to achieve our business objectives.

Our success depends on the skills, experience and efforts of our management and other key product development, manufacturing, and sales and marketing employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The loss of the services of one or more of these employees could have a material adverse effect on our business. There is a risk that we will not be able to retain or replace these key employees. Implementation of our business plans will be highly dependent upon our ability to hire and retain senior executives as well as talented staff in various fields of expertise.

We made several changes to our senior management team in fiscal 2022. Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals stemming from the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as new executives gain detailed knowledge of our operations. Cultural differences may also impact changes in strategy and style. Without consistent and experienced leadership, customers, employees, creditors, shareholders and others may lose confidence in us.

To be successful, we need to retain key personnel. Qualified individuals, including engineers, project managers and sales leadership, are in high demand, and we may incur significant costs to attract and retain them. All of our employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we lose the services of key personnel, or do not hire or retain other personnel for key positions, this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to effectively manage our growth, this could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe may be necessary to achieve profitable operations. We added two acquisitions over the last two fiscal years, adding operations in Texas and California to our existing operations in New Jersey, without significantly increasing our support staff. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support our future growth plans, which we expect to include organic growth as well as additional acquisitions and partnerships. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in the amendment to, or termination of, customer contracts or relationships. To realize our desired growth, we may need to add sales, marketing and engineering offices in our existing and/or additional locations nationally or internationally, which may result in additional organizational complexity and cost.

To manage the expansion of our operations, we may be required to improve our operational and financial systems, procedures and controls, increase our manufacturing capacity and expand, train and manage our employee base, which may need to increase significantly if we are to be able to fulfill our current manufacturing and growth plans. Our management may also be required to maintain and expand our relationships with customers, suppliers and other third parties, as well as attract new customers and suppliers. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

If we are unable to successfully negotiate and enter into service contracts with our customers on terms that are acceptable to us, our ability to diversify our revenue stream will be impaired.

An important element of our business strategy is to enter into service contracts with our customers under which we would be paid fees for services related to the maintenance and operation of our products purchased from us. In addition, we may offer to lease our products, sell power generated by our products or sell data gathered by sensors on our products. Even if customers purchase or lease our products, they may not enter into service contracts with us. We may not be able to negotiate service or other contracts that provide us with any additional profit opportunities. Even if we successfully negotiate and enter into such service contracts, our customers may terminate them prematurely or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, if we were unable to perform adequately under such service contracts, our efforts to successfully market our products could be impaired. Any one of these outcomes could have an adverse effect on our business, financial condition and results of operations.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

We have been, and expect to continue to be, highly dependent on third parties to supply or manufacture components for our products. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired. For example, some of our manufacturers have experienced staffing shortages due to COVID-19 and its variants as well as other factors, and this has delayed delivery times for our products from time to time. Specifically, we have concerns about the delivery of semiconductors and specialty metals, which are necessary to produce our products. Other global supply chain issues have caused our vendors to delay orders, or to request increased pricing that we may not always be able to pass on to our customers.

We do not have long-term contracts with our third-party manufacturers or vendors. If we do not develop ongoing relationships with vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. Additionally, we may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all.

In addition, we rely on third parties, under our oversight, for the deployment and mooring for products. We have utilized several different deployment methods, including towing our products to the deployment location and transporting our products to the deployment location by barge or offshore workboat. If these third parties do not properly deploy our systems, cannot effectively deploy the products on a large, commercial scale, or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

Our targeted markets are highly competitive. We compete against incumbent solutions already being utilized by our customers and potential customers. If we are unable to compete effectively, we may be unable to increase our revenues and achieve or maintain profitability.

Our principal targeted markets include offshore oil and gas, defense and security, science and research, marine charter, and offshore wind. In our targeted markets, which are highly competitive, we compete against incumbent power and maritime domain awareness solutions already being utilized by our customers and potential customers. If we are unable to demonstrate to our customers and our potential customers that our products and services are competitive and reliable to alternative solutions, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations, continue to commercialize our products, or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations could be materially and adversely affected.

In addition, competition may arise from other companies manufacturing similar products, developing different products that produce energy more efficiently than our products, or developing autonomous vessels that perform better or have other characteristics that customers prefer could make our products less attractive or render them obsolete. If we are not successful in manufacturing systems that generate competitively priced power to the capacity required for the application, we may not be able to respond effectively to competitive pressures from other renewable energy technologies or improvements to existing technologies.

If we are unable to respond effectively to such competitive forces, our business, financial condition and results of operations could be adversely affected. Our targeted markets are subject to their own inherent risks, and if those risks should materialize, then our business, financial condition and results of operations could be adversely affected.

We market and plan to market our products in multiple international regions. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and plan to market our products in multiple global regions, including parts of North and South America, Europe, and Asia, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the U.S. accounted for 84% of our revenues in fiscal 2022 and 86% of our revenues in fiscal 2021. Risks inherent in international operations include, but are not limited to, the following:

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

Failure of our information systems or those of third parties or breaches of data security could cause significant harm to our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, and possibly customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions, and system and data security breaches, manipulation, destruction, ransom, or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business. Any such failures, disruptions or breaches could also impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive, or confidential information of employees, customers, and others. Our development and use of our MDAS platforms, cloud-based offerings, as well as our evolution toward DaaS and RaaS models, require us to host increasing amounts of our own and customer data, and increases the risk that our and our customers’ data and financial and proprietary information could be more susceptible to such failures and data breaches. In addition, the need for substantial numbers of our employees to work remotely, such as due to the COVID-19 pandemic, could create additional data security risks.

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate or meet contractual obligations.

We utilize, develop, install and maintain a number of information technology systems. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our customers and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems, as well as those of our customers, contractors and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information, as well as the confidential and proprietary information of our customers and other business partners. Industry-accepted security measures and technology to secure computer systems, and the information stored by cloud vendors on these systems are subject to threats. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. A party who circumvents our security measures, or those of our customers, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with applicable laws and regulations, including evolving government cyber security requirements for government contractors. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Product Development and Commercialization

We have only manufactured a limited number of PowerBuoys®, and to date we have not produced these products in any significant quantity for commercial production. These products do not have a sufficient operating history to accurately predict how they will perform over their estimated useful life.

To date, we have only manufactured a limited number of PowerBuoys®. As a result, our products may not have a sufficient operating history to confirm how they will perform over their estimated useful life. Our technology may not yet have demonstrated that our engineering and test results can be duplicated in volume or in commercial production. If our products are ultimately proven ineffective or unfeasible, we may not be able to expand the commercial production of our products or we may become liable to our customers for quantities we are obligated to produce but are unable to produce. If our products perform below expectations, we could lose customers and face substantial repair and replacement expenses which could in turn adversely affect our business, financial condition and results of operations.

We face numerous accident and safety risks and hazards, including hazards associated with extreme weather, wind and other environmental conditions, which are inherent in offshore operations.

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our products. These hazards and risks could result in personal injuries or loss of life. The unintentional release of a PowerBuoy® product from its mooring due to extreme environmental conditions and damage caused by its drifting, and other damages which may include damage to our properties, including our products, and the properties of others, or other consequential damages. Our autonomous vessels could cause other types of damage, including collisions with other vessels, property of others, or even swimmers or other persons or property utilizing a body of water where the WAM-V® is operating. This could also lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

We have a number of critical relationships with strategic partners, specifically our software development partners. Generally, these types of relationships obligate a party to provide certain services or perform certain tasks in connection with the relationship with the alliance partner, and we are generally responsible for paying the costs we incur relating to such services or tasks. These relationships generally are not expected to provide us with any revenues or sources of financing. If we are unable to reach agreements with additional suitable alliance partners, we may fail to meet our business objectives for the commercialization of our products. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we are able to find, negotiate and enter these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our products to these companies, their affiliates and customers in the future, or growth opportunities may not materialize. Any of which could adversely affect our business, financial condition and results of operations.

We have limited manufacturing and deployment experience. If we are unable to increase our manufacturing capacity in a cost-effective manner, our business will be materially harmed.

We manufacture key components of our products, while outsourcing the manufacturing for other components of our products. However, we have only manufactured our products in limited quantities for use in development and testing and have limited commercial manufacturing and deployment experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner, and to manage multiple vendors with several orders on specific deadlines. In order to meet our growth objectives, we will need to increase our engineering, contract management, and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel. Therefore, we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

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

Our agreements with customers will generally include guarantees and warranties with respect to the quality and performance of our products. Because of the limited operating history of our products, we have been required to make analytical assumptions regarding the durability, reliability and performance of the systems, and we may not be able to predict whether and to what extent we may be required to perform under the guarantees that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective systems in the future. We will bear the risk of claims long after we have sold our products and recognized revenue. Moreover, any widespread product failures could adversely affect our business, financial condition and results of operations.

We must continually improve existing products, design and sell new products, and invest in research and development in order to compete effectively.

The markets for our products are characterized by rapid technological change, evolving industry standards and continuous improvements of products. Due to constant changes in our markets, our future success depends on our ability to develop new technologies, products, processes and product applications. New product development and commercialization efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks. These risks include the costs involved, such as development and commercialization, product development or launch delays, and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income. We also face the risk that our competitors will introduce innovative new products that compete with our products. If new product development and commercialization efforts are not successful, our financial results could be adversely affected.

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

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, particularly with respect to our PowerBuoy® control and electricity generating systems and our WAM-V® systems. We generally seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

Offshore deployment of our products is heavily regulated. Each of our deployments is subject to multiple permitting and approval requirements. We are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of in-ocean power generation and the associated potential for environmental hazards stemming from deployment of our products, we expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. New regulations surrounding the deployment of autonomous vessels could restrict or limit our ability to deploy WAM-Vs® in certain jurisdictions. Successful challenges by any parties opposed to our deployments could result in increased costs, or in the denial of necessary permits and approvals.

If we or our clients are unable to obtain necessary permits and approvals in connection with any or all of our projects, those projects would not be implemented, and our business, financial condition and results of operations would be adversely affected. If we violate or fail to comply with these permits and approvals, we could be fined or otherwise sanctioned by regulators.

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

Our business involves the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our manufacturing operations, particularly some of the activities undertaken by our third-party suppliers and manufacturers, involve the controlled use of hazardous materials. These include batteries for the PB3 and WAM-V®, propane for the hybrid and various lubricants and oils. Accordingly, our third-party contractors and we are subject to foreign, federal, state and local laws governing the protection of the environment and human health and safety, including those relating to the use, handling and disposal of these materials. We cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident or failure to comply with environmental or health and safety laws and regulations, we could be held liable for resulting damages, including damages to natural resources, fines and penalties, and any such liability could adversely affect our business, financial condition and results of operations.

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

Any litigation is costly, and time consuming to defend and may distract our management from the daily operations of our business. We may be the subject of additional future litigation, which could a material adverse effect on our business, financial condition, results of operations or cash flows. Although we maintain insurance coverage, we cannot assure that this insurance coverage will be sufficient to cover the substantial fees of lawyers and other professional advisors relating to these pending lawsuits or any future litigation, our obligations to indemnify our officers and directors who may become parties to such pending and future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with these lawsuits. In addition, prior judgements and settlements have caused our insurance premiums and retention amounts to increase, and we may be subject to additional increases in the future or be subjected to other changes in our insurance coverages. Further, given the volatility of the market price of our common stock, we may be subject to future class action securities and other litigation. Accordingly, we have incurred and may continue to incur substantial legal expenses, judgments and/or settlements relating to pending and future litigation and our management’s time and attention may be diverted from the operation of our business, which could materially and adversely affect the Company.

We may become the target of securities litigation, which is costly and time-consuming to defend.

In the past, companies that experience significant volatility in the market price of their publicly traded securities have become subject to class action securities litigation. Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits, are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 17 “Commitments and Contingencies - Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2022.

Risks Related to Our Common Stock

If we issue additional shares of our equity securities in the future, our shareholders may experience substantial dilution in the value of their investment or their ownership interest.

Our certificate of incorporation currently authorizes us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without shareholder approval, up to 5,000,000 shares of preferred stock. In the future, if we were required to raise additional capital, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by other investors, and dilution to our shareholders in the value of their investment and their ownership and voting interest in the Company could result. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders.

In addition, we have a significant number of stock options and warrants outstanding. To the extent that outstanding stock options or warrants have been or may be exercised or other shares issued, current shareholders and future investors who have purchased our common stock will experience further dilution. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we issue new securities or raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our shareholders or result in downward pressure on the price of our common stock.

Historically, our stock price has been volatile, and this is likely to continue; purchasers of our common stock could incur substantial losses as a result.

Historically, the market price of our common stock has fluctuated significantly, and we expect that this will continue. Purchasers of our common stock could incur substantial losses relating to their investment in our stock as a result. For the fiscal year ended April 30, 2022, the 52-week low and high prices for our common stock was $0.93 and $3.28, respectively. Also, the stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including the items identified within these Risk Factors and the other information included within this annual report.

Provisions in our corporate charter documents and under Delaware law may delay or prevent attempts by our shareholders to change our management and hinder efforts to acquire a controlling interest in us.

As a result of our reincorporation in Delaware in April 2007, provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which our shareholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. These provisions include:

●	advance notice requirements for shareholder proposals and nominations;

●	the inability of shareholders to act by written consent or to call special meetings; and

●	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without shareholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent the approval of our Board of Directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested shareholder, which is generally a person who together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

If securities or industry analysts fail to cover us, or do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, or our industry from time to time. If no analyst covers us, or ultimately one or more of these analysts cease coverage or fail to publish reports on the Company regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or release a negative report, or if our operating results do not meet analyst expectations, the price of our common stock could decline.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our shareholders for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are currently located in Monroe Township, New Jersey, where we occupy approximately 56,000 square feet under a lease expiring on October 31, 2024. We use this facility for administration, research and development, as well as assembly and testing of our products.

Additionally, we have a property located on the University of California Berkeley in Berkeley, California, where we occupy 1,220 square feet under a lease expiring on June 30, 2022 which will become a month-to-month lease upon expiration. We use this facility primarily for administration, engineering, and manufacturing of our products.

Finally, we have a property located in Houston, Texas, where we occupy approximately 28,000 square feet under a lease expiring on January 31, 2023. We use this facility for our consulting services personnel.

ITEM 3. LEGAL PROCEEDINGS

Employment Litigation

On June 10, 2014, the Company terminated Charles Dunleavy as its Chief Executive Officer for cause and removed him from the Board of Directors. In 2018, Mr. Dunleavy filed a demand for arbitration against the Company before the American Arbitration Association in New Jersey, claiming, among other things, that the Company breached its employment agreement with Mr. Dunleavy. The arbitration panel ultimately awarded Mr. Dunleavy compensatory damages in the amount of $438,254.54 for the breach of contract claim, plus additional attorneys’ fees, costs and pre-judgment interest for a total award of $1,223,963.14. The Company paid this amount on May 26, 2021 and the matter is now closed.

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. In connection with the tax audit, the Spanish tax inspector challenged the Company’s recognition of grant funds received in 2011 to 2014 from the European Commission in connection with the Company’s Waveport project. On July 30, 2018, the inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. On August 30, 2018, the Company filed an administrative appeal of the penalty and its underlying conclusions. During the three months ended July 31, 2020, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,869.81 or approximately $331,000. In the quarter ended October 31, 2020, the Company recorded an additional reserve of €117,145.81 (or approximately $154,000) to Selling, general and administrative costs in the Statement of Operations making the total reserve €279,869.81, which amount was paid by the Company to the Spanish Tax Administration on January 25, 2021. As of April 30, 2022, the Company had no reserve related to this audit. The Company has appealed the decision of the Tribunal tax assessment to the Spanish National Court. The Company expect a ruling on the appeal prior to the end of fiscal 2023.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders

Our common stock was listed on the Nasdaq Capital Market, under the symbol “OPTT” until June 2021 when the listing was transferred to the NYSE American under the same symbol. As of July 13, 2022, there were 131 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. At this time, we intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors, and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants, and other factors that our Board of Directors may deem relevant.

Transfer Agent Information

Our transfer agent is Computershare Trust Company, N.A. Computershare is located at 250 Royall Street, Canton, MA 02021-1011. Its contact information is: United States and Canada: (800) 662 - 7232, International (781) 575–4238, and its website is located at www.computershare.com.

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company for the three months ended April 30, 2022.

Equity Compensation Plan Information

See “Part III, Item 12- Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters- Equity Compensation Plan Information.”

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 6. [Reserved]

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

Business Overview

We provide ocean data collection and reporting, marine power, offshore communications, and Maritime Domain Awareness (“MDA”) products and consulting services. We offer our products and services to a wide-range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. We are involved in the entire life cycle of product development, from product design through manufacturing, testing, deployment, maintenance and upgrades. working closely with partners across our supply chain. We also work closely with our third party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions enable technologies for data collection, analysis, and communication in ocean and other offshore environments, and generate actionable intelligence via a variety of inputs. We then channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments.

Business Update Regarding COVID-19

The COVID-19 pandemic presented substantial health and economic risks, uncertainties and challenges to our business, the global economy and financial markets. During 2020 we started to experience some delays related to the impact of COVID-19 on the international supply chain. We were able to mitigate much of the impact by consuming not only internal inventory but also by expanding our supply base. While our supply chain is primarily domestically oriented with the majority of our products domestically sourced, we obtain some components from Asia and Europe. We use a combination of off-the-shelf components and equipment as well as custom developed parts. There have been a number of disruptions throughout the global supply chain which have impacted our development and manufacturing. As the global economy continues to open up, it is driving the demand for certain components. This has outpaced the return of the global supply chain to full production. Although we have been able to find alternatives for many component shortages without compromising our product standards or integrity, we experienced, and continue to experience, some delays and cost increases with respect to container shortages, ocean shipping and air freight. In addition, our key suppliers have experienced longer lead times and cost increases for raw materials and have experienced periods of interruption to production due to COVID-19 and its variants affecting manpower.

As of April 30, 2022, local manpower and similar COVID-related problems are starting to ease. Like others in the industry we continue to have concerns over component shortages, particularly for semiconductors, lithium-ion batteries and specialty metals, however, this has not prevented us from manufacturing our products. If spikes in COVID-19 and its variants occur in regions in which our supply chain operates, we could experience periodic interruptions or impacts due to delays in components and incur further freight price increases. We continue to monitor and adjust our operations, as appropriate. in response to the COVID-19 pandemic.

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

On November 20, 2020, the Company entered into an At the Market Offering Agreement with AGP (the “2020 ATM Facility”). On December 4, 2020, the Company filed a prospectus with the Securities and Exchange Commission whereby, the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. From inception of the 2020 ATM Facility through April 30, 2022, the Company sold and issued an aggregate of 17,179,883 shares of its common stock with an aggregate market value of $50.0 million at an average price of $2.91 per share and paid AGP a sales commission of approximately $1.6 million related to those shares. A prospectus supplement was filed on January 10, 2022 to allow the Company to sell an additional $25.0 million (or an aggregate of $75.0 million) under the 2020 ATM Facility, none of which has been sold to date.

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

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeds the 19.99% limit of outstanding common stock on the date of the agreement. Through April 30, 2022, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement.

The sale of additional equity or convertible securities could result in dilution to our shareholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. The Company currently has committed sources of equity financing through it’s At the Market Offering Agreement with A.G.P/Alliance Global Partners (“AGP”) and the Aspire Capital financing (see Note 12), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

Backlog

As of April 30, 2022, the Company’s backlog was $0.6 million. As of April 30, 2021, backlog was $0.2 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenues is recognized using the input method used to measure completion over time of customer contracts, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

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

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2022 and 2021.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control of it. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs or labor hours incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hour incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. When the Company’s estimate of total costs to be incurred to satisfy the performance obligations exceeds revenues, the Company recognizes the loss immediately.

Financial Operations Overview

The following table provides information regarding the breakdown of our revenues by customer for fiscal years 2022 and 2021:

	Twelve months ended April 30,
	2022	2021
	(in thousands)
Transocean Ltd.	$254	$—
Valaris PLC	206	—
Diamond Offshore Drilling, Inc.	200	—
United States Department of Energy	197	—
Enel Green Power Chile, LTDA	163	740
Eni S.p.A.	14	271
Other (no other customers over 10%)	725	195
	$1,759	$1,206

We currently focus our sales and marketing efforts globally. The following table shows the percentage of our revenues by geographical location of our customers for fiscal 2022 and 2021:

	Twelve months ended April 30,
Customer Location	2022	2021
North America	84%	14%
South America	9%	61%
Europe	1%	25%
Asia	6%	—%
Total	100%	100%

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars in addition to U.S. dollars. These foreign denominated accounts had a balance of $28,000 as of April 30, 2022 and $0.3 million as of April 30, 2021, compared to our total cash, cash equivalents, short term investments, and restricted cash balances of $57.7 million as of April 30, 2022 and $83.6 million as of April 30, 2021.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the U.S., specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. As of April 30, 2022, the Company had liquidated our Australian subsidiary. The unrealized gains or losses resulting from foreign currency balances translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity.

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

Fiscal Years Ended April 30, 2022 and 2021

The following table contains selected Consolidated Statements of Operations information, which serves as the basis of the discussion of our results of operations for the years ended April 30, 2022 and 2021:

	Twelve months ended April 30,
	2022	2021
	(in thousands)
Revenues	$1,759	$1,206
Cost of revenues	1,860	2,279
Gross loss	(101)	(1,073)
Total operating expenses	21,512	12,519
Operating loss	(21,613)	(13,592)
Litigation settlement	—	(1,224)
Interest income, net	124	124
Other income	60	—
Gain on forgiveness of PPP loan	890	—
Loss on liquidation of subsidiary	(157)	—
Other expense, net	—	(83)
Foreign exchange gain/(loss)	(1)	15
Loss before income taxes	(20,697)	(14,760)
Income tax benefit	1,823	—
Net loss	$(18,874)	$(14,760)

Revenues

Revenues for the fiscal years ended April 30, 2022 and 2021 were approximately $1.8 million and $1.2 million, respectively, representing an increase of approximately $0.6 million, or 46%, from 2021. The $0.6 million increase in revenues for the full year was mainly attributable to increases from MAR of $0.4 million and from 3Dent $0.9 million.

Cost of revenues

Our cost of revenues consists primarily of subcontracts, incurred material, lab and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of equipment to customize the PowerBuoy® and WAM-V®, supplied by third-party suppliers. Cost of revenues also includes PowerBuoy® and WAM-V® system delivery and deployment expenses and may include anticipated losses at completion on certain contracts.

Cost of revenues for the fiscal years ended April 30, 2022 and 2021 were approximately $1.9 million and $2.3 million, respectively.

Operating Expenses

Our operating expenses consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities, professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our PowerBuoy® systems and costs for executive, accounting and administrative personnel, and other general corporate expenses. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy® system, production of our WAM-Vs®, and to the development of new products, product applications and complementary technologies. We expense all of our engineering and product development costs as incurred.

Operating expenses during the fiscal year ended April 30, 2022 were $21.5 million as compared to $12.5 million for fiscal year 2021. The increase of $9.0 million, or 72%, is due to higher spending on product development of $4.4 million, an increase of $0.7 million related to the acquisition of MAR and $0.9 million of additional stock compensation expense relating to January 2022 awards, compared to the same period in fiscal 2021.

Litigation settlement

On May 19, 2021, the Company entered into a Stipulation with Charles F. Dunleavy, former Chief Executive Officer (refer to Item 3. Legal Proceedings above for a description of the case). The Stipulation recounts that the panel of arbitrators in the Action issued two interim awards total $1.2 million. The Company recorded the settlement cost as Litigation Settlement in the Consolidated Statement of Operations for the year ended April 30, 2021.

Interest income, net and other income (loss)

Interest income, net consists of interest received on cash and cash equivalents, investments in money market accounts and short-term investments and is net of interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and short-term investments was $57.7 million as of April 30, 2022, compared to $83.6 million as of April 30, 2021.

Interest income, net was approximately $124,000 for both fiscal 2022 and 2021. The change was flat year over year due to an increase in interest rates paid, offset by lower interest earning assets.

Other income (loss) includes a gain on the forgiveness of the PPP loan in fiscal 2022 of $0.9 million and a loss of $0.2 million on the liquidation of Australian subsidiary.

Foreign exchange (loss)/gain

Foreign exchange loss was approximately ($1,000) for fiscal year 2022 as compared to a foreign exchange gain of $15,000 for fiscal year 2021. The difference was attributable primarily to the relative change in value of the British pound sterling, Euro and Australian dollar compared to the U.S. dollar.

Income tax benefit

During the fiscal year ended April 30, 2022, the Company sold New Jersey State net operating losses and research and development credits resulting in the recognition of income tax benefits of $0.4. The Company received the fiscal year 2021 payment of approximately $1.0 million in May, 2021, recognized as an income tax benefit in fiscal 2022. The Company has a full valuation allowance against its deferred tax assets. Also included in the income tax benefit for fiscal year 2022 is a benefit of approximately $0.4 million from the reversal of the valuation allowance resulting from the establishment of a deferred tax liability in connection with the MAR acquisition.

Net cash used in operating activities

During the fiscal year ended April 30, 2022, net cash flows used in operating activities was $21.3 million, an increase of $9.6 million compared to net cash used in operating activities during the fiscal year ended April 30, 2021. This increase is mainly driven by increased net operating losses, as well as the gain on forgiveness of our PPP loan, payment of litigation payable, and decreases in accrued expenses.

Net cash used in investing activities

Net cash used in investing activities during the fiscal year ended April 30, 2022 was approximately $54.0 million for fiscal year 2022 versus net cash used in investing activities of approximately $74,000 for fiscal year 2021. The change was primarily the result of the Company investing the majority of its cash into short-term, held to maturity investments of $49.4 million and the acquisition of MAR of $4.1 million.

Net cash provided by financing activities

Net cash provided by financing activities during the fiscal year ended April 30, 2022 was approximately $87,000 compared to net cash provided by financing activities during the fiscal year ended April 30, 2021 of $84.2 million. The decrease in net cash provided by financing activities during the fiscal year ended April 30, 2022 is due to financing activities from prior year of At the Market capital raises of $62.7 million through AGP and ELOC capital raises of $13.4 million with Aspire, $2.8 million from proceeds associated with warrant exercises, $0.2 million proceeds associated with stock option exercises and $0.9 million received from the PPP loan. None of these occurred in the current year.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of approximately $32,000 in fiscal year 2022, and an increase of $134,000 for fiscal year 2021, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two years ended April 30, 2022 and 2021, our aggregate revenues were $3.0 million, our aggregate net losses were $33.5 million and our aggregate net cash used in operating activities was $33.1 million.

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to several factors, including market conditions, and our operating performance;

●	the continued impact of the COVID-19 pandemic and its variants on our business, operations, customers, suppliers and manufacturers and personnel as well as their effects on supply chain and inflation;

●	our acquisitions and our ability to integrate them into our operations may use significant resources, be unsuccessful or expose us to unforeseen liabilities;

●	our ability to meet product development, manufacturing and customer delivery deadlines that may be impacted by disruptions to our supply chain, primarily related to labor shortages and manufacturing and transportation delays both here in the U.S. and abroad;

●	our estimates regarding future expenses, revenues, and capital requirements;

●	our ability to identify and penetrate markets for our products, services, and solutions;

●	our ability to implement our commercialization strategy as planned, or at all;

●	our relationships with our strategic partners may not be successful and we may not be successful in establishing additional relationships;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology, products and solutions;

●	our ability to improve the power output and survivability of our products;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for renewable energy, or restrict the use of our products;

●	our ability to attract and retain key personnel, including senior management, to achieve our business objectives;

●	our history of operating losses, which we expect to continue for at least the short term and possibly longer; and

●	our ability to protect our intellectual property portfolio.

Our business is capital intensive, and up through fiscal 2022, we have been funding our business principally through sales of our securities. As of April 30, 2022, the cash, cash equivalents, restricted cash, and short-term investments balance was $57.7 million and we expect to fund our business with this amount and, to a limited extent, with our revenues until we generate sufficient cash flow to internally fund our business. Management believes the Company’s current cash, cash equivalents, and short-term investments are sufficient to fund its planned expenditures through at least July 31, 2023.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting and Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of ASU 2016-13 but does not expect it to be material to its consolidated financial statements.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Name	Age	Position(s) with the Company	Served as Director From
Terence J. Cryan	59	Chairman of the Board	2012
Philipp Stratmann	43	President, Chief Executive Officer and Director	2021
Clyde W. Hewlett	67	Independent Director	2020
Diana G. Purcel	56	Independent Director	2020
Peter E. Slaiby	63	Independent Director	2020
Natalie Lorenz-Anderson	59	Independent Director	2021

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

Diana G. Purcel has served on the Board of Directors since December 2020. Ms. Purcel has 20 years of experience as a Chief Financial Officer (CFO) including 17 years with small cap publicly traded companies. Ms. Purcel currently serves on the Board of Directors for the Animal Humane Society (since 2017) and on the Board of Directors of PetMeds Express, Inc. (since April 2022) on their Compensation Committee, Governance and Nominating Committee and as the incoming Audit Committee Chair. She previously served on the Board of Directors of Now Boarding (from 2019 to 2021 when the company was sold) and for Multicultural Foodservice and Hospitality Alliance (from 2005 to 2008), including service as the Chair of its Audit Committee. From 2018 until 2019, Ms. Purcel served as Executive Vice President and CFO for iMedia Brands, Inc. (formerly Evine Live, Inc.), an interactive video and digital commerce company. From 2014 until 2017, Ms. Purcel served as the CFO for Cooper’s Hawk Winery & Restaurants, LLC, which operated restaurants, manufactured private-label wines, and managed the largest wine club in the world. From 2003 until 2014, Ms. Purcel served as CFO, Chief Accounting Officer and Corporate Secretary for BBQ Holdings, Inc. (formerly Famous Dave’s of America, Inc.), which franchised and operated a casual dining restaurant chain in over 35 states. From 1999 until 2003, Ms. Purcel served as CFO, Chief Accounting Officer and Secretary for Paper Warehouse, Inc., a party-good retailer and franchisor in 10 states. Ms. Purcel has also worked with Arthur Andersen & Co. (1988 to 1993) and with other companies including Target Corporation (from 1994 to 1998). Ms. Purcel obtained her Master’s in Business Administration from the University of St. Thomas in 2021, obtained her Bachelor of Science in Management, with a concentration in Accounting, from Tulane University in 1988, and is a certified public accountant (inactive). We believe that Ms. Purcel’s significant financial, strategy and governance experience as a CFO in numerous public and private entities qualifies her to serve on our Board of Directors.

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

Natalie Lorenz-Anderson has served on the Board of Directors since December 2021. Ms. Lorenz-Anderson has over 38 years of experience with government contracting and various technology fields including cybersecurity, privacy, risk management, information technology, energy, and solutions management across multiple markets including Defense, National Security, Energy, Environment, and Health. She is a limited partner and advisory member of the Board of Safar Partners LLC, a seed-stage technology venture fund (since 2019), a Board Director for Embr Labs, an MIT technology start-up in personal temperature regulation (since 2020), a Board director for 247Solar Inc, a renewable energy technology start-up (since 2021) and a member of Lutron’s Cyber Advisory Board (since 2022). She is also a Board member of John Hopkins University’s Whiting School of Engineering (since 2017) and its Department of Environmental Health and Engineering (since 2018), a member of the Board and Executive Committee (since 2008) and former Chair of the Board for AFCEA International (from 2008-2010), a Vice President of the Board of Girl Scouts Nation’s Capital Board focusing on STEM topics, and member of the Society of Women Engineers Annual Conference Board (since 2019). From 2017 to Present, Ms. Lorenz-Anderson has been working with 247Solar Inc as a VP for Operations and Special Projects. From 1984 until 2017, Ms. Lorenz-Anderson enjoyed a career in Cybersecurity with Booz Allen Hamilton, including as a Partner and Senior Vice President (from 2002 until 2017) and as Chief Scientist and Program Manager (from 1997 until 2002). Ms. Lorenz-Anderson obtained her Bachelor of Science degree in Electrical Engineering from MIT in 1984 and Master of Science degree in Electrical Engineering from John Hopkins University in 1989. We believe that Ms. Lorenz-Anderson’s significant experience in government contracting, information technology, cybersecurity, energy, and the environment qualifies her to serve on our Board of Directors.

Executive Officers

We have two executive officers who are not directors:

Name	Age	Position(s) with the Company
Robert Powers	51	Senior Vice President & Chief Financial Officer
Joseph DiPietro	55	Corporate Controller & Treasurer

Robert Powers joined OPT in December 2021 with more than 25 years of experience providing domestic and international leadership to entrepreneurial, privately owned, and founder-led companies, as well as SEC registrants and private equity backed companies. Prior to OPT, Bob was CFO of Constellation Advisors, a private equity-owned provider of outsourced back-office operations and compliance services. He has held financial leadership roles with Sterling Talent Solutions, Wood Group PPS – a division of Wood Group, GTE, SABIC Innovative Plastics, and Plug Power. He has also provided financial consulting services to various companies. Bob began his career at PricewaterhouseCoopers, LLP. He received a Bachelor of Science in Accounting degree from Fordham University and an MBA in Business Administration from Rensselaer Polytechnic Institute, and he is a Certified Public Accountant.

Joseph DiPietro, the Company’s Controller since August 2021, was appointed to the additional positions of the Company’s Treasurer and principal accounting officer in September 2021. Prior to that, Mr. DiPietro spent the prior five years as Vice President - Finance and Corporate Controller of Myos Corp. In addition, he also served in various finance roles at Juno Online, Audible, Celgene, Pfizer and Zoetis. Mr. DiPietro holds a Bachelor of Science in Finance from St. John’s University and is a Certified Public Accountant.

Audit Committee

During the year ended April 30, 2021, the members of our Audit Committee were Diana G. Purcel, Peter E. Slaiby, and Terence Cryan. Ms. Purcel is the chair of the Audit Committee. The Board of Directors has determined that Ms. Purcel is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee met 4 times in fiscal 2022. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by 303A.02 of the NYSE American Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Audit Committee assists our Board of Directors in its oversight of the integrity of our consolidated financial statements, our independent registered public accounting firm’s qualifications, independence and performance.

Our Audit Committee’s responsibilities include: appointing, approving the compensation of, and assessing the independence of, our independent registered public accounting firm; overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from our independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures; monitoring our internal controls over financial reporting, disclosure controls and procedures and code of business conduct and ethics; establishing procedures for the receipt and retention of accounting related complaints and concerns; reviewing related party transaction; ratifying the charter of the Company’s disclosure controls committee; reviewing and assessing management risk assessment and risk management; meeting independently with our independent registered public accounting firm and management; and preparing the Audit Committee report required by SEC regulations.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer and principal financial officer) and independent directors. The Code of Business Conduct and Ethics is posted on our website at www.oceanpowertechnologies.com and can also be obtained free of charge by sending a request to our Secretary at 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831. Any changes to or waivers under the Code of Business Conduct and Ethics as it relates to our chief executive officer, chief financial officer, controller, or persons performing similar functions must be approved by our Board of Directors and will be disclosed in a Current Report on Form 8-K within four business days of the change or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

For Board service year 2022, the Board of Directors approved, for each non-employee director, an annual payment of $70,000 and restricted shares of our common stock equal in value to $75,000. Each non-employee director also receives a per annum supplement ranging from $8,000 to $30,000 for each committee that they belong to or chair. In addition, the Chairman of the Board annually receives an additional $75,000.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by the Nominating and Corporate Governance Committee of our Board of Directors.

The following table summarizes compensation paid to each of our non-employee directors who served during fiscal year 2022.

Name	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)	Option Awards ($)	Total ($)
Terence J. Cryan	$176,250	$75,000	$—	$251,250
Clyde W. Hewlett	$80,750	$75,000	$—	$155,750
Diana G. Purcel	$100,650	$75,000	$—	$175,650
Peter E. Slaiby	$81,105	$75,000	$—	$156,105
Natalie Lorenz-Anderson (1)	$23,274	$75,000	$—	$98,274

(1) First elected to the Board at the 2021 Annual Meeting of Shareholders on December 10, 2021.

(2) Fees earned or paid in cash reflect annual retainer and committee meeting fees.

The following table summarizes grants during fiscal year 2022.

Name	Stock Awards (1)	Option Awards	Total
Terence J. Cryan	52,448	—	52,448
Clyde W. Hewlett	52,448	—	52,448
Diana G. Purcel	52,448	—	52,448
Peter E. Slaiby	52,448	—	52,448
Natalie Lorenz-Anderson	52,448	—	52,448

(1) During fiscal year 2022, each non-executive board member was granted restricted stock of 52,448 shares for Board service.

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

Compensation Objectives and Philosophy

Our compensation programs are designed to attract and retain qualified and talented executives, motivating them to achieve our business goals and rewarding them for superior short- and long-term performance when that performance has been properly demonstrated. In particular, our compensation programs are intended to reward the achievement of specified predetermined quantitative and qualitative goals and to align our executives’ interests with those of our shareholders in order to attain the ultimate objective of increasing shareholder value.

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

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended April 30, 2022, and 2021 to our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation($)	Total ($)

Philipp Stratmann	2022	$344,945	$54,000	$349,269	$116,534	$103,162 (7)	$967,910
President and Chief Executive Officer	2021	$240,000	$33,600	$—	$63,622	$3,000 (7)	$340,222

Robert Powers	2022	$108,182	$11,667	$284,140	$—	$—	$403,989
Senior Vice President and Chief Financial Officer	2021	$—	$—	$—	$—	$—	$—

Joseph DiPietro	2022	$133,076	$6,729	$47,190	$—	$—	$186,995
Controller and Treasurer	2021	$—	$—	$—	$—	$—	$—

George H. Kirby III (5)	2022	$505,480	$—	$—	$—	$—	$505,480
Former President and Chief Executive Officer	2021	$391,140	$58,671	$—	$374,919	$1,500 (8)	$826,230

Matthew T. Shafer (6)	2022	$114,874	$—	$—	$—	$5,571 (9)	$120,445
Former Senior Vice President, Chief Financial Officer and Treasurer	2021	$253,125	$25,313	$—	$215,863	$10,139 (9)	$504,440

(1) Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements.

(2) This amount represents bonuses earned by the named executive officers for fiscal years 2022 and 2021. For fiscal year 2022, the Compensation Committee exercised discretion to award bonuses based on the Company’s results of operations and other performance metrics. For fiscal year 2021, the Compensation Committee exercised negative discretion to reduce the bonus percentages from 25% to 20% based on the Company’s results of operations.

(3) The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 14 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022.

(4) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 14 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022.

(5) Mr. Kirby resigned from the Company on June 18, 2021.

(6) Mr. Shafer resigned from the Company on September 22, 2021.

(7) For fiscal year 2022, the amount of $103,162 includes $94,124 of relocation expenses and $9,038 for the Company’s matching contributions to the 401(K) Plan. For fiscal year 2021, the amount of $3,000 relates to the Company’s matching contributions to the 401(K) Plan

(8) For fiscal year 2021, the amount of $1,500 relates to the Company’s matching contributions to the 401(K) Plan. For fiscal year 2020, the amount of $58,805 includes $50,000 for relocation expenses, and $8,805 relates to the Company’s matching contributions to the 401(K) Plan.

(9) For fiscal year 2022, the amount of $5,571 relates to the Company’s matching contribution to the 401(K) Plan. For fiscal year 2021, the amount of $10,139 relates to the Company’s matching contributions to the 401(K) Plan.

Employment Agreements

Philipp Stratmann – President, Chief Executive Officer and Director

Effective June 18, 2021, in connection with his appointment as Chief Executive Officer and President, Mr. Stratmann entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement, Mr. Stratmann will receive an annual base salary of $360,000, is eligible for an annual, discretionary, performance-based bonus targeted at 75% of base salary on such terms and conditions as may be determined by the Board or its Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the Company’s 2015 Omnibus Incentive Plan, as amended, subject to such terms and conditions as may be determined by the Board or its Compensation Committee. At the time of signing the Employment Agreement, Mr. Stratmann received a one-time grant of 100,000 restricted stock units that vest, if at all, equally over two years with 1/3 of each vesting based on time and 2/3 of each vesting based on positive total shareholder return.

If he is terminated other than for cause within the first 12 months, he will receive six months of salary as severance, and if terminated other than for cause thereafter, he will receive 12 months of salary as severance. Mr. Stratmann is also subject to covenants regarding non-competition, non-solicitation and confidentiality.

Robert Powers - Senior Vice President and Chief Financial Officer

Effective December 13, 2021, in connection with his appointment as Senior Vice President and Chief Financial Officer, Mr. Powers entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement, Mr. Powers will receive an annual base salary not to exceed $280,000, is eligible for an annual, discretionary, performance-based bonus targeted at 50% of base salary on such terms and conditions as may be determined by the Board or its Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the Company’s 2015 Omnibus Incentive Plan, subject to such terms and conditions as may be determined by the Board or its Compensation Committee.

If Mr. Powers is terminated other than for cause (or Mr. Powers quits for good reason) within the first 12 months (but with Mr. Powers having worked at least six months), he will receive three months of salary as severance, and if terminated other than for cause thereafter, he will receive six months of salary as severance. Mr. Powers is also subject to covenants regarding non-competition, non-solicitation and confidentiality.

Joseph DiPietro – Controller and Treasurer

In connection with his promotion in September 2021, Mr. DiPietro entered into a new employment letter. His annual salary was increased to $190,000 and he is eligible for an annual bonus at a target of 25% of his annual salary.

George H. Kirby III – Former President, Chief Executive Officer and Director

A discussion of Mr. Kirby’s employment agreement is not included, as he is no longer an officer or director of the Company.

Matthew T. Shafer - Former Senior Vice President, Chief Financial Officer and Treasurer

A discussion of Mr. Shafer’s employment agreement is not included, as he is no longer an officer or director of the Company.

2022 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2022:

	Option Awards					Stock Awards
Name and Principal Position	Numbers of Shares Underlying Unexercised Options (#) Exercisable	Numbers of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Philipp Stratmann	—	66,667	$0.62	6/18/2031	(1)
President and Chief Executive Officer	4,667	4,666	$2.93	1/14/2031	(2)
	—	18,667	$2.93	1/14/2031	(3)
						222,333	(4)	$235,673

Robert Powers						173,000	(5)	$183,380
Senior Vice President and Chief Financial Officer

Joseph DiPietro						33,000	(6)	$34,980
Controller and Treasurer

There were no outstanding option awards or stock awards related to George H. Kirby or Matthew T. Shafer as of April 30, 2022.

(1) Represents stock options, with market based conditions, granted on June 18, 2021 relating to an aggregate of 66,667 shares which vest over a two- year period when certain market price targets are met.

(2) Represents stock options granted January 14, 2021 relating to an aggregate of 9,333 shares which vest over a two-year period based on service requirements.

(3) Represents stock options, with market based conditions, granted on January 14, 2021 relating to an aggregate of 18,667 shares which vest over a two- year period when certain market price targets are met.

(4) Represents restricted stock, with market based conditions, granted on June 18, 2021 relating to an aggregate 33,333 of which vest over a two year period when certain market price targets are met and granted on January 14, 2022 relating to an aggregate 189,000 of which vest over a three- year period when certain market price targets are met.

(5) Represents restricted stock, with market based conditions, granted on December 13, 2021 relating to an aggregate 75,000 of which vest over a two year period when certain market price targets are met and granted on January 14, 2022 relating to an aggregate 98,000 of which vest over a three- year period when certain market price targets are met.

(6) Represents restricted stock, with market based conditions, granted on January 14, 2022 related to an aggregate 33,000 which vest over a three- year period when certain market price targets are met.

Potential Payments upon Termination of Employment or Change in Control

The following information sets forth the terms of potential payments to each of our named executive officers in the event of a termination of employment. We did not include information for Mr. Kirby or Mr. Shafer since they are no longer employed by the Company. The terms cause, good reason and change of control have the meanings given such terms in the executive’s employment agreement.

Termination by Company without Cause; Termination by Executive for Good Reason. Our employment agreement with each of Messer’s. Stratmann and Powers provide, upon the termination of his employment other than for cause, or if he terminates his employment for good reason, that he has the right to receive severance payments of six months of base salary (for Mr. Stratmann) or three months of his base salary(for Mr. Powers) (during year one of employment) and twelve months of base salary (for Mr. Stratmann) or six months of base salary (for Mr. Powers) thereafter.

Termination by Company for Cause; Termination by Executive without Good Reason. Neither Mr. Stratmann nor Mr. Powers is entitled to any benefits in the event of a termination of the Company for cause or by the executive without good reason. The employment agreement with Mr. DiPietro does not contain provisions regarding severance in the event of a termination by the Company with or without cause or termination by the executive without good reason.

Change in Control. In the event of a termination by the Company in connection with a change of control, or by the executive within 90 days of a change of control, the employment agreements for Mr. Stratmann and Mr. Powers provide for a payment of twelve and three months, respectively, of base salary. The employment agreement for Mr. DiPietro does not contain change of control provisions; therefore, payments for cash severance and continued healthcare benefits are the same as for termination without cause. The restricted stock agreement provides for accelerated stock vesting upon a change in control.

Termination upon Failure to Renew by the Company. In the event that the Company elects not to renew the employment agreement, and the executive terminates their employment within 30 days of notice of non-renewal, the employment agreements for Mr. Stratmann and Mr. Powers provide for a payment of twelve and three months, respectively, of base salary. The employment agreement for Mr. DiPietro does not contain provisions for payments in this event.

Qualifying retirement. Under our restricted stock agreements with the named executive officers, upon a Qualifying Retirement, 50% of unvested restricted shares will vest immediately. A “Qualifying Retirement” means retirement by the recipient after satisfaction of the conditions in either clause (A) or clause (B): (A) the recipient has both (1) attained the age of 55 and (2) completed at least ten years of employment with the Company; or (B) the sum of the recipient’s age plus the number of years he or she has been employed by the Company equals or exceeds 75 years. In addition, the agreements of Messrs. Stratmann and Powers extend the exercisability of vested options to 90 days after any termination event.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 13, 2022, by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer (c) each director, and (d) all executive officers and directors as a group.

The Percentage of Common Stock outstanding is based on 55,881,861 shares of our Common Stock outstanding as of July 13, 2022. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of Common Stock subject to options that are currently exercisable or exercisable within sixty days of July 13, 2022 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by such person, subject to community property laws, where applicable. The street address of each beneficial owner shown in the table below is c/o Ocean Power Technologies, Inc., 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Share Beneficially Owned

Philipp Stratmann (1)	83,662	*
Terence J. Cryan (2)	51,205	*
Clyde W. Hewlett (3)	19,129	*
Diana G. Purcel (3)	19,129	*
Peter E. Slaiby (3)	19,129	*
Natalie Lorenz-Anderson (4)	—	*
Robert Powers (4)	—	*
Joseph DiPietro (4)	—	*

All director and executive officers as a group (8 individuals)

* Represents a beneficial ownership of less the one percent of our outstanding common stock

(1) Beneficial ownership includes 28,995 shares of our common stock and 54,667 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 13, 2022.

(2) Beneficial ownership includes 248 shares of our common stock and 50,957 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 13, 2022.

(3) Beneficial ownership includes 19,129 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 13, 2022.

(4) Individual does not have any ownership of our common stock or options that are currently exercisable or exercisable within sixty days of July 13, 2022.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2022, with respect to our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans approved by shareholders:
Stock Options	1,320,090	$2.17	696,627	(1)
Restricted Stock	787,764	N/A

Equity compensation plans not approved by shareholders:
Stock Options	—	—	—
Restricted Stock	50,000	N/A	261,487	(2)

(1) Consists of shares of our common stock available for issuance under the 2015 Omnibus Incentive Plan.

(2) Consists of shares of our common stock available for issuance under the 2018 Employee Inducement Incentive Award Plan.

Our equity compensation plans consist of a 2006 Stock Incentive Plan and a 2015 Omnibus Incentive Plan which were approved by our shareholders. Once the 2015 Omnibus Incentive Plan was approved by the shareholders on October 22, 2015, no further stock options or other awards were awarded under the 2006 Stock Incentive Plan and it was terminated. Shares that are forfeited under the 2006 Stock Incentive Plan on or after October 22, 2015, will become available for issuance under the 2015 Omnibus Incentive Plan.

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

Our Board has determined that all of our current directors are “independent directors” within the meaning of the applicable listing standards of the NYSE American, except for Philipp Stratmann who is the President and Chief Executive Officer.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The Audit Committee, effective as of December 10, 2021, appointed EisnerAmper, LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ended April 30, 2022. EisnerAmper, LLP’s PCAOB firm ID is 274.

The following table summarizes the fees of EisnerAmper, LLP and KPMG LLP, our predecessor independent registered public accounting firm, billed to us for each of the last two fiscal years.

EisnerAmper, LLP Audit and Tax Fees

	Fiscal Year 2022	Fiscal Year 2021

Audit Fees (1)	$237,607	$150,800
Audit-Related Fees	—	—
Tax Fees (2)	31,200	—
All Other Fees (3)	—	—

Total Fees	$268,807	$150,800

KPMG Audit and Tax Fees

	Fiscal Year 2022	Fiscal Year 2021

Audit Fees (1)	$96,600	$153,584
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees (3)	1,898	—

Total Fees	$98,498	$153,584

(1) Audit Fees consist of fees for the audit and quarterly reviews of our consolidated financial statements and other professional services provided in connection with the statutory and regulatory filings or engagements.

(2) Tax Fees include fees for tax consulting and tax return preparation assistance and review for the Company.

(3) All Other Fees for fiscal 2022 includes subscription fee for KPMG’s accounting research tool.

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

All audit services and all non-audit services in fiscal years 2022 and 2021 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

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

Date: July 13, 2022
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Philipp Stratmann	President, Chief Executive Officer and Director	July 13, 2022
Philipp Stratmann	(Principal Executive Officer)

/s/ Robert Powers	Senior Vice President and Chief Financial Officer	July 13, 2022
Robert Powers	(Principal Financial Officer)

/s/ Joseph DiPietro	Corporate Controller and Treasurer	July 13, 2022
Joseph DiPietro	(Principal Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	July 13, 2022
Terence J. Cryan

/s/ Clyde W. Hewlett	Director	July 13, 2022
Clyde W. Hewlett

/s/ Diana G. Purcel	Director	July 13, 2022
Diana G. Purcel

/s/ Peter E. Slaiby	Director	July 13, 2022
Peter E. Slaiby

/s/ Natalie Lorenz-Anderson	Director	July 13, 2022
Natalie Lorenz-Anderson

Exhibits Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed June 23, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).
3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).
4.1	Specimen certificate of Common Stock (incorporated by reference from Exhibit 4.1 to Form S-1/A filed March 19, 2007).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
4.3	Description of Company Securities.++
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.3	Form of Securities Purchase Agreement dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on June 2, 2016).
10.4	Form of Amendment No. 1 to Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10.5	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.6	Form of the Securities Purchase Agreement, dated June 2, 2016 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 2, 2016).
10.70	Form of Amendment No. 1 to the Securities Purchase Agreement, dated June 7, 2016 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K/A filed on June 7, 2016).
10.8	Form of Amendment No. 2, dated as of July 21, 2016, to the Securities Purchase Agreement, dated as of June 2, 2016, by and among Ocean Power Technologies, Inc. and the investor’s signatory thereto, and (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed July 21, 2016).
10.9	Form of Subscription Agreement, dated July 22, 2016 between the Company and the Purchasers thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2016).
10.1	Employment Letter between the Company and Matthew Shafer dated August 23, 2016, (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed August 29, 2016).
10.11	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.12	Form of Restricted Stock Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.13	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018).
10.14	Contract between Harbour Energy UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).
10.15	Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018). *
10.16	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).

10.17	Form of Warrant Agency Agreement by and between the Company and Computershare Trust Company, N.A. collectively as warrant agent (incorporated by reference to Exhibit 4.7 to Amendment No.2 to the Company’s Registration Statement on Form S-1 (file No. 333-230199, filed with the SEC on April 3, 2019).
10.18	Form of Common Warrant ((incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on April 5, 2019).
10.19	Form of Pre-Funded Warrant ((incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on April 5, 2019).
10.2	Warrant Agency Agreement between Ocean Power Technologies, Inc. and Computershare Trust Company, N.A. dated April 8, 2019 (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on April 8, 2019).
10.21	Contract amendment between Harbour Energy UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).
10.22	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).
10.23	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019).
10.24	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019).
10.25	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.26	U.S. Small Business Administration Note dated May 3, 2020 of Ocean Power Technologies, Inc. in favor of Santander Bank, N.A. as the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.27	Loan Agreement dated May 3, 2020 between Santander Bank, N.A. and Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.28	Common Stock Purchase Agreement, dated September 18, 2020, between Ocean Power Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).
10.29	Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).
10.3	Sales Agreement, dated November 20, 2020, by and between Ocean Power Technologies, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020.
10.31	Stock Purchase Agreement among Ocean Power Technologies, Inc. and the sellers named therein dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).
10.32	Employment Letter between the Company and Robert P. Powers dated effective December 13, 2021* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).
10.33	Fifth Amendment to 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 15, 2021).
21.1	Subsidiaries of the registrant ++
23.1	Consent of EisnerAmper LLP. ++
31.1	Certification of Chief Executive Officer ++
31.2	Certification of Chief Financial Officer ++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2020 and 2019, (ii) Consolidated Statements of Operations - for the years ended April 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2021 and 20120, (iv) Consolidated Statements of Shareholders’ Equity - for the years ended April 30, 2021 and 2020 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2021 and 2020, (vi) Notes to Consolidated Financial Statements.***
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates that confidential treatment has been requested for this exhibit.

+ Filed herewith.

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

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Ocean Power Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and Subsidiaries (the “Company”) as of April 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described further in Note 2 to the consolidated financial statements, revenues are primarily derived from contracts that are recognized as the performance obligations are satisfied over time. The Company uses a ratio of project costs or direct labor hours incurred to estimated total costs or direct labor hours for each contract to recognize revenue. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs hours to complete. Revenues for the year ended April 30, 2022 were approximately $1.8 million.

We identified the accounting for revenue recognized over time is a critical audit matter due to the complexity and subjectivity of management’s estimate of the progress towards completion of its projects. This in turn led to a high degree of auditor judgement and subjectivity and significant audit effort was required in performing procedures to evaluate management’s determination of the forecasted costs hours to complete its contracts as future results may vary significantly from past estimates due to changes in facts and circumstances.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls relating to the Company’s revenue recognition. Our audit procedures related to the recognition of revenue over time included the following procedures, among others, (i) testing the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost-to-cost method, (ii) testing the significant assumptions used to develop the estimated cost or hours to complete and (iii) testing completeness and accuracy of the underlying data.

Accounting for the Acquisition of Marine Advance Robotics, Inc.

As described in Note 18 to the consolidated financial statements, the Company acquired Marine Advance Robotics, Inc. (“MAR”) and the transaction was accounted for using the acquisition method of accounting for business combinations. The transaction resulted in identified intangible assets and contingent consideration approximately $3.9 million and contingent consideration of approximately $1.6 million, respectively. The determination of the fair value of the intangible assets acquired and contingent consideration required management, with the help of a third-party valuation specialist, to make significant estimates and assumptions including the assumed revenue growth rate, gross profits, economic life and discount rate. The fair value of the contingent consideration represents Level 3 inputs used in measuring fair value as they are unobservable inputs with little or no available market data.

We identified the valuation of intangible assets and contingent consideration associated with the acquisition as a critical audit matter due to subjective judgment required by management in selecting the inputs and assumptions used in determining fair value. The valuation of the intangible assets and contingent consideration are subject to higher estimation uncertainty due to management’s judgment in determining key assumptions that include discount rates and projected revenues and gross profits. Changes in these significant assumptions could have a significant impact on the fair value of the intangible assets and contingent consideration. This in turn led to a high degree of auditor judgment, subjectivity and effort in applying the procedures related to those assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include obtaining an understanding and evaluating the design of controls relating to the valuation report and allocation of purchase price which included management’s review of the valuation report for the completeness and mathematical accuracy of the data and evaluating the reasonableness of assumptions used in the calculation such as economic life and discount rate. We utilized a valuation specialist to assist in evaluating the appropriateness of the Company’s valuation models developed for acquired assets and evaluating the reasonableness of significant assumptions used including the assumed revenue growth rate, margin percentages, economic life and discount rate as compared to industry and market data. We also examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

We have served as the Company’s auditor since 2020.

/s/ EisnerAmper LLP
EISNERAMPER LLP
Iselin, New Jersey
July 13, 2022

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2022	April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,885	$83,028
Short-term investments	49,384	—
Restricted cash, short-term	258	384
Accounts receivable	482	350
Contract assets	386	190
Inventory	442	—
Other current assets	467	487
Total current assets	$59,304	$84,439
Property and equipment, net	445	406
Intangibles, net	4,136	274
Right-of-use asset, net	752	1,036
Restricted cash, long-term	219	222
Goodwill	8,537	—
Total assets	$73,393	$86,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$905	$687
Accrued expenses	877	1,881
Contract liabilities	129	—
Right-of-use liability, current portion	319	347
Contingent liabilities, current portion	748	—
Litigation payable	—	1,224
Liability classified stock awards	—	60
Paycheck protection program loan, current portion	—	495
Total current liabilities	$2,978	$4,694
Deferred tax liability	203	—
Contingent liabilities, less current portion	843	—
Paycheck protection program loan, less current portion	—	396
Right-of-use liability, less current portion	538	819
Total liabilities	$4,562	$5,909
Commitments and contingencies (Note 17)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	$—	$—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding 55,905,213 and 52,479,051 shares, respectively	56	52
Treasury stock, at cost; 23,352 and 21,040 shares, respectively	(341)	(338)
Additional paid-in capital	322,932	315,820
Accumulated deficit	(253,770)	(234,895)
Accumulated other comprehensive loss	(46)	(171)
Total shareholders’ equity	68,831	80,468
Total liabilities and shareholders’ equity	$73,393	$86,377

See accompanying notes to consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Twelve months ended April 30,
	2022	2021
Revenues	$1,759	$1,206
Cost of revenues	1,860	2,279
Gross loss	$(101)	$(1,073)
Operating expenses	21,512	12,519
Operating loss	$(21,613)	$(13,592)
Litigation settlement	$—	$(1,224)
Interest income, net	124	124
Other income	60	—
Gain on forgiveness of PPP loan	890	—
Loss on liquidation of subsidiary	(157)	—
Other expense, net	—	(83)
Foreign exchange (loss) / gain	(1)	15
Loss before income taxes	$(20,697)	$(14,760)
Income tax benefit	1,823	—
Net loss	$(18,874)	$(14,760)
Basic and diluted net loss per share	$(0.35)	$(0.49)
Weighted average shares used to compute basic and diluted net loss per share	54,010,233	30,018,838

See accompanying notes to consolidated financial statements.

F-4

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Twelve months ended April 30,
	2022	2021
Net loss	$(18,874)	$(14,760)
Foreign currency translation adjustment	(32)	12
Total comprehensive loss	$(18,906)	$(14,748)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at May 1, 2020	12,939,420	$13	(4,251)	$(302)	$231,101	$(220,136)	$(183)	$10,493
Net loss	—	—	—	$—	—	(14,760)	—	(14,760)
Share based compensation	—	—	—	$—	721	—	—	721
Issuance (forfeiture) of restricted stock, net	175,500	—	—	$—	184	—	—	184
Exercise of prefunded warrants, net of costs	732,500	1	—	$—	2,818	—	—	2,819
Issuance of common stock- Aspire financing, net of issuance costs	8,747,251	8	—	$—	14,384	—	—	14,392
Issuance of common stock- AGP At The Market offering, net of issuance costs	29,522,389	30	—	$—	66,136	—	—	66,166
Issuance of shares in acquisition	361,991	—	—	$—	477	—	—	477
Acquisition of treasury stock	—	—	(16,789)	$(36)	—	—	—	(36)
Other comprehensive income	—	—	—	$—	—	—	12	12
Balances at April 30, 2021	52,479,051	$52	(21,040)	$(338)	$315,821	$(234,896)	$(171)	$80,468
Net loss	—	—	—	—	—	(18,874)	—	(18,874)
Share-based compensation	—	—	—	—	1,169	—	—	1,169
Proceeds from stock options exercises	96,000	1	—	—	90	—	—	91
Issuance of shares in acquisition	3,330,162	3	—	—	5,852	—	—	5,855
Acquisition of treasury stock	—	—	(2,312)	(3)	—	—	—	(3)
Liquidation of subsidiary	—	—	—	—	—	—	157	157
Other comprehensive loss	—	—	—	—	—	—	(32)	(32)
Balances, April 30, 2022	55,905,213	$56	(23,352)	$(341)	$322,932	$(253,770)	$(46)	$68,831

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Twelve months ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,874)	$(14,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) / loss	1	(15)
Depreciation of fixed assets	144	143
Amortization of intangibles	86	6
Amortization of right of use asset	285	223
Amortization of premium on investments	58	—
Gain on forgiveness of PPP loan	(890)	—
Loss on liquidation of subsidiary	157	—
Compensation expense related to equity compensation	1,169	721
Deferred tax liabilities	(377)	—
Performance obligation shares compensation	(60)	60
Net effect from disposal of property, plant and equipment	—	2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(133)	(245)
Contract assets	(195)	61
Inventory	(292)	—
Other assets	19	106
Accounts payable	217	441
Accrued expenses	(1,004)	761
Litigation payable	(1,224)	1,224
Change in right of use lease liability	(309)	(237)
Contract liabilities	(74)	(165)
Net cash used in operating activities	$(21,296)	$(11,674)
Cash flows from investing activities:
Cash acquired in acquisition	$—	$100
Purchase of short-term investments	(49,442)	—
Purchase of property, plant and equipment	(145)	(26)
Payment for MAR acquisition, net of cash acquired	(4,444)
Net cash (used in) provided by investing activities	$(54,031)	$74
Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loan	$—	$890
Proceeds from loan payable	—	467
Payment of loan payable	—	(467)
Proceeds from stock option exercises	90	184
Payment of payroll taxes related to stock option exercises	—	(245)
Proceeds from issuance of common stock- Aspire financing net of issuance costs	—	14,393
Proceeds from issuance of common stock- AGP At The Market offering, net of issuance costs	—	66,166
Proceeds associated with exercise of common stock warrants	—	2,818
Acquisition of treasury stock	(3)	(36)
Net cash provided by financing activities	$87	$84,170
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(32)	$134
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(75,272)	$72,704
Cash, cash equivalents and restricted cash, beginning of year	$83,634	$10,930
Cash, cash equivalents and restricted cash, end of year	$8,362	$83,634

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property, plant and equipment through accounts payable	$—	$6
Issuance of stock for acquisition	5,855	477
Contingent liability - MAR	1,591	—

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Liquidity

(a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. We are a complete solutions provider, controlling the design, manufacturing, sales, installation, operations and maintenance of our products and services. Our solutions provide distributed offshore power which is persistent, reliable, and economical along with power and communications for remote surface and subsea applications. Historically, funding from government agencies, such as research and development grants, accounted for a significant portion of the Company’s revenues. Today our goal is to generate the majority of our revenues from the sale or lease of our products and solutions, and sales of services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net decrease in cash due to the use of cash from operating activities unless and until we achieve positive cash flow from the commercialization of products, solutions and services.

(b) Liquidity

For Fiscal 2022

For the fiscal year ended April 30, 2022, and the fiscal year ended April 30, 2021, the Company incurred net losses of approximately $18.9 million and $14.8 million, respectively, and used cash in operating activities of approximately $21.4 million and $11.7 million, respectively. The Company has continued to make investments in ongoing product development efforts in anticipation of future growth, including its recent acquisition of Marine Advanced Robotics, Inc., as described in Note 18. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, deployment risks and integration of acquisitions, pending or threatened litigation, and the impact of COVID-19, and any variants on its business. The Company previously obtained equity financing through it’s At the Market Offering Agreement (“ATM”) with A.G.P/Alliance Global Partners (“AGP”) and through its equity line financing with Aspire Capital Fund, LLC (“Aspire Capital”), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. For fiscal year 2022 to date, management has not obtained any additional capital financing. Management believes the Company’s current cash balance of $7.9 million and short term investments balance of $49.4 million is sufficient to fund its planned operations through at least July 2023.

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

On November 20, 2020, the Company entered into another At the Market Offering Agreement with AGP (the “2020 ATM Facility”), having capacity up to $100.0 million. On December 4, 2020, the Company filed a prospectus with the Securities and Exchange Commission whereby, the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. From inception of the 2020 ATM Facility through April 30, 2022, the Company had sold and issued an aggregate of 17,179,883 shares of its common stock with an aggregate market value of $50.0 million at an average price of $2.91 per share and paid AGP a sales commission of approximately $1.6 million related to those shares. A prospectus supplement was filed on January 10, 2022 to allow the Company to sell an additional $25.0 million (or an aggregate of $75.0 million) under the 2020 ATM Facility, none of which has been sold to date.

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

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock to Aspire Capital, which exceeded the 19.99% limit of the outstanding common stock on the date of the agreement. Through April 30, 2022, the Company had sold, since the agreement, an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $1.0 million remaining on the facility as of April 30, 2022.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Ocean Power Technologies Ltd. in the United Kingdom, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, which has been liquidated as of April 30, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, stock-based compensation, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods, estimated hours to complete projects and percentage of completion of customer contracts for purposes of revenue recognition. Actual results could differ from those estimates.

(c) Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting and Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805). The Company allocates the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired as well as the liabilities assumed. Acquisition costs are expensed as incurred. Any excess consideration transferred is recorded as goodwill and in instances where the fair value of consideration transferred is less than the estimated fair value of tangible and intangible assets acquired less liabilities assumed; such amounts are recorded as a gain on the bargain purchase.

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

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2022 or 2021. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs rather than evaluating whether the shipping and handling activities are promised services to the customer.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred or time elapsed are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred or labor hours best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projects are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material.

The Company’s contracts are either cost plus or fixed price contracts. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Under cost plus contracts, a profit or loss on a project is recognized depending on whether actual costs are more or less than the agreed upon amount.

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the twelve-month periods ended April 30, 2022 and 2021, all of the Company’s contracts were classified as firm fixed price.

As of April 30, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.6 million. The Company expects to recognize approximately 100%, or $0.6 million, of the remaining performance obligations as revenue over the next twelve months.

The Company also enters into lease arrangements for its PB3 PowerBuoy® (“PB3”) and Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

The Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC Topic 842, “Leases”. At inception of the contract, the Company evaluates the lease against the lease classification criteria within ASC Topic 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease, of which the Company has none. All others are treated as an operating lease.

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the twelve months ended April 30, 2022 and 2021 was immaterial.

(e) Cash and Cash Equivalents, Restricted Cash, Security Agreements and Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account. The following table summarizes cash and cash equivalents for the years ended April 30, 2022 and 2021:

	April 30, 2022	April 30, 2021
	(in thousands)
Checking and savings accounts	$1,815	$1,850
Money market account	6,070	81,178
	$7,885	$83,028

Restricted Cash and Security Agreements

The Company has a letter of credit agreement with Santander Bank, N.A. (“Santander”). Cash of $154,000 is on deposit at Santander and serves as security for a letter of credit issued by Santander for the lease of warehouse/office space in Monroe Township, New Jersey. This agreement cannot be extended beyond July 31, 2025 and is cancellable at the discretion of Santander.

Santander also issued one letters of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. A letter of credit was issued in the amount of $645,000 and was reduced to $323,000 in August 2020. The second letter of credit will be reduced by $258,000 once the PB3 is fully deployed and passes final acceptance testing. The remaining restricted amount of $65,000 will be released 12 months after the buoy is fully deployed.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total to the same amounts shown in the Consolidated Statements of Cash Flows.

	April 30, 2022	April 30, 2021
	(in thousands)
Cash and cash equivalents	$7,885	$83,028
Restricted cash- short term	258	384
Restricted cash- long term	219	222
	$8,362	$83,634

Investments

During fiscal 2022, the Company acquired approximately $49.4 million in investment securities through Charles Schwab Bank. All investment securities consist of corporate bonds, government agency bonds, or U.S. Treasury Notes and Bonds, are investment grade rated or better, and mature within 12 months. The Company has the means and intends to hold all investments to maturity, and as such are classified as held-to-maturity investments. The total recognized interest expense on the premium we paid for the bonds as of April 30, 2022 is approximately $60,000 on an amortized cost basis of approximately $0.3 million. Additionally, there has been no other than temporary impairment on these investments.

The following table represents the fair value of the investments and unrealized gains/losses by class, which have been recorded at amortized costs as of April 30, 2022:

Category	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Net Unrealized Gains/(Losses)

Held-to-Maturity Securities	$49,384	$81	$(414)	$49,051	$(333)

(f) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Property and equipment are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Description	Estimated useful life

Equipment	5-7 years
Computer equipment & software	3 years
Office furniture & fixtures	3-7 years
Equipment under capitalized lease	Over the life of the lease
Leasehold improvements	Shorter of the estimated useful life or lease term

(g) Foreign Exchange Gains and Losses

The Company maintains cash accounts that are denominated in British pound sterling, Euros and Australian dollars. These amounts are included in cash, cash equivalents and restricted cash on the accompanying Consolidated Balance Sheets. Such positions may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in “Foreign exchange (loss)/gain” in the accompanying Consolidated Statements of Operations.

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable, short term investments and cash. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with a reliable payment history. The Company invests its excess cash in a money market fund and short term held-to maturity investment and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of April 30, 2022 was less than $0.1 million.

The table below shows the percentage of the Company’s revenues derived from customers whose revenues accounted for at least 10% of the Company’s consolidated revenues for at least one of the periods indicated:

	Twelve months ended April 30,
Customer	2022	2021
Transocean Ltd.	15%	—%
Valaris PLC	12%	—%
Diamond Offshore Drilling, Inc.	11%	—%
United States Department of Energy	11%	—%
Enel Green Power Chile, LTDA	9%	61%
Eni S.p.A.	1%	22%
Other (no other customers over 10%)	41%	17%
	100%	100%

The loss of, or a significant reduction in revenues from a current customer could significantly impact the Company’s financial position or results of operations. The Company does not require its customers to provide collateral.

(i) Warrant Accounting

The Company accounts for warrants issued in connection with its public offerings in accordance with the guidance FASB Topic “48 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which provides that warrants meeting the classification of a liability award are recorded as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The Company recognizes any change in fair value in its Consolidated Statements of Operations. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until such time as these instruments are exercised or expire. At that time, the liabilities will be reclassified to “Additional paid-in capital”, a component of “Shareholders’ equity” on the Consolidated Balance Sheets. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award. The Company has no warrants classified as liabilities as of April 30, 2022 and 2021.

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

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and unvested restricted stock issued to employees and non-employee directors, totaling 6,353,422 and 5,163,020 for the years ended April 30, 2022 and 2021, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(k) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2022 and 2021 was approximately $1.2 million and $0.8 million, respectively.

(l) Intangibles

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost) (See also Note 18). Intangible assets are amortized over the estimated useful life of the asset on a basis that approximates the pattern of economic benefit. The trade name and customer relationship intangible are being amortized over 12 years and 10 years respectively, which is consistent with the estimated pattern of economic benefit of the assets.

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There was no indication of impairment of intangible assets as of April 30, 2022.

(m) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. Where the Company use a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine fair value of the Company. If the fair value is less than the carrying amount an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR (Note 18). As this is the first year of the acquisition, no goodwill impairment assessment was completed however, the Company is not aware of potential triggering events that would cause an impairment analysis to be performed as of April 30, 2022.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses, to the extent incurred. Refer to Note 16 for further disclosures around our income taxes.

(o) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. In fiscal 2022 the Company liquidated its subsidiary, Ocean Power Technologies (Australasia) Pty Ltd. in Australia, resulting in a loss of approximately $0.2 million.

(p) Recently Issued Accounting Standards

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

Accounts Receivable

The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of the product has transferred to the customer. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represent their estimated realizable value.

Contract Assets

Significant changes in the contract assets balances during the period are as follows:

	Twelve months ended April 30,
	2022	2021
	(in thousands)

Transferred to receivables from contract assets recognized at the beginning of the period	$(190)	$(251)
Revenue recognized and not billed as of the end of the period	386	190
Net change in contract assets	$196	$(61)

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. The increase in contract assets is primarily a result of services performed relating to our project with MAR that was billed during the twelve months ended April 30, 2022.

Contract Liabilities

Significant changes in the contract liabilities balances during the period are as follows:

	Twelve months ended April 30,
	2022	2021
	(in thousands)

Revenue recognized that was included in the contract liabilities balance as of the beginning of the period	$—	$(159)
Transferred to contract assets from contract liabilities recognized at the beginning of the period	—	(6)
Contract liabilities obtained in acquisition on MAR	(203)	—
Payments collected for which revenue has not been recognized	129	—
Net change in contract liabilities	$(74)	$(165)

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities is primarily due to payment for MAR projects during the twelve months ended April 30, 2022 for which we have not recognized revenue.

(4) Inventory

The Company holds inventory related to the production of our WAM-V® products.

	April 30, 2022	April 30, 2021
	(in thousands)
Raw Materials	$198	$—
Work in Process	244	—
	$442	$—

(5) Other Current Assets

Other current assets consist of the following at April 30, 2022 and 2021:

	April 30, 2022	April 30, 2021
	(in thousands)
Prepaid insurance	$182	$194
Prepaid software & licenses	127	93
Prepaid sales & marketing	50	37
Prepaid recruiting	—	12
Other receivables	24	21
Deposits	—	68
Prepaid expenses- other	84	62
	$467	$487

(6) Property and Equipment

The components of property and equipment as of April 30, 2022 and 2021 consisted of the following:

	April 30, 2022	April 30, 2021
	(in thousands)
Equipment	$615	$291
Computer equipment & software	571	498
Office furniture & equipment	352	341
Leasehold improvements	477	474
Construction in process	15	15
	$2,030	$1,619
Less: accumulated depreciation	(1,585)	(1,213)
	$445	$406

Depreciation expense was approximately $0.1 million for both years ended April 30, 2022 and 2021.

(7) Leases

Lessor Information

As of April 30, 2022, the Company has one lease which has been classified as an operating lease per accounting guidance contained within Accounting Standards Codification (“ASC”) Topic 842, “Leases”. The Company’s remaining term on this operating lease is less than 7 months. The maturity of lease payments remaining on this lease is immaterial.

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

The Company also has two leases for properties located in Houston, Texas. The first was acquired as part of the 3Dent acquisition that is used as office space. The lease term is for 3 years and is set to expire in January of 2023. The lease is classified as an operating lease and included in the right-of-use assets, lease liabilities- current and lease liabilities- long-term on the Company’s Consolidated Balance Sheets.

The other Houston lease is for additional office space and was renewed for a 12-month term which ended on June 30, 2022 and is now expired. In accordance with ASC 842-20-5-2, since the lease term at the time of renewal was 12 months, the asset was recognized directly to the profit and loss statement on a straight-line basis and was not recognized as a right-of-use asset.

The Company also has a lease with the University of California Berkeley in Berkeley, California that was acquired as part of the MAR acquisition (see Note 18). The lease expired on June 30, 2022 and we are in discussions to renew this lease. As the lease expired prior to renewal, it has become a month-to-month lease in accordance with the agreement. In accordance with ASC 842-20-5-2, since the remaining lease term at the time of the acquisition of MAR was less than 12 months, the asset was not recognized as a right-of-use asset.

Variable lease expenses, if any, are recorded as incurred. The operating lease expense in the Consolidated Statement of Operations was $0.4 million and $0.3 million for the twelve months ended April 30, 2022 and 2021, respectively.

The components of lease expense in the Consolidated Statement of Operations for the twelve months ended April 30, 2022 and 2021 was as follows:

	Twelve months ended April 30,
	2022	2021
Operating lease cost	$368	$330
Short-term lease cost	35	17
Total lease cost	$403	$347

Information related to the Company’s right-of use assets and lease liabilities as of April 30, 2022 is as follows:

April 30, 2022
(in thousands)

Operating lease:
Operating right-of-use asset, net	$752

Right-of-use liability- current	319
Right-of-use liability- long term	538
Total lease liability	$857

Weighted average remaining lease term- operating leases	2.38 years
Weighted average discount rate- operating leases	8.3%

Total remaining lease payments under the Company’s operating leases are as follows:

April 30, 2022
(in thousands)

2023	$391
2024	362
2025	184
Total future minimum lease payments	937
Less imputed interest	(80)
Total	$857

(8) Accrued Expenses

Accrued expenses consisted of the following at April 30, 2022 and 2021:

	April 30, 2022	April 30, 2021
	(in thousands)
Project costs	$59	$368
Contract loss reserve	328	328
Employee incentive payments	266	283
Accrued salary and benefits	60	631
Professional Fees	30	200
Other	134	71
	$877	$1,881

(9) Warrants

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

On July 22, 2016, the Company entered into a Second Amendment to the Purchase Agreement (the “Second Amended Purchase Agreement”) with certain institutional purchasers (the “July Purchasers”). Pursuant to the terms of the Second Amended Purchase Agreement, the Company sold an aggregate of 29,750 shares of common stock together with warrants to purchase up to an aggregate of 8,925 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.30 of a share of common stock at a combined purchase price of $135.00. The Warrants were exercisable immediately at an exercise price of $187.20 per share. The warrants expired on January 23, 2022, the fifth (5th) anniversary of the initial date of issuance date of January 23, 2017. As of the expiration date, none of the warrants had been exercised.

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of our common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of April 30, 2022, all of the pre-funded warrants had been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of April 30, 2022, all of the common warrants had been exercised.

The Company accounted for warrants issued in connection with its June and July 2016 public offerings in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The June and July 2016 warrants contain a feature whereby they could require the transfer of assets and therefore are classified as a liability award in accordance with the guidance in Topic 480. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the Consolidated Balance Sheets.

(10) Paycheck Protection Program Loan

On March 27, 2020, the U.S. Government passed into law the Coronavirus Aid, Relief and Economic Security Act, or the (“CARES Act”). On May 3, 2020, the Company signed a Paycheck Protection Program (“PPP”) loan with Santander as the lender for $890,000 in support through the Small Business Association (“SBA”) under the PPP Loan. The PPP Loan was unsecured and evidenced by a note in favor of Santander and governed by a Loan Agreement with Santander. The Company received the proceeds on May 5, 2020.

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and that the loan has now been fully forgiven. The Company recognized a gain on forgiveness of PPP loan of approximately $890,000 during the year ended April 30, 2022 as reflected on the Consolidated Statement of Operations.

(11) Preferred Stock

The Company has authorized 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of April 30, 2022, and 2021, no shares of preferred stock had been issued.

(12) Common Stock

As of April 30, 2022, the Company had 100,000,000 shares authorized with a par value of $0.001 per share and 55,905,213 shares issued.

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

On November 20, 2020, the Company entered into an At the Market Offering Agreement with AGP having capacity up to $100.0 million. The Company on December 4, 2020 filed a prospectus with the Securities and Exchange Commission whereby, the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. From inception of the 2020 ATM Facility through April 30, 2022, the Company had sold and issued an aggregate of 17,179,883 shares of its common stock with an aggregate market value of $50.0 million at an average price of $2.91 per share and paid AGP a sales commission of approximately $1.6 million related to those shares. A prospectus supplement was filed on January 10, 2022 to allow the Company to sell an additional $25.0 million (or an aggregate of $75.0 million) under the 2020 ATM Facility, none of which has been sold to date.

Equity Line Common Stock Purchase Agreements

On October 24, 2019, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over a 30-month period. Through September 18, 2020, the Company had sold an aggregate of 6,424,205 shares of common stock with an aggregate market value of $4.0 million at an average price of $0.63 per share pursuant to this common stock purchase agreement, including 5,025,000 shares in fiscal year 2022 with an aggregate market value of $2.9 million at an average price of $0.57 per share. The agreement was fully utilized and terminated on September 18, 2020.

On September 18, 2020, the Company entered into a new common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million of shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit is 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeds the 19.99% limit of the outstanding common stock on the date of the agreement. As of April 30, 2022, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $1.0 million available as of April 30, 2022.

(13) Treasury Shares

During the years ended April 30, 2022 and 2021, 2,312 and 16,789 shares of common stock, respectively, were purchased by the Company from employees to pay taxes related to the vesting of restricted stock.

(14) Share-Based Compensation Plans

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of April 30, 2022, the Company had 696,627 shares available for future issuance under the 2015 Plan which reflects adjustments made for the departure of our former CEO as well as other departures.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 711(a) of the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. As of April 30, 2022, there were 11,487 shares available for grant under the 2018 Inducement Plan. On February 9, 2022 the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility was based on the Company’s historical volatility over the expected life of the stock option granted. There were 793,850 and 248,876 shares granted for the periods ended April 30, 2022 and 2021, respectively.

	Twelve months ended April 30,
	2022	2021
Risk-free interest rate	1.5%	0.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.5 - 5.8
Expected volatility	121.9%	136.5%

The above assumptions were used to determine the weighted average per share fair value of $1.11 and $2.63 for stock options granted during the fiscal years ended April 30, 2022 and 2021, respectively.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2021	516,827	$3.89	9.0
Granted	793,850	$1.43
Exercised	(45,332)	$1.05
Cancelled/forfeited	(153,183)	$2.86
Expired	(1,806)	$32.62
Outstanding as of April 30, 2022	1,110,356	$2.34	9.2
Exercisable as of April 30, 2022	297,504	$4.65	7.8

As of April 30, 2022 and 2021, the total intrinsic value for both outstanding and exercisable options was approximately zero and $0.3 million respectively. As of April 30, 2022, approximately 813,000 additional options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 9.7 years. There was approximately $0.3 million and $0.4 million of total recognized compensation cost related to stock options during each of the twelve months ended April 30, 2022 and 2021, respectively. As of April 30, 2022, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.5 years.

Performance Stock Options

In January of 2020, the Company issued 81,337 performance-based stock options to two of its executives. There were 40,666 shares vested and outstanding, which were set to expire on December 15, 2021, all of which were exercised prior to the expiration date.

In January of 2021, the Company issued 344,723 performance-based stock options to employees and executives. The awards vest over 2 years provided there is positive total shareholder return (e.g. share price increase) as measured to the closing share price on January 14, 2022 and January 14, 2023. There were 343,456 shares unvested and outstanding for the year ended April 30, 2022. None of the shares granted to our former President and CEO under this issuance vested prior to June 18, 2021, his last day of employment. These unvested shares are included in the Cancelled/forfeited figure in the table below.

The Company determined these awards contain a market-based condition and estimated the fair value using the Monte Carlo simulation model with the following assumptions:

	Twelve months ended April 30,
	2022	2021
Risk-free interest rate	N/A	1.2%
Expected dividend yield	N/A	0.0%
Expected life (in years)	N/A	10.0
Expected volatility	N/A	76.0%- 136.5%

The above assumptions were used to determine the weighted average per share fair value of $2.09 for performance stock options granted during the year ended April 30, 2021.

A summary of performance stock options under our stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2021	424,790	$2.57	9.5
Granted	66,667	$0.62
Exercised	(40,668)	$1
Cancelled/forfeited	(240,667)	$2.61
Outstanding as of April 30, 2022	210,122	$2.20	8.8
Exercisable as of April 30, 2022	—	$—

As of April 30, 2022 and 2021, the total intrinsic value of outstanding and exercisable performance stock options was approximately zero and $0.1 million respectively. As of April 30, 2022, approximately 210,000 additional options were unvested, which had an intrinsic value of $29,000 and a weighted average remaining contractual term of 8.8 years. There was approximately $0.1 million and $0.1 million of total recognized compensation cost related to performance stock options during each of the twelve months ended April 30, 2022 and 2021, respectively. As of April 30, 2022, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock

Compensation expense for unvested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the year ended April 30, 2022 and 2021, the Company granted 827,764 and 10,000 shares, respectively, subject to service-based vesting requirements.

A summary of unvested restricted stock under our stock incentive plans is as follows:

	Number of Shares	Weighted Average Price per Share
Issued and unvested at April 30, 2021	10,000	$2.93
Granted	827,764	$1.41
Vested	(10,000)	$2.93
Cancelled/forfeited	—	$—
Issued and unvested at April 30, 2022	827,764	$1.41

There was approximately $242,000 and $49,000 of total recognized compensation cost related to restricted stock for the years ended April 30, 2022 and 2021, respectively. As of April 30, 2022, there was $0.9 million of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The fair value of the Company’s short-term investments (refer to Note 2) is based on observable trading of each security which is based on Level 1 observable inputs as they are unadjusted quoted prices in active markets. The total fair value of our investments as of April 30, 2022 and 2021 were $49.0 million and zero, respectively.

The fair value of the Company’s warrant liabilities (refer to Note 9) is based on the Black-Scholes option pricing model which is based on Level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are the quoted price of the Company’s common stock in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected life of the warrants. The warrants were expired as of April 30, 2022 and had a fair value near zero as of basis as of April 30, 2021.

There were no unrealized gains for the twelve months ended April 30, 2022 and 2021, respectively. When incurred, gains and losses are included within “Gain (loss) due to change in fair value of warrant liabilities” in the Consolidated Statements of Operations. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	April 30, 2022	April 30, 2021
Dividend rate	N/A	0.0%
Risk-free rate	N/A	0.01% -0.02%
Expected life (years)	N/A	0.2 - 0.6
Expected volatility	N/A	1.498

Additionally, there is a Level 3 contingent liability in the amount of $1.6 million as the inputs are unobservable to determine this fair value. As of April 30, 2022, there has been no change in value of this contingent liability from the time that it was acquired. Refer to Note 18 for further details around this contingent liability and how the value is determined.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the twelve months ended April 30, 2022 and 2021.

(16) Income Taxes

Loss before income taxes for the years ended April 30, 2022 and 2021 consisted of the following components:

	April 30, 2022	April 30, 2021
	(in thousands)
Domestic	$(20,665)	$(14,392)
Foreign	(32)	(368)
Total loss before income taxes	$(20,697)	$(14,760)

The income tax benefit for the years ended April 30, 2022 and 2021 consisted of state income tax benefits of $1.4 million and zero in each year, respectively, from the sale of New Jersey net operating losses and research and development credits. There was no benefit reflected in fiscal year 2021 as the payment was received in fiscal year 2022. For the year ended April 30, 2021, the income tax provision consists of state minimum tax. Also included in the income tax benefit for fiscal year 2022 is a benefit of approximately $0.4 million from the reversal of the valuation allowance resulting from the establishment of a deferred tax liability in connection with the MAR acquisition (see Note 18).

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the U.S. federal income tax rate for the periods ended April 30, 2022 and 2021 to loss before income taxes as a result of the following:

	April 30, 2022	April 30, 2021
Computed expected tax benefit	(21.0)%	(21.0)%
Increase(reduction) in income taxes resulting from:
State income taxes, net of federal benefit	5.2%	6.8%
Federal research and development tax credits	(0.6)%	(0.7)%
Foreign rate differential	—%	(1.3)%
Other non-deductible expenses	(0.9)%	(0.6)%
Proceeds of sale of New Jersey tax benefits	(7.0)%	—%
Other	1.3%	2.3%
Increase in valuation allowance	14.1%	14.5%
Income tax (benefit)	(8.9)%	—%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2022	April 30, 2021
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$40,338	$36,340
Foreign net operating loss carryforwards	2,061	4,064
State operating loss carryforwards	968	581
Federal and New Jersey research and development tax credits	4,167	3,303
Stock compensation	429	346
Accrued expenses	79	158
Other	(445)	545
Net deferred tax assets before valuation allowance	$47,597	$45,337
Valuation allowance	$(47,597)	(45,091)
Deferred tax assets	$—	$246

Deferred tax liability:
Other liability	$203	$246
Net deferred tax assets (liabilities)	$(203)	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2022 and 2021, based upon the level of historical taxable losses, valuation allowances of $47.6 million and $45.1 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $2.5 million during the year ended April 30, 2022 and decreased $2.7 million during the year ended 2021 respectively, due to continuing net operating losses.

As of April 30, 2022, the Company had net operating loss carry forwards for federal income tax purposes of approximately $191.4 million, which begin to expire in fiscal 2023; $56.2 million of the federal carryforward has no expiration, but the deductibility of such federal net operating losses may be limited to 80% of our taxable income in future years. The Company also had federal research and development tax credit carry forwards of approximately $3.3 million as of April 30, 2022, which begins to expire in 2024. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that as a result of multiple ownership changes, as described in Section 382 of the Internal Revenue Code, its ability to utilize these NOL’s and research and development tax credit have been significantly limited.

In addition, as of April 30, 2022, the Company had state net operating loss carry forwards of approximately $13.8 million which begin to expire in 2041, which also may be limited to utilization limitations. Further, as of April 30, 2022, the Company had foreign net operating loss carry forwards of approximately $10.9 million. The ability to utilize these carry forwards may also be limited due to ownership changes.

Income Tax Benefit

During the years ended April 30, 2022 and 2021, the Company sold New Jersey State net operating losses and research and development credits (“NJ NOL”) in the amount of $4.0 million and $12.0 million, respectively, resulting in the recognition of income tax benefits of $0.4 million and $1.0 million. The total proceeds of $1.4 million for fiscal year 2022 and 2021 were recorded in the Company’s Statement of Operations in fiscal 2022 as the sale of the fiscal year 2021 NJ NOL was not completed until May, 2021. New Jersey-based technology or biotechnology companies with fewer than 225 US employees may be eligible to sell net operating losses and research and development tax credits to unaffiliated corporations, up to a maximum lifetime benefit of $20 million per business. As of April 30, 2022 we have approximately $4.6 million still available to sell.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed. At April 30, 2022 and 2021, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(17) Commitments and Contingencies

Employment Litigation

On August 28, 2018, counsel for Charles Dunleavy, the Company’s former President & Chief Executive Officer who was terminated for cause effective June 9, 2014, filed a demand for arbitration, captioned Charles F. Dunleavy v. Ocean Power Technologies, Inc., Case No. 01-18-0003-2374, before the American Arbitration Association in New Jersey. The demand alleged various claims relating to Mr. Dunleavy’s termination. After the hearings in the proceeding were conducted, on December 11, 2020, the arbitration panel issued an interim award finding, among other things, that the termination for cause of Mr. Dunleavy was in breach of his employment contract and awarded him compensatory damages in the amount of $438,255. On May 3, 2021, the panel issued a second interim award and therein awarded Mr. Dunleavy attorneys’ fees, costs and prejudgment interest. The Company agreed, on May 24, 2021, to pay Mr. Dunleavy $1,223,963, representing the total compensatory damages, attorneys’ fees, costs and prejudgment interest, which is the full amount awarded by the arbitration panel. The Company made the required payment on May 26, 2021, and the matter is now closed.

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. On July 30, 2018, the Spanish tax inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. During the year ended April 30, 2022, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,870 or approximately $331,000. On January 25, 2021, the Company paid the Spanish Tax Administration €279,870. Notwithstanding that payment, on April 30, 2022, the Company filed its appeal of the decision of the Central Court to the Spanish National Court. The Company expects a ruling on the appeal prior to the end of fiscal 2023.

(18) Acquisition of Marine Advanced Robotics, Inc.

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

The Company paid cash consideration of $4.0 million and issued 3,330,162 shares of our common stock, valued at approximately $5.9 million based on the closing price of $2.10, and reduced by a lack of marketability discount since they were restricted for a 12 month period. The Company assumed liability for advances payable to the former owners of MAR for approximately $456,000.

The contingent consideration is based on the achievement of certain milestones over a 30-month period. As of the acquisition date, the contingent consideration had a fair value of $1.6 million. Under the terms of the MAR purchase agreement, the contingent consideration consists of two earn-out periods, one running from the date of the acquisition through April 30, 2023 in which the maximum earn-out is $1.5 million and the other from May 1, 2023 through April 30, 2024 where the maximum earn-out is $2 million. The fair value as of the date of acquisition was determined using a simulation model based on an estimate of revenues during these periods and discount factors ranging from 5.8% to 14.5%. As discussed in Note 15 per ASC Topic 820, we consider this to be a Level 3 liability.

Total consideration including cash, restricted shares, liabilities assumed, and contingent consideration was valued at approximately $11.9 million.

Purchase consideration consisted of the following:

(in thousands)
Cash	$4,000
Advance payable - MAR	456
Fair value of restricted shares	5,855
Fair value of contingent consideration	1,591
Total consideration	$11,902

The preliminary allocation of the fair value of the MAR acquisition is shown in the table below. The allocation of the fair value will be finalized when the valuation is completed, and the differences will be trued up for the final allocated amounts, hence, actual results may differ from preliminary estimate. In the fourth quarter of fiscal year 2022, the Company recorded a purchase accounting adjustment related to income taxes resulting in an increase to goodwill of approximately $580,000.

(in thousands)
Total Purchase Consideration	$11,902

Cash	12
Inventory	150
Property and equipment, net	38
Trademarks	2,755
Patents	1,193
Goodwill	8,537
Contract liabilities acquired	(203)
Deferred income tax liability	(580)
Net asset acquired	$11,902

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions, and appropriate discount rates. In connection with the acquisition of MAR, we acquired approximately $3.9 million of intangible assets, including trademarks with an indefinite life and patents that will be amortized over a useful life of nine years.

Goodwill is considered an indefinite-lived asset that relates primarily to intangible assets that do not qualify for separate recognition.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and MAR as if the companies had been combined as of May 1, 2020. The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of May 1, 2020.

	Twelve months ended April 30,
	2022	2021
Revenue	$2,621	$2,302
Net loss	$(18,413)	$(14,174)
Basic and diluted net loss per share	$(0.34)	$(0.47)

(19) Operating Segments and Geographic Information

The Company’s business consists of one segment as the revenues associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and our chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates on a worldwide basis with one operating company in the U.S. and one operating subsidiary in the UK and one operating subsidiary which was discontinued during 2022 in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. Geographic information is as follows:

	Year Ended April 30, 2022
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenues from external customers	$1,633	$19	$107	$1,759
Net loss	(18,732)	(11)	(131)	(18,874)
Long-lived assets	445	—	—	445
Total assets	73,359	19	15	73,393

	Year Ended April 30, 2021
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenues from external customers	$1,206	$—	$—	$1,206
Net loss	(13,211)	(359)	(22)	(13,592)
Long-lived assets	406	—	—	406
Total assets	86,085	19	273	86,377

