Form 10-Q
period 2022-07-31
Ocean Power Technologies, Inc.
filed 2022-09-12
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE CsOMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2022

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

As of September 12, 2022, the number of outstanding shares of common stock of the registrant was 55,922,880

OCEAN POWER TECHNOLOGIES, INC.

Table of Content

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to several factors, including market conditions, and our operating performance;

●	the continued impact of COVID-19 and its variants on our business, operations, customers, suppliers and manufacturers and personnel;

●	our ability to meet product development, manufacturing and customer delivery deadlines may be impacted by disruptions to our supply chain, primarily related to labor shortages and manufacturing and transportation delays both here in the U.S. and abroad;

●	our acquisitions and our ability to integrate them into our operations may use significant resources, be unsuccessful or expose us to unforeseen liabilities;

●	our estimates regarding future expenses, revenues, and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to identify and penetrate markets for our products, services, and solutions;

●	our ability to implement our commercialization strategy as planned as markets develop, or at all;

●	our ability to establish relationships with our existing and future strategic partners may not be successful;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology, products and solutions;

●	our ability to improve the power output and survivability of our products;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;

●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives;

●	our history of operating losses, which we expect to continue for at least the short term and possibly longer; and

●	our ability to protect our intellectual property portfolio.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2022, and in our subsequent reports under the Exchange Act. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

Table of Content

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	July 31, 2022	April 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,176	$7,885
Marketable securities	42,724	49,384
Restricted cash, short-term	258	258
Accounts receivable	119	482
Contract assets	666	386
Inventory	588	442
Other current assets	480	467
Total current assets	54,011	59,304
Property and equipment, net	458	445
Intangibles, net	4,096	4,136
Right-of-use asset, net	677	752
Restricted cash, long-term	219	219
Goodwill	$8,537	$8,537
Total assets	$67,998	$73,393
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,058	$905
Accrued expenses	1,090	877
Contract liabilities	101	129
Right-of-use liability, current portion	328	319
Contingent liabilities, current portion	640	748
Total current liabilities	3,217	2,978
Deferred tax liability	203	203
Contingent liabilities, less current portion	820	843
Right-of-use liability, less current portion	446	538
Total liabilities	4,686	4,562
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 55,921,880 shares and 55,905,213 shares, respectively; outstanding 55,898,528 shares and 55,881,861 shares, respectively	56	56
Treasury stock, at cost; 23,352 shares	(341)	(341)
Additional paid-in capital	323,265	322,932
Accumulated deficit	(259,622)	(253,770)
Accumulated other comprehensive loss	(46)	(46)
Total shareholders’ equity	63,312	68,831
Total liabilities and shareholders’ equity	$67,998	$73,393

See accompanying notes to unaudited consolidated financial statements.

Table of Content

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended July 31,
	2022	2021

Revenues	$714	$272
Cost of revenues	520	423
Gross margin (loss)	194	(151)
Change in fair value of contingent consideration	(131)	—
Operating expenses	6,318	4,880
Operating loss	(5,993)	(5,031)
Interest income, net	141	20
Gain on extinguishment of PPP loan	—	891
Loss before income taxes	(5,852)	(4,120)
Income tax benefit	—	1,041
Net loss	$(5,852)	$(3,079)
Basic and diluted net loss per share	$(0.10)	$(0.06)
Weighted average shares used to compute basic and diluted net loss per share	55,889,651	52,458,011

See accompanying notes to unaudited consolidated financial statements.

5

Table of Content

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in $000’s)

Unaudited

	Three months ended July 31,
	2022	2021

Net loss	$(5,852)	$(3,079)
Foreign currency translation adjustment	—	(14)
Total comprehensive loss	$(5,852)	$(3,093)

See accompanying notes to unaudited consolidated financial statements.

Table of Content

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Three Months Ended July 31, 2022
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2022	55,905,213	$56	(23,352)	$(341)	$322,932	$(253,770)	$(46)	68,831
Net loss	—	—	—	—	—	(5,852)	—	(5,852)
Share-based compensation	—	—	—	—	333	—	—	333
Common stock issued upon vesting of restricted stock	16,667	—	—	—	—	—	—	—
Balance, July 31, 2022	55,921,880	$56	(23,352)	$(341)	$323,265	$(259,622)	$(46)	$63,312

	Three Months Ended July 31, 2021
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2021	52,479,051	$52	(21,040)	$(338)	$315,821	$(234,896)	$(171)	$80,468
Net loss		—		—	—	(3,079)	—	(3,079)
Share-based compensation	—	—	—	—	390	—	—	390
Other comprehensive loss	—	—	—	—	—	—	(14)	(14)
Balances at July 31, 2021	52,479,051	$52	(21,040)	$(338)	$316,211	$(237,975)	$(185)	$77,765

See accompanying notes to unaudited consolidated financial statements.

Table of Content

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Three months ended July 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(5,852)	$(3,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	43	40
Amortization of intangible assets	40	6
Amortization of right of use asset	75	69
Amortization of premium on marketable securities	220	—
Gain on extinguishment of PPP Loan	—	(891)
Compensation expense related to equity compensation	333	390
Change in contingent liability consideration	(131)	—
Changes in operating assets and liabilities:
Accounts receivable	363	(96)
Contract assets	(280)	(114)
Inventory	(146)	—
Other assets	(13)	(20)
Accounts payable	154	(233)
Accrued expenses	212	(60)
Change in right of use lease liability	(82)	(75)
Contract liabilities	(28)	—
Litigation payable	—	(1,224)
Net cash used in operating activities	(5,092)	(5,287)
Cash flows from investing activities:
Redemptions of marketable securities	17,252	—
Purchase of marketable securities	(10,813)	—
Purchase of property, plant and equipment	(56)	(7)
Net cash provided by (used in) investing activities	6,383	(7)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(14)
Net increase / (decrease) in cash, cash equivalents and restricted cash	1,291	(5,308)
Cash, cash equivalents and restricted cash, beginning of period	8,362	83,634
Cash, cash equivalents and restricted cash, end of period	$9,653	$78,326

See accompanying notes to unaudited consolidated financial statements.

Table of Content

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

(a) Background

Ocean Power Technologies, Inc. (“OPTI”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. Ocean Power Technologies, Inc. acquired 3dent Technology, LLC (“3Dent”), in February 2021 and Marine Advanced Robotics, Inc. (“MAR”) in November 2021 which are now included as part of the OPTI. OPTI, along with its subsidiaries, (the “Company”) is a complete solutions provider, controlling the design, manufacturing, sales, installation, operations and maintenance of its products and services. The Company’s solutions provide distributed offshore power and data which is persistent, reliable, and economical along with power and communications for remote surface and subsea applications. Historically, funding from government agencies, such as research and development grants, accounted for a significant portion of the Company’s revenues. Today the Company’s goal is to generate the majority of its revenues from the sale or lease of its products and solutions, and sales of services to support business operations.

(b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information in accordance with the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022, as filed with the SEC and elsewhere in this Form 10-Q. Certain items have been reclassified from prior periods to be consistent with current GAAP presentations.

(c) Liquidity

For the three months ended July 31, 2022, the Company incurred net losses of approximately $5.9 million, used cash in operations of approximately $5.1 million and has an accumulated deficit of approximately $259.6 million. The Company has continued to make investments in ongoing product development efforts in anticipation of future growth, as evidenced by its acquisition of MAR The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, deployment risks and integration of acquisitions, and the impact of COVID-19, and any variants on its business. The Company previously obtained equity financing through its At the Market Offering Agreement (“ATM”) with A.G.P/Alliance Global Partners (“AGP”) and through its equity line financing with Aspire Capital Fund, LLC (“Aspire Capital”), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Management believes the Company’s current cash balance at July 31, 2022 of $9.4 million and marketable securities balance of $42.7 million is sufficient to fund its planned expenditures through at least September 2023.

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

Table of Content

Equity Line Common Stock Purchase Agreements

On September 18, 2020, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeds the 19.99% limit of the outstanding common stock on the date of the agreement. Through July 31, 2022, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $1.0 million remaining on the facility as of July 31, 2022.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Ocean Power Technologies Ltd. in the United Kingdom, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia (“OPT-A”). OPT-A is in the process of being liquidated. All documents have been filed with the Australian Tax Organization and the Company expects this to be completed in the second quarter of the current fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, stock-based compensation, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods, estimated hours and costs to complete projects customer contracts for purposes of revenue recognition. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents, Restricted, Security Agreements and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account or in marketable securities. The following table summarizes cash and cash equivalents as of July 31, 2022 and April 30, 2022:

	July 31, 2022	April 30, 2022
	(in thousands)

Checking and savings accounts	$2,029	$1,815
Money market account	7,147	6,070
	$9,176	$7,885

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

Table of Content

Santander also issued a letter of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. This letter of credit was originally issued in the amount of $645,000 and was reduced to $323,000 in August 2020. The letter of credit will be reduced by an additional $258,000 once the PowerBuoy® (“PB3”) and its accompanying systems pass final acceptance testing. The remaining restricted amount of $65,000 will be released 12 months after the buoy is fully deployed.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total to the same amounts shown in the Consolidated Statements of Cash Flows.

	July 31, 2022	April 30, 2022
	(in thousands)
Cash and cash equivalents	$9,176	$7,885
Restricted cash- short term	258	258
Restricted cash- long term	219	219
	$9,653	$8,362

Marketable Securities

During fiscal 2022, the Company acquired investment securities through Charles Schwab Bank. As of July 31, 2022 and April 30, 2022, their value was approximately $42.7 million and $49.4 million, respectively. All marketable securities consist of corporate bonds, government agency bonds, or U.S. Treasury Notes and Bonds, are investment grade rated or better, and mature within 12 months. The Company has the means and intends to hold all investments to maturity, and as such are classified as held-to-maturity investments and carried at amortized cost. The total recognized interest expense on the premium we paid for the securities as of July 31, 2022 and 2021 is approximately $0.1 million and zero, respectively, on an amortized cost basis of approximately $0.3 million and zero, respectively. Additionally, there has been no impairment on these investments.

The following table summarizes the Company’s marketable securities as of July 31, 2022:

Category (in thousands)	Market Value	Unrealized Gains (Losses)	Adjusted Cost
Corporate Bonds	$31,853	$151	$32,004
Government Bonds & Notes	7,986	15	8,001
Government Agency	2,498	11	2,509
Accrued Interest	311	(101)	210
Total Marketable Securities	$42,648	$(76)	$42,724

(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable, marketable securities and cash. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with a reliable payment history. The Company invests its excess cash in a money market fund and short term held-to maturity investment and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of July 31, 2022 was approximately $24,000.

Table of Content

For the three months ended July 31, 2022 and 2021, the Company had three and two customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenue accounted for approximately 69% and 88% of the Company’s total revenue for the respective periods.

(e) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended July 31, 2022 and 2021 was approximately $0.3 million and $0.4 million, respectively.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of July 31, 2022 and 2021. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold, and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred or labor hours best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projects are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material.

Table of Content

The Company’s contracts are either cost-plus, fixed-price contracts, time and material agreements, or lease agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee. Under cost-plus contracts, a profit or loss on a project is recognized depending on whether actual costs are more or less than the agreed upon amount.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the three-month periods ended July 31, 2022 and 2021, all of the Company’s contracts were classified as firm fixed-price.

Time and materials agreements are billed based solely on the cost of time spent working on the contract and the material used.

As of July 31, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.3 million. The Company expects to recognize 100%, or $0.3 million, of the remaining performance obligations as revenue over the next twelve months.

The Company also enters into lease arrangements for its PB3 and our Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

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

(g) Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The pre-funded warrants were determined to be common stock equivalents and have been included in the weighted average number of shares outstanding for calculation of the basic earnings per share number. Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, potential exercises of warrants on common stock and unvested restricted stock issued to employees and non-employee directors, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per share on the Consolidated Statement of Operations, potential exercises of warrants on common stock, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 6,378,218 and 5,243,647 for the three months ended July 31, 2022 and 2021, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s net losses.

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

Table of Content

(3) Account Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	July 31, 2022	April 30, 2022
	(in thousands)
Accounts receivable	$119	$482
Contract assets	666	386
Contract liabilities	101	129

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

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The increase in contract assets is primarily a result of services performed relating to MAR projects for which revenue was recognized but not billed during the three months ended July 31, 2022.

Significant changes in the contract assets balances during the period were as follows:

Three months ended July 31, 2022
(in thousands)
Transferred to receivables from contract assets recognized at the beginning of the period	$(434)
Revenue recognized and not billed as of the end of the period	714
Net change in contract assets	$280

Table of Content

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities is primarily due to payment for MAR projects during the three months ended July 31, 2022 for which we have not recognized revenue.

Significant changes in the contract liabilities balances during the period are as follows:

Three months ended July 31, 2022
(in thousands)

Revenue recognized that was included in the contract liabilities balance as of the beginning of the period	$(91)
Payments collected for which revenue has not been recognized	63
Net change in contract liabilities	$(28)

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	July 31, 2022	April 30, 2022
	(in thousands)
Raw Materials	$343	$198
Work in Process	245	244
	$588	$442

(5) Other Current Assets

Other current assets consisted of the following at July 31, 2022 and April 30, 2022:

	July 31, 2022	April 30, 2022
	(in thousands)
Prepaid insurance	$97	$182
Prepaid software & licenses	101	127
Prepaid sales & marketing	91	50
Other receivables	91	24
Prepaid expenses- other	100	84
	$480	$467

Table of Content

(6) Property and Equipment, net

The components of property and equipment, net as of July 31, 2022 and April 30, 2022 consisted of the following:

	July 31, 2022	April 30, 2022
	(in thousands)
Equipment	$626	$615
Computer equipment & software	590	571
Office furniture & equipment	352	352
Leasehold improvements	503	477
Construction in process	15	15
	2,086	2,030
Less: accumulated depreciation	(1,628)	(1,585)
	$458	$445

Depreciation expense was approximately $43,000 and $40,000 for the three-month periods ended July 31, 2022 and 2021, respectively.

(7) Leases

Lessee Information

Right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company uses the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. The Company only has operating leases for office facilities and warehouse space. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset.

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The initial lease term is for seven years which is set to expire in November of 2024 with an option to extend the lease for another five years. The lease is classified as an operating lease. The operating lease is included in right-of-use assets, lease liabilities- current and lease liabilities- long-term on the Company’s Consolidated Balance Sheets.

The Company also has a lease located in Houston, Texas that was acquired as part of the 3Dent acquisition that is used as office space. The lease term is for 3 years and is set to expire in January of 2023. The lease is classified as an operating lease and included in the right-of-use assets and lease liabilities- current on the Company’s Consolidated Balance Sheets.

The Company also has a lease with the University of California Berkeley in Richmond, California that was acquired as part of the MAR acquisition. The lease expired on June 30, 2022 and the Company is in discussions to renew this lease. As the lease expired prior to renewal, it has become a month-to-month lease in accordance with the agreement. In accordance with ASC 842-20-5-2, since the remaining lease term at the time of the acquisition of MAR was less than 12 months, the asset was not recognized as a right-of-use asset.

The operating lease cash flow payments for the three months ended July 31, 2022 and 2021 were $100,000 and $102,000, respectively.

Table of Content

The components of lease expense in the Consolidated Statement of Operations for the three months ended July 31, 2022 and 2021 were as follows:

	Three months ended July 31,
	2022	2021
	(in thousands)
Operating lease cost	$92	$92
Short-term lease cost	8	5
Total lease cost	$100	$97

Information related to the Company’s right-of use assets and lease liabilities as of July 31, 2022 was as follows:

July 31, 2022
(in thousands)

Operating lease:
Operating right-of-use asset, net	$677

Right-of-use liability- current	$328
Right-of-use liability- long term	446
Total lease liability	$774

Weighted average remaining lease term- operating leases	2.15 years
Weighted average discount rate- operating leases	8.3%

Total remaining lease payments under the Company’s operating leases are as follows:

July 31, 2022
(in thousands)

Remainder of fiscal year 2023	$295
2024	362
2025	184
Total future minimum lease payments	$841
Less imputed interest	(67)
Total	$774

Table of Content

(8) Accrued Expenses

Accrued expenses consisted of the following at July 31, 2022 and April 30, 2022:

	July 31, 2022	April 30, 2022
	(in thousands)
Project costs	$100	$59
Contract loss reserve	435	328
Employee incentive payments	355	266
Accrued salary and benefits	31	60
Legal and accounting fees	24	30
Other	145	134
	$1,090	$877

(9) Warrants

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of July 31, 2022, all of the pre-funded warrants had been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of July 31, 2022, warrants to purchase 732,500 shares of the common stock had been exercised.

The Company accounts for warrants in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480 which provides that the Company classify the warrant instruments as a liability at its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date using the Black-Scholes option pricing model. The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the Consolidated Balance Sheets.

(10) Paycheck Protection Program Loan

On March 27, 2020, the U.S. Government passed into law the Coronavirus Aid, Relief and Economic Security Act, or the (“CARES Act”). On May 3, 2020, the Company signed a Paycheck Protection Program (“PPP”) loan with Santander as the lender for $891,000 in support through the Small Business Association (“SBA”) under the PPP Loan. The PPP Loan was unsecured and evidenced by a note in favor of Santander and governed by a Loan Agreement with Santander. The Company received the proceeds on May 5, 2020.

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and that the loan has now been fully forgiven. The Company recognized a gain on forgiveness of PPP loan of approximately $891,000 during the three months ended July 31, 2021.

Table of Content

(11) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of July 31, 2022, the Company had 695,127 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 711(a) of the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000. As of July 31, 2022, there were 211,487 shares available for grant under the 2018 Inducement Plan. The 2015 Plan and the 2018 Inducement Plan together comprise the “Stock Incentive Plans”.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using the weighted average valuation assumptions noted in the following table. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the three months ended July 31, 2022 and 2021.

A summary of stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2022	1,110,356	$2.34	9.2
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(37)	$400.00
Outstanding as of July 31, 2022	1,110,319	$2.33	8.9
Exercisable as of July 31, 2022	297,467	$4.60	7.6

Table of Content

As of July 31, 2022, the total intrinsic value of outstanding and exercisable options was approximately zero. As of July 31, 2022, approximately 813,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 9.4 years. There was approximately $96,000 and $110,000 of total recognized compensation cost related to stock options during each of the three months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Performance Stock Options

A summary of performance stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2022	210,122	$2.20	8.8
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	—	$—
Outstanding as of July 31, 2022	210,122	$2.20	8.6
Exercisable as of July 31, 2022	—	$—

As of July 31, 2022, approximately 210,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 8.6 years. There was approximately $52,500 and $95,000 of total recognized compensation cost related to stock options during the three months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2022 and 2021, the Company granted 51,500 and zero shares, respectively that were subject to service-based vesting requirements.

Table of Content

A summary of non-vested restricted stock under our Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2022	827,764	$1.41
Granted	51,500	$1.12
Vested and issued	(16,667)	$2.37
Cancelled/forfeited	—
Unvested at July 31, 2022	862,597	$1.38

There was approximately $184,000 and $14,000 of total recognized compensation cost related to restricted stock for the three months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, there is approximately $821,067 of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years.

(12) Fair Value Measurements

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

Disclosure of Fair Values

The Company’s financial instruments that are not re-measured at fair value include cash, cash equivalents, restricted cash, accounts receivable, contract assets and liabilities, deposits, accounts payable, and accrued expenses. The Company’s contingent consideration liability represent the only asset or liability classified financial instrument that is measured at fair value on a recurring basis.

The total carrying value of our marketable securities approximates fair value due to the short term nature of these investments. As of July 31, 2022 and April 30, 2022, the carrying values were $42.7 million and $49.4 million, respectively.

Additionally, there is a Level 3 contingent liability related to earnouts as part of the MAR acquisition in the amount of $1.5 million as the inputs are currently unobservable to determine this fair value. As of July 31, 2022, the fair value of this contingent liability from the time that it was acquired has decreased by $0.1 million from $1.6 million.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the three months ended July 31, 2022 and 2021.

Table of Content

(13) Commitments and Contingencies

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when its Spanish branch was closed. On July 30, 2018, the Spanish tax inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. During the year ended April 30, 2022, the Company received notice from the Spanish Central Economic and Administrative Tribunal (“Spanish Tax Administration”) that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,870 or approximately $331,000. On January 25, 2021, the Company paid the Spanish Tax Administration €279,870. Notwithstanding that payment, on April 30, 2022, the Company filed its appeal of the decision of the Central Court to the Spanish National Court. The Company expects a ruling on the appeal prior to the end of fiscal 2023.

(14) Income Taxes

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed. At July 31, 2022, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next twelve months, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

Income Tax Benefit

The Company sold New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer program in the amount of approximately $12.0 million for the year ended April 30, 2021, for net proceeds of approximately $1.0 million which was received in May 2021 and recorded in the Company’s Statement of Operations in fiscal year 2022. There was no income tax benefit related to the three months ended July 31, 2022.

(15) Operating Segments and Geographic Information

The Company’s business consists of one reportable segment as the revenues associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and our chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates on a worldwide basis with one operating company in the U.S. and one operating subsidiary in the UK and one operating subsidiary which was discontinued during 2022 in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During each of the three months ended July 31, 2022 and 2021, the Company’s primary business operations were in North America.

Table of Content

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis is set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2023 refers to the year ended April 30, 2023).

Overview

Our solutions focus on three major service areas, Data as a Service (“DaaS”), which includes data collected by our Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or our PowerBuoy® Product lines; Power as a Service (“PaaS”), which includes our PowerBuoy® and Subsea battery products; and our Strategic Consulting Services.

We provide ocean data collection and reporting, marine power, offshore communications, and Maritime Domain Awareness (“MDA”) products and consulting services. We offer our products and services to a wide-range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. We are involved in the entire life cycle of product development, from product design through manufacturing, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. We also work closely with our third party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions enable technologies for data collection, analysis, and communication in ocean and other offshore environments, and generate actionable intelligence via a variety of inputs. We then channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments.

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

Business Update Regarding COVID-19

The COVID-19 pandemic presented substantial health and economic risks, uncertainties and challenges to our business, the global economy and financial markets. During 2020 we started to experience some delays related to the impact of COVID-19 on the international supply chain. We were able to mitigate much of the impact by not only consuming internal inventory but also by expanding our supply base. While our supply chain is primarily domestically oriented with the majority of our products domestically sourced, we obtain some components from Asia and Europe. We use a combination of off-the-shelf components and equipment as well as custom developed parts. There have been a number of disruptions throughout the global supply chain which have impacted our development and manufacturing. As the global economy continues to open up, it is driving the demand for certain components and raw materials. This has outpaced the return of the global supply chain to full production. Although we have been able to find alternatives for many component shortages without compromising our product standards or integrity, we experienced, and continue to experience, some delays and cost increases with respect to container shortages, ocean shipping and air freight. In addition, our key suppliers have experienced longer lead times and cost increases for raw materials and have experienced periods of interruption to production due to COVID-19 and its variants affecting manpower.

As of July 31, 2022, some COVID-related problems are starting to ease. However, ongoing labor pool shortages are continuing and are impacting some of our delivery deadlines. Like others in the industry, we continue to have concerns over component shortages, particularly for semiconductors, lithium-ion batteries and specialty metals, however, this has not prevented us from manufacturing our products. If spikes in COVID-19 and its variants occur in regions in which our supply chain operates, we could experience periodic interruptions or impacts due to delays in components and incur further freight price increases. We continue to monitor and adjust our operations, as appropriate, in response to the COVID-19 pandemic.

Table of Content

Our Solutions

Data as a Service

Our DaaS solution is at the forefront of our strategic plan to be a leader in offshore data collection, integration, analytics and real time communication for a variety of important applications. For example, our solutions can track surface movement for maritime border enforcement, illegal fishing interdiction, provide security for offshore wind farms and oil and gas fields, or provide harbor or port security as well as logistics support. We have the ability to support aquaculture and gather information on ocean currents, water quality, wind and other weather metrics, and map shorelines or subsurface areas. Additionally, we offer 24/7 monitoring solutions that can provide meaningful real time information, and long term data collection and analytics for sophisticated applications across many industries and scientific applications.

As part of our DaaS offering, in October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology, Inc. (“ACET”) to conduct a feasibility study for the evaluation of a PB3 power and 5G communications solution in support of the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”). As of July 31, 2022, the Company continues to work with the Naval Postgraduate School and SLAMR to explore how 5G technologies can be used to connect ships, all-domain autonomous systems, and sensors in the domain where the U.S. Navy and U.S. Marine Corps operate.

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

We have designed our solution to provide detailed, localized maritime domain awareness that can be utilized for a wide range of applications across market segments. Our MDAS base hardware consists of a high-definition radar, a stabilized high-definition optical and thermal imaging camera, and a vessel automatic identification system (“AIS”) detection module. This hardware can be customized or supplemented by other solutions, depending on our customer’s requirements. These devices can be mounted on our products, such as our PB3 PowerBuoy® or WAM-V®, and then utilizing integrated command and control software, data is sent to us and to our customers via secure communications channels. Multiple sensors can be used on a single unit based on the comprehensiveness of customer needs. Capabilities of our MDAS include 24/7 vessel tracking, automatic radar plotting, and high-definition optical and thermal video surveillance capable of providing actionable intelligence day or night, in real time.

Our MDAS processes data onboard our buoys using edge computing and transmits the results to our cloud-based analytics platform via secure Wi-Fi, and cellular. We anticipate integrating MDAS into our WAM-Vs® and utilizing satellite communication to expand the availability of our data service. Surveillance data can be integrated with third party marine monitoring software or with our own MDA software solution developed together with leading partners in the technology industry to provide command and control features of a multi-buoy surveillance network. This network can be coordinated with the use of our WAM-Vs® so that customers can have mobile sensor networks linked to our self-powered buoy data and communication hubs. The data can also be integrated with satellite, weather, bathymetric, and other third party data feeds to form a detailed surface and subsea picture of a monitored area.

The development of a complete, integrated MDAS is still underway; however, we achieved a key milestone in October 2021, with the initiation of our offshore demonstration of the new system utilizing our hardware and TimeZero software off the coast of New Jersey. To date we have collected more than 3,000 radar and AIS tracks from this demonstration, which is being used to refine the design of our MDAS. Initial field demonstration of our MDAS software began in May 2022 and is ongoing.

Table of Content

Autonomous Vehicles (“WAM-V®”)

On November 15, 2021, the Company acquired all of the outstanding equity interest of Marine Advanced Robotics, Inc. (“MAR”). Founded in 2004, MAR is the developer of the patented Wave Adaptive Modular Vessel (WAM-V®) technology, which enables roaming capabilities for unmanned maritime systems in waters around the world. MAR launched the first WAM-V® in 2007 as a new vessel class to deliver to customers reliable autonomous surface vehicles that could provide robust, real-time data collection and reporting. MAR also provides RaaS (Robotics as a Service) allowing customers to lease WAM-V® robotics and access information from our WAM-Vs® while we maintain ownership and maintenance and repair responsibilities. Today, WAM-Vs® operate in 11 countries for commercial, military and scientific uses. Our WAM-Vs® exist in three primary sizes, 8, 16, and 22 feet, however, many of the design components are common across the sizes, allowing for integration of different payloads and adaption of the payload platforms for larger equipment. All sizes can be adapted to suit different propulsion methods.

This acquisition immediately provided the Company with an established product line that highly complements the Company’s business strategy and can be used inshore, nearshore, and offshore. Since the acquisition, the business of MAR has continued to grow and is further expanding into its core marine survey and maritime security markets in Europe, Asia, Oceania and the Americas. As we continue to leverage MAR technology with the Company, we expect to expand on the synergistic opportunities we have identified. For example, we plan to integrate the MDAS platform onto the WAM-V® to expand our MDA offering to provide a roaming MDA solution to our customers.

Power as a Service

PaaS solutions deliver value to customers by utilizing our managed power platforms. We continue to develop and commercialize our proprietary power platforms that generate electricity primarily by harnessing the renewable energy of ocean waves for our PB3 PowerBuoy® (“PB3”), solar power for our hybrid PowerBuoy® (the “hybrid PB”) and have the option of adding small wind turbines to supplement power generation. We also continue to commercialize our subsea battery for subsea power applications and as additional storage when combined with our buoy platforms. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required. Moreover, offshore data and communications networks require power to function, and our solution solves for this need without requiring ongoing battery replacement or older technologies such as shore to station power cables. Lessons learned from the deployments of both our PB3 and hybrid PB are being used to develop the next generation of PowerBuoy® systems that is based on modularity for Wave Energy Converter (“WEC”) and non-WEC applications. The PB3 and hybrid PB will continue to be available and supported.

PB3 PowerBuoy®

The PB3 uses proprietary technologies that convert the hydrokinetic energy of ocean waves into electricity. The PB3 features a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal nameplate capacity rating of up to 3 kilowatts (“kW”) of peak power during recharging of the onboard batteries. Power generation is deployment-site dependent, as wave activity impacts power generation. Our energy storage system (“ESS”) has a capacity of up to a nominal 150 kW-hours to meet specific application requirements.

The PB3 is designed to generate power for use independent of the power grid in offshore locations. The hull consists of a main spar structure compliantly moored to the seabed and surrounded by a floating annular structure that can freely move up and down in response to the passage of the waves. The PTO system includes a mechanical actuating system, an electrical generator, a power electronics system, our control system, and our ESS which is sealed within the hull. As ocean waves pass the PB3, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is collected within the ESS.

The operation of the PB3 is controlled by our customized, proprietary control system. The control system uses sensors and an onboard computer to continuously monitor the PB3 subsystems. We believe that this ability to optimize and manage the electric power output of the PB3 is a significant advantage of our technology. In the event of large storm waves, the control system automatically locks the PB3, and electricity generation is suspended. However, the load center (either the on-board payload or one in the vicinity of the PB3) may continue to receive power from the ESS. When wave heights return to normal operating conditions, the control system automatically unlocks the PB3 and electricity generation and ESS replenishment recommences. This safety feature helps to protect the PB3 from being damaged by storms.

Our PB3 can be equipped with MDAS, which can, among other functions, monitor vessel traffic across a specific offshore area of interest, with the ability to utilize multiple surveillance assets together over large ocean areas giving end-users visibility into potentially damaging environmental or illegal activities. Customized solutions are also available including the addition of subsea sensors to monitor for acoustic signatures, tsunami activity, and water quality.

Table of Content

hybrid PowerBuoy®

The hybrid PB is an alternative platform to the PB3 capable of utilizing solar and wind power. The hybrid PB is capable of providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The hybrid PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of subsea power applications, such as a surface communications hub for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles (“AUV”) used for underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium ion batteries which can power subsea and topside payloads. The control system uses sensors and an onboard computer to continuously monitor the hybrid PB subsystems. The hybrid PB is designed to be able to operate over a broad range of temperature and ocean wave conditions. It has a 30kW-hour battery system and carries up to 1.2MW-hour energy when combined with the current onboard propane storage system. We are also developing another hybrid system with increased solar capacity and increased battery storage with the option of adding incremental wind turbine power generation, replacing the propane system.

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

Strategic Consulting Services

The focus of our Strategic Consulting Services is on delivering value to our customers in the areas of ocean engineering, structural and dynamic analysis, Front End Engineering and Design (“FEED”) studies, and motion simulation. These services can be integrated in support of our broader PaaS and/or DaaS solutions, utilizing our products or on an independent basis for third party clients. In the near term, we will focus on increasing our market share in the offshore wind market, the broader floating foundation design market, as well as with our offshore energy customers.

We intend to continue to grow our service sectors and strengthen our solutions through internal developments, partnerships, and potential acquisitions. Our Strategic Consulting Services were materially expanded with the acquisition of 3dent Technology, LLC (“3Dent”), in February 2021. Our team of dedicated consultants/designers has expertise in structural engineering, hydrodynamics and naval architecture. Consulting services include simulation engineering, developing purpose specific software, concept design and motion analysis. We also offer a full range of high-level offshore engineering to offshore wind developers, offshore construction companies, drilling contractors, major oil companies, service companies, shipyards, and engineering firms. For example, we advise offshore drill rig owners, including owners of floaters, jackups, and lift boats. The Company has seen an increase in consulting services activity for conventional offshore energy and for offshore wind projects over the last year and continuing into the first quarter of fiscal year 2023.

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

Table of Content

Based on our market research and publicly available data, including but not limited to the 2019 DOE Report: Exploring Opportunities for Marine Renewable Energy in Maritime Markets Report (the “Powering the Blue Economy Report”), and the Westwood Global Energy World ROV Operations Forecast 2019-2023, we believe there is an increasing need for our products and services in maritime domain awareness applications and numerous other markets.

Potential customers include, but are not limited to, defense and security, offshore oil and gas, science and research, and offshore wind markets, as well as government applications in border security, vessel tracking, fishery protection, aquaculture, and monitoring of marine protected areas. For example, autonomously monitoring and surveying offshore wind farm lease areas would enable developers to collect data needed to support environmental impact studies with low carbon emissions. This could be done with buoys and vehicles.

Commercial Activities

We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. For the three months ended July 31, 2022 and 2021, the Company had three and two customers, respectively whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenue accounted for approximately 69% and 88% of the Company’s total revenue for the respective periods.

In order to achieve success in ongoing efforts to commercialize our products, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power.

Current and Recent Customers

●	Our November 2021 MAR acquisition has led to contracts to build WAM-Vs® for Brigham Young University, Nippon Kaiyo, Australian Defense, S.T. Hudson, and Applied Research Lab at University of Hawaii, and has resulted in leased WAM-Vs® to Sulmara and other commercial customers and universities.

●	In June 2021, the Company was notified of a pre-award for a DOE Phase I Small Business Innovation Research program (“SBIR”) to support the development of the next generation of our wave energy conversion systems. We then initiated a subsequent 9-month follow-on project which began in July of fiscal 2022. We completed Phase I in April of fiscal year 2022 and were notified of a pre-award for Phase II which is expected to begin in September or October 2022.

●	For the three months ended July 31, 2022, our Strategic Consulting Services continued to generate revenues from both existing and new customers of approximately $365,000. Notably, we advanced several large projects in the pipeline with larger oil and gas operators and offshore wind developers.

Table of Content

●	In September 2019, we entered into two contracts with subsidiaries of Enel Green Power Chile, LTDA (“EGP”), which included the sale of a PB3 and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) which was the Company’s first deployment off the coast of Chile. Due to the COVID-19 pandemic and other factors, force majeure was declared in April 2020 and delayed the deployment. In April 2021, the Company resumed the deployment process and placed the PB3 in the water. During fiscal 2022, deployment of the PB3 was completed. Ongoing installation and commissioning activities of the OSL subsea equipment continue into fiscal 2023.

●	In June 2018, we entered into a contract with Harbour Energy for the lease of a PB3 to be deployed in one of Harbour Energy’s offshore fields in the North Sea. During its deployment, the PB3 provided autonomous exclusion zone monitoring service during well decommissioning. In early March 2020 the Company and Harbour Energy retrieved the PB3. This PB3 has since been returned to our headquarters in New Jersey and is currently being refurbished to be redeployed. During the second quarter of fiscal 2022, we entered into a contract with Aker Solutions to support a study integrating the PB3 system to provide subsea power and communication for well monitoring for the next phase of Harbour Energy’s development plans.

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

Fathom5 designed and is building a customized data platform that supports the Company’s MDAS with sensor data feed management, secure communications management, a cloud-based infrastructure, and web-based user interface. The platform was designed with a flexible architecture that allows the Company to integrate new sensor technologies and third-party analytics capabilities and share MDAS data with customers and partners.

We also maintain active dialogue with several offshore deployment and marine operations partners in the North Sea and North America to support our projects.

Business Strategy

During fiscal 2022, we advanced our marketing programs, products, and solutions. We have made progress in transitioning from an R&D focused organization to more robust commercialization efforts and we are moving further into the ocean DaaS market. We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital to target potential customers more effectively from demand generation to close of contract. In addition we are focusing on customer care and service efforts to increase repeat business opportunities. This strategy was further enhanced by our acquisition of MAR in November 2021.

The majority of the Company’s potential customers are in areas of defense and security, hydrographic survey, and maritime domain awareness, including mitigation of IUU fishing. These are largely for customers in the United States, where the end use may be both domestic or abroad. Further, the Company’s acquisition of MAR provides an unmanned surface vehicle platform for use in oil & gas, renewable energy, hydrographic survey, and security and defense markets largely in North America and Europe.

Historically, demonstration projects have been a requisite step towards broad solution deployment and revenues associated with specific applications such as our New Jersey MDAS test array as part of our DaaS solution and to highlight these capabilities. Customers may want their own dedicated demonstration depending on customer needs. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of the Company and its capabilities. Such demonstrations are often a required step prior to leasing and may include negotiation of standard terms and conditions. Many proposals contain provisions which would provide the option to purchase or lease of our PowerBuoy® or WAM-V® product upon successful conclusion of the demonstration project. The Company has successfully demonstrated the capabilities of many of its solutions on its own or in customers sponsored evaluation projects and remains focused on further demonstrations to build customer awareness and confidence and to drive sales.

Table of Content

The Company is pursuing a long-term growth strategy to expand its market value proposition while growing the Company’s revenue base. This strategy includes partnerships with leading companies and organizations in adjacent and complementary markets. We continue to develop our PowerBuoy® and WAM-V® products for use in offshore power, data acquisition, and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions, purchases or leases. We believe our DaaS and PaaS solutions, together with our platforms, are well suited to enable unmanned, autonomous (non-grid connected) offshore applications, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform, subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions and we intend to sell and/or lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. We continue to increase our commercial capabilities through new hires in sales, engineering, product development, safety, and application support, and through engagement of expert market consultants in various geographies. As our MDAS development continues, we expect that this will also include data and cloud services.

●	Expand customer system solution offerings through new complementary products that enable shorter and more cost-efficient deployments. We are continuously improving our technology solutions. The hybrid PB is highly complementary to the PB3 by providing the Company with additional ways to address a broader spectrum of customer deployment needs, including operating in low-wave environments, with the potential for greater system integration within each customer project. The hybrid PB is intended for deployments for which the PB3 is not optimal, including shorter term missions and low wave environments. In addition, we have future plans to integrate PB3 and WAM-V® capabilities, including the possibility of adding recharging capabilities to our PB3’s, and MDAS capabilities to our WAM-Vs®, thus extending our reach and providing both fixed and mobile MDAS offerings to our customers.

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

Our WAM-Vs® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The optional folding features further reduces the footprint by as much as 75% and as a result, a 20’ container can hold four 16 foot WAM-Vs®. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

●	Focus sales and marketing efforts in global markets. While we are marketing our products and services globally, we have focused on several key markets and applications, including U.S. and foreign defense and security applications with our MDAS offering; subsea power for oil and gas; and the hydrographic survey market in the U.S., Europe, Canada and Australia with regard to our WAM-Vs®. We believe that each of these areas has demand for our solutions, sizable end market opportunities, and high levels of industrialization and economic development. We have an office in Houston, Texas that enables us to further support our customers and strengthen our dialogue with our solution partners. During fiscal 2022, we added an office in Richmond, California through our acquisition of MAR. During fiscal 2022, we also further streamlined our global operation by selecting to work with partners in active offshore markets, such as the North Sea. We are in active discussions with potential partners in North and South America, the Caribbean, Southeast Asia and West Africa. We are also participating in a global study for a major oil and gas operator to use our PowerBuoys® to help reduce their carbon footprint, with applications in Gulf of Mexico, the North Sea, and Asia-Pacific.

Table of Content

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of expanding visibility to our products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. We have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly, including, for example, our acquisition of 3Dent and MAR.

●	Partner with fabrication, deployment and service support. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. We believe this domestically distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Survey and security market applications. With the addition of our WAM-V® products, we are able to increase our ability to lease vehicles specifically to support shoreline and offshore survey markets as well as security applications while integrating MDA into these solutions.

Liquidity

During the first three months ending July 31, 2022, the Company incurred a net loss of approximately $5.9 million and used cash in operations of approximately $5.1 million. The Company has continued to make investments in ongoing product development efforts in anticipation of future growth, including its acquisition of MAR. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, deployment risks and integration of acquisitions, and the impact of COVID-19 and any variants on its business. The Company previously obtained equity financing through its At the Market Offering Agreement (“ATM”) with A.G.P/Alliance Global Partners (“AGP”) and through its equity line financing with Aspire Capital Fund, LLC (“Aspire Capital”), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Management believes the Company’s cash balance at July 31, 2022 of $9.4 million and marketable securities balance of $42.7 million is sufficient to fund its planned operations through at least September 2023.

Capital Raises

At the Market Offering Agreements: On November 20, 2020, the Company entered into an At the Market Offering Agreement with AGP (the “2020 ATM Facility”), having capacity up to $100.0 million. On December 4, 2020, the Company filed a prospectus with the Securities and Exchange Commission whereby, the Company could issue and sell to or through AGP, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. From inception of the 2020 ATM Facility through July 31, 2021, the Company had sold and issued an aggregate of 17,179,883 shares of its common stock with an aggregate market value of $50.0 million at an average price of $2.91 per share and paid AGP a sales commission of approximately $1.6 million related to those shares. A prospectus supplement was filed on January 10, 2022 to allow the Company to sell an additional $25.0 million (or an aggregate of $75.0 million) under the 2020 ATM Facility, none of which has been sold to date.

Equity Line Common Stock Purchase Agreements: On September 18, 2020, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeds the 19.99% limit of the outstanding common stock on the date of the agreement. Through July 31, 2022, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $1.0 million remaining on the facility as of July 31, 2022.

Table of Content

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

Backlog

As of July 31, 2022, the Company’s backlog was $0.3 million. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenue is recognized using the input method used to measure progress towards completion of our customer contracts over time, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2022. There were no material changes to our critical accounting estimates or accounting policies during the three months ended July 31, 2022.

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

Table of Content

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

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration related to open contracts as of July 31, 2022 and 2021.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the three-month periods ended July 31, 2022 and 2021, all of the Company’s contracts were classified as firm fixed price.

As of July 31, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $0.3 million. The Company expects to recognize approximately 100%, or $0.3 million, of the remaining performance obligations as revenue over the next twelve months.

Table of Content

The Company also enters into lease arrangements for its PB3 and WAM-V® with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 or WAM-V® and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer is provided an option to extend the lease term or purchase the leased PB3 at some point during and/or at the end of the lease term.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the three months ended July 31, 2022 and 2021 was immaterial.

For the three months ended July 31, 2022 and 2021, the Company had three and two customers, respectively whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenue accounted for approximately 69% and 88% of the Company’s total revenue for the respective periods.

We currently focus our sales and marketing efforts globally. The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2022 and 2021.

	Three months ended July 31,
Customer Location	2022	2021

North America	75%	45%
South America	—%	55%
Europe	—%	—%
Asia and Australia	25%	—%
	100%	100%

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

Table of Content

Operating Expenses

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

Interest income, net

Interest income, net consists of interest received on cash, cash equivalents, and marketable securities and interest paid on certain obligations to third parties.

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

We maintain cash accounts that are denominated in British pounds sterling, Euros and Australian dollars in addition to U.S. dollars. These foreign-denominated accounts had an aggregate balance of $24,000 as of July 31, 2022 and $0.3 million as of July 31, 2021, compared to our total cash, cash equivalents, marketable securities, and restricted cash balances of $52.4 million as of July 31, 2022 and $57.7 million as of April 30, 2022.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the U.S., specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia, the functional currency of which is the Australian dollar. Both of these subsidiaries have foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. The Company is in the process of winding down its Australian subsidiary and expects it to be completed by the end of the second quarter of fiscal 2023. The unrealized gains or losses resulting from foreign currency balances translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency translation gains and losses are recognized within our Consolidated Statement of Operations.

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

Table of Content

Results of Operations

This section should be read in conjunction with the discussion below under “Liquidity and Capital Resources.”

Three months ended July 31, 2022 compared to the three months ended July 31, 2021

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2022 and 2021.

	Three months ended July 31,
	2022	2021

Revenues	$714	$272
Cost of revenues	520	423
Gross margin (loss)	194	(151)
Change in fair value of contingent consideration	(131)	—
Operating expenses	6,318	4,880
Operating loss	(5,993)	(5,031)
Interest income, net	141	20
Gain on extinguishment of PPP loan	—	891
Loss before income taxes	(5,852)	(4,120)
Income tax benefit	—	1,041
Net loss	$(5,852)	$(3,079)

Revenues

Revenues for the three months ended July 31, 2022 and 2021 were $0.7 million and $0.3 million, respectively. The year-over-year increase was primarily due to higher levels of revenue stemming from the acquisition of MAR which produced $0.3 million in revenue as of July 31, 2022.

Cost of revenues

Cost of revenues for the three months ended July 31, 2022 and 2021 were $0.5 million and $0.4 million, respectively. The increase of approximately $0.1 million over 2021 was mostly due to the acquisition of MAR and their related projects for the three months ended July 31, 2022 which were not part of the Company during the three months ended July 31, 2021.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the three months ended July 31, 2022 was $131,000 relating to an adjustment of the contingent consideration liability based on actual and forecasted revenues relating to the MAR acquisition.

Operating expenses

Operating expenses for the three months ended July 31, 2022 and 2021 were $6.3 million and $4.9 million, respectively. The increase of approximately $1.4 million was the result of an increase in employee related cost of $0.8 million, an increase in product development and engineering cost of $0.2 million, and an increase in insurance cost of $0.1 million related to the acquisition of MAR. Additional increases of marketing and travel expense of $0.2 million related to increased travel activity now that the COVID-19 pandemic has waned, thus enabling more travel.

Table of Content

Interest Income

Interest income for three months ended July 31, 2022 and 2021 were $0.1 million and $20,000, respectively. The increase was directly related to the marketable securities acquired during the fourth quarter of fiscal 2022.

Extinguishment of Debt

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, the loan was fully forgiven, and the Company recognized a gain on extinguishment of PPP loan of $0.9 million.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $5.9 million and $3.1 million for the three months ended July 31, 2022 and 2021, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the three months ended July 31, 2022, net cash flows used in operating activities was $5.1 million, a decrease of $195,000 compared to net cash used in operating activities during the three months ended July 31, 2021. This reflects an increase in net loss of $2.8 million, partially offset by a gain on extinguishment of the PPP loan of $0.9 million and the payment of litigation payable in the prior year of $1.2 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities during the three months ended July 31, 2022 was $6.4 million, compared to $7,000 cash used for investing activities during the three months ended July 31, 2021. The increase in net cash provided by investing activities was primarily due to the redemption of marketable securities during the three months ended July 31, 2022.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2022 and July 31, 2021 was zero.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of approximately $14,000 during the three months ended July 31, 2021. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of July 31, 2022, our aggregate revenues were $0.7 million, our aggregate net losses were $5.9 million, our aggregate net cash used in operating activities was $5.1 million and our accumulated deficit was $259.6 million.

Table of Content

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed which will be subject to several factors, including market conditions, and our operating performance;

●	the continued impact of COVID-19 and its variants on our business, operations, customers, suppliers and manufacturers and personnel;

●	our ability to meet product development, manufacturing and customer delivery deadlines may be impacted by disruptions to our supply chain, primarily related to labor shortages and manufacturing and transportation delays both here in the U.S. and abroad;

●	our acquisitions and our ability to integrate them into our operations may use significant resources, be unsuccessful or expose us to unforeseen liabilities;

●	our estimates regarding future expenses, revenues, and capital requirements;

●	the adequacy of our cash balances and our need for additional financings;

●	our ability to identify and penetrate markets for our products, services, and solutions;

●	our ability to implement our commercialization strategy as planned as markets develop, or at all;

●	our ability to establish relationships with our existing and future strategic partners may not be successful;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology, products and solutions;

●	our ability to improve the power output and survivability of our products;

●	the impact of pending and threatened litigation on our business, financial condition and liquidity;

●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;

●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives;

●	our history of operating losses, which we expect to continue for at least the short term and possibly longer; and

●	our ability to protect our intellectual property portfolio.

Our business is capital intensive, and through July 31, 2022, we have been funding our business principally through sales of our securities. As of July 31, 2022, our cash and cash equivalents, restricted cash, and marketable securities balance was $52.4 million and we expect to fund our business with this amount and, to a limited extent, with our revenues. Management believes the Company’s current cash and cash equivalents, and marketable securities, are sufficient to fund its planned expenditures through at least September, 2023.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Table of Content

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of July 31, 2022 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

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

For information on matters in dispute, see Note 13 to the Consolidated Financial Statements under Part I, Item 1 of this report.

Item 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2022 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 13, 2022.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses of $5.9 million during the first three months of fiscal year 2023 and $3.1 million in fiscal year 2022. As of July 31, 2022, we had an accumulated deficit of $259.6 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Table of Content

Item 6. EXHIBIT INDEX

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – July 31, 2022 (unaudited) and April 30, 2021, (ii) Consolidated Statements of Operations (unaudited) – three months ended July 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three months ended July 31, 2022 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three months ended July 31, 2022 and 2021 (v) Consolidated Statements of Cash Flows (unaudited) –three months ended July 31, 2022 and 2021, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	***	Management contract or compensatory plan or arrangement.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.
(Registrant)

Date: September 12, 2022		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: September 12, 2022		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

