Form 10-Q
period 2022-10-31
Ocean Power Technologies, Inc.
filed 2022-12-14
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2022

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

As of December 14, 2022, the number of outstanding shares of common stock of the registrant was 55,921,880

OCEAN POWER TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, pending, threatened, and current litigation, liquidity, budgets, projected revenue and costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate”, and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	October 31, 2022	April 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,030	$7,885
Marketable Securities	35,868	49,384
Restricted cash, short-term	258	258
Accounts receivable	587	482
Contract assets	301	386
Inventory	1,028	442
Other current assets	2,647	467
Total current assets	50,719	59,304
Property and equipment, net	506	445
Intangibles, net	4,057	4,136
Right-of-use asset, net	600	752
Restricted cash, long-term	219	219
Goodwill	$8,537	$8,537
Total assets	$64,638	$73,393
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$589	$905
Accrued expenses	1,557	877
Contingent liabilities, current portion	540	748
Right-of-use liability, current portion	324	319
Contract liabilities	1,462	129
Total current liabilities	4,472	2,978
Deferred tax liability	203	203
Right-of-use liability, less current portion	367	538
Contingent liabilities, less current portion	829	843
Total liabilities	5,871	4,562
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 55,921,880 shares and 55,905,213 shares, respectively; outstanding 55,898,528 shares and 55,881,861 shares, respectively	56	56
Treasury stock, at cost; 23,352 shares	(341)	(341)
Additional paid-in capital	323,564	322,932
Accumulated deficit	(264,466)	(253,770)
Accumulated other comprehensive loss	(46)	(46)
Total shareholders’ equity	58,767	68,831
Total liabilities and shareholders’ equity	$64,638	$73,393

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2022	2021	2022	2021

Revenues	$303	$247	$1,017	$519
Cost of revenues	264	300	784	723
Gross margin (loss)	39	(53)	233	(204)
Change in fair value of contingent consideration	(90)	—	(221)
Operating expenses	6,409	5,132	12,727	10,011
Operating loss	(6,280)	(5,185)	(12,273)	(10,215)

Interest income, net	234	19	375	38
Gain on extinguishment of PPP loan	—	—	—	891
Other income (expense), net	1,202	—	1,202	—
Foreign exchange loss	—	(5)	—	(5)
Loss before income taxes	(4,844)	(5,171)	(10,696)	(9,291)
Income tax benefit	—	—	—	1,041
Net loss	$(4,844)	$(5,171)	$(10,696)	$(8,250)
Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.19)	$(0.16)
Weighted average shares used to compute basic and diluted net loss per share	55,898,528	52,460,233	55,894,090	52,459,122

See accompanying notes to unaudited consolidated financial statements.

5

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in $000’s)

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2022	2021	2022	2021

Net loss	$(4,844)	$(5,171)	$(10,696)	$(8,250)
Foreign currency translation adjustment	—	1	—	(13)
Total comprehensive loss	$(4,844)	$(5,170)	$(10,696)	$(8,263)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Six Months Ended October 31, 2022
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2022	55,905,213	$56	(23,352)	$(341)	$322,932	$(253,770)	$(46)	68,831
Net loss	—	—	—	—	—	(10,696)	—	(10,696)
Share-based compensation	—	—	—	—	632	—	—	632
Common stock issued upon vesting of restricted stock	16,667	—	—	—	—	—	—	—
Balance, October 31, 2022	55,921,880	$56	(23,352)	$(341)	$323,564	$(264,466)	$(46)	$58,767

	Six Months Ended October 31, 2021
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2021	52,479,051	$52	(21,040)	$(338)	$315,821	$(234,896)	$(171)	$80,468
Net loss		—		—	—	(8,250)	—	(8,250)
Share-based compensation	—	—	—	—	547	—	—	547
Proceeds from stock options exercises	20,000	—		—	21		—	21
Other comprehensive gain	—	—	—	—	—	(45)	32	(13)
Balances at October 31, 2021	52,499,051	$52	(21,040)	$(338)	$316,389	$(243,191)	$(139)	$72,773

	Three Months Ended October 31, 2022
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at July 31, 2022	55,921,880	$56	(23,352)	$(341)	$323,265	$(259,622)	$(46)	63,312
Net loss	—	—	—	—	—	(4,844)	—	(4,844)
Share-based compensation	—	—	—	—	299	—	—	299
Balance, October 31, 2022	55,921,880	$56	(23,352)	$(341)	$323,564	$(264,466)	$(46)	$58,767

	Three Months Ended October 31, 2021
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at August 1, 2021	52,479,051	$52	(21,040)	$(338)	$316,211	$(237,975)	$(185)	$77,765
Net loss	—	$—	—	$—	$—	$(5,171)	$—	$(5,171)
Share-based compensation	—	$—	—	$—	$157	$—	$—	$157
Proceeds from stock options exercises	20,000	$—	—	$—	$21	$—	$—	$21
Other comprehensive gain/(loss)	—	$—	—	$—	$—	$(45)	$46	$1
Balances at Balance, October 31, 2021	52,499,051	$52	(21,040)	$(338)	$316,389	$(243,191)	$(139)	$72,773

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Six months ended October 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(10,696)	$(8,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	—	5
Depreciation of fixed assets	117	70
Amortization of intangible assets	79	12
Amortization of right of use asset	152	139
Amortization of premium on marketable securities	191	—
Change in contingent consideration liability	(221)	—
Gain on extinguishment of PPP Loan	—	(891)
Compensation expense related to equity compensation	632	547
Changes in operating assets and liabilities:
Accounts receivable	(105)	170
Contract assets	85	(135)
Inventory	(586)	—
Other assets	(2,180)	(73)
Accounts payable	(316)	(410)
Accrued expenses	680	(305)
Change in lease liability	(166)	(147)
Contract liabilities	1,333	117
Litigation payable	—	(1,224)
Net cash used in operating activities	(11,001)	(10,375)
Cash flows from investing activities:
Redemptions of marketable securities	33,150	—
Purchases of marketable securities	(20,108)	—
Dividends and interest on investments	283	—
Purchase of property, plant and equipment	(179)	(24)
Net cash provided by (used in) investing activities	13,146	(24)
Cash flows from financing activities:
Proceeds from stock option exercises	—	21
Net cash provided by financing activities	—	21
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(20)
Net increase / (decrease) in cash, cash equivalents and restricted cash	2,145	(10,398)
Cash, cash equivalents and restricted cash, beginning of period	8,362	83,634
Cash, cash equivalents and restricted cash, end of period	$10,507	$73,236

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

(a) Background

Ocean Power Technologies, Inc. (“OPTI”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. Ocean Power Technologies, Inc. acquired 3dent Technology, LLC (“3Dent”), in February 2021 and Marine Advanced Robotics, Inc. (“MAR”) in November 2021, both of which are now included as part of OPTI. OPTI, along with its subsidiaries, (the “Company”) is a complete solutions provider, controlling the design, manufacturing, sales, installation, operations and maintenance of its products and services. The Company’s solutions provide distributed offshore power and data which is persistent, reliable, and economical along with power and communications for remote surface and subsea applications. Historically, funding from government agencies, such as research and development grants, accounted for a significant portion of the Company’s revenues. Today the Company’s goal is to generate the majority of its revenues from the sale or lease of its products and solutions, and sales of services to support business operations.

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

(c) Liquidity

For the six months ended October 31, 2022, the Company incurred net losses of approximately $10.7 million, used cash in operations of approximately $11.0 million and had an accumulated deficit of approximately $264.5 million. The Company has continued to make investments in ongoing product development efforts in anticipation of, and to support, future growth. The Company has also made investments to build its inventory in anticipation of this future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, the risks and uncertainties identified under “Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q. The Company previously obtained equity financing through its At the Market Offering Agreement (“ATM”) with A.G.P/Alliance Global Partners (“AGP”) and through its equity line financing with Aspire Capital Fund, LLC (“Aspire Capital”), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Management believes the Company’s current cash balance at October 31, 2022 of $10.3 million and marketable securities balance of $35.9 million is sufficient to fund its planned expenditures through at least December 2023.

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

On September 18, 2020, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeded the 19.99% limit of the outstanding common stock on the date of the agreement. Through October 31, 2022, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $0.7 million remaining on the facility as of October 31, 2022.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Ocean Power Technologies Ltd. in the United Kingdom, and Ocean Power Technologies (Australasia) Pty Ltd. in Australia (“OPT-A”). OPT-A is in the process of being liquidated due to inactivity. All documents have been filed with the Australian Tax Organization and the Company expects this to be completed in the current fiscal year. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, stock-based compensation, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods, estimated hours and costs to complete customer contracts for purposes of revenue recognition. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account or in short term held-to-maturity marketable securities. The Company had cash and cash equivalents $10.0 million as of October 31, 2022 and $7.9 million as of April 30, 2022.

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

Santander also issued a letter of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. This letter of credit was originally issued in the amount of $645,000 and was reduced to $323,000 in August 2020. The letter of credit will be reduced by an additional $258,000 once the PowerBuoy® (“PB3”) and its accompanying systems pass final acceptance testing which the Company expects to take place during the third quarter of fiscal year 2023. The remaining restricted amount of $65,000 will be released 12 months after the buoy is fully deployed.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total to the same amounts shown in the Consolidated Statements of Cash Flows.

	October 31, 2022	April 30, 2022
	(in thousands)
Cash and cash equivalents	$10,030	$7,885
Restricted cash- short term	258	258
Restricted cash- long term	219	219
	$10,507	$8,362

Marketable Securities

During fiscal 2022, the Company acquired investment securities through Charles Schwab Bank. As of October 31, 2022 and April 30, 2022, their value was approximately $35.9 million and $49.4 million, respectively. All marketable securities consist of corporate bonds, government agency bonds, or U.S. Treasury Notes and Bonds, are investment grade rated or better, and mature within 12 months. The Company has the ability and the intention to hold all investments to maturity, and as such are classified as held-to-maturity investments and carried at amortized cost. The total recognized interest expense on the premium we paid for the securities as of October 31, 2022 and 2021 is approximately $0.2 million and zero, respectively, on an amortized cost basis of approximately $0.3 million and zero, respectively. Additionally, there has been no impairment on these investments.

The following table summarizes the Company’s marketable securities as of October 31, 2022:

Category	Amortized Cost	Unrealized Gains (Losses)	Market Value
Corporate Bonds	$27,364	$(23)	$27,341
Government Bonds & Notes	5,008	$—	5,008
Government Agency	3,496	$(5)	3,491
Total Marketable Securities	$35,868	$(28)	$35,840

(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable, marketable securities and cash. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with a reliable payment history. The Company invests its excess cash in a money market fund and short term held-to maturity investments and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of October 31, 2022 was approximately $5,000.

For the six months ended October 31, 2022 and 2021, the Company had four and three customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 69% and 73% of the Company’s total revenues for the respective periods. For the three months ended October 31, 2022 and 2021, the Company had five and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 80% and 76% of the Company’s total revenues for the respective periods.

(e) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the six months ended October 31, 2022 and 2021 was approximately $0.6 million and $0.5 million, respectively. For the three months ended October 31, 2022 and 2021, share-based compensation expense was $0.3 million and $0.2 million, respectively.

(f) Revenue Recognition

The Company accounts for revenues in accordance with Accounting Standards Codification 606 (ASC 606) which states that a performance obligation is the unit of account for revenue recognition. The Company assesses the goods or services promised in a contract with a customer and identifies as a performance obligation either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. The majority of the Company’s contracts have no observable standalone selling price since the associated products and services are customized to customer specifications. As such, the standalone selling price generally is estimated based upon the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of October 31, 2022 or 2021. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred or labor hours best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projects are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material.

The Company’s contracts are either cost-plus, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenues by contract type since this method best represents the Company’s business. For the six-month periods ended October 31, 2022 and 2021, all of the Company’s contracts were classified as firm fixed-price.

The Company at times enters into agreements with government agencies through SBIR contract agreements. These are typically fixed-priced agreements where the Company retains ownership of the data and grants the government a license with unlimited rights to use, disclose, reproduce, prepare derivative works and publicly distribute the data.

Time and materials agreements are billed based solely on the cost of time spent working on the contract and the material used.

As of October 31, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $2.4 million. The Company expects to recognize approximately 77%, or $1.8 million, for the remaining performance obligations as revenue over the next twelve months.

The Company also enters into lease arrangements for its PowerBuoys and Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PowerBuoy and components, while non-lease elements, which the Company expects to become more prevalent, generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided an option to extend the lease term or purchase the leased PB3 or WAM-V® at some point during and/or at the end of the lease term.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term which is presented in Revenues in the Consolidated Statement of Operations. Lease revenues were de minimus for the three and six months ended October 31, 2022 and 2021.

(g) Other Income – Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act provides an employee retention credit (“CARES ERC”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act.

During the three-month period ended October 31, 2022, the Company claimed CARES ERC’s of approximately $612,000 and $590,000 for the fiscal years ended April 30, 2021 and 2022, respectively, and recognized approximately $1,202,000 as other income in the statement of operations for the three and six-month periods ended October 31, 2022. Claimed CARES ERC’s are expected to be settled during the year ended April 30, 2023 and have been recorded within other current assets in the accompanying balance sheet as of October 31, 2022.

In November 2022 the company received approximately $200,000 from the IRS related to the receivable.

(h) Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The pre-funded warrants (Note 11) were determined to be common stock equivalents and were included in the weighted average number of shares outstanding for calculation of the basic earnings per share number before being exercised.

Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, potential exercises of warrants on common stock and unvested restricted stock issued to employees and non-employee directors, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per share on the Consolidated Statement of Operations, potential exercises of warrants on common stock, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 6,242,465 and 4,928,474 for the six months ended October 31, 2022 and 2021, respectively, were excluded from each of the computations as the effect would be anti-dilutive.

(i) Recently Issued Accounting Standards

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

(3) Account Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	October 31, 2022	April 30, 2022
	(in thousands)
Accounts receivable	$587	$482
Contract assets	301	386
Contract liabilities	1,462	129

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

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The decrease in contract assets is primarily a result of services performed relating to MAR projects for which revenue was recognized in prior periods but was billed during the six months ended October 31, 2022.

Significant changes in the contract assets balances during the period were as follows:

Six months ended October 31, 2022
(in thousands)
Transferred to receivables from contract assets recognized at the beginning of the period	$(132)
Revenue recognized and not billed as of the end of the period	47
Net change in contract assets	$(85)

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities is primarily due to payments received for the following: $1.0 million related to future grant revenue and $0.4 million for future sales revenue during the six months ended October 31, 2022 for which we have not recognized revenue.

Significant changes in the contract liabilities balances during the period are as follows:

Six months ended October 31, 2022
(in thousands)

Revenue recognized that was included in the contract liabilities balance as of the beginning of the period	$(129)
Payments collected for which revenue has not been recognized	1,462
Net change in contract liabilities	$1,333

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	October 31, 2022	April 30, 2022
	(in thousands)
Raw Materials	$748	$198
Work in Process	280	244
	$1,028	$442

(5) Other Current Assets

Other current assets consisted of the following at October 31, 2022 and April 30, 2022:

	October 31, 2022	April 30, 2022
	(in thousands)
Prepaid insurance	$660	$182
Prepaid software & licenses	189	127
Prepaid project costs	153	—
Prepaid sales & marketing	85	50
Employee retention credit receivable	1,202	—
Interest receivable	195	—
Other receivables	17	24
Prepaid expenses- other	146	84
	$2,647	$467

(6) Property and Equipment, net

The components of property and equipment, net as of October 31, 2022 and April 30, 2022 consisted of the following:

	October 31, 2022	April 30, 2022
	(in thousands)
Equipment	$806	$615
Computer equipment & software	596	571
Office furniture & equipment	61	352
Leasehold improvements	503	477
Construction in process	15	15
	1,981	2,030
Less: accumulated depreciation	(1,475)	(1,585)
	$506	$445

Depreciation expenses were approximately $117,000 and $70,000 for the six-month periods ended October 31, 2022 and 2021, respectively. During the six months ended October 31, 2022, the Company had approximately $227,000 of fully depreciated fixed assets that were no longer in use that were written off and purchased approximately $179,000 of new equipment.

(7) Intangible Assets

The components of intangible assets, net as of October 31, 2022 and April 30, 2022 consisted of the following:

	October 31, 2022	April 30, 2022
	(in thousands)
Patents	$2,729	$2,729
Trademarks	$2,769	$2,769
Tradename	$130	$130
Customer Relationships	$150	$150
	$5,778	$5,778
Accumulated amortization	$(1,721)	$(1,642)
	$4,057	$4,136

Amortization expense was approximately $79,000 and $12,000 for the six-month periods ended October 31, 2022 and 2021, respectively. Amortization expense was approximately $40,000 and $6,000 for the three-month periods ended October 31, 2022 and 2021, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to or impairment of goodwill during the six-month period ended October 31, 2022.

(9) Leases

Lessee Information

Right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company uses the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. The Company’s operating leases consist of leases for office facilities and warehouse space. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset.

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The lease reflects an initial lease term of seven years which is set to expire in November of 2024 and contains an option to extend the lease for another five years. The lease is classified as an operating lease and is included in right-of-use assets, lease liabilities- current and lease liabilities- long-term on the Company’s Consolidated Balance Sheets.

The Company also has a lease located in Houston, Texas that was acquired as part of the 3Dent acquisition that is used for office space. The lease term is for 3 years and is set to expire in January of 2023 and the Company is evaluating its options with respect to the lease. The lease is classified as an operating lease and included in the right-of-use assets and lease liabilities- current on the Company’s Consolidated Balance Sheets.

The Company also has a lease with the University of California Berkeley in Richmond, California that was acquired as part of the MAR acquisition. The lease is currently a month-to-month lease in accordance with the lease agreement. In accordance with ASC 842-20-5-2, since the remaining lease term at the time of the acquisition of MAR was less than 12 months, the lease was not recognized as a right-of-use asset.

The operating lease cash flow payments for the three months ended October 31, 2022 and 2021 were $108,000 and $102,000, respectively. The operating lease cash flow payments for the six months ended October 31, 2022 and 2021 were $215,000 and $204,000, respectively.

The components of lease expense in the Consolidated Statement of Operations for the three and six months ended October 31, 2022 and 2021 were as follows:

	Three months ended October 31,		Six months ended October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating lease cost	$92	$92	$184	$184
Short-term lease cost	8	5	16	—
Total lease cost	$100	$97	$200	$184

Information related to the Company’s right-of use assets and lease liabilities as of October 31, 2022 was as follows:

October 31, 2022
(in thousands)

Operating lease:
Operating right-of-use asset, net	$600

Right-of-use liability- current	$324
Right-of-use liability- long term	367
Total lease liability	$691

Weighted average remaining lease term- operating leases	1.92 years
Weighted average discount rate- operating leases	8.4%

Total remaining lease payments under the Company’s operating leases are as follows:

October 31, 2022
(in thousands)

Remainder of fiscal year 2023	$196
2024	362
2025	184
Total future minimum lease payments	$742
Less imputed interest	(51)
Total	$691

(10) Accrued Expenses

Accrued expenses consisted of the following at October 31, 2022 and April 30, 2022:

	October 31, 2022	April 30, 2022
	(in thousands)
Project costs	$238	$59
Contract loss reserve	435	328
Employee incentive payments	721	266
Accrued salary and benefits	1	60
Legal and accounting fees	68	30
Other	94	134
	$1,557	$877

(11) Warrants

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock and pre-funded warrants to purchase up to 3,385,680 shares of common stock and common warrants to purchase up to 4,927,680 shares of common stock in an underwritten public offering. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of October 31, 2022, all of the pre-funded warrants had been exercised. The common stock warrants have an exercise price of $3.85 per share and expire five years from the issuance date. As of October 31, 2022, warrants to purchase 732,500 shares of the common stock had been exercised.

The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the Consolidated Balance Sheets.

(12) Paycheck Protection Program Loan

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

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and that the loan was fully forgiven. The Company recognized a gain on forgiveness of PPP loan of approximately $891,000 during the six months ended October 31, 2021.

(13) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. As of October 31, 2022, the Company had approximately 830,000 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 711(a) of the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000. As of October 31, 2022, there were approximately 211,000 shares available for grant under the 2018 Inducement Plan. The 2015 Plan and the 2018 Inducement Plan together comprise the “Stock Incentive Plans”.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the three and six months ended October 31, 2022 or 2021.

A summary of stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2022	1,110,356	$2.34	9.2
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(122,324)	$1.51
Outstanding as of October 31, 2022	988,032	$2.39	8.6
Exercisable as of October 31, 2022	291,541	$4.53	7.3

As of October 31, 2022, the total intrinsic value of outstanding and exercisable options was approximately zero. As of October 31, 2022, approximately 696,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 9.2 years. There was approximately $168,000 and $115,000 of total recognized compensation cost related to stock options during each of the six months ended October 31, 2022 and 2021, respectively. There was approximately $72,000 and $5,000 of total recognized compensation cost related to stock options during each of the three months ended October 31, 2022 and 2021, respectively. The three month compensation expense was lower as of October 31, 2021 due to a larger number of forfeitures related to the departure of some of the executive management team in the prior year. As of October 31, 2022, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Performance Stock Options

A summary of performance stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2022	210,122	$2.20	8.8
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(8,466)	$2.93
Outstanding as of October 31, 2022	201,656	$2.17	8.3
Exercisable as of October 31, 2022	—	$—

As of October 31, 2022, approximately 202,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 8.3 years. There was approximately $101,000 and $61,000 of total recognized compensation cost related to stock options during the six months ended October 31, 2022 and 2021, respectively. There was approximately $48,000 and $(34,000) of total recognized compensation cost related to stock options during the three months ended October 31, 2022 and 2021, respectively. The three month compensation expense was negative as of October 31, 2021 due to a larger number of forfeitures related to the departure of some of the executive management team in the prior year. As of October 31, 2022, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock

Compensation expense for non-vested restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2022 and 2021, the Company granted 52,500 and 33,333 shares, respectively, that were subject to service-based vesting requirements.

A summary of non-vested restricted stock under our Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2022	827,764	$1.41
Granted	52,500	$1.12
Vested and issued	(16,667)	$2.37
Cancelled/forfeited	(6,000)
Unvested at October 31, 2022	857,597	$1.37

There was approximately $364,000 and $29,000 of total recognized compensation cost related to restricted stock for the six months ended October 31, 2022 and 2021, respectively. There was approximately $180,000 and $143,000 of total recognized compensation cost related to restricted stock for the three months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, there was approximately $636,000 of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years.

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

Disclosure of Fair Values

The Company’s financial instruments that are not re-measured at fair value include cash, cash equivalents, restricted cash, accounts receivable, contract assets and liabilities, deposits, accounts payable, and accrued expenses. The Company’s contingent consideration liability represents the only asset or liability classified financial instrument that is measured at fair value on a recurring basis.

The total carrying value of our marketable securities approximates fair value due to the short term nature of these investments. As of October 31, 2022 and April 30, 2022, the carrying values were $35.9 million and $49.4 million, respectively.

Additionally, there is a Level 3 contingent liability related to earnouts as part of the MAR acquisition in the amount of $1.4 million as the inputs are currently unobservable to determine this fair value. As of October 31, 2022, the fair value of this contingent liability from the time that it was acquired has decreased by $0.2 million from $1.6 million.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the three and six months ended October 31, 2022 and 2021.

(15) Commitments and Contingencies

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

(16) Income Taxes

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed (see Note 15). At October 31, 2022, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

Income Tax Benefit

The Company sold New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer program in the amount of approximately $12.0 million for the year ended April 30, 2021, for net proceeds of approximately $1.0 million which was received in May 2021 and recorded in the Company’s Statement of Operations in fiscal year 2022. There was no income tax benefit related to the three and six months ended October 31, 2022.

(17) Operating Segments and Geographic Information

The Company’s business consists of one reportable segment as the revenues associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and our chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates worldwide, with its U.S. operations in New Jersey, California and Texas, one operating subsidiary in the UK and one subsidiary which was discontinued during 2022 in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During each of the three and six months ended October 31, 2022 and 2021, the Company’s primary business operations were in North America.

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

Overview

Our solutions focus on three major service areas: Data as a Service (“DaaS”), which includes data collected by our Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or our PowerBuoy® product lines; Power as a Service (“PaaS”), which includes our PowerBuoy® and Subsea battery products; and our Strategic Consulting Services.

We provide ocean data collection and reporting, marine power, offshore communications, and Maritime Domain Awareness (“MDA”) products, integrated solutions, and consulting services. We offer our products and services to a wide range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. We are involved in the entire life cycle of product development, from product design through manufacturing, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. We also work closely with our third party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions enable technologies for data collection, analysis, and communication in ocean and other offshore environments, and generate actionable intelligence via a variety of inputs. We then channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments.

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

Business Update Regarding COVID-19 Supply Chain Issues and Macroeconomic Conditions

The COVID-19 pandemic presented substantial health and economic risks, uncertainties and challenges to our business, the global economy, supply chain, and financial markets. During 2020 we started to experience some delays related to the impact of COVID-19 on the international supply chain, and we are still experiencing some component shortages, delivery delays and price increases related to these supply chain issues. We were able to mitigate the impact of these issues by not only consuming internal inventory but also by expanding our supply base. While our supply chain is primarily domestically oriented with the majority of our products domestically sourced, we obtain some components from Asia and Europe. We use a combination of off-the-shelf components and equipment as well as custom developed parts. Although we have been able to find alternatives for many component shortages without compromising our product standards or integrity, we experienced, and continue to experience, some delays and cost increases with respect to container shortages, ocean shipping and air freight. Like others in the industry, we continue to have concerns over component shortages, particularly for semiconductors, lithium-based batteries and specialty metals. In addition, our key suppliers have experienced longer lead times and cost increases for raw materials.

In addition, adverse macroeconomic conditions, including inflation, slower growth or recession, policy changes, higher interest rates, and currency fluctuations may have a negative impact on our business. Ongoing labor pool shortages are continuing and are impacting some of our delivery deadlines. These adverse conditions could impact the spending budgets of our customers, and therefore could adversely affect the sales of our products and services.

We will continue to monitor these conditions, and, if necessary, adjust our operations in response to these conditions.

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

As part of our DaaS offering, in October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology, Inc. (“ACET”) to conduct a feasibility study for the evaluation of a PB3 PowerBuoy® (“PB3”) power and 5G communications solution in support of the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”). As of October 31, 2022, the Company continues to work with the Naval Postgraduate School and SLAMR to explore how 5G technologies can be used to connect ships, all-domain autonomous systems, and sensors in the domain where the U.S. Navy and U.S. Marine Corps operate.

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

We have designed our solution to provide detailed, localized maritime domain awareness that can be utilized for a wide range of applications across market segments. Our MDAS base hardware consists of a high-definition radar, a stabilized high-definition optical and thermal imaging camera, and a vessel automatic identification system (“AIS”) detection module. This hardware can be customized or supplemented by other solutions, depending on our customer’s requirements. These devices can be mounted on our products, such as our PB3 or WAM-V®, and then utilizing integrated command and control software, data is sent to us and to our customers via secure communications channels. Multiple sensors can be used on a single unit based on the comprehensiveness of customer needs. Capabilities of our MDAS include 24/7 vessel tracking, automatic radar plotting, and high-definition optical and thermal video surveillance capable of providing actionable intelligence day or night, in real time.

Our MDAS processes data onboard our buoys using edge computing and transmits the results to our cloud-based analytics platform via secure Wi-Fi, and cellular communications. We anticipate integrating MDAS into our WAM-Vs® and utilizing satellite communication to expand the availability of our data service. Surveillance data can be integrated with third party marine monitoring software or with our own MDA software solution developed together with leading partners in the technology industry to provide command and control features of a multi-buoy surveillance network. This network can be coordinated with the use of our WAM-Vs® so that customers can have mobile sensor networks linked to our self-powered buoy data and communication hubs. The data can also be integrated with satellite, weather, bathymetric, and other third party data feeds to form a detailed surface and subsea picture of a monitored area.

In May 2022, OPT launched the first commercially-ready MDAS on a test buoy off the coast of New Jersey. The system includes our proprietary integration of sensors, hardware and software, supported by cloud infrastructure as well as having a web-based user interface that displays camera, radar, AIS and live chart data. We had successfully demonstrated the system multiple times for potential customers, and it was showcased in San Diego Bay at the U.S. Navy’s Advanced Naval Technology Exercise in August 2022. All vessel video, radar, and track data are securely stored in our cloud environment and is accessible indefinitely for further analysis and reference. We continue to develop our MDAS with hardware optimization and feature enhancements.

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

This acquisition immediately provided the Company with an established product line that highly complements the Company’s business strategy and can be used inshore, nearshore, and offshore. Since the acquisition, the business of MAR has continued to grow and is further expanding into its core marine survey and maritime security markets in Europe, Asia, Oceania and the Americas. We continue to find ways to integrate MAR technology with the Company’s existing platforms and service offerings and expect to take advantage of new synergistic opportunities as they arise. For example, we plan to integrate the MDAS platform onto the WAM-V® to expand our MDA offering to provide a roaming MDA solution to our customers.

Power as a Service

PaaS solutions deliver value to customers by utilizing our managed power platforms. We continue to develop and commercialize our proprietary power platforms that generate electricity primarily by harnessing the renewable energy of ocean waves for our PB3, solar power for our hybrid PowerBuoy® (the “hybrid PB”) and have the option of adding small wind turbines to supplement power generation. We also continue to commercialize our subsea battery for subsea power applications and as additional storage when combined with our buoy platforms. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required. Moreover, offshore data and communications networks require power to function, and our solution solves for this need without requiring ongoing battery replacement or older technologies such as shore to station power cables. Lessons learned from the deployments of both our PB3 and hybrid PB are being used to develop the next generation of PowerBuoy® systems that is based on modularity for Wave Energy Converter (“WEC”) and non-WEC applications. The PB3 and hybrid PB will continue to be available and supported.

PB3 PowerBuoy®

The PB3 uses proprietary technologies that convert the hydrokinetic energy of ocean waves into electricity. The PB3 features a unique onboard power take-off (“PTO”) system, which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal nameplate capacity rating of up to 3 kilowatts (“kW”) of peak power. Power generation is deployment-site dependent, as wave activity impacts power generation. Our energy storage system (“ESS”) has a capacity of up to a nominal 150 kW-hours to meet specific application requirements.

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

hybrid PowerBuoy®

The hybrid PB is an alternative platform to the PB3 and is capable of utilizing solar and wind power and providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The hybrid PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of subsea power applications, such as a surface communications hub for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles (“AUV”) used for underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium ion batteries which can power subsea and topside payloads. The control system uses sensors and an onboard computer to continuously monitor the hybrid PB subsystems. The hybrid PB is designed to be able to operate over a broad range of temperature and ocean wave conditions. It has a 30kW-hour battery system and carries up to 1.2MW-hour energy when combined with the current onboard propane storage system.

Subsea Battery

Our subsea battery is complementary to both the PB3 and hybrid PB products and can be deployed together with our PowerBuoys® or as a standalone unit. It offers customers the option of placing additional modular and expandable energy storage on the seabed near existing, or to be installed, subsea equipment. Our pressure-tested lithium-iron phosphate subsea batteries supply power that can enable subsea equipment, sensors, communications and AUV and eROV recharge. Our PB3 and hybrid PB are complimentary to the subsea batteries by providing a means for recharging during longer term deployments, or the batteries can be used independently for shorter term deployments.

The subsea battery provides both long or short-term power supply from its integrated energy storage system, enabling us to supply into a range of industries and applications, from backup power to critical subsea infrastructure to continuous operation of subsea equipment, such as electric valves. The base design of the subsea battery has a nominal 100kW-hours of available energy storage and is designed to operate in water depths of up to 500 meters. It comes installed on a readily deployable subsea skid suitable for installation on the seabed. The subsea battery can be integrated into other subsea equipment on land prior to deployment.

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

Our strategy includes developing integrated solutions and services, including autonomous and cloud-based delivery systems for ocean data and predictive analytics to provide actionable intelligence for our clients. We believe that having demonstrated the capability of our solutions, we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable, and persistent power, data collection, and communications, either by supplying electric power to payloads that are integrated directly with our products or located in its vicinity, such as on the surface, the seabed, or in the water column. Our recent projects have been in the offshore energy, military and government, and science and research industries.

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

Potential customers include, but are not limited to, defense and security, offshore oil and gas, science and research, and offshore wind markets, as well as government applications in border security, vessel tracking, fishery protection, aquaculture, hydrographic survey, and monitoring of marine protected areas. For example, autonomously monitoring and surveying offshore wind farm lease areas would enable developers to collect data needed to support environmental impact studies with low carbon emissions. This could be done with buoys and vehicles.

Commercial Activities

We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. For the six months ended October 31, 2022 and 2021, the Company had four and three customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 69% and 73% of the Company’s total revenue for the respective periods. For the three months ended October 31, 2022 and 2021, the Company had five and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 80% and 76% of the Company’s total revenue for the respective periods.

In order to achieve success in ongoing efforts to commercialize our products, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power.

Current and Recent Contracts

●	Our November 2021 MAR acquisition has led to contracts to build WAM-Vs® for Brigham Young University, Nippon Kaiyo, Australian Defense, S.T. Hudson, and Applied Research Lab at University of Hawaii, and has resulted in leased WAM-Vs® to Sulmara and other commercial customers and universities.

●	In October 2022, we entered into a contract with WildAid to further develop capabilities to combat IUU fishing. This is the third consecutive year that MAR has been selected for this work.

●	In fiscal year 2022, the Company completed a Phase I study for the Department of Energy (DOE) Small Business Innovation Research (SBIR) program, evaluating the feasibility of the next generation wave energy conversion technology. In Q2 fiscal year 2023, the Company was awarded a Phase II contract, providing funding for the detailed design, construction, and in-water testing of the initial prototype for this next generation wave energy system. The program commenced in Q3 fiscal year 2023 and is planned to extend through Q4 fiscal year 2024.

●	For the six months ended October 31, 2022, our Strategic Consulting Services continued to generate revenues from both existing and new customers of approximately $532,000. Notably, we advanced several large projects in the pipeline with larger oil and gas operators and offshore wind developers.

●	In May 2022, the Company entered into a contract with a major oil and gas operator to evaluate the use of wave energy conversion systems to help decarbonize their offshore operations. The feasibility study was completed in the second quarter of fiscal year 2023 and discussions continue to identify opportunities to demonstrate wave conversion technology in support of various applications supporting offshore oil and gas operations.

●	In September 2022, the Company entered into a contract with a major US government services contractor to demonstrate our MDAS capabilities. The scope includes supply of a PB3 equipped with MDAS and a deepwater mooring system, as well as technical support for offshore installation of the system. The system will be deployed for a 9-month demonstration, scheduled to begin in Q1 fiscal year 2024.

●	In August 2022, we received a NOAA Phase I SBIR Grant for research related to dynamic swarming of USVs for hydrographic survey in post disaster recovery efforts.

●	In September 2022, the Company was part of a group awarded funding by the U.S. DOE to develop advanced autonomous robotic technology for environmental monitoring of marine ecosystems, at and below the waterline, at offshore wind power sites on the West Coast of the United States.

●	In September 2019, we entered into two contracts with subsidiaries of Enel Green Power Chile, LTDA (“EGP”), which included the sale of a PB3 and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) which was the Company’s first deployment off the coast of Chile. Due to the COVID-19 pandemic and other factors, force majeure was declared in April 2020 and delayed the deployment. In April 2021, the Company resumed the deployment process and placed the PB3 in the water. During fiscal 2022, deployment of the PB3 was completed. Ongoing installation and commissioning activities of the OSL subsea equipment have continued into fiscal 2023.

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

We also maintain an active dialogue with several offshore specialist and marine operations partners in the North Sea and North America to support our deployment, maintenance, and recovery operations and projects.

Business Strategy

During fiscal 2022, we advanced our marketing programs, products, and solutions. We have made progress in transitioning from an R&D focused organization to more robust commercialization efforts and we are moving further into the ocean DaaS market. We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital to more effectively target potential customers from demand generation to close of contract. In addition we are focusing on customer care and service efforts to increase repeat business opportunities. This strategy was further enhanced by our acquisition of MAR in November 2021.

The majority of the Company’s potential customers are in areas of defense and security, hydrographic survey, offshore and coastal communication networks, and maritime domain awareness, including mitigation of IUU fishing. These are largely for customers in the United States, where the end use may be both domestic or abroad. Further, the Company’s acquisition of MAR provides an unmanned surface vehicle platform for use in oil & gas, renewable energy, hydrographic survey, and security and defense markets largely in North America and Europe.

Historically, demonstration projects have been a requisite step towards broad solution deployment and revenues associated with specific applications such as our New Jersey MDAS test array as part of our DaaS solution and to highlight these capabilities. Customers may want their own dedicated demonstration depending on customer needs. During the demonstration project specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of the Company and its capabilities. Such demonstrations are often a required step prior to leasing and may include negotiation of standard terms and conditions. Many proposals contain provisions which would provide the option to purchase or lease of our PowerBuoy® or WAM-V® product upon successful conclusion of the demonstration project. The Company has successfully demonstrated the capabilities of many of its solutions on its own or in customer-sponsored evaluation projects and remains focused on further demonstrations to build customer awareness and confidence and to drive sales.

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

The Company has a subsea battery system available to commercial clients that is complementary to the Company’s PowerBuoy® products. The subsea battery system offers the possibility of creating a sea floor energy storage solution for remote offshore operations. These subsea battery systems contain lithium-ion batteries, which provide high power density to supply power to subsea equipment, sensors, communications, and the recharging of AUVs and eROVs. Ideal for many remote offshore customer applications, these subsea battery systems are designed to be safe, high performance, cost-efficient, and quickly deployable.

Our WAM-Vs® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The optional folding features further reduces the footprint by as much as 75%, and as a result, a 20 foot container can hold four 16 foot WAM-Vs®. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

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

Liquidity

During the first six months ending October 31, 2022, the Company incurred a net loss of approximately $10.7 million and used cash in operations of approximately $11.0 million. The Company has continued to make investments in ongoing product development efforts in anticipation of, and in support of, future growth. The Company has also made an investment to build its inventory in anticipation of this future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, deployment risks and integration of acquisitions, and the impact of COVID-19 and any variants on its business. The Company previously obtained equity financing through its At the Market Offering Agreement (“ATM”) with A.G.P/Alliance Global Partners (“AGP”) and through its equity line financing with Aspire Capital Fund, LLC (“Aspire Capital”), but the Company cannot be sure that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Management believes the Company’s cash balance at October 31, 2022 of $10.3 million and marketable securities balance of $35.9 million is sufficient to fund its planned operations through at least December 2023.

Capital Raises

At the Market Offering Agreement: On November 20, 2020, the Company entered into an At the Market Offering Agreement with AGP (the “2020 ATM Facility”), pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. The Company’s common stock will be sold at prevailing market prices at the time of sale, and, as a result, prices will vary.

Although the Company initially only had filed to sell up to $50.0 million, a prospectus supplement was filed on January 10, 2022 to allow the Company to sell an additional $25.0 million of common stock under the 2020 ATM Facility. As of October 31, 2022, an aggregate of $50.0 million remained available under this facility, subject to the filing of a prospectus supplement for an additional $25.0 million.

Equity Line Common Stock Purchase Agreement: On September 18, 2020, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeded the 19.99% limit of the outstanding common stock on the date of the agreement. Through October 31, 2022, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $0.7 million remaining on the facility as of October 31, 2022.

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

Backlog

As of October 31, 2022, the Company’s backlog was $2.4 million. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A portion of our revenue is recognized using the input method used to measure progress towards completion of our customer contracts over time, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2022. There were no material changes to our critical accounting estimates or accounting policies during the six months ended October 31, 2022.

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

Revenues

A performance obligation is the unit of account for revenue recognition. The Company assesses the goods or services promised in a contract with a customer and identifies as a performance obligation either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain single or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. The majority of the Company’s contracts have no observable standalone selling price since the associated products and services are customized to customer specifications. As such, the standalone selling price generally reflects the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable considerations can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration related to open contracts as of October 31, 2022 and 2021.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenues by contract type since this method best represents the Company’s business. For the six-month periods ended October 31, 2022 and 2021, all of the Company’s contracts were classified as firm fixed price.

As of October 31, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $2.4 million. The Company expects to recognize approximately 77%, or $1.8 million, of the remaining performance obligations as revenue over the next twelve months.

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

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term and is presented in Revenues in the Consolidated Statement of Operations. The lease income for the three months ended October 31, 2022 and 2021 was immaterial.

For the six months ended October 31, 2022 and 2021, the Company had four and three customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 69% and 73% of the Company’s total revenue for the respective periods. For the three months ended October 31, 2022 and 2021, the Company had five and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 80% and 76% of the Company’s total revenue for the respective periods.

We currently focus our sales and marketing efforts globally. The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 31, 2022 and 2021.

	Six months ended October 31,
Customer Location	2022	2021

North America	77%	66%
South America	—%	31%
Europe	—%	3%
Asia and Australia	23%	—%
	100%	100%

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

Operating Expenses

Engineering and product development costs

Our engineering and product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy® system and other products, to enhance and optimize data monitoring and controls systems, and to the development of new products, product applications and complementary technologies. We expense all of our product development costs, including engineering product development costs as incurred.

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

Foreign exchange gain (loss)

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Foreign exchange gains and losses arise in the translation of foreign-denominated assets and liabilities, which may result in realized and unrealized gains or losses from exchange rate fluctuations. Since we conduct our business in U.S. dollars and our functional currency is the U.S. dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the U.S. dollar and the British pound sterling, and the Euro.

We maintain cash accounts that are denominated in British pounds sterling in addition to U.S. dollars. These foreign-denominated accounts had an aggregate balance of $13,000 as of October 31, 2022 and $28,000 as of April 30, 2022, compared to our total cash, cash equivalents, marketable securities, and restricted cash balances of $46.4 million as of October 31, 2022 and $57.7 million as of April 30, 2022.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the U.S., and specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling. This subsidiary has foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. The Company is in the process of winding down its Australian subsidiary, which is expected to be completed during fiscal 2023. The unrealized gains or losses resulting from foreign currency balances translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency translation gains and losses are recognized within our Consolidated Statement of Operations.

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

Three months ended October 31, 2022 compared to the three months ended October 31, 2021

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2022 and 2021.

	Three months ended October 31,
	2022	2021

Revenues	$303	$247
Cost of revenues	264	300
Gross margin (loss)	39	(53)
Change in fair value of contingent consideration	(90)	—
Operating expenses	6,409	5,132
Operating loss	(6,280)	(5,185)
Interest income, net	234	19
Gain on extinguishment of PPP loan	—	—
Other income (expense), net	1,202	—
Foreign exchange loss	—	(5)
Loss before income taxes	(4,844)	(5,171)
Income tax benefit	—	—
Net loss	$(4,844)	$(5,171)

Revenues

Revenues for the three months ended October 31, 2022 and 2021 were $0.3 million and $0.2 million, respectively. The year-over-year increase was primarily due to higher levels of revenue stemming from the acquisition of MAR which produced $0.1 million in revenue for the three month ended October 31, 2022. The MAR acquisition took place in November 2021 so there was no revenue for the three months ended October 31, 2021.

Cost of revenues

Cost of revenues for the three months ended October 31, 2022 and 2021 were $0.3 million and $0.3 million, respectively. The decrease is related to better margins on our strategic consulting services in the current year.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the three months ended October 31, 2022 was $0.2 million relating to an adjustment of the contingent consideration liability based on actual and forecasted revenues relating to the MAR acquisition.

Operating expenses

Operating expenses for the three months ended October 31, 2022 and 2021 were $6.4 million and $5.1 million, respectively. The increase of approximately $1.3 million was the result of an increase in employee related costs of $0.2 million and an increase in overhead related costs of $1.0 million.

Interest income

Interest income for the three months ended October 31, 2022 and 2021 was $0.2 million and $19,000, respectively. The increase was directly related to the marketable securities that we acquired during the fourth quarter of fiscal 2022.

Other income

Other income for the three months ended October 31, 2022 and 2021 was $1.2 million and zero, respectively. The amount in the current year relates to employee retention credits applied for previously filed payroll tax returns with the IRS.

Six months ended October 31, 2022 compared to the six months ended October 31, 2021

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2022 and 2021.

	Six months ended October 31,
	2022	2021

Revenues	$1,017	$519
Cost of revenues	784	723
Gross margin (loss)	233	(204)
Change in fair value of contingent consideration	(221)	—
Operating expenses	12,727	10,011
Operating loss	(12,273)	(10,215)
Interest income, net	375	38
Gain on extinguishment of PPP loan	—	891
Other income (expense), net	1,202	—
Foreign exchange loss	—	(5)
Loss before income taxes	(10,696)	(9,291)
Income tax benefit	—	1,041
Net loss	$(10,696)	$(8,250)

Revenues

Revenues for the six months ended October 31, 2022 and 2021 were $1.0 million and $0.5 million, respectively. The year-over-year increase was primarily due to higher levels of revenue stemming from the acquisition of MAR which produced $0.4 million in revenue as of October 31, 2022. The MAR acquisition took place in November 2021 so there was no revenue for the six months ended October 31, 2021.

Cost of revenues

Cost of revenues for the six months ended October 31, 2022 and 2021 were $0.8 million and $0.7 million, respectively. The increase of approximately $0.1 million over 2021 was mostly due to the acquisition of MAR and their related projects for the six months ended October 31, 2022 which were not part of the Company during the six months ended October 31, 2021.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the six months ended October 31, 2022 was $0.2 million relating to an adjustment of the contingent consideration liability based on actual and forecasted revenues relating to the MAR acquisition.

Operating expenses

Operating expenses for the six months ended October 31, 2022 and 2021 were $12.7 million and $10.0 million, respectively. The increase of approximately $2.7 million was the result of an increase in employee related costs of $1.1 million, an increase in overhead related costs of $1.6 million, an increase in sales and marketing related expenses of $0.3 million and an increase in insurance cost of $0.1 million related to the acquisition of MAR.

Interest Income

Interest income for six months ended October 31, 2022 and 2021 was $0.4 million and $38,000, respectively. The increase was directly related to the marketable securities we acquired during the fourth quarter of fiscal 2022.

Extinguishment of Debt

The Company filed its loan forgiveness application for the PPP loan at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, the loan was fully forgiven, and the Company recognized a gain on extinguishment of PPP loan of $0.9 million.

Other income

Other income for the six months ended October 31, 2022 and 2021 was $1.2 million and zero, respectively. The amount in the current year relates to employee retention credits applied for previously filed payroll tax returns with the IRS.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $10.7 million and $8.3 million for the six months ended October 31, 2022 and 2021, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the six months ended October 31, 2022, net cash flows used in operating activities was $11.0 million, an increase of $0.6 million compared to net cash used in operating activities during the six months ended October 31, 2021 of $10.4 million. This reflects an increase in net loss of $2.4 million and an increase in inventory of $0.6 million, primarily offset by a gain on extinguishment of the PPP loan of $0.9 million, an increase in contract liabilities of $1.2 million and the payment of litigation payable in the prior year of $1.2 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities during the six months ended October 31, 2022 was $13.1 million, compared to $24,000 cash used in investing activities during the six months ended October 31, 2021. The increase in net cash provided by investing activities was primarily due to the redemption of marketable securities of $33.0 million and dividends on investments of $0.7 million, partially offset by the purchase of marketable securities of $20.1 million during the six months ended October 31, 2022.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2022 and October 31, 2021 was zero and $21,000 respectively. The difference relates to the number of stock option exercises in the prior year while no options were exercised in the current year.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was a decrease of approximately $20,000 during the six months ended October 31, 2021. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of October 31, 2022, our aggregate revenues were $1.0 million, our aggregate net losses were $10.7 million, our aggregate net cash used in operating activities was $11.0 million and our accumulated deficit was $264.5 million.

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

Our business is capital intensive, and through October 31, 2022, we have been funding our business principally through sales of our securities. As of October 31, 2022, our cash and cash equivalents, restricted cash, and marketable securities balance was $46.4 million and we expect to fund our business with this amount and, to a lesser extent, with our revenues. Management believes the Company’s current cash and cash equivalents, and marketable securities, are sufficient to fund its planned expenditures through at least December 2023.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2022 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For information on matters in dispute, see Note 15 to the Consolidated Financial Statements under Part I, Item 1 of this report.

Item 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2022 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as noted below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 13, 2022.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses of $10.7 million during the first six months of fiscal year 2023 and $8.3 million in fiscal year 2022. As of October 31, 2022, we had an accumulated deficit of $264.5 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Our business could be affected by macroeconomic risks.

The Company’s operations and performance depend significantly on global and regional economic conditions. Macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s products and services. In addition, confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors. An adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers and other partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency. We cannot predict the timing or scale of these various macroeconomic conditions, but they could have a material adverse affect on our business, results of operations and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT INDEX

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – October 31, 2022 (unaudited) and April 30, 2021, (ii) Consolidated Statements of Operations (unaudited) – three and six months ended October 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and six months ended October 31, 2022 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and six months ended October 31, 2022 and 2021 (v) Consolidated Statements of Cash Flows (unaudited) –six months ended October 31, 2022 and 2021, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.
(Registrant)

Date: December 14, 2022		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: December 14, 2022		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

