Form 10-Q
period 2023-01-31
Ocean Power Technologies, Inc.
filed 2023-03-13
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2023

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

As of March 10, 2023, the number of outstanding shares of common stock of the registrant was 56,213,728

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;

●	the continued impact of COVID-19 and the inflation related to the U.S. dollar on our business, operations, customers, suppliers and manufacturers and personnel;

●	our ability to meet product development, manufacturing and customer delivery deadlines may be impacted by disruptions to our supply chain, primarily related to labor shortages and manufacturing and transportation delays both here in the U.S. and abroad;

●	our acquisitions and our ability to integrate them into our operations may use significant resources, be unsuccessful or expose us to unforeseen liabilities;

●	our estimates regarding future expenses, revenues, and capital requirements;

●	our ability to identify and penetrate markets for our products, services, and solutions;

●	our ability to effectively respond to competition in our targeted markets

●	our ability to establish relationships with our existing and future strategic partners may not be successful;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology, products and solutions;

●	our ability to improve the power output and survivability of our products;

●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;

●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives;

●	our history of operating losses, which we expect to continue for at least the short term and possibly longer; and

●	our ability to protect our intellectual property portfolio.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	January 31, 2023	April 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,920	$7,885
Short term investments	30,005	49,384
Restricted cash, short-term	65	258
Accounts receivable	706	482
Contract assets	93	386
Inventory	1,436	442
Other current assets	1,997	467
Total current assets	45,222	59,304
Property and equipment, net	591	445
Intangibles, net	4,017	4,136
Right-of-use asset, net	522	752
Restricted cash, long-term	154	219
Goodwill	8,537	8,537
Total assets	$59,043	$73,393
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$591	$905
Accrued expenses	1,626	877
Contingent liabilities, current portion	875	748
Right-of-use liability, current portion	320	319
Contract liabilities	1,334	129
Total current liabilities	4,746	2,978
Deferred tax liability	203	203
Right-of-use liability, less current portion	282	538
Contingent liabilities, less current portion	870	843
Total liabilities	6,101	4,562
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 56,254,642 shares and 55,905,213 shares, respectively; outstanding 56,213,728 shares and 55,881,861 shares, respectively	56	56
Treasury stock, at cost; 40,914 shares and 23,352 shares, respectively	(355)	(341)
Additional paid-in capital	323,843	322,932
Accumulated deficit	(270,556)	(253,770)
Accumulated other comprehensive loss	(46)	(46)
Total shareholders’ equity	52,942	68,831
Total liabilities and shareholders’ equity	$59,043	$73,393

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2023	2022	2023	2022

Revenues	$734	$484	$1,752	$1,003
Cost of revenues	598	597	1,382	1,320
Gross margin (loss)	$136	$(113)	$370	$(317)
(Gain)/loss from change in fair value of consideration	373	(60)	154	(60)
Operating expenses	6,820	5,439	19,546	15,451
Operating loss	$(7,057)	$(5,492)	$(19,330)	$(15,708)

Interest income, net	$229	$16	$604	$56
Other income, proceeds from insurance claim	458	—	458	—
Other income, employee retention credit	—	—	1,202	—
Gain on extinguishment of PPP loan	—	—	—	890
Foreign exchange gain	2	5	2	—
Loss before income taxes	$(6,368)	$(5,471)	$(17,064)	$(14,762)
Income tax benefit	278	—	278	1,041
Net loss	$(6,090)	$(5,471)	$(16,786)	$(13,721)
Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.30)	$(0.26)
Weighted average shares used to compute basic and diluted net loss per common share	55,966,672	55,308,799	55,918,284	53,408,998

See accompanying notes to unaudited consolidated financial statements.

5

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in $000’s)

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2023	2022	2023	2022

Net loss	$(6,090)	$(5,471)	$(16,786)	$(13,721)
Foreign currency translation adjustment	—	(1)	—	(14)
Total comprehensive loss	$(6,090)	$(5,472)	$(16,786)	$(13,735)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Nine Months Ended January 31, 2023
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2022	55,905,213	$56	(23,352)	$(341)	$322,932	$(253,770)	$(46)	68,831
Net loss	—	—	—	—	—	(16,786)	—	(16,786)
Share-based compensation	—	—	—	—	911	—	—	911
Common stock issued upon vesting of restricted stock	349,429	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	(17,562)	(14)	—	—	—	(14)
Balances at January 31, 2023	56,254,642	$56	(40,914)	$(355)	$323,843	$(270,556)	$(46)	$52,942

	Nine Months Ended January 31, 2022
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2021	52,479,051	$52	(21,040)	$(338)	$315,821	$(234,896)	$(171)	$80,468
Net loss		$—		—	—	(13,721)	—	(13,721)
Share-based compensation	—	$—	—	—	864	—	—	864
Proceeds from stock options exercises	85,000	$1	—	—	89	—	—	90
Issuance of shares for acquisition	3,330,162	$3	—	—	5,852	—	—	5,855
Other comprehensive loss	—	—	—	—	—	—	(14)	(14)
Balances at January 31, 2022	55,894,213	$56	(21,040)	$(338)	$322,626	$(248,617)	$(185)	$73,542

	Three Months Ended January 31, 2023
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at November 1, 2022	55,921,880	$56	(23,352)	$(341)	$323,564	$(264,466)	$(46)	58,767
Net loss	—	—	—	—	—	(6,090)	—	(6,090)
Share-based compensation	—	—	—	—	279	—	—	279
Common stock issued upon vesting of restricted stock	332,762	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	(17,562)	(14)	—	—	—	(14)
Balance, January 31, 2023	56,254,642	$56	(40,914)	$(355)	$323,843	$(270,556)	$(46)	$52,942

	Three Months Ended January 31, 2022
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at November 1, 2021	52,499,051	$52	(21,040)	$(338)	$316,389	$(243,191)	$(139)	$72,773
Net loss	—	—	—	—	—	(5,471)	—	(5,471)
Share-based compensation	—	—	—	—	317	—	—	317
Proceeds from stock options exercises	65,000	1	—	—	68	—	—	69
Issuance of shares for acquisition	3,330,162	3	—	—	5,852	—	—	5,855
Other comprehensive gain/(loss)	—	—	—	—	—	45	(46)	(1)
Balances at Balance, January 31, 2022	55,894,213	$56	(21,040)	$(338)	$322,626	$(248,617)	$(185)	$73,542

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Nine months ended January 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(16,786)	$(13,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	157	104
Amortization of intangible assets	119	18
Amortization of right of use asset	230	211
Amortization of premium on short term investments	198	—
Change in contingent consideration liability	154	(60)
Gain on extinguishment of PPP Loan	—	(890)
Share based compensation	911	864
Changes in operating assets and liabilities:
Accounts receivable	(224)	237
Contract assets	293	(217)
Inventory	(995)	(193)
Other assets	(1,530)	51
Accounts payable	(314)	(165)
Accrued expenses	747	(589)
Change in lease liability	(254)	(228)
Contract liabilities	1,205	15
Litigation payable	—	(1,224)
Net cash used in operating activities	(16,089)	(15,787)
Cash flows from investing activities:
Redemptions of short term investments	49,584	—
Purchases of short term investments	(30,402)	—
Payments for MAR acquisition, net of cash acquired	—	(3,544)
Purchase of property, plant and equipment	(302)	(319)
Net cash provided by (used in) investing activities	18,880	(3,863)
Cash flows from financing activities:
Acquisition of treasury stock for withholding taxes paid on vesting of restricted stock units	(14)	—
Proceeds from issuance of common stock	—	90
Net cash (used in) provided by financing activities	(14)	90
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(14)
Net increase / (decrease) in cash, cash equivalents and restricted cash	2,777	(19,574)
Cash, cash equivalents and restricted cash, beginning of period	$8,362	$83,634
Cash, cash equivalents and restricted cash, end of period	$11,139	$64,060

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in acquisition of MAR	$—	$5,855
Contingent liability	—	1,591
Advance Payable - MAR	—	456

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

(a) Background

Ocean Power Technologies, Inc. (“OPTI”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. Ocean Power Technologies, Inc. acquired 3dent Technology, LLC (“3Dent”), in February 2021 and Marine Advanced Robotics, Inc. (“MAR”) in November 2021, both of which are now included as part of OPTI. OPTI, along with its subsidiaries, (the “Company”) is a complete solutions provider, controlling the design, manufacturing, sales, installation, operations and maintenance of its products and services. The Company’s solutions provide distributed offshore power and data which is persistent, reliable, autonomous, renewable, and economical along with power, transportation, and communications for remote surface and subsea applications. Historically, funding from government agencies, such as research and development grants, accounted for a significant portion of the Company’s revenues. The Company’s objective is to generate the majority of its revenues from the sale or lease of its products and solutions, and sales of services to support business operations.

(b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information in accordance with the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022, as filed with the SEC and elsewhere in our subsequent Exchange Act filings, including this Form 10-Q. Certain items have been reclassified from prior periods to be consistent with current GAAP presentations.

(c) Liquidity

For the nine months ended January 31, 2023, the Company incurred net losses of approximately $16.8 million, used cash in operations of approximately $16.1 million and had an accumulated deficit of approximately $270.6 million. The Company has continued to make investments in ongoing product development efforts and to build inventory in anticipation of, and to support, future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, the risks and uncertainties identified under “Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q. The Company previously obtained equity financing through its At the Market Offering Agreement (“ATM”) with A.G.P/Alliance Global Partners (“AGP”) and through its equity line financing with Aspire Capital Fund, LLC (“Aspire Capital”), but the Company cannot be certain that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. Management believes the Company’s current cash balance at January 31, 2023 of $11.0 million and short term investments balance of $30.0 million is sufficient to fund its planned expenditures through at least March 2024.

On November 20, 2020, the Company entered into an At-the-Market Offering Agreement with AGP (the “2020 ATM Facility”) pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. The Company’s common stock will be sold at prevailing market prices at the time of sale, and, as a result, prices will vary. Although the Company initially only had filed to sell up to $50.0 million, a prospectus supplement was filed on January 10, 2022 to allow the Company to sell an additional $25.0 million of common stock up to a total of $75.0 million under the 2020 ATM Facility. As of January 31, 2023, an aggregate of $50.0 million remained available under this facility, subject to the filing of a prospectus supplement for an additional $25.0 million.

On September 18, 2020, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeded the 19.99% limit of the outstanding common stock on the date of the agreement. Through January 31, 2023, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $0.7 million remaining on the facility as of January 31, 2023.

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

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, stock-based compensation, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods, and estimated hours and costs to complete customer contracts for purposes of revenue recognition. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements and Short Term Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account or in short term investments that are held-to-maturity. The Company had cash and cash equivalents of approximately $10.9 million as of January 31, 2023 and $7.9 million as of April 30, 2022.

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

Santander also issued a letter of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. This letter of credit was originally issued in the amount of $645,000, and was reduced to $323,000 in August 2020. The letter of credit was further reduced by an additional $258,000 during the quarter ended January 31, 2023 when the PowerBuoy® (“PB3”) and its accompanying systems passed final acceptance testing. The remaining restricted amount of $65,000 will be released in January 2024, which is 12 months after the buoy is fully deployed.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total to the same amounts shown in the Consolidated Statements of Cash Flows.

	January 31, 2023	April 30, 2022
	(in thousands)
Cash and cash equivalents	$10,920	$7,885
Restricted cash- short term	65	258
Restricted cash- long term	154	219
	$11,139	$8,362

Short term investments

During fiscal 2022, the Company acquired investment securities through Charles Schwab Bank. As of January 31, 2023 and April 30, 2022, their carrying value was approximately $30.0 million and $49.4 million, respectively. All short term investments consist of corporate bonds, government agency bonds, or U.S. Treasury Notes and Bonds, are investment grade rated or better, and mature within 12 months. The Company has the ability and the intention to hold all investments to maturity, and as such are classified as held-to-maturity investments and carried at amortized cost. The total recognized interest expense on the premium we paid for the securities for the nine month period ended January 31, 2023 and 2022 is approximately $0.2 million and zero, respectively. Additionally, there has been no impairment on these investments.

The following table summarizes the Company’s short term investments as of January 31, 2023:

Category	Amortized Cost	Unrealized Gains (Losses)	Market Value
Corporate Bonds	$18,554	$54	$18,608
Government Bonds & Notes	8,079	$(22)	8,057
Government Agency	3,372	$419	3,791
Total Short term investments	$30,005	$451	$30,456

(d) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable, short term investments and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with entities with a reliable payment history. The Company invests its excess cash in a money market fund and short term held-to maturity investments and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of January 31, 2023 was approximately $14,000.

For the nine months ended January 31, 2023 and 2022, the Company had two and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 28% and 58% of the Company’s total revenues for the respective periods. For the three months ended January 31, 2023 and 2022, the Company had five and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 63% and 71% of the Company’s total revenues for the respective periods.

(e) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the nine months ended January 31, 2023 and 2022 was approximately $0.9 million and $0.9 million, respectively. For the three months ended January 31, 2023 and 2022, share-based compensation expense was $0.3 million in each period.

(f) Revenue Recognition

The Company accounts for revenues in accordance with Accounting Standards Codification 606 (ASC 606) for contracts with customers and Accounting Standards Codification 842 (ASC 842) for leasing arrangements. In relation to ASC 606, which states that a performance obligation is the unit of account for revenue recognition, the Company assesses the goods or services promised in a contract with a customer and identifies as a performance obligation as either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. When no observable standalone selling price is available, the standalone selling price is generally estimated based upon the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of January 31, 2023 or 2022. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

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

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenues by contract type since this method best represents the Company’s business. For the nine-month periods ended January 31, 2023 and 2022, all of the Company’s contracts were classified as firm fixed-price.

The Company at times enters into agreements with government agencies through Small Business Innovation Research (“SBIR”) contract agreements. These are typically fixed-priced agreements where the Company retains ownership of the data and grants the government a license with unlimited rights to use, disclose, reproduce, prepare derivative works and publicly distribute the data.

Time and materials agreements are billed based solely on the cost of time spent working on the contract and the material used.

As of January 31, 2023, the Company’s total remaining performance obligations, also referred to as backlog, totaled $2.5 million. The Company expects to recognize approximately 85%, or $2.1 million, for the remaining performance obligations as revenue over the next twelve months.

The Company also enters into lease arrangements for its PowerBuoys and Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PowerBuoy, WAM-V®, and components, while non-lease elements, which the Company expects to become more prevalent, generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided an option to extend the lease term or purchase the leased buoy or WAM-V® at some point during and/or at the end of the lease term.

At inception of a contract, the Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC Topic 842, “Leases”. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All others are treated as operating leases.

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term, or as agreed upon in-use days are utilized, which is presented in Revenues in the Consolidated Statement of Operations. The below table represents the total revenue recognized under ASC 606 and ASC 842 for the three and nine months ended January 31, 2023 and 2022.

	Three months ended January 31, 2023			Three months ended January 31, 2022
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Revenue	$559	$175	$734	$484	$—	$484

	Nine months ended January 31, 2023			Nine months ended January 31, 2022
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Revenue	$1,562	$190	$1,752	$1,003	$—	$1,003

(g) Other Income – Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act provided an employee retention credit (“ERC”), which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit was equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter.

During the three-month period ended October 31, 2022, the Company determined that it qualified for the tax credit under “CARES” and submitted claims of approximately $612,000 and $590,000 for the fiscal years ended April 30, 2021 and 2022, respectively, and recognized approximately $1,202,000 as other income in the statement of operations for the nine-month period ended January 31, 2023. Claimed ERC’s are expected to be settled during the year ended April 30, 2023 and have been recorded within other current assets in the accompanying balance sheet as of January 31, 2023.

In November 2022 the Company received approximately $205,000 from the IRS related to the receivable.

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

In computing diluted net loss per common share on the Consolidated Statement of Operations, potential exercises of warrants on common stock, options to purchase shares of common stock and non-vested restricted stock issued to employees and non-employee directors, totaling 8,010,373 and 6,356,123 for the nine months ended January 31, 2023 and 2022, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the periods.

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

(3) Account Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	January 31, 2023	April 30, 2022
	(in thousands)
Accounts receivable	$706	$482
Contract assets	93	386
Contract liabilities	1,334	129

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

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The decrease in contract assets is primarily a result of services performed relating to MAR projects for which revenue was recognized in prior periods but was billed during the nine months ended January 31, 2023.

Significant changes in the contract assets balances during the period were as follows:

Nine months ended January 31, 2023
(in thousands)
Transferred to receivables from contract assets recognized at the beginning of the period	$(1,646)
Revenue recognized and not billed as of the end of the period	1,353
Net change in contract assets	$(293)

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities is primarily due to payments received for the following; $1.0 million related to future grant revenue and $0.4 million for future sales revenue during the nine months ended January 31, 2023 for which revenue has not been recognized.

Significant changes in the contract liabilities balances during the period are as follows:

Nine months ended January 31, 2023
(in thousands)

Revenue recognized that was included in the contract liabilities balance as of the beginning of the period	$(447)
Payments collected for which revenue has not been recognized	1,652
Net change in contract liabilities	$1,205

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	January 31, 2023	April 30, 2022
	(in thousands)
Raw Materials	$1,191	$198
Work in Process	245	244
	$1,436	$442

(5) Other Current Assets

Other current assets consisted of the following at January 31, 2023 and April 30, 2022:

	January 31, 2023	April 30, 2022
	(in thousands)
Prepaid insurance	$424	$182
Prepaid software & licenses	135	127
Prepaid project costs	26	—
Prepaid sales & marketing	161	50
Employee retention credit receivable	997	—
Interest receivable	119	—
Other receivables	72	24
Prepaid expenses- other	63	84
	$1,997	$467

(6) Property and Equipment, net

The components of property and equipment, net as of January 31, 2023 and April 30, 2022 consisted of the following:

	January 31, 2023	April 30, 2022
	(in thousands)
Equipment	$869	$615
Computer equipment & software	623	571
Office furniture & equipment	59	352
Leasehold improvements	538	477
Construction in process	15	15
	2,104	2,030
Less: accumulated depreciation	(1,513)	(1,585)
	$591	$445

Depreciation expense was approximately $157,000 and $104,000 for the nine-month periods ended January 31, 2023 and 2022, respectively. During the nine months ended January 31, 2023, the Company had approximately $229,000 of fully depreciated fixed assets that were no longer in use that were written off. During the nine months ended January 31, 2023, the Company purchased approximately $302,000 of new equipment.

(7) Intangible Assets

The components of intangible assets, net as of January 31, 2023 and April 30, 2022 consisted of the following:

	January 31, 2023	April 30, 2022
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
Tradename	130	130
Customer Relationships	150	150
	$5,778	$5,778
Accumulated amortization	(1,761)	(1,642)
	$4,017	$4,136

Amortization expense was approximately $119,000 and $18,000 for the nine-month periods ended January 31, 2023 and 2022, respectively. Amortization expense was approximately $40,000 and $6,000 for the three-month periods ended January 31, 2023 and 2022, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to or impairment of goodwill during the nine-month period ended January 31, 2023.

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

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The lease includes an initial lease term of seven years which is set to expire in November of 2024, and contains an option to extend the lease for another five years. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities current and lease liabilities-long-term on the Company’s Consolidated Balance Sheets.

The Company also signed a new lease located in Houston, Texas for office space for our local employees. The lease term is for 1 year and is set to expire in January of 2024. ASC 842 allows a company an accounting policy election to recognize lease payments within the Consolidated Statement of Operations on a straight-line basis if the lease term is equal to or less than 12 months and not recognize a right-of use asset and lease liability. The accounting policy election is made on the commencement date of the lease. The Company has chosen this election for the Houston lease and classified it as a short-term lease.

The Company also has a lease with the University of California Berkeley in Richmond, California that was assumed as part of the MAR acquisition. The lease is currently a month-to-month lease in accordance with the lease agreement. In accordance with ASC 842, since the remaining lease term at the time of the acquisition of MAR was less than 12 months, the lease was not recognized as a right-of-use asset.

Subsequent to January 31, 2023 (see Note 18) the Company entered into a new lease for facility located in Oakland, California with a commencement date to be determined upon completion of work to be performed by the landlord. The term of the lease is for 62 months from the commencement date with an option of the Company to terminate the lease after 39 months if certain conditions are met. The rent will be approximately $25,000 per month and the facility will be utilized for our MAR business.

The operating lease cash flow payments for the three months ended January 31, 2023 and 2022 were $110,000 and $111,000, respectively. The operating lease cash flow payments for the nine months ended January 31, 2023 and 2022 were $326,000 and $315,000, respectively.

The components of lease expense in the Consolidated Statement of Operations for the three and nine months ended January 31, 2023 and 2022 were as follows:

	Three months ended January 31,		Nine months ended January 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating lease cost	$92	$92	$276	$276
Short-term lease cost	8	12	24	22
Total lease cost	$100	$104	$300	$298

Information related to the Company’s right-of use assets and lease liabilities as of January 31, 2023 was as follows:

January 31, 2023
(in thousands)

Operating lease:
Operating right-of-use asset, net	$522

Right-of-use liability- current	$320
Right-of-use liability- long term	282
Total lease liability	$602

Weighted average remaining lease term- operating leases	1.69 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

January 31, 2023
(in thousands)

Remainder of fiscal year 2023	$106
2024	398
2025	184
Total future minimum lease payments	$688
Less imputed interest	(86)
Total	$602

(10) Accrued Expenses

Accrued expenses consisted of the following at January 31, 2023 and April 30, 2022:

	January 31, 2023	April 30, 2022
	(in thousands)
Project costs	$363	$59
Contract loss reserve	-	328
Employee incentive payments	1,037	266
Accrued salary and benefits	50	60
Professional fees	55	30
Other	121	134
	$1,626	$877

(11) Warrants

Equity Classified Warrants

On April 8, 2019, the Company issued and sold 1,542,000 shares of common stock, and pre-funded warrants to purchase up to 3,385,680 shares of common stock. The public offering price for the pre-funded warrants was equal to the public offering price of the common stock, less the $0.01 per share exercise price of each warrant. The pre-funded warrants have no expiration date. As of January 31, 2023, all of the pre-funded warrants had been exercised.

The underwritten public offering also included the issuance of common stock warrants to purchase up to 4,927,680 shares of common stock that have an exercise price of $3.85 per share and expire five years from the issuance date. As of January 31, 2023, common warrants to purchase 732,500 shares of the common stock had been exercised.

The pre-funded and common warrants issued in the Company’s April 8, 2019 public offering did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and recorded as a component of shareholders’ equity in the Consolidated Balance Sheets.

(12) Paycheck Protection Program Loan

On March 27, 2020, the U.S. Government passed into law the CARES Act. On May 3, 2020, the Company signed a Paycheck Protection Program (“PPP”) loan with Santander as the lender for $890,000 in support through the Small Business Association (“SBA”) under the PPP Loan. The PPP Loan was unsecured and evidenced by a note in favor of Santander and governed by a Loan Agreement with Santander. The Company received the proceeds on May 5, 2020.

The Company filed its loan forgiveness application at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, and that the loan was fully forgiven. The Company recognized a gain on forgiveness of PPP loan of approximately $890,000 during the nine months ended January 31, 2022.

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

At subsequent shareholder meetings, including most recently in January 2023, the shareholders approved an aggregate increase to the 2015 Plan of 3,050,000 shares resulting in total shares authorized for issuance of 4,382,036 as of January 2023. As of January 31, 2023, the Company had approximately 38,000 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 711(a) of the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000. As of January 31, 2023, there were approximately 161,000 shares available for grant under the 2018 Inducement Plan. The 2015 Plan and the 2018 Inducement Plan together comprise the “Stock Incentive Plans”.

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

The Company granted options to acquire 601,089 and 793,850 share of common stock during the three and nine months ended January 31, 2023 and 2022, respectively. The weighted average grant date fair value of the options granted in January 2023 was approximately $376,000. The following assumptions were used to value the awards:

	Nine months ended January 31,
	2023	2022
Risk-free interest rate	3.5%	1.5%
Expected dividend yield	0%	0%
Expected life (in years)	5.5	5.6
Expected volatility	109.0%	121.9%

A summary of stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2022	1,110,356	$2.34	9.2
Granted	601,089	$0.68
Exercised	—	$—
Cancelled/forfeited	(135,903)	$1.88
Outstanding as of January 31, 2023	1,575,542	$1.75	9.0
Exercisable as of January 31, 2023	540,546	$3.19	7.9

As of January 31, 2023, the total intrinsic value of outstanding and exercisable options was approximately zero. As of January 31, 2023, approximately 1,035,000 options were unvested, which had an intrinsic value of $10,000 and a weighted average remaining contractual term of 9.5 years. There was approximately $230,000 and $183,000 of total recognized compensation cost related to stock options during each of the nine months ended January 31, 2023 and 2022, respectively. There was approximately $62,000 and $68,000 of total recognized compensation cost related to stock options during each of the three months ended January 31, 2023 and 2022, respectively. As of January 31, 2023, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Stock Options

A summary of performance stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2022	210,122	$2.20	8.8
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(8,466)	$2.93
Outstanding as of January 31, 2023	201,656	$2.17	8.1
Exercisable as of January 31, 2023	—	$—

As of January 31, 2023, approximately 202,000 performance stock options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 8.1 years. There was approximately $132,000 and $123,000 of total recognized compensation cost related to performance stock options during the nine months ended January 31, 2023 and 2022, respectively. There was approximately $31,000 and $62,000 of total recognized compensation cost related to performance stock options during the three months ended January 31, 2023 and 2022, respectively. As of January 31, 2023, there was approximately $22,000 of total unrecognized compensation cost related to non-vested performance stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock Units

Compensation expense for non-vested restricted stock units is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the nine months ended January 31, 2023 and 2022, the Company granted 1,608,681 and 777,764 shares, respectively, that were subject to both service-based and market-based vesting requirements.

A summary of non-vested restricted stock units under our Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2022	827,764	$1.41
Granted	1,608,681	$0.77
Vested and issued	(349,429)	$1.40
Cancelled/forfeited	(49,021)
Unvested at January 31, 2023	2,037,995	$0.91

There was approximately $549,000 and $43,000 of total recognized compensation cost related to restricted stock units for the nine months ended January 31, 2023 and 2022, respectively. There was approximately $185,000 and $14,000 of total recognized compensation cost related to restricted stock units for the three months ended January 31, 2023 and 2022, respectively. As of January 31, 2023, there was approximately $1,576,000 of unrecognized compensation cost remaining related to unvested restricted stock units granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.6 years.

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

The total carrying value of our short term investments approximates fair value due to the short term nature of these investments. As of January 31, 2023 and April 30, 2022, the carrying values were $30.0 million and $49.4 million, respectively.

Additionally, there is a Level 3 contingent liability related to earnouts as part of the MAR acquisition in the amount of $1.7 million as of January 31, 2023 as the inputs are currently unobservable to determine this fair value. As of January 31, 2023, the fair value of this contingent liability from the time that MAR was acquired has increased by approximately $0.1 million from $1.6 million.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the three and nine months ended January 31, 2023 and 2022.

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

(16) Income Taxes

Uncertain Tax Positions

We account for income taxes in accordance with ASC 740 . The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has no current or deferred tax due to current and projected losses for the year.

The Company has appealed the results of the income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed (see Note 15).

At January 31, 2023, the Company had no uncertain tax positions. The Company does not expect any material increase or decrease in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

Income Tax Benefit

The Company has sold New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer program which has resulted in $278,000 and $1.0 million of income tax benefit related to the three and nine months ended January 31, 2023 and January 31, 2022, respectively.

(17) Operating Segments and Geographic Information

The Company’s business consists of one reportable segment as the revenues associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and our chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates worldwide, with its U.S. operations in New Jersey, California and Texas, one operating subsidiary in the UK and one subsidiary which was discontinued during 2022 in Australia. Revenues and expenses are generally attributed to the operating unit that bills the customers. During each of the three and nine months ended January 31, 2023 and 2022, the Company’s primary business operations were in North America.

(18) Subsequent Events

The Company entered into a new lease for facility located in Oakland, California with a commencement date to be determined upon completion of work to be performed by the landlord. The term of the lease is for 62 months from the commencement date with an option of the Company to terminate the lease after 39 months if certain conditions are met. The rent will be approximately $25,000 per month and the facility will be utilized for our MAR business.

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

We provide ocean data collection and reporting, marine power, offshore communications, and Maritime Domain Awareness (“MDA”) products, integrated solutions, and consulting services. We offer our products and services to a wide range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. We are involved in the entire life cycle of product development, from product design through manufacturing, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. We also work closely with our third party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions enable technologies for autonomous, zero or low carbon emitting economical data collection and analysis. Our solutions also offer transportation and communication in ocean and other offshore environments and generate actionable intelligence via a variety of inputs. We then channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments.

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

Business Update Regarding Macroeconomic Conditions

Adverse macroeconomic conditions, including inflation, slower growth or recession, policy changes, higher interest rates, and currency fluctuations may have a negative impact on our business. Ongoing labor pool shortages are continuing and are impacting some of our delivery deadlines. These adverse conditions could impact the spending budgets of our customers, and therefore could adversely affect the sales of our products and services. In addition, the Company maintains its cash accounts with financial institutions. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so.

We will continue to monitor these conditions, and, if necessary, adjust our operations in response to these conditions.

Our Solutions

Data as a Service

Our DaaS solution is at the forefront of our strategic plan to be a leader in offshore data collection, integration, analytics and real time communication for a variety of important applications. For example, our solutions can track surface vessel movement for maritime border enforcement and illegal fishing interdiction, provide security for offshore wind farms and oil and gas fields, or provide harbor or port security as well as logistics support. We have the ability to support aquaculture and gather information on ocean currents, water quality, wind and other weather metrics, and map shorelines or subsurface areas. Additionally, we offer 24/7 monitoring solutions that can provide meaningful real time information, and long term data collection and analytics for sophisticated applications across many industries and scientific applications.

As part of our DaaS offering, in October 2020, the Company entered into an agreement with Adams Communication & Engineering Technology, Inc. (“ACET”) to conduct a feasibility study for the evaluation of a PB3 PowerBuoy® (“PB3”) power and 5G communications solution in support of the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”). We have further expanded our Data as a Service offering through field demonstration such as ANTX Coastal Trident 2022, as well as contracts with a US government services provider for an MDAS demonstration off the US West Coast, Naval Task Force 59 for the Digital Horizon field exercise and the International Maritime Exercise (IMX) in Bahrain, Sulmara for survey services, and Phase I funding through NOAA’s SBIR program.

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

Our MDAS processes data onboard our buoys using edge computing and transmits the results to our cloud-based analytics platform via secure Wi-Fi, and cellular communications. We anticipate integrating WAM-Vs® into our MDAS solution to add mobile assets for patrols or interdiction and utilizing satellite communication to expand the availability of our data service. Surveillance data can be integrated with third party marine monitoring software or with our own MDA software solution developed together with leading partners in the technology industry to provide command and control features of a multi-buoy surveillance network. This network can be coordinated with the use of our WAM-Vs® so that customers can have mobile sensor networks linked to our self-powered buoy data and communication hubs. The data can also be integrated with satellite, weather, bathymetric, and other third party data feeds to form a detailed surface and subsea picture of a monitored area. All vessel video, radar, and track data is securely stored in our cloud, or the customer’s cloud, environment and is accessible for as long as required by the customers for further analysis and reference.

In May 2022, the Company launched the first commercially-ready MDAS on a test buoy off the coast of New Jersey. The system includes our proprietary integration of sensors, hardware and software, supported by cloud infrastructure as well as having a web-based user interface that displays camera, radar, AIS and live chart data. We have successfully demonstrated the system multiple times for potential customers and it was showcased in San Diego Bay at the U.S. Navy’s Advanced Naval Technology Exercise in August 2022. We continue to develop our MDAS with hardware optimization and feature enhancements.

Autonomous Vehicles (“WAM-V®”)

On November 15, 2021, the Company acquired all of the outstanding equity interest of Marine Advanced Robotics, Inc. (“MAR”). Founded in 2004, MAR is the developer of the patented Wave Adaptive Modular Vessel (WAM-V®) technology, which enables roaming capabilities for unmanned maritime systems in waters around the world. MAR launched the first WAM-V® in 2007 as a new vessel class to deliver reliable autonomous surface vehicles to customers that could provide robust, real-time data collection and reporting. MAR also provides RaaS, (Robotics as a Service) allowing customers to lease WAM-V® robotics and access information from our WAM-Vs® while we maintain ownership and maintenance and repair responsibilities. Today, WAM-Vs® operate in 11 countries for commercial, military and scientific uses. Our WAM-Vs® exist in three primary sizes, 8, 16, and 22 feet, however, many of the design components are common across the sizes, allowing for integration of different payloads and adaption of the payload platforms for larger equipment. All sizes can be adapted to suit different propulsion methods.

This acquisition immediately provided the Company with an established product line that highly complements the Company’s business strategy and can be used inshore, nearshore, and offshore. Since the acquisition, the business of MAR has continued to grow and is further expanding into its core marine survey and maritime security markets in Europe, Asia, Oceania and the Americas. We continue to find ways to integrate MAR technology with the Company’s existing platforms and service offerings, and expect to take advantage of new synergistic opportunities as they arise. During the quarter ended January 31, 2023,the Company participated in the Digital Horizon demonstration for the U.S. Navy in Bahrain which has led to additional opportunities to cross sell our autonomous vehicles. In addition, we plan to integrate the MDAS platform onto the WAM-V® to expand our MDA offering to provide a roaming MDA solution to our customers.

Power as a Service

PaaS solutions deliver value to customers by utilizing our managed power platforms. We continue to develop and commercialize our proprietary power platforms that generate electricity primarily by harnessing the renewable energy of ocean waves for our PB3 and solar power for our hybrid PowerBuoy® (the “hybrid PB”), and have the option of adding small wind turbines to supplement power generation. We also continue to commercialize our subsea battery for subsea power applications and as additional storage when combined with our buoy platforms. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required. Moreover, offshore data and communications networks require power to function, and our solution solves for this need without requiring ongoing battery replacement or older technologies such as shore to station power cables. Many of the lessons learned from the deployments of both our PB3, including with Enel Green Power Chile, LTDA (“EGP”) for which we received final acceptance during the third quarter of fiscal 2023, and hybrid PB are being used to develop the next generation of PowerBuoy® systems that is based on modularity for Wave Energy Converter (“WEC”) and non-WEC applications. The PB3 and hybrid PB will continue to be available and supported.

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

The PB3 is designed to generate power for use independent of the power grid in offshore locations. The hull consists of a main spar structure compliantly moored to the seabed and surrounded by a floating annular structure that can freely move up and down in response to the passage of the waves. The PTO system includes a mechanical energy conversion system, an electrical generator, a power electronics system, our control system, and our ESS which is sealed within the hull. As ocean waves pass the PB3, the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is stored within the ESS.

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

Customized solutions are also available for the PB3 including the addition of subsea sensors to monitor for acoustic signatures, tsunami activity, and water quality.

hybrid PowerBuoy®

The hybrid PB is an alternative platform to the PB3, and utilizes solar and wind power to supplement its propane engine, and providing reliable power in remote offshore locations, regardless of ocean wave conditions. We believe this product addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The hybrid PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of subsea power applications, such as a surface communications hub for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles (“AUV”) used for underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium ion batteries which can power subsea and topside payloads. The control system uses sensors and an onboard computer to continuously monitor the hybrid PB subsystems. The hybrid PB is designed to be able to operate over a broad range of temperature and ocean wave conditions. It has a 30kW-hour battery system and carries up to 1.2MW-hour energy when combined with the current onboard propane storage system.

Subsea Battery

Our subsea battery is complementary to both the PB3 and hybrid PB products and can be deployed together with our PowerBuoys® or as a standalone unit. It offers customers the option of placing additional modular and expandable energy storage on the seabed near existing, or to be installed, subsea equipment. Our pressure-tested lithium-iron phosphate subsea batteries supply power that can enable subsea equipment, sensors, communications and AUV and eROV recharge. Our PB3 and hybrid PB are complementary to the subsea batteries by providing a means for recharging during longer term deployments, or the batteries can be used independently for shorter term deployments.

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

We intend to continue to grow our service sectors and strengthen our solutions through internal developments, partnerships, and potential acquisitions. Our Strategic Consulting Services were materially expanded with the acquisition of 3dent Technology, LLC (“3Dent”), in February 2021. Our team of dedicated consultants/designers has expertise in structural engineering, hydrodynamics and naval architecture. Consulting services include simulation engineering, developing purpose specific software, concept design and motion analysis. We also offer a full range of high-level offshore engineering to offshore wind developers, offshore construction companies, drilling contractors, major oil companies, service companies, shipyards, and engineering firms. For example, we advise offshore drill rig owners, including owners of floaters, jackups, and lift boats. The Company has seen an increase in consulting services activity for conventional offshore energy and for offshore wind projects over the last year.

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

Based on recent market analysis, several emerging themes are shaping the offshore maritime domain awareness sector for commercial and defense applications, as highlighted by the National Plan to achieve MDA released by the Department of Homeland Security (“DHS”) and the Government Accountability Office (“GAO”) in their ‘Uncrewed Maritime Systems’ 2022 report on Maritime Security. Large defense contractors are expanding into the “ocean data collection” space by acquiring small and mid-size unmanned and autonomous surface and subsea vehicle companies. Uncrewed systems are increasingly in demand by defense and security and commercial companies to reduce costs and improve safety in offshore operations. Also, geopolitical developments such as the need for countries to protect their exclusive economic zones from illegal fishing activities and protect natural resources on the seabed are accelerating the adoption of solutions or technologies that collect, transmit, and synthesize data to provide actionable intelligence and decision-advantage to clients. For example, in its ‘Technology Outlook 2030’, Det Norske Veritas, Inc, (“DNV”), a leading operator of quality assurance and risk management in maritime, oil and gas and the energy industries, observed that all-electric systems are gaining popularity in subsea applications due to their cost-efficiency and reduced environmental impact. DNV predicts that all-electric subsea systems will play a critical role in the industry’s transition to a more sustainable future. These trends reinforce the increasing need for products, solutions, and services in the offshore maritime domain awareness sector, particularly for uncrewed and sentinel systems that can improve safety and reduce costs.

We serve a diverse range of leading customers in this sector, including defense and security organizations, offshore wind, science and research, ports and harbors, and oil & gas companies. Our pipeline continues to grow with a healthy mix of defense and security and commercial opportunities, as we witness growing interest from offshore wind companies for autonomous monitoring, surveillance and survey-related services during various stages of the project development cycle. Additionally, we are also attracting interest targeted toward subsea applications, using proprietary sensor payloads for environmental monitoring and subsea intelligence. Our buoys and WAM-Vs® are uniquely able to deliver these services either as a standalone solution or in combination with other systems. Furthermore, we are becoming a reliable player in the hydrography survey market, particularly in the shallow water environment.

Commercial Activities

We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. For the nine months ended January 31, 2023 and 2022, the Company had two and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 28% and 58% of the Company’s total revenue for the respective periods. For the three months ended January 31, 2023 and 2022, the Company had five and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 63% and 71% of the Company’s total revenue for the respective periods.

In order to achieve success in ongoing efforts to commercialize our products, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power.

Current and Recent Contracts

●	Our November 2021 MAR acquisition has led to contracts to build WAM-Vs® for Brigham Young University, Nippon Kaiyo, Australian Defense, S.T. Hudson, and Applied Research Lab at University of Hawaii, and has resulted in leased WAM-Vs® to Sulmara and other commercial customers and universities as well as government related projects such as Task Force 59 and IMX.

●	In October 2022, we entered into a contract with WildAid to further develop capabilities to combat IUU fishing. This is the third consecutive year that MAR has been selected for this work.

●	In fiscal year 2022, the Company completed a Phase I study for the Department of Energy (DOE) Small Business Innovation Research (SBIR) program, evaluating the feasibility of the next generation wave energy conversion technology. In Q2 fiscal year 2023, the Company was awarded a Phase II contract, providing funding for the detailed design, construction, and in-water testing of the initial prototype for this next generation wave energy system. The program commenced in Q3 fiscal year 2023 and is planned to extend through Q4 fiscal year 2024.

●	For the nine months ended January 31, 2023, our Strategic Consulting Services continued to generate revenues from both existing and new customers of approximately $644,000. Notably, we advanced several large projects in the pipeline with larger oil and gas operators and offshore wind developers.

●	In May 2022, the Company entered into a contract with a major oil and gas operator to evaluate the use of wave energy conversion systems to help decarbonize their offshore operations. The feasibility study was completed in the second quarter of fiscal year 2023 and discussions continue to identify opportunities to demonstrate wave conversion technology in support of various applications supporting offshore oil and gas operations.

●	In September 2022, the Company entered into a contract with a major US government services contractor to demonstrate our MDAS capabilities. The scope includes supply of a PB3 equipped with MDAS and a deepwater mooring system, as well as technical support for offshore installation of the system. The system will be deployed for a 9-month demonstration, scheduled to begin in Q1 fiscal year 2024.

●	In August 2022, we received a NOAA Phase I SBIR Grant for research related to dynamic swarming of USVs for hydrographic survey in post disaster recovery efforts.

●	In September 2022, the Company was part of a group awarded funding by the U.S. DOE to develop advanced autonomous robotic technology for environmental monitoring of marine ecosystems, at and below the waterline, at offshore wind power sites on the West Coast of the United States.

●	In September 2019, we entered into two contracts with subsidiaries of EGP, which included the sale of a PB3 and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) which was the Company’s first deployment off the coast of Chile. Due to the COVID-19 pandemic and other factors, force majeure was declared in April 2020 and delayed the deployment. In April 2021, the Company resumed the deployment process and placed the PB3 in the water. During fiscal 2022, deployment of the PB3 was completed. Final Acceptance was achieved in January 2023 upon satisfactory installation. The customer paid their final invoice and released the letter of credit. Our warranty obligations extend through January 2024 and are secured by a letter of Credit.

Business Relationships

We believe that our solutions are best developed, sold, deployed, and maintained together with subject matter experts in their respective fields. This enables the Company to protect, maintain, and evolve our various platforms and integrate them with surface and subsea payloads. The Company has previously entered into business relationships focused on including, but not limited to, deployment and installations, sourcing of surface payloads, and integration with autonomous vehicles. To augment the further development the MDAS, we maintain ongoing strategic software and robotics partnerships with two software companies, Greensea Systems, Inc. and Fathom5. We believe the business relationships with Greensea and Fathom5 will further the development, alongside our internal technology resources, of our next-generation MDAS product for the maritime industrial market and governmental defense and security organizations.

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

Business Strategy

During fiscal 2023, we continue to advance our marketing programs, products, and solutions. We have made progress in transitioning from an R&D focused organization to more robust commercialization efforts and we are moving further into the ocean DaaS market. We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital to more effectively target potential customers from demand generation to close of contract. In addition, we are focusing on customer care and service efforts to increase repeat business opportunities. This strategy was further enhanced by our acquisition of MAR in November 2021.

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

Historically, demonstration projects have been a requisite step towards broad solution deployment and revenues associated with specific applications such as our New Jersey MDAS test array as part of our DaaS solution and to highlight these capabilities. Customers may want their own dedicated demonstration depending on customer needs. During a typical demonstration project’s specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of the Company and its capabilities. Such demonstrations are often a required step prior to leasing and may include negotiation of standard terms and conditions. Many proposals contain provisions which would provide the option to purchase or lease our PowerBuoy® or WAM-V® product upon successful conclusion of the demonstration project. The Company has successfully demonstrated the capabilities of many of its solutions on its own or in customer-sponsored evaluation projects and remains focused on further demonstrations to build customer awareness and confidence and to drive revenue.

The Company is pursuing a long-term growth strategy to expand its market value proposition while growing the Company’s revenue base. This strategy includes partnerships with leading companies and organizations in adjacent and complementary markets. We continue to develop our PowerBuoy® and WAM-V® products for use in offshore power, data acquisition, and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions, purchases or leases. We believe our DaaS and PaaS solutions, together with our platforms, are well suited to enable unmanned, autonomous (non-grid connected) offshore applications, such as topside and subsea surveillance and communications, subsea equipment monitoring, early warning systems platform, subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions and we intend to sell and/or lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. We continue to increase our commercial capabilities through new hires in sales, engineering, product development, safety, and application support, and through engagement of expert market consultants in various geographies. As our MDAS development continues, we expect that this will also include data and cloud services.

●	Expand customer system solution offerings through new complementary products that enable more cost-efficient deployments that make shorter missions more feasible. We are continuously innovating new solutions to deliver enhanced value to our customers, such as enhancing our MDAS and improving our deployment platforms solutions, such as our PowerBuoys® and WAM-Vs®. We are currently developing our next generation Power Buoy that incorporates wave, wind, and solar power generation capabilities in a robust yet cost effective system that supports shorter term missions as well as the ability to operate in near shore and low wave environments. This effort is partially funded by the DOE SBIR Phase II award. In addition, we have future plans to integrate PB3 and WAM-V® capabilities, including the possibility of adding recharging capabilities to our PowerBuoys, and MDAS capabilities to include our WAM-Vs®, thus extending our reach and providing both fixed and mobile MDAS offerings to our customers.

The Company has a subsea battery system available to commercial clients that is complementary to the Company’s PowerBuoy® products. The subsea battery system offers the ability to create a seafloor energy storage solution for remote offshore operations. These subsea battery systems contain lithium-iron phosphate batteries, which provide high power density to supply power to subsea equipment, sensors, communications, and the recharging of AUVs and eROVs. Ideal for many remote offshore customer applications, these subsea battery systems are designed to be safe, high performance, cost-efficient, and quickly deployable. The Company’s PowerBuoy® products can also be used with other providers’ battery systems.

Our WAM-Vs® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The ability to disassemble a WAM-V® reduces the footprint by as much as 75%, and as a result, a 20-foot container can hold four 16-foot WAM-Vs®. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

●	Focus sales efforts in key global markets in the U.S., Europe, Canada, Asia and Australia. While we are marketing our products and services globally, we have focused on several key markets and applications, including U.S. and foreign defense and security applications with our MDAS offering; subsea power for oil and gas; and the hydrographic survey market with regard to our WAM-Vs®. We believe that each of these areas has demand for our solutions, sizable end market opportunities, and high levels of industrialization and economic development. We have an office in Houston, Texas that enables us to further support our customers and strengthen our dialogue with our solution partners. During fiscal 2022, we added an office in Richmond, California through our acquisition of MAR. During fiscal 2022, we also further streamlined our global operation by selecting to work with partners in active offshore markets, such as the North Sea. These relationships continue to be evaluated against performance criteria during fiscal 2023. We are in active discussions with potential partners in North and South America, the Caribbean, Southeast Asia and West Africa.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of expanding visibility to our products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. We have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly, including, for example, our acquisition of 3Dent and MAR.

●	Partner with fabrication, deployment and service support. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. We believe this domestically distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Survey and security market applications. With the addition of our WAM-V® products, we are able to increase our ability to lease vehicles specifically to support shoreline and offshore survey markets as well as security applications while integrating MDA into these solutions.

Liquidity

During the nine months ending January 31, 2023, the Company incurred a net loss of approximately $16.8 million and used cash in operations of approximately $16.1 million. The Company has continued to make investments in ongoing product development efforts and in building inventory in anticipation of, and in support of, future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, and deployment risks and integration of acquisitions.

The Company previously obtained equity financing through its At the Market Offering Agreement (“ATM”) with A.G.P/Alliance Global Partners (“AGP”) and through its equity line financing with Aspire Capital Fund, LLC (“Aspire Capital”), but the Company cannot be certain that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all.

Management believes the Company’s cash balance of $11.0 million and short term investments balance of $30.0 million at January 31, 2023 is sufficient to fund its planned operations through at least March 2024.

Capital Raises

At the Market Offering Agreement: On November 20, 2020, the Company entered into an At-the-Market Offering Agreement with AGP (the “2020 ATM Facility”) pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. The Company’s common stock will be sold at prevailing market prices at the time of sale, and, as a result, prices will vary. Although the Company initially only had filed to sell up to $50.0 million, a prospectus supplement was filed on January 10, 2022 to allow the Company to sell an additional $25.0 million of common stock up to a total of $75.0 million under the 2020 ATM Facility. As of January 31, 2023, an aggregate of $50.0 million remained available under this facility, subject to the filing of a prospectus supplement for an additional $25.0 million.

Equity Line Common Stock Purchase Agreement: On September 18, 2020, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeded the 19.99% limit of the outstanding common stock on the date of the agreement. Through January 31, 2023, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement with approximately $0.7 million remaining on the facility as of January 31, 2023.

The sale of additional equity or convertible securities could result in dilution to our shareholders. If additional funds are raised through the issuance of debt securities or preferred stock; these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. The Company has obtained equity financing through its ATM Agreement with AGP and the Aspire Capital financing, but the Company cannot be certain that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

Backlog

As of January 31, 2023, the Company’s backlog was $2.5 million. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2022. There were no material changes to our critical accounting estimates or accounting policies during the nine months ended January 31, 2023.

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

Revenues

A performance obligation is the unit of account for revenue recognition in accordance with Accounting Standards Codification 606 (ASC 606) or Accounting Standards Codification 842 (ASC 842) which identifies how to recognize revenue in leasing arrangement. For revenue recognized under ASC 606, The Company assesses the goods or services promised in a contract with a customer and identifies as a performance obligation as either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. When no observable standalone selling price is available, the standalone selling price is generally estimated based upon the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The nature of the Company’s contracts may give rise to several types of variable considerations, including unpriced change orders and liquidated damages and penalties. Variable considerations can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration related to open contracts as of January 31, 2023 and 2022.

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

The Company has two types of fixed price contracts, firm fixed price and cost-sharing. Under firm fixed price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenues, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenues by contract type since this method best represents the Company’s business. For the nine-month periods ended January 31, 2023 and 2022, all of the Company’s contracts were classified as firm fixed price.

As of January 31, 2023, the Company’s total remaining performance obligations, also referred to as backlog, totaled $2.5 million. The Company expects to recognize approximately 85%, or $2.1 million, of the remaining performance obligations as revenue over the next twelve months.

The Company also enters into lease arrangements for its PB3 and WAM-V® with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PB3 or WAM-V® and components, while non-lease elements generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided an option to extend the lease term or purchase the leased asset at some point during and/or at the end of the lease term.

The Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC Topic 842, “Leases”. At inception of the contract, the Company evaluates the lease against the lease classification criteria within ASC Topic 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All others are treated as an operating lease, either under the right of use classification or short-term operating lease.

The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term based on time or usage as presented in Revenues in the Consolidated Statement of Operations. The lease income for the three months ended January 31, 2023 and 2022 was $175,000 and zero, respectively.

For the nine months ended January 31, 2023 and 2022, the Company had two and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 28% and 58% of the Company’s total revenue for the respective periods.

For the three months ended January 31, 2023 and 2022, the Company had five and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 63% and 71% of the Company’s total revenue for the respective periods.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the nine months ended January 31, 2023 and 2022.

	Nine months ended January 31,
Customer Location*	2023	2022

North America	82%	83%
South America	4%	16%
Europe	—%	1%
Asia and Australia	14%	—%
	100%	100%

* For US Government contracts, the revenue is classified as North American however, location of operations may differ.

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

Operating Expenses

Engineering and product development costs

Our engineering and product development costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product development and unfunded research activities. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy® system and other products, to enhance and optimize data monitoring and controls systems, and to the development of new products, product applications and complementary technologies. We expense all of our product development costs including engineering product development costs as incurred.

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and support of our products, and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

Interest income, net

Interest income, net consists of interest received on cash, cash equivalents, and short term investments and interest paid on certain obligations to third parties as well as amortization expense related to the premiums on the purchase of short term investments.

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

We maintain cash accounts that are denominated in British pounds sterling in addition to U.S. dollars. These foreign-denominated accounts had an aggregate balance of $14,000 as of January 31, 2023 and $28,000 as of April 30, 2022, compared to our total cash, cash equivalents, short term investments, and restricted cash balances of $41.1 million as of January 31, 2023 and $57.7 million as of April 30, 2022.

In addition, a portion of our operations is conducted through our subsidiaries in countries other than the U.S., and specifically Ocean Power Technologies Ltd. in the United Kingdom, the functional currency of which is the British pound sterling. This subsidiary has foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. The Company is in the process of winding down its Australian subsidiary, which is expected to be completed during fiscal 2023. The unrealized gains or losses resulting from foreign currency balances translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains and losses are recognized within our Consolidated Statements of Operations.

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

Three months ended January 31, 2023 compared to the three months ended January 31, 2022

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2023 and 2022.

	Three months ended October 31,
	2023	2022

Revenues	$734	$484
Cost of revenues	598	597
Gross margin (loss)	$136	$(113)
(Gain)/loss from change in fair value of consideration	373	(60)
Operating expenses	6,820	5,439
Operating loss	$(7,057)	$(5,492)
Interest income, net	229	16
Other income, proceeds from insurance claim	458	—
Foreign exchange gain	2	5
Loss before income taxes	$(6,368)	$(5,471)
Income tax benefit	278	—
Net loss	$(6,090)	$(5,471)

Revenues

Revenues for the three months ended January 31, 2023 and 2022 were $0.7 million and $0.5 million, respectively. The year-over-year increase was primarily due to higher levels of revenue stemming from MAR which increased revenue by $0.2 million for the three month ended January 31, 2023.

Cost of revenues

Cost of revenues for the three months ended January 31, 2023 and 2022 were $0.6 million and $0.6 million, respectively. The lack of movement despite the increase in revenue is related to better margins on our strategic consulting services and government related grants with NOAA and DOE in the current year.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the three months ended January 31, 2023 was $0.4 million relating to an adjustment of the contingent consideration liability based on actual and forecasted revenues relating to the MAR acquisition. The previous year related to an adjustment to a 3Dent earnout liability in relation to their acquisition.

Operating expenses

Operating expenses for the three months ended January 31, 2023 and 2022 were $6.8 million and $5.4 million, respectively. The increase of approximately $1.4 million was the result of an increase in employee related costs of $1.0 million due to increased headcount, an increase in product development costs of $0.3 million, and an increase in office related expenses of $0.1 million from the prior year.

Interest income

Interest income for three months ended January 31, 2023 and 2022 was $0.2 million and $16,000, respectively. The increase was directly related to the short term investments we made during the fourth quarter of fiscal 2022. As such, there were no short term investments held for the three months ended January 31, 2022.

Other income

Other income for the three months ended January 31, 2023 and 2022 was $0.5 million and zero, respectively. The amount in the current year relates to proceeds received for an insurance claim.

Nine months ended January 31, 2023 compared to the nine months ended January 31, 2022

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2023 and 2022.

	Nine months ended
	2023	2022

Revenues	$1,752	$1,003
Cost of revenues	1,382	1,320
Gross margin (loss)	$370	$(317)
(Gain)/loss from change in fair value of consideration	154	(60)
Operating expenses	19,546	15,451
Operating loss	$(19,330)	$(15,708)
Interest income, net	604	56
Other income, proceeds from insurance claim	458	—
Other income, employee retention credit	1,202	—
Gain on extinguishment of PPP loan	—	890
Foreign exchange gain	2	—
Loss before income taxes	$(17,064)	$(14,762)
Income tax benefit	278	1,041
Net loss	$(16,786)	$(13,721)

Revenues

Revenues for the nine months ended January 31, 2023 and 2022 were $1.8 million and $1.0 million, respectively. The year-over-year increase was primarily due to higher levels of revenue stemming from the acquisition of MAR which produced $0.9 million in revenue as of January 31, 2023. The MAR acquisition took place in November 2021 with $0.2 million in revenue as of the nine months ended January 31, 2022.

Cost of revenues

Cost of revenues for the nine months ended January 31, 2023 and 2022 were $1.4 million and $1.3 million, respectively. The increase of approximately $0.1 million over fiscal year 2022 was mostly due to the acquisition of MAR and their related projects for the nine months ended January 31, 2023 which were part of the Company for only three of the nine months ended January 31, 2022.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the nine months ended January 31, 2023 was $0.2 million relating to an adjustment of the contingent consideration liability based on actual and forecasted revenues relating to the MAR acquisition. The previous year related to an adjustment to a 3Dent earnout liability in relation to their acquisition.

Operating expenses

Operating expenses for the nine months ended January 31, 2023 and 2022 were $19.5 million and $15.5 million, respectively. The increase of approximately $4.0 million was the result of an increase in employee related costs of $1.9 million due to increased headcount and the inclusion of MAR employees for nine months in the current year and only 2 months in the prior year, an increase in product development related costs of $1.6 million, an increase in office related expenses of $0.3 million and an increase in corporate costs of $0.2 million from the prior year.

Interest Income

Interest income for the nine months ended January 31, 2023 and 2022 was $0.6 million and $0.1 million, respectively. The increase was directly related to the short term investments we made during the fourth quarter of fiscal 2022. As such, there were no short term investments held for the nine months ended January 31, 2022.

Extinguishment of Debt

The Company filed its loan forgiveness application for the PPP loan at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, the loan was fully forgiven and the Company recognized a gain on extinguishment of PPP loan of $0.9 million in its Consolidated Statement of Operations for the nine months ended January 31, 2022.

Other income

Other income for the nine months ended January 31, 2023 and 2021 was $1.7 million and zero, respectively. The amount in the current year relates to employee retention credits applied for previously filed payroll tax returns with the Internal Revenue Service of $1.2 million and proceeds received for an insurance claim of $0.5 million.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $16.8 million and $13.7 million for the nine months ended January 31, 2023 and 2022, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the nine months ended January 31, 2023, net cash flows used in operating activities was $16.1 million, an increase of $0.3 million compared to net cash used in operating activities during the nine months ended January 31, 2022 of $15.8 million. This reflects an increase in net loss of $3.1 million and an increase in inventory of $ 0.8 million, primarily offset by a gain on extinguishment of the PPP loan of $0.9 million, an increase in contract liabilities of $1.2 million the payment of litigation payable in the prior year of $1.2 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities during the nine months ended January 31, 2023 was $18.9 million, compared to $3.9 million cash used in investing activities during the nine months ended January 31, 2022. The increase in net cash provided by investing activities was primarily due to the redemption of short term investments of $49.6 million, partially offset by the purchase of short term investments of $30.4 million during the nine months ended January 31, 2023.

Net cash (used in) provided by financing activities

Net cash used in financing activities during the nine months ended January 31, 2023 of $14,000 relates to the acquisition of treasury stock. Net cash provided by financing activities during the nine months ended January 31, 2022 of $90,000 relates to the number of stock option exercises in the prior year while no options were exercised in the current year.

Effect of exchange rates on cash and cash equivalents

There was no effect of exchange rates on cash and cash equivalents during the nine months ended January 31, 2023 and there was a decrease of approximately $14,000 during the nine months ended January 31, 2022. The effect of exchange rates on cash and cash equivalents stems primarily from gains or losses on consolidation of foreign subsidiaries and foreign denominated cash and cash equivalents.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of January 31, 2023, our aggregate year to date revenues were $1.8 million, our aggregate year to date net losses were $16.8 million, our year to date net cash used in operating activities was $16.1 million and our accumulated deficit was $270.6 million.

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on a number of factors, including but not limited to:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;

●	the continued impact of COVID-19 and the inflation related to the U.S. dollar on our business, operations, customers, suppliers and manufacturers and personnel;

●	our ability to meet product development, manufacturing and customer delivery deadlines may be impacted by disruptions to our supply chain, primarily related to labor shortages and manufacturing and transportation delays both here in the U.S. and abroad;

●	our acquisitions and our ability to integrate them into our operations may use significant resources, be unsuccessful or expose us to unforeseen liabilities;

●	our estimates regarding future expenses, revenues, and capital requirements;

●	our ability to identify and penetrate markets for our products, services, and solutions;

●	our ability to effectively respond to competition in our targeted markets

●	our ability to establish relationships with our existing and future strategic partners may not be successful;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology, products and solutions;

●	our ability to improve the power output and survivability of our products;

●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;

●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives;

●	our history of operating losses, which we expect to continue for at least the short term and possibly longer; and

●	our ability to protect our intellectual property portfolio.

Our business is capital intensive, and through January 31, 2023, we have been funding our business principally through sales of our securities. As of January 31, 2023, our cash and cash equivalents, restricted cash, and short term investments balance was $41.1 million and we expect to fund our business with this amount and, to a lesser extent, with our profits. Management believes the Company’s current cash and cash equivalents, and short term investments, are sufficient to fund its planned expenditures through at least March 2024.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2023 to ensure that non-financial statement and related disclosure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since we began operations in 1994, including net losses of $16.8 million during the first nine months of fiscal year 2023 and $13.7 million during the same nine month period in fiscal year 2022. As of January 31, 2023, we had an accumulated deficit of $270.6 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT INDEX

10.1		Form of Restricted Stock Unit Agreement for Non-Directors

10.2		Form of Restricted Stock Unit Agreement for Directors

10.3		Form of Non-Qualified Stock Option Agreement

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – January 31, 2023 (unaudited) and April 30, 2021, (ii) Consolidated Statements of Operations (unaudited) – three and nine months ended January 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and nine months ended January 31, 2023 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and nine months ended January 31, 2023 and 2022 (v) Consolidated Statements of Cash Flows (unaudited) –nine months ended January 31, 2023 and 2022, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.
(Registrant)

Date: March 13, 2023		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: March 13, 2023		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

