Form 10-K
period 2023-04-30
Ocean Power Technologies, Inc.
filed 2023-07-28
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-33417

Ocean Power Technologies, Inc.

Delaware	22-2535818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 ENGELHARD DRIVE, SUITE B

MONROE TOWNSHIP, NJ 08831

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (609) 730-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001	OPTT	NYSE American
Series A Preferred Stock Purchase Rights	n/a	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $40.8 million based on the closing sale price of the registrant’s common stock on that date as reported on the NYSE American.

The number of shares outstanding of the registrant’s common stock as of July 28, 2023 was 58,730,917.

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

Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year. References to fiscal 2023 are to the fiscal year ended April 30, 2023.

Unless the context indicates otherwise, the terms “Company,” “Ocean Power Technologies,” “OPT,” “we,” “our” or “us” as used herein refers to Ocean Power Technologies Inc. and its subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Overview

Our solutions focus on four major service areas: Data as a Service (“DaaS”), which includes data collected by our Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or our PowerBuoy® product lines; Robotics as a Service (“RaaS”), which provides a lower cost subscription model for our customers to access use of our WAM-V’s®; Power as a Service (“PaaS”), which includes our PowerBuoy® and subsea battery products; and our Strategic Consulting Services.

Our mission is to provide intelligent maritime solutions and services that enable more secure and more productive utilization of our oceans and waterways, provide clean energy power services, and offer sophisticated surface and subsea maritime domain awareness solutions. We achieve this through our proprietary, state-of-the-art technologies that are at the core of our clean and renewable energy platforms, autonomous systems, solutions and services.

We provide ocean data collection and reporting, marine power, offshore communications, and Maritime Domain Awareness System (“MDA” or “MDAS”) products, integrated solutions, and consulting services. We offer our products and services to a wide range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. We are involved in the entire life cycle of product development, from product design through manufacturing, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. We also work closely with our third-party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions are based on proprietary technologies that enable autonomous, zero or low carbon emitting, and cost-effective data collection, analysis, transportation and communication. Our solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. We channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware.

Our Solutions

Data as a Service

Our DaaS solution is at the forefront of our strategic plan to be a leader in offshore data collection, integration, analytics and real time communication for a variety of important applications. For example, our solutions can track surface vessel movement for maritime border enforcement and illegal fishing interdiction, provide security for offshore wind farms and oil and gas fields, or provide harbor or port security as well as logistics support. We have the ability to support aquaculture and gather information on ocean currents, water quality, wind and other weather metrics, and map shorelines or subsurface areas. We also offer 24/7 monitoring solutions that can provide meaningful real time information, and long-term data collection and analytics for sophisticated applications across many industries and scientific applications. Additionally, the stability of our WAM-V® platform makes it an ideal solution to produce high quality sonar data in many sea conditions for subsea surveys. WAM-V’s® can also be outfitted with various equipment for the performance of marine infrastructure surveys, berth clearance surveys, dredging surveys, and mining pit surveys.

In October 2020, the Company launched its DaaS offering in support of the U.S. Navy’s Naval Postgraduate School’s Sea, Land, Air, Military Research Initiative (“SLAMR”). We have further expanded our DaaS offering through field demonstration such as ANTX Coastal Trident 2022, as well as contracts with a U.S. government services’ provider for an MDA demonstration off the U.S. West Coast, Naval Task Force 59 for the Digital Horizon field exercise and the International Maritime Exercise (IMX) in Bahrain, Sulmara for survey services with our WAM-V® platform, and Phase I funding through National Oceanic and Atmospheric Administration’s (NOAA) Small Business Innovation Research (SBIR) program. Additionally, during fiscal 2023 the Company was awarded a contract to provide scientific hardware delivery, training, and integration services under a subcontract for a U.S. government agency. This project seeks to identify and integrate sensors and systems and share data suitable for the full spectrum of maritime operations. We will provide the required hardware, hardware deployment support, software, software deployment support, integration services, surveillance and telemetry data, and associated training in support of a PB3 PowerBuoy® equipped with our MDA solution. The project will be deployed in support of security efforts to detect illegal, unreported, and unregulated (“IUU”) fishing, dark vessels, and human/drug trafficking in operation 24/7/365 and is scheduled to begin during the first half of fiscal 2024.

Maritime Domain Awareness Solution

The International Maritime Organization defines Maritime Domain Awareness (“MDA”) as the effective understanding of any activity that could impact the security, safety, economy, or environment related to and within our oceans and seas. Since 2002, the U.S. has had an active strategy to secure the maritime domain, primarily through the U.S. Navy. Furthermore, in 2020 the U.S. Coast Guard elevated Illegal, Unreported and Unregulated (IUU) fishing, one aspect of MDA security, as the leading global maritime threat.

We have designed our solution to provide detailed, localized maritime domain awareness that can be utilized for a wide range of applications across market segments. Our MDAS base hardware consists of a high-definition radar, a stabilized high-definition optical and thermal imaging camera, and a vessel Automatic Identification System (“AIS”) detection module. This hardware can be customized or supplemented by other solutions, depending on the requirements of our customers. These devices can be mounted on our products, such as our PB3 or WAM-V®, and then, utilizing integrated command and control software, data is sent to us and to our customers via secure communications channels. Multiple sensors can be used on a single unit based on the comprehensiveness of the needs of our customers.

Our MDAS processes data onboard our platforms (i.e., edge computing) and transmits the results to our cloud-based analytics platform via secure Wi-Fi and cellular and satellite communications. We anticipate integrating our MDAS solution into our WAM-V’s® to add mobile assets for patrols or interdiction and utilizing satellite communication to expand the availability of our data service. Surveillance data can be integrated with third party marine monitoring software or with our own MDA software solution to provide command and control features of a multi-platform surveillance network. As an example, one or more WAM-Vs® can be networked to our self-powered buoy, which acts as a central data and communication hub. These WAM-Vs® can significantly increase the range of our MDAS network solutions. The data can also be integrated with satellite, weather, bathymetric, and other third-party data feeds to form a detailed surface and subsea picture of a monitored area. All vessel video, radar, and track data are securely stored in our cloud, or the customer’s cloud, environment and is accessible for as long as required by the customer for further analysis and reference.

In May 2022, the Company launched the first commercially ready MDAS on a test buoy off the coast of New Jersey. The system includes our proprietary integration of sensors, hardware and software, supported by cloud infrastructure as well as having a web-based user interface that displays camera, radar, AIS and live chart data. We have successfully demonstrated the system multiple times for potential customers, including a showcase in San Diego Bay at the U.S. Navy’s Advanced Naval Technology Exercise in August 2022. While we continue to develop our MDAS with hardware optimization and feature enhancements, we believe that we have now launched a commercially viable product to markets and are currently preparing for our first commercially funded MDAS deployments in calendar 2023.

Autonomous Vehicles (“WAM-V®”)

On November 15, 2021, the Company acquired all of the outstanding equity interest of Marine Advanced Robotics, Inc. (“MAR”). Founded in 2004, MAR is the developer of the patented Wave Adaptive Modular Vessel (WAM-V®) technology, which enables roaming capabilities for unmanned maritime systems in waters around the world. MAR launched the first WAM-V® in 2007 as a new vehicle class to deliver reliable autonomous surface vehicles to customers that could provide robust, real-time data collection and reporting. MAR also provides RaaS, allowing customers to lease WAM-V® robotics and access information from our WAM-Vs® while we maintain ownership and maintenance and repair responsibilities. Today, WAM-Vs® operates in 11 countries for commercial, military and scientific uses. Our WAM-Vs® exist in three primary sizes of 8, 16, and 22 feet, however, many of the design components are common across the sizes, allowing for integration of different payloads and adaptation of the payload platforms for larger equipment. All sizes can be adapted to suit electric or liquid fuel propulsion methods.

The acquisition of MAR immediately provided the Company with an established product line that highly complements the Company’s business strategy and can be used inshore, nearshore, and offshore. Since the acquisition, the business of MAR has continued to grow and is further expanding into core marine survey and maritime security markets in Europe, Asia, Oceania and the Americas. We continue to find ways to integrate MAR technology with the Company’s existing platforms and service offerings and expect to take advantage of new synergistic opportunities as they arise. During our fiscal third quarter ended January 31, 2023, the Company participated in the Digital Horizon demonstration and field exercise for the U.S. Navy in Bahrain which has led to additional opportunities to cross sell our autonomous vehicles. In addition, we plan to integrate the MDAS platform onto the WAM-V® to expand our MDA offering to provide a roaming MDA solution to our customers.

Robotics as a Service

During fiscal 2023 the Company introduced the RaaS subscription model for our customers to access our WAM-V’s®. Under this model we lease our WAM’V’s to our customers over a period that generally ranges from three to six months, or provide a specified number of use days, typically with a guaranteed minimum. This model provides a lower cost entry point for our customers to access our products, provides a try before buying opportunity, and allows our customers increased access during their peak seasons. The Company expects to benefit from the growing RaaS trend, providing greater visibility into predicting revenue and planning supply for demand, while providing our customers with flexibility and a lower barrier to entry.

Power as a Service

PaaS solutions deliver value to customers by utilizing our managed power platforms. We continue to develop and commercialize our proprietary power platforms that generate electricity primarily by harnessing the renewable energy of ocean waves. We continue to offer our commercial PB3 and are adding solar power options to our next generation PowerBuoy® (the “NextGen PB”) and have the option of adding small wind turbines to supplement power generation. The NextGen PB includes versions with and without a wave energy converter (WEC), with the non-WEC version replacing our previous hybrid PB. We also continue to offer our commercialized subsea battery for subsea power applications and as additional storage when combined with our buoy platforms. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required. Moreover, offshore data and communications networks require power to function, and our solution solves this need without requiring ongoing battery replacement or older technologies such as shore to station power cables. Many of the lessons learned from the deployments of both our PB3, including with Enel Green Power Chile, LTDA (“EGP”) for which we received final acceptance during the third quarter of fiscal 2023, and PB 2.0 are being used to develop the next generation of PowerBuoy® systems that are based on modularity for WEC and non-WEC applications. The PB3 will continue to be available and supported in addition to the support provided to the NextGen PB once launched.

PB3 PowerBuoy®

The PB3 uses proprietary technologies that convert the hydrokinetic energy of ocean waves into electricity. The PB3 features a unique onboard power take-off (“PTO”) system which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal nameplate capacity rating of up to 3 kilowatts (“kW”) of peak power. Power generation is deployment-site dependent, as wave activity impacts power generation. Our Energy Storage System (“ESS”) has a capacity of up to a nominal 150 kW-hours to meet specific application requirements.

The PB3 is designed to generate power for use independent of the power grid in offshore locations. The hull consists of a main spar structure compliantly moored to the seabed and surrounded by a floating annular structure that can freely move up and down in response to the passage of the waves. The PTO system includes a mechanical energy conversion system, an electrical generator, a power electronics system, our control system, and our ESS which is sealed within the hull. As ocean waves pass the PB3 the mechanical stroke action created by the rising and falling of the waves is converted into rotational mechanical energy by the PTO, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is stored within the ESS.

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

Next Generation PowerBuoy® (NextGen PB)

The NextGen PB is an alternative platform to the PB3, and will consist of multiple versions, one utilizing solar and wind power and one utilizing solar and wind power plus wave energy conversion capability, to provide reliable power in remote offshore locations, regardless of ocean wave conditions. The WEC technology in the NextGenPB is based on our ongoing Mass on Spring Wave Energy Converter (MOSWEC) development which has the advantages of smaller size, lower cost, environmentally sealed design, and increased energy generation capability. The prototype of the solar and wind PowerBuoy® has been tested off the coast of New Jersey and was used during the MDAS demonstration for ANTX during fiscal 2023. We believe this product addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The NextGen PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of subsea power applications, such as a surface communications hub for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles (“AUV”) used for underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, including subsea acoustics, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium ion batteries which can power subsea and topside payloads. The control system uses sensors and an onboard computer to continuously monitor the subsystems. The NextGen PB is designed to be able to operate over a broad range of temperature and ocean wave conditions. It has a 40kW-hour battery system which can be expanded up to 120 kW-hour energy . The Company expects both versions of the NextGen PB to be completed and commercially available by the end of fiscal 2024.

Subsea Battery

Our subsea battery is complementary to both the PB3 and NextGen PB products and can be deployed together with our PowerBuoys® or as a standalone unit. It offers customers the option of placing additional modular and expandable energy storage, including non-OPT solutions, on the seabed near existing, or to be installed, subsea equipment. Our pressure-tested lithium-iron phosphate subsea batteries supply power that can enable subsea equipment, sensors, communications and AUV and eROV recharge. Our PB3 and NextGen PB are complementary to the subsea batteries by providing a means for recharging during longer term deployments, or the batteries can be used independently for shorter term deployments.

The subsea battery provides both long or short-term power supply from its integrated energy storage system, enabling us to supply a range of industries and applications, from backup power to critical subsea infrastructure to continuous operation of subsea equipment, such as electric valves. The base design of the subsea battery has a nominal 100kW-hours of available energy storage and is designed and tested to operate in water depths of up to 500 meters. It comes installed on a readily deployable subsea skid suitable for installation on the seabed. The subsea battery can be integrated into other subsea equipment on land prior to deployment.

Strategic Consulting Services

The focus of our Strategic Consulting Services is on delivering value to our customers in the areas of ocean engineering, structural and dynamic analysis, Front End Engineering and Design (“FEED”) studies, and motion simulation. These services can be integrated in support of our broader PaaS and/or DaaS and RaaS solutions, utilizing our products or on an independent basis for third party clients. In the near term, we will focus on increasing our market share in the offshore wind market, the broader floating foundation design market, as well as with our offshore energy customers.

We intend to continue to grow our service sectors and strengthen our solutions through internal developments, partnerships, and potential acquisitions. Our Strategic Consulting Services were materially expanded with the acquisition of 3dent Technology, LLC (“3Dent”), in February 2021. Our team of dedicated consultants/designers has expertise in structural engineering, hydrodynamics and naval architecture. Consulting services include simulation engineering, developing purpose specific software, concept design and motion analysis. We also offer a full range of high-level offshore engineering to offshore wind developers, offshore construction companies, drilling contractors, major oil companies, service companies, shipyards, and engineering firms. For example, we advise offshore drill rig owners, including owners of floaters, jackups, and lift boats. The Company has seen an increase in consulting services activity for conventional offshore energy and for offshore wind projects over the last year, including a contract signed during the fourth quarter of fiscal 2023 with Netsco for design work on their Wind Turbine Installation Vessel (WTIV).

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

Based on our recent market analysis, several emerging themes are shaping the offshore MDA sector for commercial and defense applications, as highlighted by the National Plan to achieve MDA released by the Department of Homeland Security (“DHS”) and the Government Accountability Office (“GAO”) in their ‘Unmanned Maritime Systems’ 2022 report on Maritime Security. In March 2023, the United States Coast Guard released its Unmanned Systems Strategic Plan with a stated vision to effectively employ, defend against, and regulate unmanned systems in a complex maritime environment advancing maritime safety, security, and prosperity for the American public. Coast Guard mission execution often begins with awareness of what is happening in the maritime domain. Surveillance, detection, classification, identification, and prosecution are enduring, high-level capabilities that the Coast Guard needs in order to execute its statutory missions and we believe that the Company’s products are well positioned to enable the Coast Guard to accomplish this mission. The Coast Guard states the technologies required to support its mission will include buoys and surface vehicles, Similarly, the United States Navy has publicly stated that it plans to employ a fleet of 100 unmanned surface vessels (“USV”) patrolling waters from the Red Sea into the Persian Gulf during calendar 2023, further evidencing the growing emphasis on USV’s for defense and surveillance operations. Large defense contractors are also expanding into the “ocean data collection” space by acquiring small and mid-size unmanned and autonomous surface and subsea vehicle companies. Unmanned systems are increasingly in demand by defense and security and commercial companies to reduce costs and improve safety in offshore operations. Also, geopolitical developments such as the need for countries to protect their exclusive economic zones from illegal fishing activities and protect natural resources on the seabed are accelerating the adoption of solutions or technologies that collect, transmit, and synthesize data to provide actionable intelligence and decision-advantage to clients. Our recent operations in Bahrain and in the Asia Pacific region show the broadening geographic opportunity for our services. For example, in its ‘Technology Outlook 2030’, Det Norske Veritas, Inc, (“DNV”), a leading operator of quality assurance and risk management in maritime, oil and gas and the energy industries, observed that all-electric systems are gaining popularity in subsea applications due to their cost-efficiency and reduced environmental impact. DNV predicts that all-electric subsea systems will play a critical role in the industry’s transition to a more sustainable future. These trends reinforce the increasing need for products, solutions, and services in the offshore maritime domain awareness sector, particularly for unmanned and sentinel systems that can improve safety and reduce costs.

We serve a diverse range of leading customers in this sector, including defense and security organizations, offshore wind, science and research, ports and harbors, and oil & gas companies. Our pipeline continues to grow and during fiscal 2023 we saw a significant increase in defense and security activity, and we continue to see commercial opportunities as we witness growing interest from offshore wind companies for autonomous monitoring, surveillance and survey-related services during various stages of the project development cycle. Additionally, we are also attracting interest targeted toward subsea applications, using proprietary sensor payloads for environmental monitoring and subsea intelligence. We believe that our buoys and WAM-Vs® are uniquely able to deliver these services either as a standalone solution or in combination with other systems. Furthermore, we believe that we are becoming a reliable player in the hydrography survey market, particularly in the shallow water environment.

Competitive Advantages

We continue to commercialize our current and future products and solutions by targeting customers in our principal markets (defense and security, offshore oil and gas, science and research, and offshore wind, as well as government applications in border protection, fishery protection and marine protected areas) that require resident, semi-resident, or roaming platforms. Our platforms provide stable and reliable power sources in nearshore and remote offshore locations for short and long-term deployments. We believe that our solutions and our existing commercial relationships provide the following competitive advantages in our target markets:

●	Numerous applications within multiple major market segments. We have designed our solutions to have multiple offshore applications that can be used globally by customers. Our WAM-V® autonomous vehicles are designed for nearshore and offshore deployments as fully or semi-autonomous systems and can operate in force multiplier mode. Our vehicles can support customized subsea and surface payloads, including other remotely operated or autonomous systems such as aerial drones and ROVs. Multiple applications exist in the hydrographic survey market, across a range of industries including offshore wind and oceanographic monitoring. Our PB3 was designed for longer-term deployment in moderate to high ocean wave climates. Our NextGen PB is being designed and tested to meet the needs of customers with projects in low sea state locations and/or those requiring shorter-term deployments. Our subsea battery enables persistent power to be delivered from the seabed to support autonomous, all-electric subsea operations. Together, all these products can be integrated to provide customized power solutions for our customers. Our PowerBuoy® platforms can also act as persistent or short term self-powered solution platforms for payloads, such as our MDA package, which can provide real-time perimeter security, vessel tracking and area surveillance for government defense, fishery protection, and offshore energy applications.

●	Considerable life-cycle cost savings over current solutions for many applications. Our PowerBuoy® platforms are designed to operate over extended intervals between required maintenance activities. We believe that our PowerBuoys® will reduce costs over multi-year operations. These cost savings are mostly due to reduced vessel and personnel servicing activities. For short term deployments, our NextGen PB is a cost-efficient means of providing MDA and subsea power solutions. Our subsea battery can provide power to seafloor systems when combined with a PowerBuoy® for power regeneration, thus reducing or, in some cases, eliminating the need for manned vessels to replace or recharge expended subsea batteries during mission life. Our WAM-V® vehicles displace carbon and capital-intensive manned vessels, enabling savings to be realized even during short term deployments. For shorter term deployments and in nearshore waters, the WAMV might replace the need for a manned vessel entirely. For long term deployments and in offshore waters, the WAM-V® enables material reductions in costs and carbon emissions from traditional large survey vessels.

●	Real-time data communications. Our systems can be equipped with a variety of communications equipment, such as 5G, 4G LTE, satellite, VHF, and Wi-Fi, which enables the transmission of data on a frequent or near-continuous basis. We believe that more frequent data communication could enable an end-user to more quickly and proactively make data-driven decisions which could result in economic advantages. Real-time data communications are an essential component of our WAM-V® operations and our MDAS payload, allowing persistent autonomous remote monitoring of marine traffic.

●	Modular and scalable designs. Our WAM-Vs® exist in three primary sizes of 8, 16, and 22 feet, and many of the design components are common across the sizes, allowing for integration of different payloads and adaptation of the payload platforms for larger equipment. All sizes can be adapted to suit different propulsion methods. Our PowerBuoy® platforms are designed with a modular energy storage system which allows us to tailor its configuration to specific application requirements, including expansion of energy storage capacity, potentially allowing for a more customized solution and potential cost savings for our customers. We believe that the modular design of our subsea battery enables clients to specify larger energy storage than would be possible with just buoys and have this placed at the seabed and near existing electric subsea equipment.

●	Integrated Designs. All our products are designed to operate with each other in mesh or array setups. We are commercializing our existing MDA payload to operate on WAM-Vs® and believe that future integration of docking and charging stations for WAM-Vs® into our PowerBuoys® will provide additional solutions for our customers. These stations will enable our WAM-Vs to charge up using our renewable power generators thus materially increase autonomous mission duration. The stations will also enable enhanced maritime domain awareness capabilities. We have also designed our systems to work with other assets being provided into larger projects and programs.

●	Flexible electrical, mechanical and communication interfaces for sensors. The WAM-V® and PowerBuoy® platforms can be equipped with payloads, either mounted on or within the platforms, or tethered to the platforms. The PowerBuoys® have mechanical and electrical interfaces which allow for simplified integration of payloads, creating flexibility for the end-user. The stable platforms of the WAM-Vs® allow for a broad range of subsea and surface sensors and assets to be integrated. Flexible interfaces reduce cost through simplified integration and deployment.

●	Reduced carbon emission, environmentally benign system design. Our PowerBuoys® emit no carbon during operation. We further believe that our PB3 does not present significant risks to marine life, nor does it emit pollutants, and therefore has minimal environmental impact. Our electric WAM-Vs® primary source of energy is from batteries, thus enabling zero emission operations. WAM-Vs® have been demonstrated as suitable for sensitive marine area operations due to their shallow draft and zero emission profile.

●	Ocean and factory-tested technology. We have deployed more than 80 WAM-Vs® to date across the world for commercial customers and government agencies. Our WAM-Vs® are designed to operate in a broad range of oceanic conditions and regions. On-location maintenance is designed into the WAM-Vs®. Our PB3 is designed to be durable, with a three-year interval between required maintenance activities. The PB3 has maintained operational performance through hurricanes, tropical storms and North Sea winter storms and has been successfully deployed for several clients. The Company maintains access to ocean testing through the use of three permitted test sites in New Jersey that allow us to perform water testing of new PowerBuoy® products and payloads. The subsea battery has been pressure-tested to its design depth at the Deep Ocean Test Facility in Annapolis, Maryland. We sea trial every WAM-V either in the Bay Area or near our New Jersey location. Further, we continue to focus on standardizing manufacturing and production testing procedures and work closely with our supply base to ensure production repeatability.

●	Prior commercial relationships enabled the development of our technology. Our prior and existing relationships with a broad range of government agencies, including, inter alia, the U.S. Navy, U.S. Department of Energy (“DOE”), U.S. DHS, and NOAA, and our prior and existing relationships with commercial entities have allowed us to further develop our solutions for a variety of needs in various industries. We believe these relationships have helped position us within the public and private sectors for future commercial opportunities, which enhance our market visibility and attractiveness to our prospective customers.

●	Access to domestic supply chain. Our strategy is to utilize domestic supply chain sources, when available, to improve operations and collaboration with our supply partners. We believe this strategy reduces some of our exposure to global sourcing and supply chain uncertainties.

Our Target Markets

The Company takes a rigorous approach to market evaluation. Utilizing our deep internal industry knowledge as well as publicly available and purchased data, we evaluate total addressable market sizes. We apply screening criteria to narrow our focus within these markets and identify sub-segments and associated service addressable market sizes. These market evaluations are updated on an ongoing basis. The DOE has identified eight non-grid applications where renewable marine energy could provide consistent, reliable power. The identified marine energy applications are ocean observation, underwater vehicle charging, marine aquaculture, marine algae, seawater mining, seawater desalination, coastal resiliency and disaster recovery, and isolated communities. We have been focused on addressing the energy needs of many of these applications (e.g., ocean observation, underwater vehicle charging), and other offshore applications (e.g., maritime domain awareness, well monitoring and powering subsea equipment control systems).

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

We believe that our buoys are uniquely positioned to be used to provide power and communications for multiple applications within the defense and security markets. The ability of the buoys to power multiple payloads may be an attractive feature for these markets, as their systems can be easily integrated into other PowerBuoy® applications allowing their operation to be concealed. One example of an application for domestic and international defense departments and defense contractors includes forward deployed energy and communications outposts (which is a current U.S. Department of Defense program), both above and below sea surface. Buoys enabled with our MDAS provide actionable intelligence from 24/7/365 radar and AIS vessel tracking (including “dark vessels”), automatic notifications and vessel warnings, real-time visual and Infra-Red video surveillance, with an integrated command and control user interface. Other examples of such applications include perimeter security, early detection and warning systems, remote sensing stations, high frequency radar, sonar, electro-optical and infrared sensors for maritime security, network communications systems, and unmanned underwater vehicle docking stations.

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

IUU fishing has become a global issue with both environmental and economic consequences. According to a report published in Science Advances by the American Association for the Advancement of Science, it is estimated the global economic impact from illegal fishing to be as high as $50 billion. Most exclusive economic zone monitoring is done by offshore patrol vessels (“OPV”), which is one of the fastest growing naval product markets. We believe that our autonomous MDAS solution, which can be combined with mobile assets such as our WAM-V® or satellite imagery, can deliver substantial economic impact to governments over incumbent solutions in securing remote fisheries and MPAs. In the U.S. specifically, IUU fishing is considered a major maritime threat by the DHS.

Offshore Oil and Gas

We believe the offshore oil and gas industry is undergoing a significant transformation as it continues to invest in new technologies that enable carbon reduction, cost savings, and the electrification and digitization of operations. There are over 10,000 offshore oil and gas platforms worldwide, including exploration, production, reservoir management, and sites pending decommissioning based on information from organizations such as the U.S. Bureau of Ocean Energy Management (“BOEM”) and industry organizations and publications. Driven by the growing demand for electrification, we believe that we have opportunities to implement one or more buoys at some of these sites to displace current power solutions or augment existing technologies. Customer feedback obtained through engineering studies with multiple oil and gas customers has helped identify target applications for our buoys – namely, temporary power and control communications for subsea fields experiencing umbilical degradation and subsea docking stations for future resident ROV/AUV applications for inspection, maintenance, and repair. The market for remote and autonomous charging of subsea assets, such as ROVs and AUVs, is rapidly taking shape. Based on various reports, other applications in the oil and gas market include providing power to unmanned platforms and area surveillance during decommissioning activities. Although estimates vary in these reports, they generally point towards more than 2,000 platforms (and corresponding wells) that need to be decommissioned over the next 10 years across the globe. We see this market materializing primarily in the North Sea and regions such as Brazil and Australia. Furthermore, there is an increasing market demand for providing interim power and control solutions for tiebacks where umbilicals are exhibiting failures. In addition, we believe the survey capability afforded by our WAM-V’s® is perfectly suited to serve a broad range of survey needs of the oil and gas industry often required for permit obtainment. WAM-V® stability produces excellent sonar data quality in higher sea conditions than comparably sized vessels and can be used as a force multiplier to existing manned assets or as the sole deployment tool. WAM-V’s® can be outfitted with various sonar solutions depending on requirements and identify any underwater obstacles or hazards.

Marine Charting

Since 2019, WAM-Vs® have been used in support of nautical charting efforts for NOAA-backed projects in the Great Lakes and Western Alaska. WAM-V’s® are teamed up with manned assets to provide enhanced capability when compared to a manned asset. This capability improves the production efficiency of the project as well as lowers the overall carbon footprint.

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

Offshore Wind and Other Markets

Opportunities also exist in other markets such as supporting offshore wind farm development and aquaculture. Based on an article in the 2021 edition of the Offshore Wind Market by the U.S. Department of Energy (DOE), the U.S. offshore wind energy and product development pipeline grew to a potential generating capacity of 35,324 megawatts in 2020.

The offshore wind fleet is forecast to grow 15-fold by 2040 and move further offshore with Europe alone connecting over 500 turbines in 2019. While these turbines develop significant power, there are opportunities pre-installation of the turbines to autonomously collect ocean data during the early stages and monitor marine habitats during construction. There are also opportunities to support ongoing survey work once wind farms are operational to mitigate carbon emissions and to provide communication stations for aerial drones providing maintenance materials. Furthermore, the U.S. recently approved the permits for the first major utility scale offshore wind farm. Providing wave power solutions to utility scale renewable developments offers an attractive proposition to support renewable power and autonomous operations. Our solutions can support aquaculture development with systems such as species escape tracking, effluent monitoring, and other water quality considerations.

Our WAM-V’s® are currently used to perform sonar surveys that support the marine infrastructure required for offshore wind development and installation. They can also assist during the planning and environmental permitting phase including metocean and environmental data and mammal tracking. We can also protect operations through Maritime Domain Awareness to monitor operations and vessel traffic and motion data analysis for predictive maintenance and safety.

We also provide offshore engineering, consulting, and design services for offshore wind, drilling contractors, defense contractors, construction yards, engineering firms, and oil and gas, wave energy, and marine construction and service companies including design review, forensic investigation, and expert witness services.

Business Strategy

During fiscal 2023, we continued to advance our marketing programs, products, and solutions. We have progressed from an R&D focused organization to an organization with robust commercialization efforts, and we are moving further into the ocean DaaS and RaaS markets. We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital, operations, and manufacturing capabilities. In support of one of our key markets, we recently added a defense specific sales team, including veterans from the U.S. Navy, Swedish Navy, and U.S. Intelligence Community to navigate domestic and international markets. In addition, we are focusing on customer care and service efforts to increase repeat business opportunities. This strategy was further enhanced by our acquisition of MAR in November 2021.

The majority of the Company’s potential customers are in areas of defense and security, hydrographic survey, oil and gas, offshore wind, offshore and coastal communication networks, and MDA, including mitigation of IUU fishing, where the end use may be both domestic and abroad. Further, the Company’s unmanned surface vehicle platform provides opportunities in oil & gas, renewable energy, hydrographic survey, and security and defense markets largely in North America and Europe.

Historically, demonstration projects have been a requisite step towards broad solution deployment and revenues associated with specific applications such as our New Jersey MDAS test array as part of our DaaS solution and to highlight these capabilities. Customers may want their own dedicated demonstration depending on customer needs. During a typical demonstration project’s specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of the Company and its capabilities. Such demonstrations are often a required step prior to leasing and may include negotiation of standard terms and conditions. Many proposals contain provisions which would provide the option to purchase or lease our PowerBuoy® or WAM-V® product upon successful conclusion of the demonstration project. The Company maintains a fleet of WAM-Vs® dedicated to demonstrations and has successfully demonstrated the capabilities of many of its solutions on its own or in customer-sponsored evaluation projects and remains focused on further demonstrations to build customer awareness and confidence and to drive revenue.

The Company is pursuing a long-term growth strategy to expand its market value proposition while growing the Company’s revenue base. This strategy includes partnerships with leading companies and organizations in adjacent and complementary markets. We continue to develop our PowerBuoy® and WAM-V® products for use in offshore power, data acquisition, and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions, purchases or leases. We believe our DaaS, RaaS and PaaS solutions, together with our platforms, are well suited to enable unmanned, autonomous (non-grid connected) offshore applications, such as topside and subsea surveillance and communications, surveying, subsea equipment monitoring, early warning systems platform, subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions, and we intend to sell and/or lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. We continue to increase our commercial capabilities through new hires in sales, engineering, product development, safety, operations, manufacturing, and application support, and through engagement of expert market consultants in various geographies. As our MDAS development continues, we expect that this will also include data and cloud services.

●	Expand customer system solution offerings through new complementary products that enable more cost-efficient deployments that make shorter missions more feasible. We are continuously innovating new solutions to deliver enhanced value to our customers, such as enhancing our MDAS and improving our deployment platforms solutions, such as our PowerBuoys® and WAM-Vs®. During fiscal 2024, we expect to complete development of our next generation PowerBuoy® that incorporates wave, wind, and solar power generation capabilities in a robust yet cost effective system that supports shorter term missions as well as the ability to operate in near shore and low wave environments. This effort is partially funded by the DOE SBIR Phase II award. In addition, we have future plans to integrate PowerBuoy® and WAM-V® capabilities, including future development of WAM-V® recharging from a PowerBuoy®, and MDAS capabilities to include our WAM-Vs®, thus extending our reach and providing both fixed and mobile MDAS offerings to our customers.

●	Our WAM-Vs® are increasingly focused on the defense and security, hydrographic survey, and surveillance industries and well positioned to capitalize on the growing demand for unmanned surface vehicles to provide maritime safety, security, and awareness of what is happening in the maritime domain, including surveillance, detection, classification, and identification. The ability of our WAM-Vs® to handle various payloads allows us to target navigation surveys, marine infrastructure surveys, berth clearance surveys, dredging surveys, and mining pit surveys. Near-term future markets for our WAM-Vs® include the use of WAM-Vs® for the launch of aerial drones and underwater survey equipment. WAM-Vs® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The ability to disassemble a WAM-V® reduces the footprint by as much as 75%, and as a result, a 20-foot container can hold four 16-foot WAM-Vs®. In addition, our 8-foot WAM-V® can be checked as baggage on a standard commercial flight. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

●	Focus sales efforts on key global markets in the U.S., Europe, Canada, Asia and Australia. While we are marketing our products and services globally, we have focused on several key markets and applications, including U.S. and foreign defense and security applications with our MDAS offering; subsea power for oil and gas; and the hydrographic survey market with regard to our WAM-Vs®. We believe that each of these areas has demand for our solutions, sizable end market opportunities, and high levels of industrialization and economic development. Our headquarters in Monroe Township, New Jersey and our offices in Houston, Texas and Richmond, California enable us to support our customers and strengthen our dialogue with our solution partners.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of expanding visibility to our products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. We have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly.

●	Partner with fabrication, deployment and service contractors. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. We believe this domestically distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Survey and security market applications. Through our WAM-V® products, we can increase our ability to lease vehicles specifically to support shoreline and offshore survey markets as well as security applications while integrating MDA into these solutions.

Marketing and Sales

We continue to enhance our marketing capabilities across our target markets, and we are actively marketing our products and solutions. We currently use a direct sales force consisting of employees. During fiscal 2023 we significantly added to the depth and breadth of our sales and marketing team through the creation of three new roles focusing on the defense and security markets, both in the U.S. and internationally. Each role was filled by individuals within excess of 25 years serving the U.S. Department of Defense, U.S. Intelligence, and international defense and security markets. We believe the addition of this deep industry knowledge positions us well for success in these markets in fiscal 2024 and beyond. Because some of our solutions use technology that is not yet fully adopted by customers within our target markets in every case, we expect that the customer decision process will continue to include substantial time educating end-users and stakeholders, which may result in a continued lengthy sales cycle.

One of the primary ways we showcase our Company, products, services and expertise is through demonstrations, conferences, and selective use of trade shows. We utilize our database to select conferences and trade shows where we will have the most effective visibility to our potential clients. During fiscal 2024, we have plans to continue to attend and present at various demonstrations, conferences, and trade shows in the U.S., Europe, and Asia.

Additionally, we seek to enter strategic relationships to develop application solutions with commercial and military sensor and equipment manufacturers.

Competition

We expect to compete with other providers in the DaaS, RaaS, PaaS, and Strategic Consulting industries. Our Data as a Service solution competes with other data acquisition companies in a variety of industries, from sensor and measurement equipment providers to other providers of autonomous vehicles.

Our Power as a Service solution competes with other offshore autonomous power sources, primarily consisting of subsea batteries, solar and fossil-fuel power sources, where many of the providers are substantially larger than us and may have access to greater financial resources. Incumbent sources of offshore power may also represent established and reliable power sources and may have already gained customer acceptance. Our ability to compete successfully for business from applications seeking offshore power will depend on (a) our ability to produce and store energy reliably and at a total cost that is competitive with or lower than that of other sources, and (b) the demonstrated reliability of our products and positive customer perception of our company. We also may have the opportunity to cooperate with other solution providers, such as other suppliers of subsea batteries where our PowerBuoys® could provide recharging capabilities or other providers of autonomous surface or underwater vehicles where our PowerBuoys® could provide charging and enhanced communications capabilities.

The vast majority of the companies in the DOE’s wave energy converter database are small, early-stage companies with a limited number of employees that do not have our in-ocean validation experience. Only a few of these companies have conducted testing similar to ours, such as accelerated life testing and extensive wave tank testing on small-scale models of their devices. We believe our in-ocean experience is critical towards proving the reliability, survivability and performance of any wave energy system, which we believe our future customers will require before adopting any wave generated energy solution. It is our belief that experience gained through full scale in-ocean deployments, coupled with other types of factory and laboratory testing, and our resulting understanding of risks and failure modes provides us with an advantage compared to potential wave energy competitors.

Competition for the WAM-V® product line and RaaS solution includes companies which market solutions as autonomous surface vehicles (“ASVs”) and unmanned surface vehicles (“USVs”). There are several established competitors in this space, with the pace of new entrants increasing in-line with the expanding market opportunities. Through our ongoing product development and building upon our years of commercial deployment data, we believe that we continue to maintain a first mover advantage in the smaller scale autonomous offshore power market.

Our Strategic Consulting Services group competes with specialized offshore engineering firms. These include large and small engineering firms that specialize in naval architecture, structural engineering, and hydrodynamics as applied to the design of jack-ups, wind turbine installation vessels, and semi-submersibles.

We continuously monitor non-traditional competitive threats, such as multi-domain drones and artificial intelligence tools utilizing satellite data. We are in active discussions with companies in these markets to evaluate synergistic solution development where we believe there may be a demand for cooperative solutions.

Commercial Activities

We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. For the fiscal years ended April 30, 2023 and 2022 Company had two and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 32% and 49% of the Company’s total revenue for the respective periods.

In order to achieve success in ongoing efforts to commercialize our products, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power.

Current and Recent Contracts

●	The Company has obtained contracts to build WAM-Vs® for Brigham Young University, Nippon Kaiyo, Australian Defense, S.T. Hudson, and Applied Research Lab at University of Hawaii, in addition to leased WAM-Vs® to Sulmara and other commercial customers and universities as well as government related projects such as Task Force 59 and IMX.

●	In October 2022, we entered into a contract with WildAid to further develop capabilities to combat IUU fishing. This is the third consecutive year that OPT has been selected for this work.

●	In fiscal year 2022, the Company completed a Phase I study for the Department of Energy (DOE) Small Business Innovation Research (SBIR) program, evaluating the feasibility of the next generation wave energy conversion technology. In Q2 fiscal year 2023, the Company was awarded a Phase II contract, providing funding for the detailed design, construction, and in-water testing of the initial prototype for this next generation wave energy system. The program commenced in Q3 fiscal year 2023 and will extend through Q4 fiscal year 2024.

●	During fiscal 2023 our Strategic Consulting services continued to generate opportunities from both existing and new customers. Notably, we advanced several large projects in the pipeline with larger oil and gas operators and offshore wind developers.

●	In May 2022, the Company entered into a contract with a major oil and gas operator to evaluate the use of WEC systems to help decarbonize their offshore operations. The feasibility study was completed in the second quarter of fiscal year 2023 and discussions continue to identify opportunities to demonstrate wave conversion technology in support of various applications supporting offshore oil and gas operations.

●	In September 2022, the Company entered into a contract with a major U.S. government services contractor to demonstrate our MDAS capabilities. The scope includes supply of a PB3 equipped with MDAS and a deepwater mooring system, as well as technical support for offshore installation of the system. The system will be deployed for a 9-month demonstration, scheduled to be compete for the fourth quarter of fiscal year 2024.

●	In August 2022, we received a NOAA Phase I SBIR Grant for research related to dynamic swarming of USVs for hydrographic survey in post disaster recovery efforts.

●	In September 2022, the Company was part of a group awarded funding by the DOE to develop advanced autonomous robotic technology for environmental monitoring of marine ecosystems, at and below the waterline, at offshore wind power sites on the West Coast of the U.S..

●	In September 2019, we entered into two contracts with subsidiaries of EGP, which included the sale of a PB3 and the development and supply of a turn-key integrated Open Sea Lab (“OSL”) which was the Company’s first deployment off the coast of Chile. Due to the COVID-19 pandemic and other factors, force majeure was declared in April 2020 and delayed the deployment. In April 2021, the Company resumed the deployment process and placed the PB3 in the water. During fiscal 2022, deployment of the PB3 was completed. Final Acceptance was achieved in January 2023 upon satisfactory installation. The customer paid their final invoice and released the letter of credit. Our warranty obligations extend through January 2024 and are secured by a letter of credit.

Business Relationships

We believe that our solutions are best developed, sold, deployed, and maintained together with subject matter experts in their respective fields. This enables the Company to protect, maintain, and evolve our various platforms and integrate them with surface and subsea payloads. The Company has previously entered into business relationships focused on including, but not limited to, deployment and installations, sourcing of surface payloads, and integration with autonomous vehicles. To augment our own internal software development team and further develop the MDAS, we maintain ongoing strategic software and robotics partnerships with two software companies, Greensea Systems, Inc. and Fathom5. We believe the business relationships with Greensea and Fathom5 will further the development, alongside our internal technology resources, of our next-generation MDAS product for the maritime industrial market and governmental defense and security organizations.

Greensea Systems, Inc. is contributing to the Company’s MDAS by providing integration software, control software, autonomy, and systems integration for the buoy sensor payload.

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

We also maintain an active dialogue with several offshore specialists and marine operations partners in the North Sea and North America to support our deployment, maintenance, and recovery operations and projects.

Backlog

As of April 30, 2023, the Company’s backlog was $4.0 million. As of April 30, 2022, the backlog was $0.6 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Research and Development

MDAS

Expanding on our experience with our own initial prototype Marine Surveillance Solutions (“MSS”) system, we intend for the development of the next generation MDAS, which will combine radar, marine AIS and camera data with a custom developed command and control system to provide actionable information for our end users. We believe the sensor suite will be a combination of marine environment tested off-the-shelf components selected to optimize performance and cost.

This system could be utilized as a standalone node or in an array, which will provide near real-time information about the marine activity within a customer’s area of interest.

PB3 PowerBuoy®

During fiscal 2023, we improved PB3 efficiency, reliability, and power output. We have also reduced the cost of our PB3 systems and their deployment while increasing the capabilities of the systems by designing flexible interfaces and rendering them sensor and payload agnostic. Further, we are working to integrate PB3 and WAM-V® capabilities by adding WAM-V® recharging capabilities to our PB3’s and MDAS’ capabilities to our WAM-V’s®, thus extending WAM-V® endurance, our reach, and providing both fixed and mobile MDAS offerings to our customers. We now consider the PB3 to be a mature system, thus the Company expects to incur limited expenses related to PB3 development and improvements.

During fiscal 2023, we began the development of the NextGen PowerBuoy®, which will incorporate lessons learned and customer feedback from various deployments of the PB3, prototype buoys, and test buoys to optimize power generation through hybridization of renewable energy sources and lower installed cost of the system. Once the next generation PowerBuoy® is fully commercialized we plan to de-emphasize next generation system research and development.

WAM-V®

We will continue to develop the capabilities of the WAM-V® 8, WAM-V® 16, and WAM-V® 22 variants for the marine survey and defense & security markets. Control systems’ development will continue to provide additional features based on feedback from existing customers as well as our gained experience in our RaaS offering. Additionally, we will continue to develop and enhance our obstacle detection and obstacle avoidance capabilities, further advancing our progress towards full Convention on the International Regulations for Preventing Collisions at Sea (COLREGS) compliance (an international agreement that sets out the rules of the road for ships and other vessels at sea). We also see a growing market for launch and recovery systems and are working to integrate such systems into our WAM-Vs®.

Intellectual Property

We believe that our experience differentiates us from other providers of DaaS, RaaS, PaaS, and WEC technologies. As a result, our success depends in part on our ability to obtain and maintain protection of our proprietary products, technology, and know-how, to operate without infringing upon the rights of others, and to prevent others from infringing upon our rights. Our policy is to protect our position by, among other methods, filing U.S. and foreign patent applications related to our patented technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, and continuous technological innovation and may rely on licensing opportunities to develop and maintain our competitive position.

As of April 30, 2023, we have been issued 70 U.S. patents, of which 38 are active, 20 have expired and 12 were abandoned. Outside of the U.S., we have been issued 280 patents across 25 countries with 26 of the active U.S. patents having at least one corresponding issued foreign patent. Our patent portfolio includes patents and patent applications with claims directed to:

●	System design, including buoy, battery chargers, generators, power take off, printed circuit boards, and WEC;
●	WEC control systems;
●	Wave power and thermal motor power conversion;
●	Buoy anchoring and mooring design and power cable connection;
●	Wave WEC farm architecture;
●	Systems and methods for vehicle charging; and
●	WAM-V® technology.

The expiration dates for our issued U.S. patents range from fiscal year ending 2024 to 2041. We do not consider any single patent or patent application that we hold to be material to our business. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted. In addition, certain technologies that we developed with U.S. federal government funding are subject to certain government rights as described in “Risk Factors - Risks Related to Intellectual Property.”

We use trademarks on nearly all our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy®, PB-Vue ®, PowerTower ®, Making Waves in Power ®, Talk on Water ®, and WAM-V® trademarks in the United States. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

Regulation

Our products are subject to regulation in the U.S. and in foreign jurisdictions concerning, among other areas, site approval, use restrictions, and environmental approval and compliance. These regulations are adopted or updated on a regular basis, especially because our products include cutting-edge technology that is often changing faster than the regulations can be adopted or amended. Because we operate in many jurisdictions, we may fail to become aware of new regulations or changes to existing regulations that could impact or limit our ability to offer our product in these jurisdictions.

WAM-Vs® are subject to a patchwork of rules and regulations in the U.S. and in foreign jurisdictions concerning the operation of autonomous and unmanned surface vehicles. Often, rules and regulations specific to autonomous, unmanned, and/or unmanned surface vehicles do not exist or are not explicitly defined. We advise our customers to always follow the rules and regulations as they apply in the jurisdiction in which they are operating.

The renewable energy industry has also been subject to increasing regulation. As both the renewable energy and wave energy industries continue to evolve, we anticipate that wave energy technology and our PowerBuoys® and their deployment will be subject to increased oversight and regulation in accordance with international, national, and local regulations relating to safety, site approval, and environmental protection.

Site Approval. In the U.S., federal agencies regulate the siting of long-term renewable energy projects and related-uses located on the outer continental shelf (“OCS”), which is generally more than three miles offshore. OCS projects longer than one-year in duration are regulated by the U.S. Bureau of Ocean Energy Management (“BOEM”). For projects located within three miles of the U.S. shore, regardless of duration, the adjacent state would be responsible for issuing a lease and other required authorizations for the location of the project. Generally, the same process applies to foreign sites where site approval is contingent on meeting both national and local regulatory and environmental requirements. In connection with issuing permits or leases enabling project use, the respective government agency often requires site restoration or other activities at the conclusion of the permit or lease period.

Environmental Approval, Compliance, and Health and Safety. We are subject to various foreign, federal, state, and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees.

Subsidies and Incentives. Renewable energy subsidies and incentives are generally applicable only to electric generation and supply to the utility grid. However, our autonomous applications may result in a reduction of carbon emissions, which our potential customers may be able to publicize in their environmental stewardship reports upon our review and permission.

Manufacturing

Our core in-house manufacturing activity includes the assembly, final systems integration and testing of our products and components, which is conducted at our New Jersey headquarters and at our California facility.

Our corporate headquarters and most of our manufacturing operations are located in Monroe Township, New Jersey. This facility offers approximately 56,000 square feet of manufacturing and office space and allows for expansion of our manufacturing capabilities and a move toward higher volume production of our solutions. During fiscal year 2022 we began the process of transferring most of the manufacturing activity related to our WAM-Vs® from our Richmond, California facility to our New Jersey headquarters. This manufacturing transfer is expected to be completed in early fiscal 2024 and will allow us to scale our WAM-V® manufacturing using existing available facilities. We believe our current manufacturing facilities are suitable, adequate and provide productive capacity for the Company. In April 2023 we entered into a lease for a new facility in Richmond, CA, providing improved resources for research and development activity as well as surge manufacturing and on water testing capability.

Human Capital

The Company believes that its future success is dependent in part on its continued ability to attract, hire and retain qualified personnel. Therefore, investing in, developing, and maintaining human capital is critical to our success. On April 30, 2023, the Company had 72 full-time employees as compared to 54 on April 30, 2022. Our locations at the Atlantic, Pacific, and Gulf Coast enable us to attract and retain a broad set of employees with valuable skillsets. None of the Company’s employees are covered by collective bargaining agreements. The Company is an equal opportunity employer, and as such, provides equal employment opportunities to all employees and applicants for employment without regard to race, color, creed, ancestry, national origin, citizenship, sex or gender (including pregnancy, childbirth, and pregnancy-related conditions), gender identity or expression (including transgender status), sexual orientation, marital status, religion, age, disability, genetic information, service in the military, or any other characteristic protected by applicable federal, state, or local laws and ordinances. At OPT, we foster a culture of inclusion, embrace diversity, and seek to listen without judgement to all voices and opinions. OPT is committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their skills, experience, and unique perspectives. Association with OPT involves participation in a community where people are recognized and rewarded based on individual qualifications and abilities. This commitment is embodied in company policy and the way we do business and is an important principle of sound business management. We believe that providing our employees with the appropriate resources will allow our employees to use their creativity and talent to invent new solutions, meet new demands, and offer the most effective services/products in the industry.

The Company is committed to providing its employees with a healthy and safe work environment, which include policies to guide our efforts. We take a proactive approach to the identification and control of environment, health and safety hazards and risks. We work to continuously improve our Quality, Health, Safety, and Environment (“QHSE”) performance through methodologies that aim to prevent workplace injuries and illness, emphasize quality production, and provide ongoing safety education to employees. On June 2, 2021, the Company achieved ISO 45001 certification from Bureau Veritas (BV) for a 3-year term for its New Jersey location. During fiscal 2024, we plan to expand this certification to include our new Richmond, CA facility and our Houston, TX facility. ISO 45001 is an international occupation health and safety certification. We also recently passed our annual external audit from BV related to this certification. The safety management system provides procedures to enhance our safety profile and reduce incidents, so that all our employees go home safely every day. Our focus over the next year will be on implementing stop work authority, identification of hazards and risks whether at sea or in the shop, identification of lagging and leading indicators, and performance of quality investigations. Our long-term goal is to become a generative QHSE culture. During fiscal 2023 the Company began work to become ISO 9001 certified for all our locations and expects to obtain this certification during fiscal 2025.

ESG

The Company recognizes the importance of Environmental, Social and Governance (ESG) as essential elements to its success, delivering products that help reduce our customers’ carbon emission and preserve our oceans’ natural resources. As such, our Board of Directors has established an Environmental and Sustainability Committee (ES), which assists the Board of Directors in fulfilling its oversight responsibilities by assessing the effectiveness of the Company’s programs and initiatives that support environmental stewardship, social responsibility, and sustainability policies, programs, and practices of the Company. The Company is committed to delivering innovative products and solutions while simultaneously working with high integrity, quality, a strong governance culture and respect for our employees, customers, vendors, and the people in the communities where we do business. In line with this commitment, the Company’s products and solutions support Sustainable Development Goal 14 (Goal 14 or SDG 14) which aims to protect and ensure “life below water” and is one of the 17 Sustainable Development Goals established by the United Nations in 2015. The Company’s product & services align with this goal by offering a means to mitigate IUU fishing, collecting ocean data to support climate science research, and removing carbon emitting energy sources from our oceans. The Company believes that consideration of ESG matters is important to how it, and its solutions and services affect the environments, communities, and societies in which it operates around the world. By adhering to international, national, and local customs, we believe we meet our governance obligations from the environment to personnel to safety. Despite our size, the Company views itself as a responsible corporate citizen throughout the execution of its operations, as emphasized by its goal to provide low-carbon power and data solutions for offshore industries, scientific research, and territorial security. It is the Company’s goal that all products have a minimal environmental impact footprint compared to alternative solutions. This includes minimizing the emissions for both our facilities and products, implementing, and deploying a database to track our carbon savings, utilizing renewable energy to power offshore data solutions, and providing products and solutions that monitor sensitive ecological areas. Each deployed PB3 operating in place of fossil fuel-based power in PaaS applications can directly displace four tonnes of carbon annually, or roughly the amount of carbon produced by two average automobiles. When combined with our MDAS for applications typically serviced by a manned guard vessel powered by diesel fuel, this can indirectly displace more than 300 tonnes of carbon for every 10 vessel days replaced, or the equivalent of removing more than 125 cars from the road. The WAM-Vs® are used in many applications, as described in previous sections, with one of the most common being hydrographic surveys. WAM-Vs® can either replace a manned vessel for near shore surveys or serve as a force multiplier to expand the range and speed of offshore surveys for a manned survey vessel. Each survey vessel day replaced by a WAM-V® can displace over 14 tonnes of carbon. Over a full survey season, this could exceed 1300 tonnes of carbon displacement, the equivalent of more than 500 cars worth of annual emissions.

During fiscal 2023, the Company worked with the NJ Clean Energy Program to conduct an energy audit and benchmarking report to compare our NJ facility’s energy usage to other commercial buildings in similar industries and provide recommendations to improve efficiencies. The Company also performed an audit of the carbon footprint for all Company business travel. Carbon offsets were purchased which exceeded the total carbon footprint of the annual NJ facility energy usage and Company wide business travel. During fiscal 2024, this audit will be extended to cover the new California facility.

In parallel, the Company has initiated an environmental impact assessment on our products, starting with the PB3, with a focus on the potential of any environmental hazards of materials. Further data is being gathered around the PB3 to determine the risk to marine life including risk associated with our batteries. For recent deployments, we received a permit from the US Army Corps of Engineers and confirmation from the United States Department of Commerce National Oceanic and Atmospheric Administration that the PowerBuoy® installation poses no material risk to marine life. Our batteries contain no toxic or rare earth metals and have a minimal risk of fires or explosions. In the unlikely event that water comes into contract with live batteries, wireless remote operation allows for the immediate discharge of energy to mitigate the risk of electrolysis that could create an explosive mixture of hydrogen and oxygen within the buoy. Further research is being performed into hazardous materials and any other risks related to our WAM-V® product line, including risk associated with the batteries we use in this product.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website (www.oceanpowertechnologies.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 28 Engelhard Drive, Suite B, Monroe Township, New Jersey, 08831, and our telephone number is (609) 730-0400. Since June 2021, our common stock has traded on the NYSE American exchange under the symbol “OPTT”, and previously, it traded on Nasdaq under the same symbol. The public may also read and copy any materials that we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Annual Report, and in prior periodic and current reports. If any of the following risks occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline, and your investment could be lost.

Risks Related to Our Financial Condition

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses of $26.3 million and $18.9 million in fiscal 2023 and 2022, respectively. As of April 30, 2023, we had an accumulated deficit of $280.1 million. Our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net loss and use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Historically, we have funded our business operations through sales of equity securities. We have raised approximately $80.6 million since April 30, 2020, and had an unrestricted cash and short-term investments balance of $34.7 million as of April 30, 2023. While we believe that this is sufficient to fund our operations for the foreseeable future, we do not know whether we will be able to secure additional funding if needed in the future or, if secured, whether the terms will be favorable to us or our investors. Our ability to obtain additional funding will be subject to several factors, including market conditions, our operating performance, litigation, and investor sentiment. These factors may make additional funding unavailable, or the timing, dollar amount, and terms and conditions of additional funding unattractive.

If we issue additional securities to raise capital, our existing shareholders could experience dilution or may be subordinated to any rights, preferences or privileges granted to the new security holders. Any new securities issued could have rights senior to those associated with our common stock and could contain covenants that could restrict our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition, and prospects could be materially and adversely affected.

Our business could be affected by macroeconomic risks.

The Company’s operations and performance depend significantly on global and regional economic conditions. Macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially and adversely affect demand for the Company’s products and services. In addition, confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy market dislocations and cost increases, labor and healthcare costs and other economic factors. An adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers and other partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency. We cannot predict the timing or scale of these various macroeconomic conditions, but they could have a material adverse effect on our business, results of operations and financial condition.

COVID-19 has, and could continue to, adversely affect the Company’s business, financial condition, and results of operations.

The COVID-19 outbreak caused significant disruption in the financial markets and supply chains both globally and in the U.S., as well as increased travel restrictions and disruption and shutdown of certain businesses in the U.S. and abroad, including disruptions to our own business. Future pandemics could cause changes in customer behavior, more employees working from home, and less frequent travel for sales and customer meetings, including dealing with potential regulatory limitations on domestic and international travel. Our business benefits from in-person demonstrations and sales meetings. The extent to which future pandemics impact our results will ultimately depend on future developments and will include future actions which may be taken by governments and businesses to attempt to contain them.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, or results of operations.

We currently maintain cash balances in accounts at U.S. financial institutions that we believe are high quality. These accounts are in non-interest-bearing and interest-bearing operating accounts and may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held more than such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, our third-party vendors and counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our business, financial condition, results of operations and liquidity.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs, and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire future financing or access to capital on acceptable terms or at all. As the ability to access capital has historically been, and is expected to continue to be, one of our primary sources of liquidity, any adverse impacts on our ability to access such credit and liquidity sources as a result of adverse developments affecting the financial services industry could adversely affect our business, financial condition, results of operations.

Currency translation and transaction risk may adversely affect our business, financial condition, and results of operations.

Our reporting currency is the U.S. dollar, however sometimes we incur costs in the local currency of countries in which our customers and suppliers are located. As a result, we are subject to currency translation risk. A percentage of our revenues have historically been generated outside the U.S. and can be denominated in foreign currencies of our customers. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenues and cost of revenues and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on the results of our operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, financial condition, and results of operations.

Risks Related to Growth of Our Business

If sufficient demand for our solutions and services or new products does not develop or takes longer to develop than we anticipate, our revenue generation will be limited, and it is unlikely that we will be able to achieve and, if achieved, then sustain profitability.

Even if wave energy and maritime domain awareness technology achieve broad commercial acceptance, our products, including our MDAS offering, PowerBuoys® and WAM-V® autonomous surface vessels may not prove to be commercially viable technologies. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys® but have not yet achieved successful large scale or profitable commercialization of our PowerBuoys®. We have also added the WAM-V® product line, but we have not achieved profitability of this product line. As we seek to manufacture, market, sell and deploy our PowerBuoys® and WAM-Vs® in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of these products, including unanticipated manufacturing, deployment, operating, maintenance, and other costs. We may also encounter technical obstacles to deploying, operating, and maintaining PowerBuoys®, WAM-Vs®, or other products.

If demand for our solutions and products fails to develop sufficiently, it is unlikely that we will be able to grow our business or generate sufficient revenues.

In addition, if we are not successful in commercializing our new solutions and products, or are significantly delayed in doing so, our business, financial condition and results of operations will be adversely affected.

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

We made several changes to our senior management team in fiscal 2023. Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals stemming from the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as new executives gain detailed knowledge of our operations. Cultural differences may also impact changes in strategy and style. Without consistent and experienced leadership, customers, employees, suppliers, creditors, shareholders, and others may lose confidence in us.

To be successful, we need to attract and retain key personnel. Qualified individuals, including engineers, software developers, project managers and sales leadership, are in high demand, and we may incur significant costs to attract and retain them. All our employees are at-will employees, which means they can terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we lose key personnel, or do not hire or retain other personnel for key positions, this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to effectively manage our growth, this could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe may be necessary to achieve profitable operations. We added two acquisitions over the last two fiscal years, adding operations in Texas and California to our existing operations in New Jersey, without significantly increasing our support staff. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support our future growth plans, which we expect to include organic growth as well as additional acquisitions and partnerships. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in an amendment to, or termination of, customer contracts or relationships. To realize our desired growth, we may need to add sales, marketing, and engineering offices in our existing and/or additional locations nationally or internationally, which may result in additional organizational complexity and cost.

To manage the expansion of our operations, we may be required to improve our operational and financial systems, procedures, and controls, increase our manufacturing capacity and expand, train and manage our employee base, which may need to increase significantly if we are to be able to fulfill our current manufacturing and growth plans. Our management may also be required to maintain and expand our relationships with customers, suppliers and other third parties, as well as attract new customers and suppliers. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

If we are unable to successfully negotiate and enter into service contracts with our customers on terms that are acceptable to us, our ability to diversify our revenue stream will be impaired.

An important element of our business strategy is to enter into service contracts with our customers under which we would be paid fees for services related to the maintenance and operation of our products purchased from us. In addition, we may offer to lease our products, sell power generated by our products or sell data gathered by sensors on our products. Even if customers purchase or lease our products, they may not enter into service contracts with us. We may not be able to negotiate service or other contracts that provide us with any additional profit opportunities. Even if we successfully negotiate and enter into such service contracts, our customers may terminate them prematurely, or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, if we were unable to perform adequately under such service contracts, our efforts to successfully market our products could be impaired. Any one of these outcomes could have an adverse effect on our business, financial condition, and results of operations.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition, and results of operations.

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

In addition, we rely on third parties, under our oversight, for the deployment and mooring for products. We have utilized several different deployment methods, including towing our products to the deployment location and transporting our products to the deployment location by barge or offshore workboat. If these third parties do not properly deploy our systems, cannot effectively deploy the products on a large, commercial scale, or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition, and results of operations could be adversely affected.

Our targeted markets are competitive and highly complex. We compete against incumbent solutions already being utilized by our customers and potential customers. If we are unable to compete effectively, we may be unable to increase our revenues and achieve or maintain profitability.

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

In addition, competition may arise from other companies manufacturing similar products, developing different products that produce energy more efficiently than our products, or developing autonomous vehicles that perform better or have other characteristics that customers prefer, could make our products less attractive or render them obsolete. If we are not successful in manufacturing systems and solutions required for the application, we may not be able to respond effectively to competitive pressures from competing technologies or improvements to existing technologies. If we are unable to respond effectively to such competitive forces, our business, financial condition, and results of operations could be adversely affected. Our targeted markets are subject to their own inherent risks, and if those risks should materialize, then our business, financial condition and results of operations could be adversely affected.

We market and plan to market our services and products in multiple international regions. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and plan to market our services and products in multiple global regions, including parts of North and South America, Europe, and Asia, and we are therefore subject to risks associated with having international operations. Revenues from customers who are based outside of the U.S. accounted for 88% of our revenues in fiscal 2023 and 84% of our revenues in fiscal 2022. Risks inherent in international operations include, but are not limited to, the following:

●	changes in general economic and political conditions in the countries in which we operate;

●	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries;

●	fluctuations in exchange rates that may affect demand for our products and may adversely affect our profitability in U.S. dollars to the extent the price of our products and cost of raw materials and labor are denominated in a foreign currency;

●	difficulty with staffing and managing widespread operations, including managing the complexity of international labor laws as we send staff and hire consultants to support our international deployments;

●	complexity of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our products;

●	inability to obtain, maintain or enforce intellectual property rights; and

●	difficulty in enforcing agreements in foreign legal systems.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social, and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business, which in turn could adversely affect our business, financial condition, and results of operations. The current economic environment, particularly the macroeconomic pressures in certain European countries, may increase these risks.

Failure of our information systems or those of third parties or breaches of data security could cause significant harm to our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, and possibly customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions, and system and data security breaches, manipulation, destruction, ransom, or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business. Any such failures, disruptions or breaches could also impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive, or confidential information of employees, customers, and others. Our development and use of our MDAS platforms, cloud-based offerings, as well as our evolution toward DaaS, PaaS and RaaS models require us to host increasing amounts of our own data as well as customer data and increases the risk that our and our customers’ data and financial and proprietary information could be more susceptible to such failures and data breaches. In addition, the need for substantial numbers of our employees to work remotely, such as due to the COVID-19 pandemic, could create additional data security risks.

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate or meet contractual obligations.

We utilize, develop, install, and maintain a number of information technology systems. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our customers and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems, as well as those of our customers, contractors, and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information, as well as the confidential and proprietary information of our customers and other business partners. Industry-accepted security measures and technology to secure computer systems, and the information stored by cloud vendors on these systems are subject to threats. For example, as we plan to receive projects from the U.S. Department of Defense (“DoD”), we will have to meet their framework for establishing cyber security standards and best practices, what they call Cybersecurity Maturity Model Certification (“CMMC”) at various levels as we grow our business with DoD. There can be no assurance that our efforts will prevent these threats, or that we will be able to secure appropriate certifications in this area. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect, and respond against such threats. A party who circumvents our security measures, or those of our customers, contractors, or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with applicable laws and regulations, including evolving government cyber security requirements for government contractors. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

We have federal net operating loss (“NOL”) carryforwards that are available to offset future taxable income. We may recognize additional NOLs in the future. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when our “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in OPT by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of our stock as of the ownership change by the applicable federal long-term tax-exempt rate. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year. If an ownership change should occur in the future, our ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by us in future periods. There is no assurance that we will be able to fully utilize the NOL and we may be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact our result of operations.

As noted, we believe that these NOL carryforwards are a valuable asset for us. Consequently, we have a Section 382 Tax Benefits Preservation Plan in place, to protect our NOLs during the effective period of the rights plan. Although the Tax Benefits Preservation Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change”. The Tax Benefits Preservation Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Tax Benefits Preservation Plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person. The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

Risks Related to Product Development and Commercialization

We have only manufactured a limited number of PowerBuoys®, and to date we have not produced these products in any significant quantity for commercial production. These products do not have a sufficient operating history to accurately predict how they will perform over their estimated useful life.

To date, we have only manufactured a limited number of PowerBuoys®. As a result, our products may not have a sufficient operating history to confirm how they will perform over their estimated useful life. Our technology may not yet have demonstrated that our engineering and test results can be duplicated in volume or in commercial production. If our products are ultimately proven ineffective or unfeasible, we may not be able to expand the commercial production of our products or we may become liable to our customers for quantities we are obligated to produce but are unable to produce. If our products perform below expectations, we could lose customers and face substantial repair and replacement expenses which could in turn adversely affect our business, financial condition, and results of operations.

We face the possibility of a range of potential accident and safety risks and hazards, including hazards associated with extreme weather, wind, and other environmental conditions, which are inherent in offshore operations.

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our products, particularly offshore operations. These hazards and risks could result in personal injuries or loss of life. The unintentional release of a PowerBuoy® product from its mooring, for example, due to extreme environmental conditions and damage caused by its drifting, and other damages which may include damage to our properties, including our products, and the properties of others, or other consequential damages. Certain weather events could increase in frequency or severity requiring potential design changes or limiting the windows available for offshore operations.

Our autonomous vessels could cause other types of damage, including collisions with other vessels, property of others, or even swimmers or other persons or property utilizing a body of water where the WAM-V® is operating. This could also lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable, and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional relationships, either of which could adversely affect our ability to commercialize our products and services.

We have a number of critical relationships with strategic partners, specifically our software development partners. Generally, these types of relationships obligate a party to provide certain services or perform certain tasks in connection with the relationship with the alliance partner, and we are generally responsible for paying the costs we incur relating to such services or tasks. These relationships generally are not expected to provide us with any revenues or sources of financing. If we are unable to reach agreements with additional suitable alliance partners, we may fail to meet our business objectives for the commercialization of our products. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we can find, negotiate and enter into these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our products to these companies, their affiliates and customers in the future, or growth opportunities may not materialize.

We have limited manufacturing, deployment, and internal software development experience. If we are unable to increase our internal software development and manufacturing capacity in a cost-effective manner, our business may be materially harmed.

We manufacture key components of our products, while outsourcing the manufacturing for other components of our products. We have only manufactured our products in limited quantities for use in development and testing and have limited commercial manufacturing and deployment experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Our future success depends on our ability to significantly increase both our manufacturing capacity and production and service throughput in a cost-effective and efficient manner, and to manage multiple vendors with several orders on specific deadlines. In order to meet our growth objectives, we will need to increase our engineering, contract management, and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel. Therefore, we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

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

In addition, historically we have outsourced the majority of our software development activities. For fiscal 2024 and beyond, our plan is to build out an internal software development team and bring in-house certain core aspects of our software solutions. We may be unable to hire appropriate internal resources to enable us to meet the software development needs of our products and solutions. If we cannot do so, we may be unable to expand our business and become profitable or do so in time to meet the needs of our customers.

Problems with the quality or performance of our products would adversely affect our business, financial condition, and results of operations.

Our agreements with customers will generally include guarantees and warranties with respect to the quality and performance of our products. Because of the limited operating history of our products, we have been required to make analytical assumptions regarding the durability, reliability, and performance of the systems, and we may not be able to predict whether and to what extent we may be required to perform under the guarantees that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective systems in the future. We could bear the risk of claims long after we have sold our products and recognized revenue. Moreover, any widespread product failures could adversely affect our business, financial condition, and results of operations.

We must continually improve existing services and products, design and sell new products, and invest in research and development in order to compete effectively.

The markets for our services and products are characterized by rapid technological change, evolving industry standards and continuous improvements of products. Due to constant changes in our markets, our future success depends on our ability to develop new technologies, products, processes, and product applications. New product development and commercialization efforts, including efforts to enter markets or product categories in which we have limited, or no prior experience have inherent risks. These risks include the costs involved, such as development and commercialization, product development or launch delays, and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income. We also face the risk that our competitors will introduce innovative new products that compete with our products. If new product development and commercialization efforts are not successful, our financial results could be adversely affected.

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

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and products, the commercial value of our technology and products may be adversely affected, which could in turn adversely affect our business, financial condition, and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the U.S. and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the U.S. and corresponding patents and patent applications in several foreign jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. In addition, we do not know how successful we would be should we choose to assert our patents against suspected infringement, and we do not know what the cost to do so would be. Our pending and future patent applications may not be issued as patents or, if issued, may not be issued in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition, and results of operations.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected, which could in turn adversely affect our business, financial condition, and results of operations.

In addition to patented technology, we rely upon unpatented proprietary technology, processes, and know-how, particularly with respect to our PowerBuoy® control and electricity generating systems and our WAM-V® systems. We generally seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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

If we infringe or are alleged to have infringed upon intellectual property rights of third parties, our business, financial condition, and results of operations could be adversely affected.

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

As a result of patent or trademark infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from a third party and be required to pay license fees, royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent or trademark infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition, and results of operations.

In addition to infringement claims against us, we may become a party to other types of patents or trademark litigation and other proceedings, including proceedings declared by the U.S. Patent and Trademark Office and proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent or trademark litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, if we were to license our intellectual property to others, we may be required to indemnify our licensee if the licensed intellectual property is found to be infringing on a third party’s rights. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

Our contracts with governmental entities could negatively affect our intellectual property rights, and our ability to commercialize our products could be impaired.

Our prior agreements with government agencies in large part funded the research and development of our PowerBuoy®. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, technical data, and software, generally including, at a minimum, a non-exclusive license authorizing the government to use the invention, technical data or software for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights. March-in rights refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. U.S. government-funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications; our rights in such inventions will normally be subject to government license rights, periodic post-contract utilization reporting, foreign manufacturing restrictions and march-in rights.

The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. Our government-sponsored research contracts are subject to audit and require that we provide regular written technical updates on a monthly, quarterly, or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. Moreover, if we fail to provide these reports or to provide accurate or complete reports, the government may obtain rights to any intellectual property arising from the related research. Funding from government contracts may also limit when and how we can deploy our technology developed under those contracts. Foreign governments with which we contract to provide funding for our research and development may seek similar rights.

Risks Related to Regulatory and Compliance Matters

If we are unable to obtain all necessary regulatory permits and approvals, it is possible that we will not be able to implement our planned projects or business plan.

Offshore deployment of our products is heavily regulated. Each of our deployments is subject to multiple permitting and approval requirements. We and our customers are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of in-ocean power generation and the associated potential for environmental hazards stemming from deployment of our products, we expect our projects to receive close scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. New regulations surrounding the deployment of autonomous vessels could restrict or limit our ability to deploy WAM-Vs® in certain jurisdictions. Successful challenges by parties opposed to our deployments could result in increased costs, or in the denial of necessary permits and approvals.

If we or our clients are unable to obtain necessary permits and approvals in connection with any or all our projects, those projects would not be implemented, and our business, financial condition and results of operations would be adversely affected. If we violate or fail to comply with these permits and approvals, we could be fined or otherwise sanctioned by regulators.

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

Environmental and other regulation of our business, including potential climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to deliver products to our customers.

Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our business operations. Moreover, there has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. In the U.S., there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, consultant costs, the restriction of output, investments of capital to maintain compliance with laws and regulations or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.

A portion of products we acquire from our suppliers are manufactured in foreign countries, making the price and availability of these products subject to international trade risks and other international conditions.

A portion of our parts for our products are sourced from foreign countries, some of which in the future are, or could become subject to trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, which would increase the cost or could reduce the supply of products available to us, and could have a material adverse effect on our business, financial condition and results of operations. Tariffs on imports from foreign countries, as well as changes in tax and trade policies, such as a border adjustment tax or disallowance of certain tax deductions for imported product, could materially increase our manufacturing costs, the costs of our imported products or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Tariffs imposed by foreign countries on imports of our products could also adversely affect our international sales. Any increase in manufacturing costs, the cost of our products or limitation on the amount of products we can purchase, could have a material adverse effect on our financial condition and results of operations.

Our business involves the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities, or other adverse consequences.

Our manufacturing operations, particularly some of the activities undertaken by our third-party suppliers and manufacturers, involve the controlled use of hazardous materials. These include batteries for the PB3 and WAM-V®, and various lubricants and oils. Accordingly, our third-party contractors and we are subject to foreign, federal, state, and local laws governing the protection of the environment and human health and safety, including those relating to the use, handling and disposal of these materials. We cannot eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident or failure to comply with environmental or health and safety laws and regulations, we could be held liable for resulting damages, including damages to natural resources, fines, and penalties, and any such liability could adversely affect our business, financial condition and results of operations.

Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. While we have planned for future capital and operating expenditures to maintain compliance, we cannot assure you that environmental laws and regulations will not change or become more stringent in the future. Therefore, we cannot assure you that our costs of complying with current and future environmental and health and safety laws, and any liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, financial condition, or results of operations.

Risks Related to Litigation

Litigation is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We may be the subject of future securities or other litigation, which could adversely affect our company, our business, and our liquidity.

Any litigation is costly, and time consuming to defend and may distract our management from the daily operations of our business. We may be the subject of additional future litigation, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Although we maintain insurance coverage, we cannot assure you that this insurance coverage will be sufficient to cover the substantial fees of lawyers and other professional advisors relating to these pending lawsuits or any future litigation, our obligations to indemnify our officers and directors who may become parties to such pending and future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with these lawsuits. In addition, prior judgements and settlements have caused our insurance premiums and retention amounts to increase, and we may be subject to additional increases in the future or be subjected to other changes in our insurance coverage. Further, given the volatility of the market price of our common stock, we may be subject to future class action securities and other litigation. Accordingly, we have incurred and may continue to incur substantial legal expenses, judgments and/or settlements relating to pending and future litigation and our management’s time and attention may be diverted from the operation of our business, which could materially and adversely affect the Company.

We may become the target of securities litigation, which is costly and time-consuming to defend.

In the past, companies that experienced significant volatility in the market price of their publicly traded securities have become subject to class action securities litigation. Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us, and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 16 “Commitments and Contingencies - Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2023.

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

Historically, the market price of our common stock has fluctuated significantly, and we expect that this will continue. Purchasers of our common stock could incur substantial losses relating to their investment in our stock as a result. For the fiscal year ended April 30, 2023, the 52-week low and high prices for our common stock was $0.45 and $1.45, respectively. Also, the stock market in general has recently experienced volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including the items identified within these Risk Factors and the other information included within this annual report.

Provisions in our corporate charter documents and under Delaware law may delay or prevent attempts by our shareholders to change our management or our Board of Directors and hinder efforts to acquire a controlling interest in us.

As a result of our reincorporation in Delaware in April 2007, provisions of our certificate of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which our shareholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. These provisions include:

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

For example, in June 2023, our Board of Directors adopted a Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that the Company’s ability to utilize its net operating loss carryovers to reduce potential future federal income tax obligations may become substantially limited. The Section 382 Tax Benefits Preservation Plan is also intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding common stock without the approval of our Board of Directors.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent the approval of our Board of Directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested shareholder, which is generally a person who together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay, or prevent a change in control of our company.

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek to effect changes in our strategic direction and, in furtherance thereof, changes in how we are governed, could cause uncertainty about the strategic direction of our business.

Activist shareholders may, from time to time, attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how the Company is governed, including changes in the composition of our Board of Directors. While our Board of Directors and management team strive to maintain constructive, ongoing communications with the Company’s shareholders, including activist shareholders, and welcome all views and ideas that have the potential to enhance value for all shareholders, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on us because: (i) responding to actions by activist shareholders can disrupt our business, be costly and time-consuming, and divert the attention of our Board and management away from their regular duties and the pursuit of our business strategies, which could adversely affect our results of operations and financial condition; (ii) perceived uncertainties as to our future direction as a result of changes to composition of our Board of Directors may lead to the perception of a change in the direction of the business, instability, or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners, and may affect our relationships with vendors, customers, and other third parties; (iii) actions by activist shareholders could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

If securities or industry analysts fail to cover us, or do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, or our industry from time to time. If no analyst covers us, or ultimately one or more of these analysts cease coverage or fail to publish reports on the Company regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or release a negative report, or if our operating results do not meet analysts’ expectations, the price of our common stock could decline.

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

Additionally, we have a property located on the University of California Berkeley in Berkeley, California, where we occupy 1,220 square feet under a lease which is currently operating month-to-month . We use this facility primarily for administration, engineering, and manufacturing of our products. Additionally, we have begun leasing a property located in Richmond, California where we will occupy approximately 11,500 square feet under a lease expiring on June 18, 2028. We are currently in the process of moving our California operations to this location and intend to vacate the site at the University of California Berkeley during fiscal 2024.

Finally, we have a property located in Houston, Texas, under a lease expiring on January 31, 2024. We use this facility for our consulting services personnel.

We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3. LEGAL PROCEEDINGS

Employment Litigation

On June 10, 2014, the Company terminated Charles Dunleavy as its Chief Executive Officer for cause and removed him from the Board of Directors. In 2018, Mr. Dunleavy filed a demand for arbitration against the Company before the American Arbitration Association in New Jersey, claiming, among other things, that the Company breached its employment agreement with Mr. Dunleavy. The arbitration panel ultimately awarded Mr. Dunleavy compensatory damages in the amount of $438,254.54 for the breach of contract claim, plus additional attorneys’ fees, costs and prejudgment interest for a total award of $1,223,963.14. The Company paid this amount on May 26, 2021 and the matter is now closed.

On June 10, 2014, the Company terminated Charles Dunleavy as its Chief Executive Officer for cause and removed him from the Board of Directors. Legal proceedings commenced in 2018 and an arbitration panel awarded Mr. Dunleavy a total amount of $1,2 million. The Company paid this amount on May 26, 2021 and the matter was closed.

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. In connection with the tax audit, the Spanish tax inspector challenged the Company’s recognition of grant funds received in 2011 to 2014 from the European Commission in connection with the Company’s Waveport project. On July 30, 2018, the inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. On August 30, 2018, the Company filed an administrative appeal of the penalty and its underlying conclusions. During the three months ended July 31, 2020, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,869.81 or approximately $331,000. In the quarter ended October 31, 2020, the Company recorded an additional reserve of €117,145.81 (or approximately $154,000) to Selling, general and administrative costs in the Statement of Operations making the total reserve €279,869.81, which amount was paid by the Company to the Spanish Tax Administration on January 25, 2021. As of April 30, 2023, the Company had no reserve related to this audit. The Company has appealed the decision of the Tribunal tax assessment to the Spanish National Court. The Company expects a ruling on the appeal prior to the end of fiscal 2024.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders

Our common stock was listed on the Nasdaq Capital Market, under the symbol “OPTT” until June 2021 when the listing was transferred to the NYSE American under the same symbol. As of July 28, 2023, there were 131 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

We adopted a Section 382 Tax Benefits Preservation Plan on June 30, 2023 to diminish the risk we could experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could substantially limit or permanently eliminate our ability to utilize its net operating loss carryovers to reduce potential future income tax obligations. Under this plan, a person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of the outstanding common stock could be subject to significant dilution. See Note 19 to the consolidated financial statements included herein for more.

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

Transfer Agent Information

Our transfer agent is Computershare Trust Company, N.A. Computershare is located at 250 Royal Street, Canton, MA 02021-1011. Its contact information is: United States and Canada: (800) 662 - 7232, International (781) 575–4238, and its website is located at www.computershare.com.

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company for the year ended April 30, 2023.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2023, with respect to our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans approved by shareholders:
Stock Options	1,595,852	$1.70	221,446 (1)
Restricted Stock Units	1,935,994	N/A

Equity compensation plans not approved by shareholders:
Stock Options	—	—	—
Restricted Stock Units	50,000	N/A	161,487 (2)

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

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2023 are to the fiscal year ended April 30, 2023.

Business Overview

We provide ocean data collection and reporting, marine power, offshore communications, and Maritime Domain Awareness System (“MDA” or “MDAS”) products, integrated solutions, and consulting services. We offer our products and services to a wide range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. We are involved in the entire life cycle of product development, from product design through manufacturing, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. We also work closely with our third-party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions are based on proprietary technologies that enable autonomous, zero or low carbon emitting, and cost-effective data collection, analysis, transportation and communication. Our solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. We channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments.

Business Update Regarding Macroeconomic Condition

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

Capital Raises

At the Market Offering Agreements

On November 20, 2020, the Company entered into an At-the-Market Offering Agreement (“ATM”) with AGP (the “2020 ATM Facility”) pursuant to which the Company could issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. The Company’s common stock was sold at prevailing market prices at the time of sale. Subsequently, on January 10, 2022, a prospectus supplement was filed that allowed the Company to sell an additional $25.0 million of common stock up to a total of $75.0 million under the 2020 ATM Facility. As of April 30, 2023, an aggregate of $50.0 million remained available under this facility. The 2020 ATM Facility was terminated by the Company effective June 2, 2023. The Company anticipates establishing a new ATM facility during fiscal 2024.

Equity Line Common Stock Purchase Agreements

On September 18, 2020, the Company entered into a common stock purchase agreement with Aspire Capital which provided that, subject to certain terms, conditions and limitations, Aspire Capital was committed to purchase up to an aggregate of $12.5 million shares of the Company’s common stock over a 30-month period subject to a limit of 19.99% of the outstanding common stock on the date of the agreement if the price did not exceed a specified price in the agreement. The number of shares the Company could issue within the 19.99% limit was 3,722,251 shares without shareholder approval. Shareholder approval was received at the Company’s annual meeting of shareholders on December 23, 2020 for the sale of 9,864,706 additional shares of common stock which exceeded the 19.99% limit of the outstanding common stock on the date of the agreement. Through April 30, 2023, the Company had sold an aggregate of 3,722,251 shares of common stock with an aggregate market value of $11.8 million at an average price of $3.17 per share pursuant to this common stock purchase agreement. The Aspire Capital agreement automatically terminated on March 18, 2023, the maturity date of the equity line of credit.

The sale of additional equity under new facilities could result in dilution to our shareholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. The Company has obtained equity financing through its ATM Agreement and the Aspire Capital financing, but the Company cannot be certain that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

Backlog

As of April 30, 2023, the Company’s backlog was $4.0 million. As of April 30, 2022, backlog was $0.6 million. Our backlog can include unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. We prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe the following accounting policies require significant judgment and estimates by us in the preparation of our consolidated financial statements.

Revenue recognition

The Company accounts for revenue in accordance with Accounting Standards Codification 606 (ASC 606) for contracts with customers and Accounting Standards Codification 842 (ASC 842) for leasing arrangements. In relation to ASC 606, which states that a performance obligation is the unit of account for revenue recognition, the Company assesses the goods or services promised in a contract with a customer and identifies as a performance obligation as either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. When no observable standalone selling price is available, the standalone selling price is generally estimated based upon the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2023 or 2022. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred or labor hours best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projects are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the fiscal year ended April 30, 2023 the Company recognized approximately $1.0 million in revenue related to performance obligations satisfied at a point in time and approximately $1.7 million in revenue related to performance obligation satisfied over-time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the fiscal years ended April 30, 2023 and 2022, the majority of the Company’s contracts were classified as firm fixed-price.

The Company’s revenue also includes revenue from certain contracts which do not fall within the scope of ASC 606, but under the ASC 842. At inception of a contract for those classified under ASC 842, the Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC Topic 842, “Leases”. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All others are treated as operating leases. The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term, or as agreed upon in-use days are utilized, which is presented in Revenue in the Consolidated Statement of Operations. The Company also enters into lease arrangements for its PowerBuoys® and Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PowerBuoy®, WAM-V®, and components, while non-lease elements, which the Company expects to become more prevalent, generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided with an option to extend the lease term or purchase the leased buoy or WAM-V® at some point during and/or at the end of the lease term.

Financial Operations Overview

As of the years ended April 30, 2023 and 2022, the Company had two and four customers, respectively, whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 32% and 49% of the Company’s total revenues for the respective periods.

We currently focus our sales and marketing efforts globally. The following table shows the percentage of our revenues by geographical location of our customers for fiscal 2023 and 2022:

	Fiscal years ended April 30,
Customer Location	2023	2022
North America	88%	84%
South America	3%	9%
Europe	—%	1%
Asia and Australia	9%	6%
Total	100%	100%

Foreign exchange gain /loss

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Since we conduct our business in U.S. dollars and our functional currency is the U.S. dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the U.S. dollar and transactions settled in foreign currencies.

In addition to U.S. dollars, we maintain cash accounts that are denominated in British pounds sterling. These foreign denominated accounts had a balance of zero as of April 30, 2023 and $28,000 as of April 30, 2022, compared to our total cash, cash equivalents, short term investments, and restricted cash balances of $34.9 million as of April 30, 2023 and $57.7 million as of April 30, 2022.

In addition, should we desire to, a portion of our operations can be conducted through our subsidiary in the United Kingdom, the functional currency of which is the British pound sterling. This subsidiary has foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. For the fiscal years ended April 30, 2023 and April 30, 2022 there has been little to no activity other than regulatory and tax filings.

The Company is in the process of winding down its Australian subsidiary, which is expected to be completed during fiscal 2024. The unrealized gains or losses resulting from foreign currency balances translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains and losses are recognized within our Consolidated Statements of Operations.

We currently do not hedge our exchange rate exposure. However, we assess the anticipated foreign currency working capital requirements and capital asset acquisitions of our foreign operations and assess the need and cost to utilize financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.

Results of Operations

This section should be read in conjunction with the discussion below under “Liquidity and Capital Resources.”

Fiscal Years Ended April 30, 2023 and 2022

The following table contains selected Consolidated Statements of Operations information, which serves as the basis of the discussion of our results of operations for the fiscal years ended April 30, 2023 and 2022:

	Fiscal years ended April 30,
	2023	2022
	(in thousands)
Revenues	$2,732	$1,759
Cost of revenues	2,496	1,860
Gross profit (loss)	236	(101)
Change in fair value of consideration	1,112	(60)
Other operating expenses	28,340	21,512
Total operating expenses	29,452	21,452
Operating loss	(29,216)	(21,553)
Interest income, net	902	124
Other income, employee retention credit	1,251	—
Other income, proceeds from insurance claim	458	—
Gain on extinguishment of PPP loan	—	890
Loss on liquidation of subsidiary	—	(157)
Foreign exchange gain/(loss)	1	(1)
Loss before income taxes	(26,604)	(20,697)
Income tax benefit	278	1,823
Net loss	$(26,326)	$(18,874)

Revenues

Revenues for the fiscal years ended April 30, 2023 and 2022 were approximately $2.7 million and $1.8 million, respectively, representing an increase of approximately $1.0 million, or 55%, from 2022. The $1.0 million increase in revenues for the full year was mainly attributable to increases from sales and/or leases of USV products of $1.2 million partially offset by decreases in consulting services of $0.1 million and other revenue of $0.1 million.

Cost of revenues

Our cost of revenues consists primarily of direct labor, subcontracts, incurred material, lab and manufacturing overhead expenses, such as engineering expense, equipment depreciation and maintenance and facility related expenses, and includes the cost of equipment to customize the PowerBuoy® and WAM-V®. Cost of revenues also includes PowerBuoy® and WAM-V® system delivery and deployment expenses and may include anticipated losses anticipated at completion on certain contracts.

Cost of revenues for the fiscal years ended April 30, 2023 and 2022 were approximately $2.5 million and $1.9 million, respectively.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the fiscal year ended April 30, 2023 was $1.1 million reflecting an adjustment of the contingent consideration liability based on actual bookings and forecasted bookings, as further defined in the purchase and sale agreement as it related to the MAR acquisition. The previous year amounts related to an adjustment to an earn out liability related to the acquisition of 3Dent.

Operating Expenses

Our operating expenses include both product development costs as well as administrative costs, including the costs of products, materials and outside services used in our product development and unfunded research activities. Also included are professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and costs for executive, accounting and administrative personnel, and other general corporate expenses. Our product development costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy® system, and to the development of new products, product applications and complementary technologies. We expense all our engineering and product development costs as incurred.

Operating expenses during the fiscal year ended April 30, 2023 were $28.3 million as compared to $21.5 million for fiscal year 2022. The increase of $6.8 million, or 32%, is due to increased strategic spending on payroll related items of $3.8 million due to investments made towards headcount in our autonomous vehicle business, bonuses and key leadership hires in Sales, Operations and Engineering; higher spending on product development of $2.5 million, an increase of $0.5 for G&A items related to increased production and headcount.

Interest income, net

Interest income, net consists of interest received on cash and cash equivalents, investments in money market accounts and short-term investments and is net of interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and short-term investments was $34.9 million as of April 30, 2023, compared to $57.7 million as of April 30, 2022. Interest income, net was approximately $0.9 million and $0.1 million for fiscal 2023 and 2022, respectively, and reflects the rising interest rate environment experienced during fiscal 2023.

Other income

Other income for the fiscal year ended April 30, 2023 and 2022 was $1.7 million and zero, respectively. The amount in the current year relates to employee retention credits applied for previously filed payroll tax returns with the Internal Revenue Service of $1.2 million and proceeds received for an insurance claim of $0.5 million.

Gain on Extinguishment of PPP Loan

The Company filed its loan forgiveness application for the PPP loan at the end of February 2021 asking for 100% forgiveness of the loan. In June 2021, the Company was informed that its application was approved, the loan was fully forgiven, and the Company recognized a gain on extinguishment of PPP loan of $0.9 million in its Consolidated Statement of Operations for the fiscal year ended April 30, 2022.

Foreign exchange gain/(loss)

Foreign exchange gain was approximately $1,000 for fiscal year 2023 as compared to a foreign exchange loss of $1,000 for fiscal year 2022. The difference was attributable to the relative change in value of the British pound sterling dollar compared to the U.S. dollar.

Income tax benefit

Income tax benefit reflects the sale by the Company of New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer programs, resulting in $0.3 million and $1.8 million of tax benefit related to the fiscal year ended April 30, 2023 and 2022, respectively.

Net cash used in operating activities

During the fiscal year ended April 30, 2023, net cash flows used in operating activities was $21.7 million, an increase of $0.4 million compared to net cash used in operating activities during the fiscal year ended April 30, 2022. This increase is mainly driven by increased net operating losses, partially offset by increases in accrued expenses, contingent consideration liability, and contract liabilities.

Net cash provided by/(used in) investing activities

Net cash provided by investing activities was approximately $20.5 million for fiscal year 2023 versus net cash used in investing activities of approximately $54.0 million for fiscal year 2022. The change was primarily the result of the Company using cash to purchase short-term, held to maturity investments during fiscal 2022. During fiscal 2023 many of those purchases of investments made during fiscal 2022 matured, resulting in cash inflows at maturity, which were then used to fund operating expenses. Additionally, in the prior year, the Company acquired MAR using cash of $4.4 million.

Net cash (used in)/provided by financing activities

Net cash used by financing activities during the fiscal year ended April 30, 2023 was approximately $14,000 compared to net cash provided by financing activities during the fiscal year ended April 30, 2022 of $87,000. The decrease in net cash provided by financing activities during the fiscal year ended April 30, 2023 was due to the Company’s receipt of $90,000 of proceeds from stock option exercises in the prior year.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was approximately zero in fiscal year 2023, and an increase of $32,000 for fiscal year 2022, respectively. The effect of exchange rates on cash and cash equivalents results primarily from gains or losses on foreign denominated cash and cash equivalents.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. For the two-year period ended April 30, 2023 our aggregate revenues were $4.5 million, our aggregate net losses were $45.2 million and our aggregate net cash used in operating activities was $43.0 million.

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;
●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;
●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio
●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers and manufacturers and personnel;
●	our ability to meet product development, manufacturing and customer delivery deadlines may be impacted by disruptions to our supply chain, primarily related to labor shortages and manufacturing and transportation delays both here in the U.S. and abroad;
●	our acquisitions and our ability to integrate them into our operations which may be unsuccessful or expose us to unforeseen liabilities, and may use significant resources;
●	our estimates regarding future expenses, revenues, and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the power available from our PowerBuoy® product line:
●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain commercial profit margins.

Our business is capital intensive, and up through fiscal 2023, we have been funding our business principally through sales of our securities. As of April 30, 2023, the cash, cash equivalents, restricted cash, and short-term investments balance was $34.9 million, and we expect to fund our business with this amount and, to a limited extent, with our revenues until we generate sufficient cash flow to internally fund our business. Management believes the Company’s current cash, cash equivalents, and short-term investments are sufficient to fund its planned expenditures through at least July 31, 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is gathered and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Based on their evaluation, our CEO and CFO concluded that, as of April 30, 2023, there was a material weakness in our internal control over financial reporting as described below and the Company’s disclosure and procedures were not effective.

Notwithstanding the foregoing, management believes that the material weakness did not result in a material misstatement of our financial statements.

Management’s report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of internal control over financial reporting as of April 30, 2023, based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on its assessment, Management concluded that that our internal control over financial reporting was not effective as of April 30, 2023 due to the following:

●	Deficiencies related to control activities around stock-based compensation and related IT applications. Controls related to stock-based compensation and related IT applications did not operate effectively due to a lack of precision of management review activities.
●	Deficiencies related to monitoring of service organization controls.
●	Deficiency in risk assessment and design of controls related to inventory account balances and related disclosures. Management concluded that it did not design and implement sufficient controls related to inventory to prevent or detect material misstatements timely.

When the deficiencies identified within each of the above areas are considered in aggregate, these deficiencies rise to the level of material weaknesses. These material weaknesses did not result in a material misstatement to our annual or interim financial statements.

As the business grows, new processes and procedures will need to be implemented. Inventory is a developing area for the Company, where new controls will be designed and implemented as the process matures over the next year.

We are developing a remediation plan and are in the process of implementing measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses. This includes, among other things, reviewing the need for additional resources as well as ensuring personnel possess or obtain appropriate expertise to perform specific reviews of technical areas, and designing and implementing improved processes and related internal controls around information technology.

Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Form 10-K fairly present, in all material respects, our balance sheets, statements of operations, statements of changes in stockholders’ equity (deficit) and statements of cash flows as of and for the periods presented.

We are committed to establishing and maintaining a strong internal control environment.

We will continue to assess the effectiveness of our internal control over financial reporting and implement measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

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

Date: July 28, 2023
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Philipp Stratmann	President, Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2023
Philipp Stratmann

/s/ Robert Powers	Senior Vice President and Chief Financial Officer	July 28, 2023
Robert Powers	(Principal Financial Officer)

/s/ Joseph DiPietro	Corporate Controller and Treasurer	July 28, 2023
Joseph DiPietro	(Principal Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	July 28, 2023
Terence J. Cryan

/s/ Clyde W. Hewlett	Director	July 28, 2023
Clyde W. Hewlett

/s/ Diana G. Purcel	Director	July 28, 2023
Diana G. Purcel

/s/ Peter E. Slaiby	Director	July 28, 2023
Peter E. Slaiby

/s/ Natalie Lorenz-Anderson	Director	July 28, 2023
Natalie Lorenz-Anderson

Exhibits Index

Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Amended and Restated Bylaws of the registrant (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed June 23, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).
3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023).
3.8	Certificate of Designations of Series A Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
4.1	Specimen certificate of Common Stock ++
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
4.3	Description of Company Securities.++
4.4	Section 382 Tax Benefits Preservation Plan, dated as of June 29, 2023, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement Unit (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.5	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.11	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.13	Form of Restricted Stock Unit Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.13	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.14	Contract between Harbour Energy UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.15	Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018). *
10.16	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.21	Contract amendment between Harbour Energy UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.22	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).
10.23	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019). +
10.24	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019). +
10.25	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.26	U.S. Small Business Administration Note dated May 3, 2020 of Ocean Power Technologies, Inc. in favor of Santander Bank, N.A. as the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020).

10.27	Loan Agreement dated May 3, 2020 between Santander Bank, N.A. and Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.28	Common Stock Purchase Agreement, dated September 18, 2020, between Ocean Power Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).
10.29	Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).
10.31	Stock Purchase Agreement among Ocean Power Technologies, Inc. and the sellers named therein dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).
10.32	Employment Letter between the Company and Robert P. Powers dated effective December 13, 2021* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).
10.33	Fifth Amendment to 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 15, 2021).
10.34	First Amendment to the Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2022).
10.35	Sixth Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 19, 2022).
10.36	Form of Restricted Stock Unit Agreement for Non-Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.37	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.38	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
21.1	Subsidiaries of the registrant ++
23.1	Consent of EisnerAmper LLP. ++
31.1	Certification of Chief Executive Officer ++
31.2	Certification of Chief Financial Officer ++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2020 and 2019, (ii) Consolidated Statements of Operations - for the years ended April 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2021 and 20120, (iv) Consolidated Statements of Shareholders’ Equity - for the years ended April 30, 2021 and 2020 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2021 and 2020, (vi) Notes to Consolidated Financial Statements.***

+ Indicates that confidential treatment has been requested for this exhibit.

++ Filed herewith.

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

OCEAN POWER TECHNOLOGIES, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Power Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and Subsidiaries (the “Company”) as of April 30, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 2 of the consolidated financial statements, a significant portion of the Company’s revenue is generated pursuant to nonstandard written contractual arrangements to design, develop, and manufacture products, and to provide related technical and other services according to the specifications of the customers. Because of the uniqueness of the terms and conditions in the customer contracts, there is significant analysis, and at times significant judgments, that are made by management when evaluating the contracts for proper revenue recognition. The Company’s performance obligations under these contractual agreements are satisfied over time. For performance obligations satisfied over time, revenue is generally recognized by measuring progress through costs incurred to date relative to total estimated costs at completion, which requires management to estimate both total expected project costs and expected gross margin, including evaluating customer change orders, to determine the appropriate amount of revenue to recognize, which can require significant management judgment.

We identified revenue recognition pertaining to customer contracts satisfied over time as a critical audit matter as there are significant judgments exercised by management evaluating their revenue contracts and in the estimate of the progress towards completion of its projects and determining the timing of revenue recognition. Given the high degree of management judgment involved in analyzing the terms and conditions of the Company’s unique customer contracts and the various management estimates that are used in the revenue calculations, the audit effort required to evaluate management’s judgments in determining revenue recognition for the Company’s contracts was extensive and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of the relevant controls related to revenue recognition specific to management’s analysis of customer contract terms and application of relevant accounting guidance as well as determination of significant assumptions used in computing revenue. We selected a sample of contracts with customers and performed the following audit procedures: Obtained the customer contract, related invoices, purchase orders, and management revenue recognition analysis for a sample of revenue transactions to evaluate if relevant contractual terms and transaction price were appropriately considered by management and conclusions on revenue recognition method were in accordance with the relevant accounting guidance; and evaluated management’s estimations of total contract cost and contract profit by assessing actual costs to date against projections made throughout the course of the contract term.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP
Iselin, New Jersey
July 28, 2023

Ocean Power Technologies, Inc., and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,883	$7,885
Short-term investments	27,790	49,384
Restricted cash, short-term	65	258
Accounts receivable	745	482
Contract assets	152	386
Inventory	1,044	442
Other current assets	994	467
Total current assets	$37,673	$59,304
Property and equipment, net	1,280	445
Intangibles, net	3,978	4,136
Right-of-use assets, net	1,751	752
Restricted cash, long-term	155	219
Goodwill	8,537	8,537
Total assets	$53,374	$73,393
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$952	$905
Earn out payable	1,500	—
Accrued expenses	2,346	877
Contract liabilities	1,378	129
Right-of-use liabilities, current portion	529	319
Contingent liabilities, current portion	1,202	748
Total current liabilities	$7,907	$2,978
Deferred tax liability	203	203
Contingent liabilities, less current portion	—	843
Right-of-use liabilities, less current portion	1,311	538
Total liabilities	$9,421	$4,562
Commitments and contingencies (Note 16)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	$—	$—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 56,304,642 and 55,905,213 shares, respectively, and outstanding 56,263,728 and 55,881,861 shares, respectively	56	56
Treasury stock, at cost; 40,914 and 23,352 shares, respectively	(355)	(341)
Additional paid-in capital	324,393	322,932
Accumulated deficit	(280,096)	(253,770)
Accumulated other comprehensive loss	(45)	(46)
Total shareholders’ equity	43,953	68,831
Total liabilities and shareholders’ equity	$53,374	$73,393

See accompanying notes to consolidated financial statements.

Ocean Power Technologies, Inc., and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal year ended April 30,
	2023	2022
Revenues	$2,732	$1,759
Cost of revenues	2,496	1,860
Gross profit (loss)	236	(101)
(Gain)/loss from change in fair value of consideration	1,112	(60)
Operating expenses	28,340	21,512
Total operating expenses	29,452	21,452
Operating loss	$(29,216)	$(21,553)
Interest income, net	902	124
Other income, employee retention credit	1,251	—
Other income, proceeds from insurance claim	458	—
Gain on extinguishment of PPP loan	—	890
Loss on liquidation of subsidiary	—	(157)
Foreign exchange (loss) / gain	1	(1)
Loss before income taxes	$(26,604)	$(20,697)
Income tax benefit	278	1,823
Net loss	$(26,326)	$(18,874)
Basic and diluted net loss per share	$(0.47)	$(0.35)
Weighted average shares used to compute basic and diluted net loss per share	55,998,543	54,010,233

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal year ended April 30,
	2023	2022
Net loss	$(26,326)	$(18,874)
Foreign currency translation adjustment	—	(32)
Total comprehensive loss	$(26,326)	$(18,906)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at Balances at May 1, 2021	52,479,051	$52	(21,040)	$(338)	$315,821	$(234,896)	$(171)	$80,468
Net loss	—	—	—	$—	—	(18,874)	—	(18,874)
Share based compensation	—	—	—	$—	1,169	—	—	1,169
Proceeds from stock options exercises	96,000	1	—	$—	90	—	—	91
Issuance of shares in acquisition	3,330,162	3	—	$—	5,852	—	—	5,855
Shares withheld for tax withholdings	—	—	(2,312)	$(3)	—	—	—	(3)
Liquidation of subsidiary	—	—	—	$—	—	—	157	157
Other comprehensive loss	—	—	—	$—	—	—	(32)	(32)
Balances at April 30, 2022	55,905,213	$56	(23,352)	$(341)	$322,932	$(253,770)	$(46)	$68,831
Net loss	—	—	—	—	—	(26,326)	—	(26,326)
Share-based compensation	—	—	—	—	1,461	—	—	1,461
Common stock issued upon vesting of restricted stock units	399,429	—	—	—	—	—	—	—
Shares withheld for tax withholdings	—	—	(17,562)	(14)	—	—	—	(14)
Other comprehensive gain/(loss)	—	—	—	—	—	—	1	1
Balances, April 30, 2023	56,304,642	$56	(40,914)	$(355)	$324,393	$(280,096)	$(45)	$43,953

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,326)	$(18,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) / loss	(1)	1
Depreciation of fixed assets	183	144
Amortization of intangibles	158	86
Amortization of right-of-use assets	296	285
Amortization of premium on investments	113	58
Change in contingent consideration liability	1,112	(60)
Gain on forgiveness of PPP loan	—	(890)
Loss on liquidation of subsidiary	—	157
Compensation expense related to equity compensation	1,461	1,169
Deferred tax liabilities	—	(377)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(262)	(133)
Contract assets	234	(195)
Inventory	(602)	(292)
Other assets	(527)	19
Accounts payable	47	217
Accrued expenses	1,469	(1,004)
Litigation payable	—	(1,224)
Change in right of use lease liabilities	(311)	(309)
Contract liabilities	1,249	(74)
Net cash used in operating activities	$(21,707)	$(21,296)
Cash flows from investing activities:
Redemptions of short term investments	$64,923	$—
Purchases of short term investments	(43,442)	(49,442)
Purchases of property, plant, and equipment	(648)	(145)
Leased WAM-Vs built and capitalized	(371)	—
Payment for MAR acquisition, net of cash acquired	—	(4,444)
Net cash (used in) provided by investing activities	$20,462	$(54,031)
Cash flows from financing activities:
Proceeds from stock option exercises	$—	$90
Cash paid for tax withholding related to shares withheld	(14)	(3)
Net cash (used in)/provided by financing activities	$(14)	$87
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$—	$(32)
Net decrease in cash, cash equivalents and restricted cash	$(1,259)	$(75,272)
Cash, cash equivalents and restricted cash, beginning of year	$8,362	$83,634
Cash, cash equivalents and restricted cash, end of year	$7,103	$8,362

Supplemental disclosure of noncash investing and financing activities:
Issuance of stock for acquisition	$—	$5,855
Operating right of use asset obtained in exchange for operating lease liability	1,296	—
Contingent liability - MAR	—	1,591

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Liquidity

(a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. We provide ocean data collection and reporting, marine power, offshore communications and Domain Awareness Systems (“MDA” or “MDAS”) products, integrated solutions, and consulting services. Our solutions focus on four major service areas: Data as a Service (“DaaS”), which includes data collected by our Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or our PowerBuoy® product lines; Robotics as a Service (“RaaS”), which provides a lower cost subscription model for our customers to access use of our WAM-V’s®; Power as a Service (“PaaS”), which includes our PowerBuoy® and subsea battery products; and our Strategic Consulting Services. We offer our products and services to a wide-range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. We are involved in the entire life cycle of product development, from product design through manufacturing, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. Our solutions are based on technologies that enable autonomous, zero or low carbon emitting, and cost effective data collection, analysis, transportation and communication. Our solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. We then channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments. Our goal is to generate most of our revenues from the sale or lease of our products and solutions, and sales of services to support our business operations. As we continue to develop and commercialize our products and services, we expect to have a net decrease in cash due to the use of cash from operating activities unless and until we achieve positive cash flow from the commercialization of products, solutions and services.

(b) Liquidity

For the fiscal year ended April 30, 2023, and the fiscal year ended April 30, 2022, the Company incurred net losses of approximately $26.3 million and $18.9 million, respectively, and used cash in operating activities of approximately $21.7 million and $21.3 million, respectively. The Company has continued to make investments in ongoing product development efforts and in building inventory in anticipation of, and in support of, future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation, and deployment risks and integration of acquisitions. For fiscal year 2023 to date and through the date of filing of this form 10-K, management has not obtained any additional capital financing. Management believes the Company’s current cash balance of $6.9 million and short term investments balance of $27.8 million is sufficient to fund its planned operations through at least July 31, 2024.

(2) Summary of Significant Accounting Policies

(a) Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Marine Advanced Robotics Inc. (CA), 3dent Technologies LLC (TX), and Ocean Power Technologies Ltd. in the United Kingdom. Also included are Ocean Power Technologies Pty Ltd. and Victorian Wave Power Pty. Ltd in Australia, which have been dissolved pending final tax clearance and Reed Sport OPT Wave Park, LLC (OR), which has been dissolved as of the filing of this document. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make several estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, stock-based compensation, valuation consideration related to business combinations, including contingent consideration, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

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

(d) Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification 606 (ASC 606) for contracts with customers and Accounting Standards Codification 842 (ASC 842) for leasing arrangements. In relation to ASC 606, which states that a performance obligation is the unit of account for revenue recognition, the Company assesses the goods or services promised in a contract with a customer and identifies as a performance obligation as either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. When no observable standalone selling price is available, the standalone selling price is generally estimated based upon the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2023 or 2022. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred or labor hours best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projects are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the fiscal year ended April 30, 2023 the Company recognized approximately $1.0 million in revenue related to performance obligations satisfied at a point in time and approximately $1.7 million in revenue related to performance obligation satisfied over-time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the fiscal years ended April 30, 2023 and 2022, the majority of the Company’s contracts were classified as firm fixed-price.

The Company’s revenue also includes revenue from certain contracts which do not fall within the scope of ASC 606, but under the ASC 842. At inception of a contract for those classified under ASC 842, the Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC Topic 842, “Leases”. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All others are treated as operating leases. The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term, or as agreed upon in-use days are utilized, which is presented in Revenue in the Consolidated Statement of Operations. The Company also enters into lease arrangements for its PowerBuoys® and Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PowerBuoy®, WAM-V®, and components, while non-lease elements, which the Company expects to become more prevalent, generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided with an option to extend the lease term or purchase the leased buoy or WAM-V® at some point during and/or at the end of the lease term.

As of April 30, 2023, the Company’s total remaining performance obligations, also referred to as contracted backlog, totaled $4.0 million. The Company expects to recognize approximately 97%, or $3.9 million, of the remaining performance obligations as revenue over the next twelve months.

Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined that collectability of any portion of the contract value is not probable, an analysis of variable consideration will be performed using either the most likely amount or expected value method to determine the amount of revenue that must be constrained until the scenario causing the variability has been resolved.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company’s accounts receivable balance is made up entirely of customer contract related balances.

The below table represents the total revenue recognized under ASC 606 and ASC 842 fiscal years ended April 30, 2023 and 2022:

	Fiscal year ended April 30, 2023			Fiscal year ended April 30, 2022
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$919	$667	$1,586	$401	$—	$401
Buoy	269	—	269	379	—	379
Services	877	—	877	979	—	979
Total	$2,065	$667	$2,732	$1,759	$—	$1,759

Region:
North and South America	$1,812	$667	$2,479	$1,633	$—	$1,633
Europe	—	—	—	19	—	19
Asia and Australia	253	—	253	107	—	107
Total	$2,065	$667	$2,732	$1,759	$—	$1,759

(e) Cash and Cash Equivalents, Restricted Cash, Security Agreements and Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company invests excess cash in a money market account or in short term investments that are held-to-maturity. The following table summarizes cash and cash equivalents for the years ended April 30, 2023 and 2022:

	April 30, 2023	April 30, 2022
	(in thousands)
Checking and savings accounts	$2,874	$1,815
Money market account	4,009	6,070
	$6,883	$7,885

Restricted Cash and Security Agreements

The Company has a letter of credit agreement with Santander Bank, N.A. (“Santander”). Cash of $155,000 is on deposit at Santander and serves as security for a letter of credit issued by Santander for the lease of warehouse/office space in Monroe Township, New Jersey. This agreement cannot be extended beyond July 31, 2025 and is cancellable at the discretion of Santander.

Santander also issued one letter of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. A letter of credit was issued in the amount of $645,000 and was reduced to $323,000 in August 2020. The letter of credit was further reduced by an additional $258,000 in January of 2023, when the PB3 and its accompanying systems passed final acceptance testing. The remaining restricted amount of $65,000 will be released in January of 2024, which is 12 months after the buoy was fully deployed.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total to the same amounts shown in the Consolidated Statements of Cash Flows.

	April 30, 2023	April 30, 2022
	(in thousands)
Cash and cash equivalents	$6,883	$7,885
Restricted cash- short term	65	258
Restricted cash- long term	155	219
	$7,103	$8,362

Investments

During fiscal 2022, the Company acquired investment securities through Charles Schwab Bank. As of April 30, 2023 and 2022, their carrying value was approximately $27.8 million and $49.4 million, respectively. All short term investments consist of corporate bonds, government agency bonds, or U.S. Treasury Notes and Bonds, are investment grade rated or better, and mature within 12 months. The Company has the ability and the intention to hold all investments to maturity, and as such are classified as held-to-maturity investments and carried at amortized cost. The total recognized interest expense on the premium we paid for and discounts we received on the securities for the years ended April 30, 2023 and 2022 is approximately $122,000 and $58,000, respectively. Additionally, there has been no impairment on these investments.

The following table summarizes the Company’s short term investments as of April 30, 2023 and 2022:

	April 30, 2023			April 30, 2022
Category	Amortized Cost	Unrealized Gains (Losses)	Market Value	Amortized Cost	Unrealized Gains (Losses)	Market Value
	(in thousands)
Corporate Bonds	$14,776	$100	$14,876	$37,777	$995	$38,772
Government Bonds & Notes	$9,188	$33	$9,221	$9,076	$(1,022)	$8,054
Government Agency	$3,826	$25	$3,851	$2,531	$(11)	$2,520
Total Short Term Investments	$27,790	$158	$27,948	$49,384	$(38)	$49,346

(f) Inventory

Inventory is stated at lower of costs or net realizable value applicable to goods on hand remaining after the matching of absorbed costs with concurrent revenues. in accordance with ASC 330. The Company has three classes of inventory; raw materials, work in process, and finished goods. Items remain in inventory until they are shipped to the customer, at which time the costs are transferred on a FIFO basis to cost of good sold, or moved to leased assets as applicable.

(g) Accounts Receivable

Accounts receivable is stated at the amount billed or billable to customers and are ordinarily due between 30 and 90 days after the issuance of the invoice. Receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 60 days after invoicing). Generally, invoicing occurs after the related services are performed or control of the product has transferred to the customer. Accounts receivable represent an unconditional right to consideration arising from the Company’s performance under contracts with customers. The carrying value of such receivables represents their estimated realizable value.

(h) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to ten years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Property and equipment is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Description	Estimated useful life

Equipment	5-7 years
Computer equipment & software	3 years
Office furniture & fixtures	3-7 years
Leasehold improvements	Shorter of the estimated useful life or lease term
Leased WAM-V assets	10 years

(i) Foreign Exchange Gains and Losses

The Company maintains cash accounts that are denominated in British pound sterling. These amounts are included in cash, cash equivalents and restricted cash on the accompanying Consolidated Balance Sheets. Transactions denominated in a foreign currency may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in “Foreign exchange (loss)/gain” in the accompanying Consolidated Statements of Operations.

(j) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable, short term investments and cash. The Company believes that its credit risk is limited because the Company’s current contracts are with companies with a reliable payment history. The Company invests its excess cash in a money market fund and short term held-to maturity investment and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of April 30, 2023 was immaterial.

As of the year ended April 30, 2023 and 2022, the Company had two and four customers whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These revenues accounted for approximately 32% and 49% of the Company’s total revenue for the respective periods.

(k) Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, warrants on common stock and unvested restricted stock units issued to employees and non-employee directors, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and unvested restricted stock units issued to employees and non-employee directors, totaling 7,777,026 and 6,353,422 for the years ended April 30, 2023 and 2022, respectively, were excluded from each of the computations as the effect would be anti-dilutive due to the Company’s losses.

(l) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2023 and 2022 was approximately $1.5 million and $1.2 million, respectively.

(m) Intangibles

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets, including patents, are amortized over the estimated useful life of the asset on a basis that approximates the pattern of economic benefit. The patents, trade name and customer relationship intangibles are being amortized over 20, 12 and 10 years respectively, which is consistent with the estimated pattern of economic benefit of the assets. The trademark is not subject to amortization.

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There was no indication of impairment of intangible assets for the fiscal years ended April 30, 2023 and April 30, 2022.

(n) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. Where the Company uses a qualitative analysis it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine fair value of the Company. If the fair value is less than the carrying amount an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR. Management performed a qualitative assessment in fiscal year 2023 and determined that it is more likely than not that no goodwill impairment exists as of April 30, 2023.

(o) Income Taxes

Income taxes are accounted for under ACS 740 utilizing the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carry forwards are expected to be recovered, settled or utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. If such event occurs, a valuation allowance is recorded. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses, to the extent incurred. Refer to Note 15 for further disclosures around our income taxes.

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

(q) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods.

(r) Research and Development

Costs related to research and development activities by the Company are expensed as incurred.

(s) Recently Issued Accounting Standards

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

Accounts Receivable

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	Fiscal year ended April 30,
	2023	2022	2021
	(in thousands)

Accounts receivable	$745	$482	$350
Contract assets	152	386	190
Contract liabilities	1,378	129	—

Contract Assets

Significant changes in the contract assets balances during the period are as follows:

	Fiscal year ended April 30,
	2023	2022
	(in thousands)

Transferred to receivables from contract assets recognized at the beginning of the period	$(1,768)	$(190)
Revenue recognized and not billed as of the end of the period	1,534	386
Net change in contract assets	$(234)	$196

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation. The decrease in contract assets is primarily a result of services performed that were billed during the fiscal year ended April 30, 2023.

Contract Liabilities

Significant changes in the contract liabilities balances during the period are as follows:

	Fiscal year ended April 30,
	2023	2022
	(in thousands)

Revenue recognized that was included in the contract liabilities balance as of the beginning of the period	$(574)	$—
Contract liabilities obtained in acquisition of MAR	—	(203)
Payments collected for which revenue has not been recognized	1,823	129
Net change in contract liabilities	$1,249	$(74)

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities is primarily due to payment for government projects received during the fiscal year ended April 30, 2023 for which we have not recognized revenue.

(4) Inventory

The Company holds inventory related to the production of our products.

	April 30, 2023	April 30, 2022
	(in thousands)
Raw Materials	$1,044	$198
Work in Process	—	244
	$1,044	$442

(5) Other Current Assets

Other current assets consist of the following at April 30, 2023 and 2022:

	April 30, 2023	April 30, 2022
	(in thousands)
Prepaid insurance	$358	$182
Prepaid software & licenses	190	127
Prepaid registrations and memberships	122	—
Prepaid expenses- other	324	158
	$994	$467

(6) Property and Equipment

The components of property and equipment as of April 30, 2023 and 2022 consisted of the following:

	April 30, 2023	April 30, 2022
	(in thousands)
Equipment	$783	$615
Computer equipment & software	700	571
Office furniture & equipment	386	352
Leasehold improvements	611	477
Leased WAM-V’s	371	—
Construction in process	—	15
	$2,851	$2,030
Less: accumulated depreciation	(1,571)	(1,585)
	$1,280	$445

Leased WAM-V’s represent fixed assets that are part of underlying operating leases with customers as discussed in revenue recognition section related to ASC 842.

Depreciation expense was approximately $183,000 and $144,000 for years ended April 30, 2023 and 2022, respectively.

(7) Intangible Assets

The components of intangible assets, net as of April 30, 2023 and 2022 consisted of the following:

	April 30, 2023	April 30, 2022
	(in thousands)
Patents	$2,729	$2,729
Trademarks	$2,769	$2,769
Tradename	$130	$130
Customer Relationships	$150	$150
	$5,778	$5,778
Accumulated amortization	$(1,800)	$(1,642)
	$3,978	$4,136

Amortization expense was approximately $158,000 and $86,000 for the years ended April 30, 2023 and 2022, respectively. Trademarks are not subject to amortization.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to or impairment of goodwill during the years ended April 30, 2023 and 2022.

(9) Leases

Lessor Information

As of April 30, 2023, the Company had three WAM-V’s leased to customers which have been classified as operating leases per accounting guidance contained within Accounting Standards Codification (“ASC”) Topic 842, “Leases”. The remaining term on these operating leases is less than 2 years.

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

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The lease includes an initial lease term of seven years which is set to expire in November of 2024, and contains an option to extend the lease for another five years. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities- current and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

The Company also signed a new lease in January 2023 located in Houston, Texas for office space for our local employees. The lease term is for 1 year and is set to expire in January of 2024. ASC 842 allows a company an accounting policy election to recognize lease payments within the Consolidated Statement of Operations on a straight-line basis if the lease term is equal to or less than 12 months and not recognize a right-of use asset and lease liability. The accounting policy election is made on the commencement date of the lease. The Company has chosen this election for the Houston lease and classified it as a short-term lease.

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

The Company also signed a new lease located in Richmond California for a new office space for MAR which commenced in April of 2023 and will continue for 62 months. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities- current and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

Variable lease expenses, if any, are recorded as incurred. The operating lease expense in the Consolidated Statement of Operations was $0.4 million and $0.4 million for the fiscal year ended April 30, 2023 and 2022, respectively.

The components of lease expense in the Consolidated Statement of Operations for the fiscal year ended April 30, 2023 and 2022 was as follows:

	Fiscal year ended April 30,
	2023	2022
Operating lease cost	$382	$368
Short-term lease cost	44	35
Total lease cost	$426	$403

Information related to the Company’s right-of use assets and lease liabilities as of April 30, 2023 is as follows:

April 30, 2023
(in thousands)

Operating lease:
Operating right-of-use assets, net	$1,751

Right-of-use liabilities- current	529
Right-of-use liabilities- long term	1,311
Total lease liabilities	$1,840

Weighted average remaining lease term- operating leases	4.14 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

April 30, 2023
(in thousands)

2024	$701
2025	494
2026	318
2027	325
Thereafter	362
Total future minimum lease payments	2,200
Less imputed interest	(360)
Total	$1,840

(10) Accrued Expenses

Accrued expenses consisted of the following at April 30, 2023 and 2022:

	April 30, 2023	April 30, 2022
	(in thousands)
Project costs	$181	$59
Contract loss reserve	—	328
Employee incentive payments	1,948	266
Accrued salary and benefits	52	60
Professional Fees	—	30
Other	165	134
	$2,346	$877

(11) Warrants

Equity Classified Warrants

The underwritten public offering from April 2019 included the issuance of common stock warrants to purchase up to 4,927,680 shares of common stock that have an exercise price of $3.85 per share and expire five years from the issuance date. As of April 30, 2023, common warrants to purchase 732,500 shares of the common stock had been exercised.

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

The SBA may audit a borrower’s PPP loan up to six years after the loan is forgiven. The PPP loan audit after forgiveness is conducted to ensure that the borrower has used the loan funds for eligible expenses and complied with the applicable requirements of the PPP loan program.

(13) Share-Based Compensation Plans

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. At subsequent shareholder meetings, including most recently in January 2023, the shareholders approved an aggregate increase to the 2015 Plan of 3,050,000 shares resulting in total shares authorized for issuance of 4,382,036 as of April 30, 2023. As of April 30, 2023, the Company had 221,446 shares available for future issuance under the 2015 Plan .

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 711(a) of the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, a restricted stock unit award or a stock payment award. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000. As of April 30, 2023, there were 161,487 shares available for grant under the 2018 Inducement Plan.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life of the award. The expected life (estimated period outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. There were 601,089 and 793,850 shares granted for the periods ended April 30, 2023 and 2022, respectively.

	Fiscal year ended April 30,
	2023	2022
Risk-free interest rate	3.5%	1.5%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5.5	5.5
Expected volatility	109.0%	121.9%

A summary of stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2022	1,110,356	$2.34	9.2
Granted	601,089	$0.68
Exercised	—	$—
Cancelled/forfeited	(182,165)	$1.59
Expired	(95)	$511.12
Outstanding as of April 30, 2023	1,529,185	$1.75	8.8
Exercisable as of April 30, 2023	513,077	$3.22	7.7

As of April 30, 2023, the total intrinsic value of outstanding and exercisable options was approximately zero. As of April 30, 2023, approximately 513,000 additional options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 7.7 years. There was approximately $0.3 million and $0.3 million of total recognized compensation cost related to stock options during each of the fiscal year ended April 30, 2023 and 2022, respectively. As of April 30, 2023, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Performance Stock Options

A summary of performance stock options under our stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2022	210,122	$2.20	8.8
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(143,455)	$2.93
Outstanding as of April 30, 2023	66,667	$0.62	8.1
Exercisable as of April 30, 2023	—	$—

As of April 30, 2023, approximately 66,667 additional options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 8.1 years. There was approximately $0.1 million and $0.1 million of total recognized compensation cost related to performance stock options during each of the fiscal year ended April 30, 2023 and 2022, respectively. As of April 30, 2023, there was approximately $4,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.1 years.

Restricted Stock Units

Compensation expense for unvested restricted stock units is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the year ended April 30, 2023 and 2022, the Company granted 1,608,681 and 827,764 shares, respectively, subject to service-based and market condition vesting requirements.

A summary of unvested restricted stock units under our stock incentive plans is as follows:

	Number of Shares	Weighted Average Price per Share
Issued and unvested at April 30, 2022	827,764	$1.41
Granted	1,608,681	$0.75
Vested and issued	(399,429)	$1.38
Cancelled/forfeited	(51,022)	$1.32
Issued and unvested at April 30, 2023	1,985,994	$0.89

There was approximately $1.1 million and $0.2 million of total recognized compensation cost related to restricted stock units for the years ended April 30, 2023 and 2022, respectively. As of April 30, 2023, there was $1.1 million of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.4 years.

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

Disclosure of Fair Values

The Company’s financial instruments that are not re-measured at fair value include cash, cash equivalents, restricted cash, accounts receivable, contract assets and liabilities, deposits, accounts payable, and accrued expenses. The carrying value is equal to their fair value due to the short term nature of these accounts. The Company’s contingent consideration liability represents the only asset or liability classified financial instrument that is measured at fair value on a recurring basis.

Additionally, there is a Level 3 contingent liability related to earnouts as part of the MAR acquisition in the amount of $1.2 million as of April 30, 2023. As of April 30, 2023, the fair value of this contingent liability from the time that MAR was acquired has increased by approximately $1.1 million from $1.6 million as of April 30, 2022. Subsequent to year end in June 2023, the Company paid out $500,000 in cash and issued 1,923,077 in shares to satisfy the achievement of the earnout based on new customer bookings of $1.5 million.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There was one transfers between any hierarchy levels during each of the fiscal year ended April 30, 2023 related to the current portion of the MAR earnout being known and payable as of year-end in the amount of $1.5 million. There was a $60,000 adjustment for 3Dent as of the year end April 30, 2022.

(15) Income Taxes

Loss before income taxes for the years ended April 30, 2023 and 2022 consisted of the following components:

	April 30, 2023	April 30, 2022
	(in thousands)
Domestic	$(26,578)	$(20,665)
Foreign	(26)	(32)
Total loss before income taxes	$(26,604)	$(20,697)

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the U.S. federal income tax rate for the periods ended April 30, 2023 and 2022 to loss before income taxes as a result of the following:

	April 30, 2023	April 30, 2022
Computed expected tax benefit	(21.0)%	(21.0)%
Increase(reduction) in income taxes resulting from:
State income taxes, net of federal benefit	4.0%	5.2%
Federal research and development tax credits	1.9%	(0.6)%
Foreign rate differential	—%	—%
Other non-deductible expenses	(1.1)%	(0.9)%
Proceeds of sale of New Jersey tax benefits	(7.0)%	(7.0)%
Other	1.3%	1.3%
Increase in valuation allowance	22.9%	14.1%
Income tax (benefit)	1.0%	(8.9)%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2023	April 30, 2022
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$43,788	$40,338
Foreign net operating loss carryforwards	2,059	2,061
State operating loss carryforwards	1,578	968
Federal and New Jersey research and development tax credits	5,143	4,167
Stock compensation	662	429
Accrued expenses	474	79
Capitalized section 174 research & development	1,453	-
Leases	448	207
Other	76	142
Net deferred tax assets before valuation allowance	$55,681	$48,391
Valuation allowance	$(54,644)	(47,597)
Deferred tax assets	$1,037	$794

Deferred tax liabilities:
Lease liabilities	$448	$203
Intangibles	792	794
Net deferred tax liabilities	$(203)	$(203)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2023 and 2022, based upon the level of historical taxable losses, valuation allowances of $54.6 million and $47.6 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $7 million during the year ended April 30, 2023 and increased $2.5 million during the year ended 2022 respectively, due to continuing net operating losses.

As of April 30, 2023, the Company had net operating loss carry forwards for federal income tax purposes of approximately $207.8 million, which begin to expire in fiscal 2023; $72.8 million of the federal carryforward has no expiration, but the deductibility of such federal net operating losses may be limited to 80% of our taxable income in future years. The Company also had federal research and development tax credit carry forwards of approximately $4.0 million as of April 30, 2023, which begins to expire in 2024. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that as a result of multiple ownership changes, as described in Section 382 of the Internal Revenue Code, its ability to utilize these NOL’s and research and development tax credit have been significantly limited.

In addition, as of April 30, 2023, the Company had state net operating loss carry forwards of approximately $22.5 million which begin to expire in 2042, which also may be limited to utilization limitations. Further, as of April 30, 2023, the Company had foreign net operating loss carry forwards of approximately $10.8 million. The ability to utilize these carry forwards may also be limited due to ownership changes.

Income Tax Benefit

The Company has sold New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer programs, The income tax benefit for the years ended April 30, 2023 and 2022 consisted of state minimum tax benefits of $0.3 million and $1.4 million, respectively, from the sale of New Jersey net operating losses and research and development credits. New Jersey-based technology or biotechnology companies with fewer than 225 US employees may be eligible to sell net operating losses and research and development tax credits to unaffiliated corporations, up to a maximum lifetime benefit of $20 million per business.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed. At April 30, 2023 and 2022, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next fiscal year, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

Tax Law Update

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit). The Company prepared an analysis if the tax impact of capitalizing and amortizing these costs over the required periods and for calendar year 2022, it is expected to be in a loss position after the estimated add back.

(16) Commitments and Contingencies

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when its Spanish branch was closed. On July 30, 2018, the Spanish tax inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. During the year ended April 30, 2022, the Company received notice from the Spanish Central Economic and Administrative Tribunal (“Spanish Tax Administration”) that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,870 or approximately $331,000. On January 25, 2021,the Company paid the Spanish Tax Administration €279,870. Notwithstanding that payment, on April 30, 2022, the Company filed its appeal of the decision of the Central Court to the Spanish National Court.

General Legal Matters

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable, and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

(17) Operating Segments and Geographic Information

The Company’s business consists of one segment as the revenue associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and our chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates on a worldwide basis with one operating company in the U.S. and one operating subsidiary in the UK. Revenues and expenses are generally attributed to the operating unit that bills the customers. Geographic information is as follows:

	Year Ended April 30, 2023
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenues from external customers	$2,479	$—	$253	$2,732
Operating income (loss)	(26,375)	—	49	(26,326)
Right-of-use assets, net	1,751	—	—	1,751
Long-lived assets	1,280	—	—	1,280
Total assets	53,374	—	—	53,374

	Year Ended April 30, 2022
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenues from external customers	$1,633	$19	$107	$1,759
Operating loss	(18,732)	(11)	(131)	(18,874)
Long-lived assets	445	—	—	445
Total assets	73,359	19	15	73,393

(18) Employee Benefits

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are eligible to participate in the Company match after one year of service and are fully vested in the Company match after two years of service.

The Company matches employee contributions dollar for dollar up to the first 3% and fifty cents on the dollar for each 1% up to 9% for a maximum match contribution of 6%. The aggregate employer 401(k) match expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2023 and 2022 was approximately $0.3 million and $0.1 million, respectively.

The Company also provides for a voluntary contribution to the plan which is approved by the Company’s Board of Directors on an annual basis. All participants immediately vest on the date of distribution.

(19) Subsequent Events

Earn out payment

On November 15, 2021, the Company entered into a stock purchase agreement with the sellers named therein (the “Sellers”) pursuant to which the Company acquired from the Sellers all the outstanding equity interest of Marine Advanced Robotics, Inc. (“MAR”). MAR is a Richmond, California based company that is the developer of Wave Adaptive Modular Vessel technology, which enables roaming capabilities for unmanned equipment in waters around the world. In consideration for the purchase, the Company paid $4,000,000 in cash to the Sellers and issued 3,330,162 shares of our common stock to the Sellers. Pursuant to registration rights that we granted under such stock purchase agreement, the Company previously filed a registration statement to register the resale of the 3,330,162 shares of our common stock that we issued to the Sellers.

On June 29, 2023, the Company issued an additional 2,403,846 shares of our common stock to the Sellers and to certain employees of MAR. 1,923,077 shares related to the earnout provisions of such stock purchase agreement, as well as 480,769 shares related to performance bonuses for MAR employees which was not related to the business combination, and further agreed to register the resale of such additional shares. The Company filed a registration statement on Form S-3 on June 30, 2023 to this effect.

Tax benefits preservation plan

On June 30, 2023, the Company adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement. Under the terms of this plan, if enacted by the Company’s Board of Directors, each common shareholder is entitled to one preferred stock purchase right for each share of OPT’s common stock held as of the close of business on July 11, 2023 (the record date). Management assessed the impact of the distribution of the rights and deemed the issuance of the rights to existing shareholders to be a freestanding equity instrument.

