Form 10-K/A
period 2023-04-30
Ocean Power Technologies, Inc.
filed 2023-08-28
CIK 1378140

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

28 ENGELHARD DRIVE, SUITE B

MONROE TOWNSHIP, NJ 08831

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (609) 730-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001	OPTT	NYSE American
Series A Participating Preferred Stock Purchase Rights	n/a	NYSE American

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

The number of shares outstanding of the registrant’s common stock as of August 23, 2023 was 58,787,578.

Auditor Firm ID	Auditor Name	Auditor Location
274	EisnerAmper LLP	Iselin, New Jersey

OCEAN POWER TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

PowerBuoy®, PB-Vue ®, PowerTower ®, Making Waves in Power ®, Talk on Water ®, WAM-V® and the Ocean Power Technologies logo are trademarks of Ocean Power Technologies, Inc. All other trademarks appearing in this annual report are the property of their respective holders.

i

Explanatory Note

This Amendment No. 1 to Form 10-K (this Amendment No.1) amends the Ocean Power Technologies, Inc. (“we”, “us”, “our” or the “Company”) Annual Report on Form 10-K for the fiscal year ending April 30, 2023, as originally filed with the Securities and Exchange Commission (“SEC”) on July 28, 2023 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed within 120 days after the end of our fiscal year ended April 30, 2023.

We are filing this Amendment No. 1 to include Part III information in our Form 10-K because the Company’s definitive proxy statement containing such information will not be filed on or before 120 days after our fiscal year end.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 as Exhibits 31.1 and 31.2. The Exhibit Index has also been amended and restated in its entirety to include the new certifications as exhibits.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any fact or events occurring subsequent to the date of the filing of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and our filings with the SEC subsequent to the date of the Original Filing.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board is composed of six highly qualified and experienced directors, five of whom are independent. All of the directors bring to our Board of Directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. Collectively, our directors possess a broad and diverse set of skills and experiences, including in the energy, maritime, marine data acquisition and government sectors as well as the areas of engineering design, manufacturing, operations, government contracting and procurement, information technology, finance, governance, mergers and acquisitions, capital markets, capital allocation, capital structure, risk management, and strategic planning.

The biography of each director contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes, and skills that caused the Nominating and Corporate Governance Committee and our Board of Directors to determine that the person should serve as a director, given our business and structure.

Name	Age	Position(s) with the Company	Served as Director From
Terence J. Cryan	61	Chairman of the Board and Independent Director	2012
Philipp Stratmann	44	President, Chief Executive Officer, and Director	2021
Clyde W. Hewlett	68	Independent Director	2020
Diana G. Purcel	57	Independent Director	2020
Peter E. Slaiby	65	Independent Director	2020
Natalie Lorenz-Anderson	60	Independent Director	2021

Terence J. Cryan has been a member of our Board of Directors since October 2012 and Chairman of the Board since June 2014. Mr. Cryan was our lead independent director from October 2013 to June 2014 when he became Chairman of the Board. Mr. Cryan currently serves as a Managing Director of MACCO Restructuring Group, LLC, which provides qualified interim leadership and advice to stakeholders across a broad spectrum of business sectors. Since August 2017, Mr. Cryan has served as the Chairman of the Board of Westwater Resources, Inc. Mr. Cryan has served on the boards of directors of a number of other publicly traded companies including Uranium Resources, Inc. from 2006 to 2016; Global Power Equipment Group Inc. from 2008 to 2017; Superior Drilling Products from May 2014 to 2016; Gryphon Gold Corporation from 2009 to 2012; and The Providence Service Corporation from 2009 to 2011. Mr. Cryan served as President and CEO of Global Power Equipment Group Inc., from March 2015 until July 2017. From September 2012 until April 2013, Mr. Cryan served as interim President and CEO of Uranium Resources, Inc., and was elected as Chairman of the Board of Directors of Uranium Resources, Inc. in June 2014 and served until March 2016. Mr. Cryan is also a former investment banker with extensive experience advising public companies across a broad array of industries on mergers and acquisitions and capital markets transactions. Mr. Cryan earned his Bachelor of Arts degree from Tufts University in 1983 and a Master of Science degree in Economics from The London School of Economics in 1984. In December 2014, Terence Cryan was named a Board Leadership Fellow by the National Association of Corporate Directors. We believe Mr. Cryan’s qualifications to sit on our Board of Directors include his significant experience in financial matters, his prior board and executive management experience at other companies, his broad energy industry background and his extensive expertise in financings, capital markets, and mergers and acquisitions.

Philipp Stratmann has served as our President, Chief Executive Officer, and a member of our Board of Directors since June 2021. Prior to this, Mr. Stratmann served as Vice President – Global Business Development of the Company since 2019. Prior to that, he was Vice President, Biofuels for Velocys, which he joined in 2015 as Business Development Director. He previously served as General Manager Global Development and West Africa for InterMoor and has held leadership positions with Acteon Group and Ernst & Young, in addition to experience with VT Group and Shell. He is a graduate of the United Kingdom’s University of Southampton, where he received his Engineering Doctorate and his Master of Engineering degree in Ship Science. We believe Mr. Stratmann’s significant leadership experience in the energy and maritime industries qualifies him to serve on our Board of Directors.

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

Diana G. Purcel has served on the Board of Directors since December 2020. As an emerging voice on corporate governance and strategy, Ms. Purcel was named as a Director to Watch by Directors & Boards magazine and is NACD Director Certified®. Ms. Purcel has 20 years of experience as a chief financial officer, including 17 years with small cap publicly traded companies. Since April 2022, Ms. Purcel has served on the board of directors of PetMed Express, Inc. (NASDAQ: PETS) on their Compensation Committee, Governance and Nominating Committee and since July 2022, as the Audit Committee Chair. Since December 2017, she has served on the Board of Directors, and as a member of the executive committee and chair of the finance committee, for the Animal Humane Society. From March 2019 to June 2021 (when the company was sold), Ms. Purcel served on the Board of Directors for Now Boarding. From 2005 to 2008, Ms. Purcel served on the Board of Directors for Multicultural Foodservice and Hospitality Alliance, as the chair of its audit committee. From April 2018 until May 2019, Ms. Purcel served as executive vice president and Chief Financial Officer for EvineLive, Inc. (NASDAQ: EVLV), now known as iMedia Brands, Inc. (NASDAQ: IMBI), an interactive video and digital commerce company. From September 2014 until June 2017, Ms. Purcel served as the Chief Financial Officer for Cooper’s Hawk Winery & Restaurants, LLC, which operated restaurants, manufactured private-label wines, and managed the largest wine club in the world. From 2003 until 2014, Ms. Purcel served as Chief Financial Officer and Corporate Secretary for Famous Dave’s of America, Inc. (at the time, NASDAQ: DAVE), which franchised and operated a casual dining restaurant chain of almost 200 locations in over 35 states. From September 2002 to June 2003, Ms. Purcel served as Chief Financial Officer, and from April 1999 to September 2002, as Vice President, Controller and Chief Accounting Officer of Paper Warehouse, Inc. (OTC:PWHS), a party-goods retailer and franchisor in 10 states. Ms. Purcel has also worked with Arthur Andersen & Co, from 1988 to 1993 as a certified public accountant and senior auditor, and with other companies including Target Corporation (from 1994 to 1998 as a senior analyst). Ms. Purcel holds a Master’s in Business Administration from the University of St. Thomas, a Bachelor of Science in Management, with a concentration in Accounting, from Tulane University, and is a certified public accountant (inactive). Ms.Purcel brings significant financial experience and expertise, and is considered to be an “audit committee financial expert” within the meaning of Item 407(d) (5) of Regulation S-K.We believe that Ms. Purcel’s significant financial, strategy, and governance experience as a Chief Financial Officer in numerous public and private entities over a 20-year period qualifies her to serve on our Board of Directors.

Peter E. Slaiby has served on the Board of Directors since December 2020. Mr. Slaiby has over 40 years of experience in the oil and gas industry including over 37 years working with Royal Dutch Shell. Mr. Slaiby served on the Board of Directors for Glacier Oil and Gas and The Harris School in Houston, Texas (since 2017). Previously Mr. Slaiby served on the Board of Directors for the Alaska Oil & Gas Association (from 2009 to 2014) including as its Chairman (in 2014) and served on the Chancellors Advisory Board for University of Alaska – Anchorage (from 2010 to 2013). Slaiby is serving as the Managing Director for Quartz Upstream (since 2017) and is serving as Managing Partner for Floris Energy (since April 2020). From 2019 to 2020, Mr. Slaiby was a co-founder for Novara Energy. From 1980 to 2017, Mr. Slaiby worked with Shell in various roles: as Vice President, Decommissioning and Restoration, as Vice President, Shell Alaska, and as Asset Manager – Brunei and UK Shell Petroleum. Mr. Slaiby also worked with Pecten (a Shell subsidiary) as Technical Manager – Cameroon, as Project and Technical Manager – Brazil, and as Project Manager – Syria. Mr. Slaiby began his professional career in 1980 working for Shell Oil Company in various production roles in the Gulf of Mexico. Mr. Slaiby obtained his Bachelor of Engineering in Mechanical Engineering from Vanderbilt University in 1980. We believe that Mr. Slaiby’s significant experience in the oil and gas industry in many different roles qualifies him to serve on our Board of Directors.

Natalie Lorenz-Anderson has served on the Board of Directors since December 2021. Ms. Lorenz-Anderson was named as a Director to Watch in 2023 by Boards & Directors Magazine citing her expertise in Cybersecurity, Environment and Sustainability, and US Government contracting. Ms. Lorenz-Anderson has over 38 years of experience with government contracting and various technology fields including cybersecurity, privacy, risk management, information technology, energy, and solutions management across multiple markets including Defense, National Security, Energy, Environment, and Health. She is a limited partner and advisory member of the Board of Safar Partners LLC, a seed-stage technology venture fund (since 2019), a Board Director for Embr Labs, an MIT technology start-up in consumer wearables for personal temperature regulation (since 2020), a Board director for 247Solar Inc, a renewable energy technology start-up (since 2021) and a member of Lutron’s Cyber Advisory Board (since 2022). She is a Board member of John Hopkins University’s Whiting School of Engineering Department of Environmental Health and Engineering (since 2018). She previously served as a member of the Whiting School of Engineering Advisory Board (2011-2022), and a member of the Board and Executive Committee (since 2008) and former Chair of the Board for AFCEA International (from 2008-2010), a Vice President of the Board of Girl Scouts Nation’s Capital Board focusing on STEM topics (2012-2022), and member of the Society of Women Engineers Annual Conference Board (2019-2022). From 2017 to Present, Ms. Lorenz-Anderson has been working with 247Solar Inc as a VP for Operations and Special Projects. From 1984 until 2017, Ms. Lorenz-Anderson enjoyed a career in Cybersecurity with Booz Allen Hamilton, including as a Partner and Senior Vice President (from 2002 until 2017) and as Chief Scientist and Program Manager (from 1997 until 2002). Ms. Lorenz-Anderson obtained her Bachelor of Science degree in Electrical Engineering from MIT in 1984 and Master of Science degree in Electrical Engineering from John Hopkins University in 1989. We believe that Ms. Lorenz-Anderson’s significant experience in government (particularly Department of Defense) contracting, information technology, cybersecurity, energy, and the environment qualifies her to serve on our Board of Directors.

Executive Officers

We have two executive officers who are not directors:

Name	Age	Position(s) with the Company
Robert Powers	52	Senior Vice President & Chief Financial Officer
Joseph DiPietro	57	Corporate Controller & Treasurer

Robert Powers joined OPT in December 2021 with more than 25 years of experience providing domestic and international leadership to entrepreneurial, privately owned, and founder-led companies, as well as SEC registrants and private equity backed companies. Prior to OPT, Bob was CFO of Constellation Advisors, a private equity-owned provider of outsourced back-office operations and compliance services. He has held financial leadership roles with Sterling Talent Solutions, Wood Group PPS – a division of Wood Group, GTE, SABIC Innovative Plastics, and Plug Power. He has also provided financial consulting services to various companies. Bob began his career at PricewaterhouseCoopers, LLP. He received a Bachelor of Science in Accounting degree from Fordham University and an MBA in Business Administration from Rensselaer Polytechnic Institute and he is a Certified Public Accountant.

Joseph DiPietro, the Company’s Controller since August 2021, was appointed to the additional positions of the Company’s Treasurer and principal accounting officer in September 2021. Prior to that, Mr. DiPietro spent the prior five years as Vice President - Finance and Corporate Controller of Myos Corp. In addition, he also served in various finance roles at Juno Online, Audible, Celgene, Pfizer, and Zoetis. Mr. DiPietro holds a Bachelor of Science in Finance from St. John’s University and is a Certified Public Accountant.

Audit Committee

During the year ended April 30, 2023, the members of our Audit Committee were Diana G. Purcel, Peter E. Slaiby, and Terence Cryan. Ms. Purcel is the chair of the Audit Committee. The Board of Directors has determined that Ms. Purcel is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee met 4 times in fiscal 2023. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by 303A.02 of the NYSE American Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Audit Committee assists our Board of Directors in its oversight of the integrity of our consolidated financial statements, our independent registered public accounting firm’s qualifications, independence, and performance.

Our Audit Committee’s responsibilities include: appointing, approving the compensation of, and assessing the independence of, our independent registered public accounting firm; overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from our independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures; recommending to the Board whether the Company’s audited financial statements be included in our Annual Report on Form 10-K; monitoring our internal controls over financial reporting, disclosure controls and procedures and code of business conduct and ethics; establishing procedures for the receipt and retention of accounting related complaints and concerns; reviewing related party transaction; ratifying the charter of our disclosure controls committee; reviewing and assessing management risk assessment and risk management; meeting independently with our independent registered public accounting firm, our internal audit services firm, and management; and preparing the Audit Committee report required by SEC regulations.

Corporate Governance

Our Board of Directors believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our shareholders. This section describes key corporate governance guidelines and practices that our Board has adopted. Complete copies of our corporate governance guidelines, committee charters and code of business conduct and ethics are available on the corporate governance section of our website, www.oceanpowertechnologies.com. Alternatively, you can request a copy of any of these documents by writing to our Secretary at 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in a timely manner during the year ended April 30, 2023.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

We have structured our Board compensation to have a significant equity component that exceeds the cash component to align the interests of our directors with the interests of our shareholders. For Board service during fiscal year 2023, the Board of Directors approved, for each non-employee director, an annual payment of $70,000 and restricted share units of our common stock equal in value to $75,000. Each non-employee director also receives a per annum supplement ranging from $8,000 to $30,000 for each committee that they belong to or chair. In addition, the Chairman of the Board annually receives an additional $75,000.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by the Nominating and Corporate Governance Committee of our Board of Directors. During fiscal year 2022, the Nominating and Corporate Governance Committee engaged an independent compensation consultant to provide consulting services related to director compensation and determined that the Company’s practices and programs are commensurate with current industry best practices for similarly situated companies.

The following table summarizes compensation paid to each of our non-employee directors who served during fiscal year 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Terence J. Cryan	$202,000	$75,000	$—	$277,000
Clyde W. Hewlett	$90,000	$75,000	$—	$165,000
Diana G. Purcel	$116,000	$75,000	$—	$191,000
Peter E. Slaiby	$110,000	$75,000	$—	$185,000
Natalie Lorenz-Anderson	$78,000	$75,000	$—	$153,000

The following table summarizes grants during fiscal year 2023.

Name	Stock Awards (1)	Option Awards	Total
Terence J. Cryan	110,294	—	110,294
Clyde W. Hewlett	110,294	—	110,294
Diana G. Purcel	110,294	—	110,294
Peter E. Slaiby	110,294	—	110,294
Natalie Lorenz-Anderson	110,294	—	110,294

(1) During fiscal year 2023, each non-executive Board member was granted 110,294 restricted stock units for Board service.

EXECUTIVE COMPENSATION

Our Compensation Committee is responsible for overseeing the compensation of our named executive officers (NEOs), including the design, review, approval, and implementation of all compensation programs. The goal of the Compensation Committee is to ensure that our compensation practices are aligned with our business strategies and objectives and that the total compensation paid to each of our named executive officers is fair, reasonable, and competitive. During fiscal year 2023, our Company had three NEOs: (1) the President and Chief Executive Officer (CEO); (2) the Senior Vice President and Chief Financial Officer (CFO), and (3) the Principal Accounting Officer, Controller and Treasurer.

The Compensation Committee is composed entirely of independent, non-management members of the Board. Each member of the Compensation Committee is both a “non-employee director” within the meaning of Rule 16b3 of the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. No Compensation Committee member participates in any of the Company’s employee compensation programs. Each year the Company reviews any and all relationships that each director has with the Company, and the Board subsequently reviews these findings. The responsibilities of the Compensation Committee, as stated in its charter, include the following:

● review and make such recommendations to the Board as the Compensation Committee deems advisable with regard to all incentive-based compensation plans and equity-based plans;

● review and approve the corporate goals and objectives that may be relevant to the compensation of NEOs;

● evaluate the performance of the NEOs in light of the goals and objectives that were set and determine and approve the compensation of the NEOs based on such evaluation; and

● review and approve the recommendations of the CEO with regard to the compensation of all officers of the Company other than the CEO.

The Compensation Committee and the Board of Directors determine the compensation of the CEO without any management input. The Compensation Committee does take into consideration input from the CEO when making compensation decisions for the CFO as it believes that this input is useful because the CEO reviews and observes the performance of the CFO. The CFO is not present or privy to the recommendations of the CEO to the Compensation Committee. The full Board of Directors also conducts an annual evaluation of the CEO, which is designed to help assess the CEO’s performance against established goals and objectives, and provide additional feedback for the Compensation Committee.

Stock Ownership and Holding Guidelines Policy

At the recommendation of the Nominating and Corporate Governance Committee, in October 2021 the Board adopted stock ownership and holding guidelines, for all NEOs and all independent directors, that are designed to increase stock ownership over time and thereby align their interests with the interests of shareholders. For the CEO, the guidelines provide for the achievement of stock ownership of 3 times base salary over a period of 5 years. For the CFO, the guidelines provide for the achievement of stock ownership of 2 times base salary over a period of 5 years. For the independent directors, the guidelines provide for the achievement of stock ownership of 3 times the annual cash retainer over a period of 5 years.

Compensation Recovery Policy

At the recommendation of the Nominating and Corporate Governance Committee, in October 2021, the Board also adopted a Compensation Recovery Policy that requires each NEO to repay or forfeit any annual incentive or other performance-based compensation received by the NEO within the preceding three years if any of the following apply:

● the payment, grant or vesting of such compensation was based on the achievement of financial results that were subsequently the subject of a restatement of the Company’s financial statements filed with the SEC;

● the Board determines in its sole discretion, exercised in good faith, that the executive officer engaged in conduct that caused or contributed to the need for a restatement of the Company’s financial statements filed with the SEC;

● the Board determines in its sole discretion, exercised in good faith, that the executive officer caused or contributed to materially inaccurate performance metrics or other similar criteria; or

● the Board determines in its sole discretion, exercised in good faith, that the executive officer’s conduct violated Company policies.

In addition to the foregoing, the Board shall determine in its sole discretion, exercised in good faith, that it is in the best interests of the Company and its shareholders for the executive officer to repay or forfeit all or any portion of the compensation.

The Board, or by delegation its Compensation Committee, either acting solely by the independent directors as identified under the applicable listing standards of the NYSE American, has the full and final authority to make all determinations under this policy. All determinations and decisions made by the Board pursuant to this policy are final, conclusive, and binding on all persons, including the Company, its affiliates, its shareholders, its executive officers, and its employees.

Compensation Objectives and Philosophy

The Company’s compensation program is centered around a philosophy that focuses on aligning the interests of our management with those of our shareholders, retention of key personnel, and pay-for-performance compensation. The Company believes this philosophy allows the Company to compensate its executive officers competitively, while simultaneously ensuring support of its strategy and continued development and achievement of key business goals. The Compensation Committee firmly believes that a pay-for-performance philosophy should recognize both short- and long-term performance and should include both cash and equity compensation arrangements that are supported by strong corporate governance, including active and effective oversight by the Compensation Committee.

Our compensation programs are intended to reward executives for the achievement of specified predetermined quantitative and qualitative goals aligned with the interests of shareholders and designed to increase shareholder value. Our compensation programs are also designed to attract and retain qualified executives and reward them for attaining superior short-term and long-term performance.

Total Compensation Program Elements and Relationship to Performance

Key elements of these programs include:

● Base salary that is fixed cash compensation designed to reward annual achievements, with consideration given to the executive’s qualifications, scope of responsibility, leadership abilities and management experience and effectiveness;

● Short-term incentive (STI) programs that provide yearly cash bonus awards, where warranted, designed to incentivize, and reward executives for executing against predetermined business objectives with demonstrated performance; and

● Long-term incentive (LTI) programs that provide equity-based incentive compensation, over a multi-year period, which further align executive and shareholder interests. Grants prior to fiscal year 2022 had been primarily in the form of NQSOs. For fiscal years 2022 and 2023 NEOs received equity grants in the form of RSUs instead of NQSOs. For fiscal year 2024 and beyond, our intention is for NEOs to continue to receive equity grants in the form of RSUs. The value of LTI compensation is based upon the market value of our common stock that requires continued service, with the majority of the vesting criteria tied to the attainment of certain performance goals.

Determining and Setting Executive Compensation

The Compensation Committee works closely with key members of management to set the compensation for the Company’s non-NEO executives. Under direction by, and oversight from, the Compensation Committee, management develops recommendations for the Company’s compensation plans by utilizing market data sourced from publicly available compensation sources, This includes reputable on-line compensation surveys for comparable executive positions that review a broad selection of national and regional companies, which the Company believes it may compete with for executive talent. These companies are considered to be comparable to the Company in terms of public ownership, organizational structure, size, and stage of development. The Compensation Committee reviews the results of any compensation analyses, and recommendations by management are reviewed with and approved by the Compensation Committee annually; however, if the Company becomes aware within the year that a market adjustment is required based on market or other data, the Compensation Committee can make changes as necessary. In early 2021, the Compensation Committee engaged NFP Compensation Consultants, an independent compensation consultant, to provide consulting services related to executive compensation, including a review of the Company’s compensation practices and compensation programs to ensure that the Company’s practices and programs are commensurate with current industry best practices for similarly situated companies. The Compensation Committee generally targets compensation for our executives within a competitive range, generally at the market 50th percentile. Other considerations, including the unique nature of our business, the experience level of an executive, performance, tenure, and other market and/or relevant factors may dictate variations to this general target.

Our business is characterized by a long development cycle, including a lengthy engineering and product-testing period. In addition to traditional benchmarking metrics, such as product sales, revenues and profits, the additional factors the Compensation Committee typically considers when determining the STI and LTI compensation our NEOs’ compensation include:

●	key product and solution development initiatives;
●	technology advancements;
●	achievement of commercial milestones;
●	establishment and maintenance of key strategic relationships;
●	implementation of appropriate financing strategies; and
●	financial and operating performance.

Results of Recent Annual Meeting Votes on Executive Compensation

The results of the voting on the executive compensation proposals at our last three Annual Meetings of Shareholders is presented in the following table.

	For	Against	Abstain

2022 Annual Meeting	70%	22%	8%

2021 Annual Meeting	78%	12%	10%

2020 Annual Meeting	76%	18%	6%

The Board and Compensation Committee continue to focus on driving NEO performance against specific goals and ensuring that the interests of management and shareholders are aligned properly. Accordingly, as part of our governance processes, we continually review our incentive programs, including equity vehicles that better align with our shareholders, in addition to our governance policies.

Compensation Considerations and Decisions for Fiscal Year 2022

In May 2022, the Compensation Committee held a meeting to address management’s recommendation for fiscal year 2023 salary changes and fiscal year 2022 STI bonus pool and STI bonus alternatives for the NEOs. The Compensation Committee assessment included a review of the Company’s scorecard for the fiscal year, the performance reviews of high performing individuals, and the performance review of the NEOs. The Compensation Committee determined that the overall performance of the Company in terms of meeting the commercial targets for the fiscal year included in the scorecard (particularly sales and bookings) had significantly improved from the previous fiscal year, but still did not reached the full score as determined in the scorecard. The Committee also considered that fiscal year 2022 product development and safety targets had been met.

Considering the overall performance of the Company for the fiscal year, and particularly the performance reviews of high performing individuals within the staff, the Compensation Committee approved management’s recommendation for salary adjustments and STI pool for the fiscal year. The salary adjustment resulted in an average 3.3% pay increase across the Company, and the STI pool resulted in a total of $245,811 in bonus awards across the Company.

In terms of NEOs compensation and STI bonus, the Compensation Committee considered the following: (i) that all NEOs had been recently named; (ii) that in their term in their respective offices their efforts were already positively impacting the Company’s performance; and, (iii) that the Company had met the product development and safety targets in the scorecard (representing 25% of the STI goals). Hence, the Compensation Committee resolved to approve that the NEOs receive 20% of their respective target bonuses for fiscal year 2022, pro-rated for any partial year of service. Since the NEOs had not had a complete year of service as of this assessment, no salary increases were approved at this time, with the exception of the CFO who received a 4% increase.

Compensation Goals and Objectives for Fiscal Year 2023

In January 2022, the Company adopted a new program for LTI awards. Pursuant to the new program NEOs, vice presidents, and select other direct reports to the Chief Executive Officer receive restricted stock units (“RSUs”) while the rest of the Company’s employees receive non-qualified stock options (“NQSOs”). NQSOs are subject to time-based vesting, while RSUs are subject to both time-based and performance-based vesting criteria. Performance-based vesting is subject to a total shareholder return (“TSR”) formula, which allows for vesting in the second year if the TSR metric is not achieved in the first year, and for vesting in the third year if the TSR metric is not achieved for the second year. The TSR metric has two components – an absolute TSR metric that evaluates the performance of our common stock year-over-year, and a relative TSR metric that evaluates the performance of our common stock against a defined index, currently the Russell 3000 Microcap index. One-third of RSU awards vest over time, one-third vest as absolute TSR metrics are achieved and one-third vest as relative TSR metrics are achieved.

In May 2022, the Compensation Committee developed objectives for the STI plan for the NEOs for fiscal year 2023. The Compensation Committee established objectives across three main categories; financial performance, operational performance, and safety performance as reflected in the following table. For Operational and Safety and Quality metrics management has identified specific measurement criteria which has been approved by the Compensation Committee.

Category	Metric	Measurement	Target Points
Financial	New Bookings	$5.3M OPT new bookings	25
Financial	New Bookings	$2.5M MAR new bookings	25
Financial	New Bookings	$1.5M Consulting new bookings	10
Operational	Manufacturing		10
Operational	Demonstrations		10
Operational	PB2.0		10
Safety and Quality	Proactive Measures Implementation		5
Safety and Quality	Lost Time Incidents		5
Total			100

In addition, the Compensation Committee established a threshold for obtaining any STI award for fiscal year 2023. A 75% threshold was established, and upon attainment, a 50% award would be made. Between 75% and 100%, the award would be linearly interpolated, and between 100% and 200% (the maximum award), the award would be interpolated.

Compensation Considerations and Decisions for Fiscal Year 2023/2024

In May 2023, the Compensation Committee held a meeting to address management’s recommendation for fiscal year 2024 in terms of salary changes and the fiscal year 2023 STI bonus pool. The Compensation Committee assessment included a review of the Company’s scorecard for the fiscal year, the performance reviews of high performing individuals, and the performance review of the NEOs. The Compensation Committee determined that the overall performance of the Company in terms of meeting the targets for the fiscal year included in the scorecard had resulted in the attainment of 81 points out of a total 100 possible points. Accordingly, based upon the formula noted above, the Business portion of the bonus was paid at the rate of 62% of target bonus for the majority of the Company’s eligible employees. A small number of employees received 100% of their target bonus based upon outstanding performance.

Considering the overall performance of the Company for the fiscal year, and particularly the performance reviews of high performing individuals within the staff, the Compensation Committee approved management’s recommendation for salary adjustments and STI pool for the fiscal year. The salary adjustment resulted in a blended 3.5% pay increase across the Company, prorated based on date of hire, and the STI pool resulted in a total of $1,652,578 in bonus awards across the Company.

In addition, the Compensation Committee approved a one-time discretionary contribution to the Company’s 401K plan at the rate of 1.5% of base pay for all eligible employees. This discretionary contribution totaled $134,958.

In terms of NEOs compensation and STI bonus, the Compensation Committee resolved to approve that the NEOs receive 62% of their respective target bonuses for fiscal year 2023, and 3.5% pay increases.

Compensation Goals and Objectives for Fiscal Year 2024

In the May 2023 meeting, the Compensation Committee also developed objectives for the STI plan for the NEOs for fiscal year 2024. The Compensation Committee established objectives across three main categories; financial performance, operational performance, and safety and quality performance as reflected in the following table. For Operational and Safety and Quality metrics management has identified specific measurement criteria which has been approved by the Compensation Committee.

Category	Metric	Measurement	Target Points
Financial	New Bookings	Multi System Orders (10 points per multi-buoy [3 or more], 5 points per multi-vehicle [3 or more])	10
Financial	New Bookings	$7.8M Buoy new bookings	15
Financial	New Bookings	$6M Vehicles new bookings	15
Financial	New Bookings	$1.3M Consulting new bookings	5
Operational	Manufacturing		30
Operational	Technology		10
Operational	Cyber		5
Safety and Quality	Proactive Measures Implementation		5
Safety and Quality	Total Recordable Incident Rate		5
Total			100

Consistent with fiscal year 2023, a 75% threshold was established, and upon attainment, a 50% award will be made. Between 75% and 100%, the award would be linearly interpolated, and between 100% and 200% (the maximum award), the award would be interpolated.

Also consistent with fiscal year 2023, NEOs, vice presidents, and select other direct reports to the Chief Executive Officer will receive RSUs while the rest of the Company’s employees will receive NQSOs. NQSOs are subject to time-based vesting, while RSUs are subject to both time-based and performance-based vesting criteria. Performance-based vesting is subject the same TSR formula as in 2023.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended April 30, 2023, and 2022 to our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)

Philipp Stratmann	2023	$360,000	$167,400	$319,493	$—	$21,175	$868,068
President and Chief Executive Officer	2022	$344,945	$54,000	$349,269	$116,534	$103,162	$967,910

Robert Powers	2023	$291,200	$90,272	$172,290	$—	$8,736	$562,498
Senior Vice President and Chief Financial Officer	2022	$108,182	$11,667	$284,140	$—	$—	$403,989

Joseph DiPietro	2023	$190,000	$29,450	$30,659	$—	$3,325	$253,434
Controller and Treasurer	2022	$133,076	$6,729	$47,190	$—	$—	$186,995

(1) Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements due to increases in salary levels and mid-year hire dates.

(2) This amount represents bonuses earned by the named executive officers for fiscal years 2023 and 2022. For fiscal year 2023 the Compensation Committee awarded bonuses in accordance with performance results. For fiscal year 2022, the Compensation Committee exercised discretion to award bonuses based on the Company’s results of operations and other performance metrics.

(3) The amounts in the “Stock Awards” column are subject to the vesting criteria described above and reflect the aggregate grant date fair value of restricted stock units granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 13 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023.

(4) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 13 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023.

(5) For Philipp Stratmann in fiscal year 2022, the amount of $103,162 includes $94,124 of relocation expenses and $9,038 for the Company’s matching contributions to the 401(K) Plan. All other amounts in fiscal 2023 were related to the Company’s matching contributions to the 401(K) Plan. For fiscal year 2023 the Company elected to make a discretionary contribution to the 401(K) plan equal to 1.5% of base compensation for all eligible employees. This discretionary contribution is included in the matching contribution to the 401(K) noted above.

Employment Agreements

Philipp Stratmann – President, Chief Executive Officer, and Director

Effective June 18, 2021, in connection with his appointment as Chief Executive Officer and President, Mr. Stratmann entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement Mr. Stratmann is eligible for an annual, discretionary, performance-based bonus targeted at 75% of base salary on such terms and conditions as may be determined by the Board or its Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the Company’s 2015 Omnibus Incentive Plan, as amended, subject to such terms and conditions as may be determined by the Board or its Compensation Committee. At the time of signing the Employment Agreement, Mr. Stratmann received a one-time grant of 100,000 restricted stock units that vest, if at all, equally over two years with 1/3 of each vesting based on time and 2/3 of each vesting based on positive total shareholder return. The unvested shares which would have vested based on positive total shareholder return expired on June 18, 2023. Mr. Stratmann will receive an annual base salary of $372,600 for fiscal year 2024.

If he is terminated other than for cause , he will receive 12 months of salary as severance. Mr. Stratmann is also subject to covenants regarding non-competition, non-solicitation, and confidentiality.

Robert Powers - Senior Vice President and Chief Financial Officer

Effective December 13, 2021, in connection with his appointment as Senior Vice President and Chief Financial Officer, Mr. Powers entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement, Mr. Powers is eligible for an annual, discretionary, performance-based bonus targeted at 50% of base salary on such terms and conditions as may be determined by the Board or its Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the Company’s 2015 Omnibus Incentive Plan, subject to such terms and conditions as may be determined by the Board or its Compensation Committee. Mr. Powers will receive an annual base salary of $301,392 for fiscal 2024.

If Mr. Powers is terminated other than for cause (or Mr. Powers quits for good reason) , he will receive six months of salary as severance. Mr. Powers is also subject to covenants regarding non-competition, non-solicitation, and confidentiality.

Joseph DiPietro – Controller and Treasurer

In connection with his promotion in September 2021, Mr. DiPietro entered into a new employment letter. His annual salary was increased to $190,000 and he is eligible for an annual bonus at a target of 25% of his annual salary. Mr. DiPietro’s will receive an annual base salary of $196,650 for fiscal 2024.

2023 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2023:

	Option Awards					Stock Awards
Name and Principal Position	Numbers of Shares Underlying Unexercised Options (#) Exercisable	Numbers of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Philipp Stratmann	—	66,667	$0.62	6/18/2031	(1)
President and Chief Executive Officer	9,333	—	$2.93	1/14/2031	(2)
						600,431	(3)	$306,220

Robert Powers	—	—	—	—		374,251	(4)	$190,868
Senior Vice President and Chief Financial Officer

Joseph DiPietro	—	—	—	—		68,079	(5)	$34,720
Controller and Treasurer

(1) Represents stock options, with market based conditions, granted on June 18, 2021 relating to an aggregate of 66,667 shares which vest over a two- year period when certain market price targets are met.

(2) Represents stock options granted January 14, 2021 relating to an aggregate of 9,333 shares which vest over a two-year period based on service requirements.

(3) Represents restricted stock units, with market based conditions, (A) granted on June 18, 2021 relating to an aggregate 16,667 of which vest over a two year period when certain market price targets are met, (B) granted on January 14, 2022 relating to an aggregate 147,000 of which vest over a three- year period when certain market price targets are met, and (C) granted on January 19, 2023 relating to an aggregate 436,765 of which vest over a three- year period when certain market price targets are met.

(4) Represents restricted stock units, with market based conditions, (A) granted on December 13, 2021 relating to an aggregate 62,500 of which vest over a two year period when certain market price targets are met, (B) granted on January 14, 2022 relating to an aggregate 76,221 of which vest over a three-year period when certain market price targets are met, and (C) granted on January 19, 2023 relating to an aggregate 235,530 of which vest over a three-year period when certain market price targets are met.

(5) Represents restricted stock units, with market based conditions, (A) granted on January 14, 2022 related to an aggregate 25,667 which vest over a three-year period when certain market price targets are met, (B) granted on January 19, 2023 relating to an aggregate 41,912 of which vest over a three-year period when certain market price targets are met, and (C) granted on July 14, 2022 related to an aggregate of 500 which vest after a one-year period.

Potential Payments upon Termination of Employment or Change in Control

The following information sets forth the terms of potential payments to each of our named executive officers in the event of a termination of employment. The terms cause, good reason and change of control have the meanings given such terms in the executive’s employment agreement. Mr. DiPietro’s employment agreement does not contain any provision for payments in the event of a termination of employment.

Termination by Company without Cause; Termination by Executive for Good Reason. Our employment agreement with each of Messer’s. Stratmann and Powers provide, upon the termination of employment other than for cause, or if terminated for good reason, that they have the right to receive severance payments of twelve months of base salary (for Mr. Stratmann) or six months of base salary (for Mr. Powers).

Termination by Company for Cause; Termination by Executive without Good Reason. Neither Mr. Stratmann nor Mr. Powers is entitled to any benefits in the event of a termination of the Company for cause or by the executive without good reason.

Change in Control. The agreements for Mr. Stratmann and Mr. Powers include a double trigger severance clause. In the event of a termination by the Company in connection with a change of control, or by the executive within 90 days of a change of control, the employment agreements for Mr. Stratmann and Mr. Powers provide for a payment of twelve and three months, respectively, of base salary. The restricted stock unit agreement provides for accelerated stock vesting upon a change in control.

Termination upon Failure to Renew by the Company. In the event that the Company elects not to renew the employment agreement, and the executive terminates their employment within 30 days of notice of non-renewal, the employment agreements for Mr. Stratmann and Mr. Powers provide for a payment of twelve and three months, respectively, of base salary.

Qualifying retirement. Under our restricted stock unit agreements with the named executive officers, upon a Qualifying Retirement, 50% of unvested restricted shares will vest immediately. A “Qualifying Retirement” means retirement by the recipient after satisfaction of the conditions in either clause (A) or clause (B): (A) the recipient has both (1) attained the age of 55 and (2) completed at least ten years of employment with the Company; or (B) the sum of the recipient’s age plus the number of years he or she has been employed by the Company equals or exceeds 75 years. In addition, the agreements of Messrs. Stratmann and Powers extend the exercisability of vested options to 90 days after any termination event.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 28, 2023, by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer (c) each director, and (d) all executive officers and directors as a group.

The percentage of common stock beneficially owned is based on 58,787,578 shares of our common stock outstanding as of August 28, 2023. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of August 28, 2023 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by such person, subject to community property laws, where applicable. The street address of each beneficial owner shown in the table below is c/o Ocean Power Technologies, Inc., 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Philipp Stratmann (1)	81,635	*
Terence J. Cryan (2)	103,595	*
Clyde W. Hewlett (3)	71,577	*
Diana G. Purcel (3)	71,577	*
Peter E. Slaiby (3)	71,577	*
Natalie Lorenz-Anderson (4)	52,448	*
Robert Powers (5)	16,543	*
Joseph DiPietro (6)	2,409	*

All director and executive officers as a group (8 individuals)	471,361	1%

* Represents a beneficial ownership of less than one percent of our outstanding common stock

(1) Beneficial ownership includes 72,302 shares of our common stock and 9,333 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 28, 2023.

(2) Beneficial ownership includes 52,696 shares of our common stock and 50,899 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 28, 2023.

(3) Beneficial ownership includes 52,448 shares of our common stock and 19,129 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 28, 2023.

(4) Beneficial ownership includes 52,448 shares of our common stock as of August 28, 2023.

(5) Beneficial ownership includes 16,543 shares of our common stock as of August 28, 2023.

(6) Beneficial ownership includes 2,409 shares of our common stock as of August 28, 2023.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2023, with respect to our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans approved by shareholders:
Stock Options	1,595,852	$1.70	221,445 (1)
Restricted Stock Units	1,935,994	N/A

Equity compensation plans not approved by shareholders:
Stock Options	—	—	—
Restricted Stock Units	50,000	N/A	161,487 (2)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The Audit Committee, effective as of December 23, 2020, appointed EisnerAmper, LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ended April 30, 2022. EisnerAmper, LLP’s PCAOB firm ID is 274.

The following table summarizes the fees of EisnerAmper, LLP billed to us for each of the last two fiscal years.

	Fiscal Year 2023	Fiscal Year 2022

Audit Fees (1)	$319,000	$308,044
Audit-Related Fees	—	—
Tax Fees (2)	3,000	31,200
All Other Fees	—	—

Total Fees	$322,000	$339,244

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

All audit services and all non-audit services in fiscal years 2023 and 2022 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

Exhibits Index

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of the Company dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed June 9, 2023).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).
3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).
3.7	Certificate of Designations of Series A Participating Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
4.1	Specimen certificate of Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2023 filed on July 28, 2023).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
4.3	Description of Company Securities (incorporated by reference from Exhibit 4.3 to Annual Report on Form 10-K filed on July 28, 2023).
4.4	Section 382 Tax Benefits Preservation Plan, dated as of June 29, 2023, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement Unit (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.3	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.4	First Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on September 2, 2016).
10.5	Second Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 12, 2018).
10.6	Third Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on November 5, 2019).
10.7	Fourth Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on November 2, 2020).
10.8	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.9	Form of Restricted Stock Unit Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.1	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.11	Contract between Harbour Energy UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.12	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.13	Contract amendment between Harbour Energy UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.14	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).

10.15	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019). +
10.16	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019). +
10.17	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.18	U.S. Small Business Administration Note dated May 3, 2020 of Ocean Power Technologies, Inc. in favor of Santander Bank, N.A. as the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.19	Loan Agreement dated May 3, 2020 between Santander Bank, N.A. and Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.2	Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).
10.21	Stock Purchase Agreement among Ocean Power Technologies, Inc. and the sellers named therein dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).
10.22	Employment Letter between the Company and Robert P. Powers dated effective December 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).*
10.23	Fifth Amendment to 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 15, 2021).*
10.24	First Amendment to the Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2022).*
10.25	Sixth Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 19, 2022).*
10.26	Form of Restricted Stock Unit Agreement for Non-Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).*
10.27	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).*
10.28	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).*
10.29	Employment Agreement between the Company and Philipp Stratmann dated effective June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021).*
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2023 filed on July 28, 2023).
23.1	Consent of EisnerAmper LLP. ++
31.1	Certification of Chief Executive Officer ++
31.2	Certification of Chief Financial Officer ++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++

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

Date: August 28, 2023
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Philipp Stratmann	President, Chief Executive Officer, and Director	August 28, 2023
Philipp Stratmann	(Principal Executive Officer)

/s/ Robert Powers	Senior Vice President and Chief Financial Officer	August 28, 2023
Robert Powers	(Principal Financial Officer)

/s/ Joseph DiPietro	Corporate Controller and Treasurer	August 28, 2023
Joseph DiPietro	(Principal Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	August 28, 2023
Terence J. Cryan

/s/ Clyde W. Hewlett	Director	August 28, 2023
Clyde W. Hewlett

/s/ Diana G. Purcel	Director	August 28, 2023
Diana G. Purcel

/s/ Peter E. Slaiby	Director	August 28, 2023
Peter E. Slaiby

/s/ Natalie Lorenz-Anderson	Director	August 28, 2023
Natalie Lorenz-Anderson

