Form 10-Q
period 2023-07-31
Ocean Power Technologies, Inc.
filed 2023-09-13
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2023

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

As of September 11, 2023, the number of outstanding shares of common stock of the registrant was 58,787,578.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;
●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;
●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers and manufacturers and personnel;
●	our ability to meet product development, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our acquisitions and our ability to integrate them into our operations which may be unsuccessful or expose us to unforeseen liabilities, and may use significant resources;
●	our estimates regarding future expenses, revenues, and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the power available from our PowerBuoy® product line:
●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain commercial profit margins.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2023, and in our subsequent reports under the Exchange Act. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	July 31, 2023	April 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,863	$6,883
Short term investments	22,790	27,790
Restricted cash, short-term	65	65
Accounts receivable	730	745
Contract assets	293	152
Inventory	1,730	1,044
Other current assets	619	994
Total current assets	30,090	37,673
Property and equipment, net	1,342	1,280
Intangibles, net	3,938	3,978
Right-of-use asset, net	1,616	1,751
Restricted cash, long-term	156	155
Goodwill	8,537	8,537
Total assets	$45,679	$53,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,297	$952
Earnout payable	—	1,500
Accrued expenses	1,556	2,346
Contingent liabilities	1,140	1,202
Right-of-use liabilities, current portion	545	529
Contract liabilities	1,207	1,378
Total current liabilities	5,745	7,907
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	1,168	1,311
Total liabilities	7,116	9,421
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 58,776,654 shares and 56,304,642 shares, respectively; outstanding 58,731,974 shares and 56,263,728 shares, respectively	59	56
Treasury stock, at cost; 44,680 shares and 40,914 shares, respectively	(357)	(355)
Additional paid-in capital	326,041	324,393
Accumulated deficit	(287,135)	(280,096)
Accumulated other comprehensive loss	(45)	(45)
Total shareholders’ equity	38,563	43,953
Total liabilities and shareholders’ equity	$45,679	$53,374

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended July 31,
	2023	2022

Revenues	$1,272	$714
Cost of revenues	609	520
Gross margin	663	194

Gain from change in fair value of consideration	(62)	(131)
Operating expenses	8,103	6,318
Operating loss	(7,378)	(5,993)

Interest income, net	339	141
Loss before income taxes	(7,039)	(5,852)
Provision for income taxes	—	—
Net loss	$(7,039)	$(5,852)
Basic and diluted net loss per share	$(0.12)	$(0.10)
Weighted average shares used to compute basic and diluted net loss per common share	58,723,076	55,889,651

See accompanying notes to unaudited consolidated financial statements.

5

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in $000’s)

Unaudited

	Three months ended July 31,
	2023	2022

Net loss	$(7,039)	$(5,852)
Foreign currency translation adjustment	—	—
Total comprehensive loss	$(7,039)	$(5,852)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Three Months Ended July 31, 2023
	Common Shares		Treasury Shares		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity

Balances at May 1, 2023	56,304,642	$56	(40,914)	$(355)	$324,393	$(280,096)	$(45)	43,953
Net loss	—	—	—	—	—	(7,039)	—	(7,039)
Share-based compensation	—	—	—	—	401	—	—	401
Common stock issued related to bonus and earn out payments	2,403,846	3	—	—	1,247	—	—	1,250
Common stock issued upon vesting of restricted stock	68,166	—	—	—	—	—	—	—
Shares withheld for tax withholdings	—	—	(3,766)	(2)	—	—	—	(2)
Balances at July 31, 2023	58,776,654	$59	(44,680)	$(357)	$326,041	$(287,135)	$(45)	$38,563

	Three Months Ended July 31, 2022
	Common Shares		Treasury Shares		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity
Balances at May 1, 2022	55,905,213	$56	(23,352)	$(341)	$322,932	$(253,770)	$(46)	$68,831
Net loss	—	$—	—	—	—	(5,852)	—	(5,852)
Share-based compensation	—	$—	—	—	333	—	—	333
Common stock issued upon vesting of restricted stock units	16,667	$—	—	—	—	—	—	—
Balances at July 31, 2022	55,921,880	$56	(23,352)	$(341)	$323,265	$(259,622)	$(46)	$63,312

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Three months ended July 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(7,039)	$(5,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	71	43
Amortization of intangible assets	40	40
Amortization of right of use asset	135	75
(Accretion of discount)/amortization of premium on investments	(106)	220
Change in contingent consideration liability	(62)	(131)
Stock based compensation	401	333
Changes in operating assets and liabilities:
Accounts receivable	15	363
Contract assets	(141)	(280)
Inventory	(686)	(146)
Other assets	375	(13)
Accounts payable	345	154
Earnout payable	(500)	—
Accrued expenses	(540)	212
Change in lease liability	(127)	(82)
Contract liabilities	(171)	(28)
Net cash used in operating activities	$(7,990)	$(5,092)
Cash flows from investing activities:
Redemptions of short term investments	11,718	17,252
Purchases of short term investments	(6,612)	(10,813)
Purchase of property and equipment	(133)	(56)
Net cash provided by investing activities	$4,973	$6,383
Cash flows from financing activities:
Cash paid for tax withholding related to shares withheld	(2)	—
Net cash used in financing activities	$(2)	$—
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(3,019)	$1,291
Cash, cash equivalents and restricted cash, beginning of period	$7,103	$8,362
Cash, cash equivalents and restricted cash, end of period	$4,084	$9,653

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for Marine Advanced Robotics earn out	$1,000	$—
Bonus paid through stock issuance	$250

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information in accordance with the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, as filed with the SEC and elsewhere in our subsequent Exchange Act filings, including this Form 10-Q.

(c)	Liquidity

For the three months ended July 31, 2023, the Company incurred net losses of approximately $7.0 million, used cash in operations of approximately $8.0 million and had an accumulated deficit of approximately $287.1 million. Cash used in operations includes payments of the MAR earnout payable and payment of the fiscal 2023 bonus for all employees, both of which were accrued as of April 30, 2023. The Company has continued to make investments in ongoing product development efforts and to build inventory in anticipation of, and to support, future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation, and deployment risks and integration of acquisitions. For the three months ended July 31, 2023 and through the date of filing of this Form 10-Q, management has not obtained any material additional capital financing. Management believes the Company’s current cash balance at July 31, 2023 of $3.9 million and short term investments balance of $22.8 million is sufficient to fund its planned expenditures through at least September 2024.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Marine Advanced Robotics Inc. (CA), 3dent Technologies LLC (TX), Oregon Wave Energy Partners I LLC (DE), ReedSport OPT WavePark, LLC (OR) and Ocean Power Technologies Ltd. in the United Kingdom. ReedSport OPT WavePark, LLC (OR) and Oregon Wave Energy Partners I, LLC (DE) were dissolved during the first quarter of fiscal 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make several estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, stock-based compensation, over-time revenue recognition, valuation consideration related to business combinations, including contingent consideration, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

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

(d) Cash, Cash Equivalents, Restricted Cash and Security Agreements and Short Term Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account or in short term investments that are held-to-maturity. The Company had cash and cash equivalents of approximately $3.9 million as of July 31, 2023 and $6.9 million as of April 30, 2023.

Restricted Cash and Security Agreements

The Company has a letter of credit agreement with Santander Bank, N.A. (“Santander”). Cash of $156,000 is on deposit at Santander and serves as security for a letter of credit issued by Santander for the lease of warehouse/office space in Monroe Township, New Jersey. This agreement cannot be extended beyond July 31, 2025 and is cancellable at the discretion of Santander.

Santander also issued a letter of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. This letter of credit was originally issued in August 2020 and has a remaining amount of $65,000 which will be released in January 2024.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total to the same amounts shown in the Consolidated Statements of Cash Flows.

	July 31, 2023	April 30, 2023
	(in thousands)
Cash and cash equivalents	$3,863	$6,883
Restricted cash- short term	65	65
Restricted cash- long term	156	155
	$4,084	$7,103

Short Term Investments

During fiscal 2022, the Company acquired investment securities through Charles Schwab Bank. As of July 31, 2023 and April 30, 2023, their carrying value was approximately $22.8 million and $27.8 million, respectively. All short term investments consist of corporate bonds, government agency bonds, or U.S. Treasury Notes and Bonds, are investment grade rated or better, and mature within 12 months. The Company has the ability and the intention to hold all investments to maturity, and as such are classified as held-to-maturity investments and carried at amortized cost.

The total accretion on discounts recognized for the three month period ended July 31, 2023 is approximately $0.1 million. The total amortization of premium on investments for the three month period ended July 31, 2022 was $0.2 million. Additionally, there has been no impairment on these investments.

The following table summarizes the Company’s short term investments as of July 31, 2023 and April 30, 2023:

	July 31, 2023			April 30, 2023
Category	Amortized Cost	Unrealized Gains	Market Value	Amortized Cost	Unrealized Gains	Market Value
	(in thousands)			(in thousands)
Corporate Bonds	$9,393	$63	$9,456	$14,776	$100	$14,876
Government Bonds & Notes	10,586	$30	10,616	9,188	$33	9,221
Government Agency	2,811	$11	2,822	3,826	25	3,851
Total Short Term Investments	$22,790	$104	$22,894	$27,790	$158	$27,948

(e) Inventory

In accordance with ASC 330, inventory is stated at the lower of costs or net realizable value applicable to goods on hand remaining after the matching of absorbed costs with concurrent revenues. The Company has three classes of inventory; raw materials, work in process, and finished goods. Items remain in inventory until they are shipped to the customer, at which time the costs are transferred on a FIFO basis to cost of good sold, or moved to leased assets as applicable.

(f) Accounts Receivable

Accounts receivable are stated at the net amount expected to be collected. Amounts are ordinarily due between 30 and 90 days after the issuance of the invoice. We are exposed to credit losses primarily on our accounts receivable and contract assets related to our sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. Based on these factors, management has determined the allowance for credit losses was immaterial. Expected credit losses are written off in the period in which the financial asset is no longer collectible.

The Company grants credit to its customers, generally, without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs after the services are performed or control of the product has transferred to the customer. Accounts receivable represent an unconditional right to consideration arising from the Company’s performance under contracts with customers.

(g) Property and Equipment, net

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

Description	Estimated depreciable life

Equipment	5-7 years
Computer equipment & software	3 years
Office furniture & fixtures	3-7 years
Leasehold improvements	Shorter of the estimated useful life or lease term
Leased Power Buoys assets	10 years
Leased WAM-V assets	10 years

(h) Foreign Exchange Gains and Losses

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

(i) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable, short term investments and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with entities with a reliable payment history. The Company invests its excess cash in a money market fund and short term held-to maturity investments and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of July 31, 2023 was immaterial.

For the three months ended July 31, 2023 and 2022, the Company had four and three customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 73% and 69% of the Company’s total revenues for the respective periods.

(j) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended July 31, 2023 and 2022 was approximately $0.4 million and $0.3 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation as they occur.

(k) Revenue Recognition

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of July 31, 2023 or 2022. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material.

During the three-month periods ended July 31, 2023 the Company recognized approximately $0.5 million in revenue related to performance obligations satisfied at a point in time and approximately $0.8 million in revenue related to performance obligations satisfied over-time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the three-month periods ended July 31, 2023 and 2022, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

The Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company’s accounts receivable balance is made up entirely of customer contract related balances.

The Company’s revenue also includes revenue from certain contracts which do not fall within the scope of ASC 606, but under the scope of ASC 842. At inception of a contract for those classified under ASC 842, the Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC Topic 842, “Leases”. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All others are treated as operating leases. The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term, or as agreed upon in-use days are utilized, which is presented in Revenue in the Consolidated Statement of Operations. The Company also enters into lease arrangements for its PowerBuoys® and Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PowerBuoy®, WAM-V®, and components, while non-lease elements, which the Company expects to become more prevalent, generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided with an option to extend the lease term or purchase the leased buoy or WAM-V® at some point during and/or at the end of the lease term.

As of July 31, 2023, the Company’s total remaining performance obligations, also referred to as backlog, totaled $3.1 million. The Company expects to recognize approximately 96%, or $3.0 million, of the remaining performance obligations as revenue over the next twelve months.

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

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The below table represents the total revenue recognized under ASC 606 and ASC 842 for the three months ended July 31, 2023 and 2022.

	Three months ended July 31, 2023			Three months ended July 31, 2022
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$460	$243	$703	$323	$14	$337
Buoy	250	—	250	12	—	12
Services	319	—	319	365	—	365
Total	$1,029	$243	$1,272	$700	$14	$714

Region:
North and South America	$1,029	$243	$1,272	$522	$14	$536
Asia and Australia	—	—	—	178	—	178
Total	$1,029	$243	$1,272	$700	$14	$714

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

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and unvested restricted stock units issued to employees and non-employee directors, totaling 7,614,992 and 6,378,212 for the three months ended July 31, 2023 and 2022, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the period. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

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

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There was no indication of impairment of intangible assets for the three months ended July 31, 2023 and 2022.

(n) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. Where the Company use a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR. Management performed its annual qualitative assessment in fiscal year 2023 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2023.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses, to the extent incurred. Refer to Note 15 for additional disclosure.

(p) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. For the three months ended July 31, 2023 and 2022, there were no amounts recorded to other comprehensive (income) loss due to limited foreign operations.

(q) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods.

(r) Research and Development

Costs related to research and development activities by the Company are expensed as incurred. The Company had approximately $1.9 million and $2.3 million in product development expense for the three months ended July 31, 2023 and 2022, respectively.

(s) Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. In November 2019, the FASB issued No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has evaluated the impact on its consolidated financial statements from the adoption of ASU 2016-13, and has determined there is no material impact.

(3) Accounts Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	July 31, 2023	April 30, 2023	April 30, 2022
	(in thousands)
Accounts receivable	$730	$745	$482

Contract assets	$293	$152	$386

Contract liabilities	$1,207	$1,378	$129

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The increase in contract assets is primarily a result of consulting services projects for which revenue was recognized in the current period but has not yet been billed due to the terms of the project agreements. No impairments to contract assets were incurred during the three months ended July 31, 2023 or July 31, 2022.

Significant changes in the contract assets balances during the period were as follows:

	Three months ended July 31, 2023	Three months ended July 31, 2022
	(in thousands)
Transferred to receivables from contract assets recognized	$(377)	$(434)
Revenue recognized and not billed	518	714
Net change in contract assets	$141	$280

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities is primarily due to recognizing revenue on the DOE Phase II contract for which the Company was paid in prior periods.

Significant changes in the contract liabilities balances during the period are as follows:

	Three months ended July 31, 2023	Three months ended July 31, 2022
	(in thousands)

Revenue recognized	$(321)	$(91)
Payments collected for which revenue has not been recognized	150	63
Net change in contract liabilities	$(171)	$(28)

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	July 31, 2023	April 30, 2023
	(in thousands)
Raw Materials	$1,586	$1,044
Work in Process	144	—
	$1,730	$1,044

(5) Other Current Assets

Other current assets consisted of the following at July 31, 2023 and April 30, 2023:

	July 31, 2023	April 30, 2023
	(in thousands)
Prepaid insurance	$157	$358
Prepaid software & licenses	120	190
Prepaid sales & marketing	67	122
Prepaid expenses- other	275	324
	$619	$994

(6) Property and Equipment, net

The components of property and equipment, net as of July 31, 2023 and April 30, 2023 consisted of the following:

	July 31, 2023	April 30, 2023
	(in thousands)
Equipment	$804	$783
Computer equipment & software	714	700
Office furniture & equipment	407	386
Leasehold improvements	628	611
Leased WAM-V’s	431	371
	2,984	2,851
Less: accumulated depreciation	(1,642)	(1,571)
	$1,342	$1,280

Leased WAM-V’s represent fixed assets that are part of underlying operating leases with customers as discussed in the revenue recognition section of ASC 842 policy disclosure. Depreciation expense was approximately $71,000 and $43,000 for the three-month periods ended July 31, 2023 and 2022, respectively.

(7) Intangible Assets

The components of intangible assets, net as of July 31, 2023 and April 30, 2023 consisted of the following:

	July 31, 2023	April 30, 2023
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
Tradename	130	130
Customer Relationships	150	150
	5,778	5,778
Accumulated amortization	(1,840)	(1,800)
	$3,938	$3,978

Amortization expense was approximately $40,000 and $40,000 for the three-month periods ended July 31, 2023 and 2022, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to or any impairment of goodwill during the three-month periods ended July 31, 2023 and 2022.

(9) Leases

Lessor Information

As of April 30, 2023, the Company had three WAM-V’s leased to customers which have been classified as operating leases per accounting guidance contained within ASC Topic 842, “Leases”. The remaining term on these operating leases is less than 2 years.

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

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The lease includes an initial lease term of seven years which is set to expire on October 31, 2024, and contains an option to extend the lease for another five years. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities- current and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

The Company also has a lease located in Houston, Texas for office space for our local employees. The lease term is for 1 year, and is set to expire in January 2024. ASC 842 allows a company an accounting policy election to recognize lease payments within the Consolidated Statement of Operations on a straight-line basis if the lease term is equal to or less than 12 months and not recognize a right-of use asset and lease liability. The accounting policy election is made on the commencement date of the lease. The Company has chosen this election for the Houston lease and classified it as a short-term lease.

The Company also has a lease for an office space located in Richmond, California for MAR. This lease commenced in April of 2023 and will continue for 62 months. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities- current and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

Variable lease expenses, if any, are recorded as incurred. The operating lease cash flow payments for the three months ended July 31, 2023 and 2022 were $177,000 and $100,000, respectively.

The components of lease expense in the Consolidated Statement of Operations for the three months ended July 31, 2023 and 2022 were as follows:

	Three months ended July 31,
	2023	2022
	(in thousands)
Operating lease cost	$157	$92
Short-term lease cost	20	8
Total lease cost	$177	$100

Information related to the Company’s right-of use assets and lease liabilities as of July 31, 2023 was as follows:

July 31, 2023
(in thousands)

Operating lease:
Operating right-of-use asset, net	$1,616

Right-of-use liabilities- current	$545
Right-of-use liabilities- long term	1,168
Total lease liability	$1,713

Weighted average remaining lease term- operating leases	3.97 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

July 31, 2023
(in thousands)

Remainder of fiscal year 2024	$524
2025	494
2026	318
2027	325
2028	333
thereafter	28
Total future minimum lease payments	$2,022
Less imputed interest	(309)
Total	$1,713

(10) Accrued Expenses

Accrued expenses consisted of the following at July 31, 2023 and April 30, 2023:

	July 31, 2023	April 30, 2023
	(in thousands)
Project costs	$55	$181
Employee incentive payments	1,110	1,948
Accrued salary and benefits	260	52
Professional fees	8	—
Other	123	165
	$1,556	$2,346

(11) Warrants

Equity Classified Warrants

The underwritten public offering from April 2019 included the issuance of common stock warrants to purchase up to 4,927,680 shares of common stock that have an exercise price of $3.85 per share and expire five years from the issuance date. As of July 31, 2023, common warrants to purchase 732,500 shares of the common stock had been exercised.

(12) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. At subsequent shareholder meetings, including most recently in January 2023, the shareholders approved an aggregate increase to the 2015 Plan of 3,050,000 shares resulting in total shares authorized for issuance of 4,382,036 as of January 2023. As of July 31, 2023, the Company had approximately 365,000 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 711(a) of the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. An award is any right to receive the Company’s common stock pursuant to the 2018 Inducement Plan, consisting of a performance share award, restricted stock award, a restricted stock unit award or a stock payment award. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000. As of July 31, 2023, there were approximately 111,000 shares available for grant under the 2018 Inducement Plan. The 2015 Plan and the 2018 Inducement Plan together comprise the “Stock Incentive Plans”.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the three months ended July 31, 2023 and 2022.

A summary of stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2023	1,529,185	$1.75	8.8
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(80,201)	$1.51
Outstanding as of July 31, 2023	1,448,984	$1.76	8.3
Exercisable as of July 31, 2023	484,099	$3.19	7.9

As of July 31, 2023, the total intrinsic value of outstanding and exercisable options was approximately zero. As of July 31, 2023, approximately 965,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 9.1 years. There was approximately $79,000 and $96,000 of total recognized compensation cost related to stock options during each of the three months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Options

As of July 31, 2023, there were no performance stock options outstanding. As of April 30, 2023 there were 66,667 shares outstanding which were all canceled during the quarter ended July 31, 2023. There was approximately $43,000 and $53,000 of total recognized compensation cost related to performance stock options during the three months ended July 31, 2023 and 2022, respectively.

Restricted Stock Units

Compensation expense for restricted stock units is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2023 and 2022, the Company granted 52,500 and 51,500 shares, respectively, that were subject to both service-based and market-based vesting requirements.

A summary of unvested restricted stock units under our Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2023	1,985,994	$0.89
Granted	53,000	$0.51
Vested and issued	(68,166)	$1.43
Cancelled/forfeited	—
Unvested at July 31, 2023	1,970,828	$0.86

There was approximately $280,000 and $184,000 of total recognized compensation cost related to restricted stock units for the three months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, there was approximately $844,000 of unrecognized compensation cost remaining related to unvested restricted stock units granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.3 years.

(13) Fair Value Measurements

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

Additionally, there is a Level 3 contingent liability related to earn out payable as part of the MAR acquisition in the amount of $1.1 million as of July 31, 2023. The fair value of this contingent liability had decreased by approximately $0.1 million from the fair value of $1.2 million as of April 30, 2023.

In June 2023, the Company paid $500,000 in cash and issued 1,923,077 in shares worth $1.0 million to satisfy the achievement of the first earn out period.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the three months ended July 31, 2023 and 2022.

(14) Commitments and Contingencies

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

General Legal Matters

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

(15) Income Taxes

Uncertain Tax Positions

We account for income taxes in accordance with ASC 740. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has no current or deferred tax due to current and projected losses for the year. The Company has appealed the results of the income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed (see Note 14). At July 31, 2023, the Company had no uncertain tax positions. The Company does not expect any material increase or decrease in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

Tax Preservation Plan

In June 2023, the Company adopted a Section 382 Tax Benefits Preservation Plan (the “Tax Benefits Preservation Plan” or the “Plan”). Pursuant to the Plan, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock of the Company. The dividend was distributed to stockholders of record as of the close of business on July 11, 2023. The Plan substantially diminishes the risk that the Company’s ability to utilize its net operating loss carryovers to reduce potential future federal income tax obligations may become substantially limited. The Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding common stock without approval by potentially subjecting any such person or group to significant dilution.

The Company determined the grant date fair value of the using an option-pricing model. The amount was immaterial to the consolidated financial statements and deemed to be de minimis, and accordingly was not recorded to the financial statements.

(16) Operating Segments and Geographic Information

The Company’s business consists of one reportable segment as the revenues associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and our chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates worldwide, with its U.S. operations in New Jersey, California, Oregon and Texas, and one operating subsidiary in the UK. Revenues and expenses are generally attributed to the operating unit that bills the customers. During each of the three months ended July 31, 2023 and 2022, the Company’s primary business operations were in North America.

(17) Subsequent Events

On August 7, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “2023 ATM”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor shares of its common stock. The Company can issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $13.8 million.

Effective September 1, 2023, the Company was awarded three separate Indefinite Delivery Indefinite Quantity (“IDIQ”) Multiple-Award Contracts from the National Oceanic and Atmospheric Administration (“NOAA”). NOAA has selected the Company as one of several Multiple Award IDIQ contract holders to provide Uncrewed Maritime Systems Services to NOAA’s Office of Marine and Aviation Operations, Uncrewed Systems Operation Center. The ultimate amount of revenue to be received by the Company under these contracts is not known at this time. The ordering period is set to span three years, commencing on September 1, 2023, and concluding on August 31, 2026.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis is set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2024 refers to the year ended April 30, 2024).

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

In October 2020, the Company launched its DaaS offering in support of the U.S. Navy’s Naval Postgraduate School’s NPS Field Experimentation (formerly Sea, Land, Air, Military Research Initiative). We have further expanded our DaaS offering through field demonstration such as ANTX Coastal Trident 2022, as well as the Naval Task Force 59 for the Digital Horizon field exercise and the International Maritime Exercise (IMX) in Bahrain, Sulmara for survey services with our WAM-V® platform, and Phase I funding through National Oceanic and Atmospheric Administration’s (NOAA) Small Business Innovation Research (SBIR) program.

Additionally, during fiscal 2023 the Company was awarded a contract to provide scientific hardware delivery, training, and integration services under a subcontract for a U.S. government agency. This project seeks to identify and integrate sensors and systems and share data suitable for the full spectrum of maritime operations. We will provide the required hardware, hardware deployment support, software, software deployment support, integration services, surveillance and telemetry data, and associated training in support of a PB3 PowerBuoy® equipped with our MDA solution. The project will be deployed in support of security efforts to detect illegal, unreported, and unregulated (“IUU”) fishing, dark vessels, and human/drug trafficking in operation 24/7/365 and is scheduled to begin during fiscal 2024.

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

Our MDAS processes data onboard our platforms (i.e., edge computing) and transmits the results to our cloud-based analytics platform via secure Wi-Fi and cellular and satellite communications. We anticipate integrating our MDAS solution into our WAM-V’s® to add mobile assets for patrols or interdiction and utilizing satellite communication to expand the availability of our data service. Surveillance data can be integrated with third party marine monitoring software or with our own MDA software solution to provide command and control features of a multi-platform surveillance network. As an example, one or more WAM-Vs® can be networked to our self-powered buoy, which acts as a central data and communication hub. These WAM-Vs® can significantly increase the range of our MDAS network solutions. The data can also be integrated with satellite, weather, bathymetric, and other third-party data feeds to form a detailed surface and subsea picture of a monitored area. All vessel video, radar, and track data are securely stored in our cloud, or the customer’s cloud environment and is accessible for as long as required by the customer for further analysis and reference.

During fiscal 2023, the Company launched the first commercially ready MDAS on a test buoy off the coast of New Jersey. The system includes our proprietary integration of sensors, hardware and software, supported by cloud infrastructure as well as having a web-based user interface that displays camera, radar, AIS and live chart data. We have successfully demonstrated the system multiple times for potential customers, including a showcase in San Diego Bay at the U.S. Navy’s Advanced Naval Technology Exercise. While we continue to develop our MDAS with hardware optimization and feature enhancements, we are currently preparing for our first commercially funded MDAS deployments.

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

The WAM-V® product line highly complements the Company’s business strategy and can be used inshore, nearshore, and offshore. This business continues to grow and is further expanding into core marine survey and maritime security markets in Europe, Asia, Oceania and the Americas. We continue to find ways to integrate MAR technology with the Company’s existing platforms and service offerings and expect to take advantage of new synergistic opportunities as they arise. In addition, we plan to integrate the MDAS platform onto the WAM-V® to expand our MDA offering to provide a roaming MDA solution to our customers.

Robotics as a Service

During fiscal 2023 the Company introduced the RaaS subscription model for our customers to access our WAM-V’s®. Under this model we lease our WAM-V’s to our customers over a fixed time period or provide a specified number of use days, typically with a guaranteed minimum. This model provides a lower cost entry point for our customers to access our products, provides a try before buying opportunity, and allows our customers increased access during periods of increased need. The Company expects to benefit from the growing RaaS trend, providing greater visibility into predicting revenue and planning supply for demand, while providing our customers with flexibility and a lower cost of entry.

Power as a Service

PaaS solutions deliver value to customers by utilizing our managed power platforms. We continue to develop and commercialize our proprietary power platforms that generate electricity primarily by harnessing the renewable energy of ocean waves. We continue to offer our commercial PB3 and are adding solar power options to our next generation PowerBuoy® (the “NextGen PB”) and have the option of adding small wind turbines to supplement power generation. The NextGen PB includes versions with and without a wave energy converter (WEC), with the non-WEC version replacing our previous hybrid PB. We also continue to offer our commercialized subsea battery for subsea power applications and as additional storage when combined with our buoy platforms. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required. Moreover, offshore data and communications networks require power to function, and our solution solves this need without requiring ongoing battery replacement or older technologies such as shore station power cables. Many of the lessons learned from the deployments of both our PB3 and PB 2.0 are being used to develop the next generation of PowerBuoy® systems that are based on modularity for WEC and non-WEC applications. The PB3 will continue to be available and supported in addition to the support provided to the NextGen PB once launched.

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

Customized solutions are also available for the PB3 including the addition of subsea sensors to monitor for acoustic signatures, tsunami activity, and water quality. In addition, in August 2023 we successfully demonstrated a WAM-V attaching itself remotely to a buoy and establishing a connection that will enable charging. This successful electrical connection that enabled charging represents a significant step forward in the integration of renewable energy sources within the maritime industry and paves the way for a future where electrically propelled autonomous vessels can operate for extended durations, opening doors to potential new applications within the maritime domain.

Next Generation PowerBuoy®

The NextGen PB is an alternative platform to the PB3, and will consist of multiple versions, one utilizing solar and wind power and one utilizing solar and wind power plus wave energy conversion capability, to provide reliable power in remote offshore locations, regardless of ocean wave conditions. The WEC technology in the NextGen PB is based on our ongoing Mass on Spring Wave Energy Converter (MOSWEC) development which has the advantages of smaller size, lower cost, environmentally sealed design, and increased energy generation capability. The prototype of the solar and wind PowerBuoy® has been tested off the coast of New Jersey and was used during the MDAS demonstration for ANTX during fiscal 2023. We believe this product addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The NextGen PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of subsea power applications, such as a surface communications hub for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles (“AUV”) used for underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, including subsea acoustics, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium ion batteries which can power subsea and topside payloads. The control system uses sensors and an onboard computer to continuously monitor the subsystems. The NextGen PB is designed to be able to operate over a broad range of temperature and ocean wave conditions. It has a 40kW-hour battery system which can be expanded up to 120 kW-hour energy. The Company expects both versions of the NextGen PB to be completed and commercially available by the end of fiscal 2024.

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

We serve a diverse range of leading customers in this sector, including defense and security organizations, offshore wind, science and research, ports and harbors, and oil & gas companies. Our pipeline continues to grow and we have recently seen a significant increase in defense and security activity. In addition, we continue to see a growing number of commercial opportunities as we witness growing interest from offshore wind companies for autonomous monitoring, surveillance and survey-related services during various stages of the project development cycle. Further, we are attracting interest targeted toward subsea applications, using proprietary sensor payloads for environmental monitoring and subsea intelligence. We believe that our buoys and WAM-Vs® are uniquely able to deliver these services either as a standalone solution or in combination with other systems. Furthermore, we believe that we are becoming a reliable player in the hydrography survey market, particularly in the shallow water environment.

Commercial Activities

We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. For the three months ended July 31, 2023 and 2022, the Company had four and three customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 73% and 69% of the Company’s total revenue for the respective periods.

In order to achieve success in ongoing efforts to commercialize our products, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power.

Current and Recent Contracts

The following contract were entered into during fiscal 2023:

●	The Company has obtained contracts to build WAM-Vs® for a wide variety of commercial customers and universities such as the Applied Research Lab at University of Hawaii, in addition to leased WAM-Vs® to Sulmara and government related projects such as Task Force 59 and IMX.

●	We continue to work with WildAid to further develop capabilities to combat IUU fishing.

●	In fiscal year 2022, the Company completed a Phase I study for the Department of Energy (DOE) Small Business Innovation Research (SBIR) program, evaluating the feasibility of the next generation wave energy conversion technology. In Q2 fiscal year 2023, the Company was awarded a Phase II contract from the Department of Energy (DOE), providing funding for the detailed design, construction, and in-water testing of the initial prototype for this next generation wave energy system. The program commenced in the third quarter of fiscal year 2023 and will extend through fiscal year 2024.

●	Our Strategic Consulting services continues to generate opportunities from both existing and new customers. Notably, we advanced several large projects in the pipeline with larger oil and gas operators and offshore wind developers.

●	The Company entered into a contract with a major U.S. government services contractor to demonstrate our MDAS capabilities. The scope includes supply of a PB3 equipped with MDAS and a deepwater mooring system, as well as technical support for offshore installation of the system. The system will be deployed for a 9-month demonstration during fiscal year 2024.

●	We received a NOAA Phase I SBIR Grant for research related to dynamic swarming of USVs for hydrographic survey in post disaster recovery efforts.

Business Relationships

We believe that our solutions are best developed, sold, deployed, and maintained together with subject matter experts in their respective fields. This enables the Company to protect, maintain, and evolve our various platforms and integrate them with surface and subsea payloads. The Company has previously entered into business relationships focused on including, but not limited to, deployment and installations, sourcing of surface payloads, and integration with autonomous vehicles. To augment our own internal software development team and further develop the MDAS, we maintain ongoing strategic software and robotics partnerships with software companies. We believe the business relationships with these software companies will further the development, alongside our internal technology resources, of our next-generation MDAS product for the maritime industrial market and governmental defense and security organizations.

Our third-party software companies are contributing to the Company’s MDAS by providing integration software, control software, autonomy and systems integration for the buoy sensor payload. In addition, they are assisting the Company with designing and building a customized data platform that supports the Company’s MDAS with sensor data feed management, secure communications management, a cloud-based infrastructure, and web-based user interface. The platform was designed with a flexible architecture that allows the Company to integrate new sensor technologies and third-party analytics capabilities and share MDAS data with customers and partners. During fiscal 2024, the Company plans to decrease its reliance on third-party software parties through increased support from its internal software team.

We also maintain an active dialogue with several offshore specialists and marine operations partners in the North Sea and North America to support our deployment, maintenance, and recovery operations and projects.

Business Strategy

During the first three months of fiscal 2024, we continued to advance our marketing programs, products, and solutions. We have progressed from an R&D focused organization to an organization with robust commercialization efforts, and we are moving further into the ocean DaaS and RaaS markets. We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital, operations, and manufacturing capabilities. In support of one of our key markets, we recently added a defense specific sales team, including veterans from the U.S. Navy, Swedish Navy, and U.S. Intelligence Community to navigate domestic and international markets. In addition, we are focusing on customer care and service efforts to increase repeat business opportunities.

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

The Company is pursuing a long-term growth strategy to expand its market value proposition while growing the Company’s revenue base. This strategy includes partnerships with leading companies and organizations in adjacent and complementary markets. We continue to develop our PowerBuoy® and WAM-V® products for use in offshore power, data acquisition, and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Integrated turn-key solutions, purchases or leases. We believe our DaaS, RaaS and PaaS solutions, together with our platforms, are well suited to enable unmanned, autonomous (non-grid connected) offshore applications, such as topside and subsea surveillance and communications, surveying, subsea equipment monitoring, early warning systems platform, subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions, and we intend to sell and/or lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. We continue to increase our commercial capabilities through new hires in sales, engineering, product development, safety, operations,manufacturing, and application support, and through engagement of expert market consultants in various geographies. As our MDAS development continues, we expect that this will also include data and cloud services.

●	Expand customer system solution offerings through new complementary products that enable more cost-efficient deployments that make shorter missions more feasible. We are continuously innovating new solutions to deliver enhanced value to our customers, such as enhancing our MDAS and improving our deployment platforms solutions, such as our PowerBuoys® and WAM-Vs®. During fiscal 2024, we expect to complete development of our next generation PowerBuoy® that incorporates wave, wind, and solar power generation capabilities in a robust yet cost effective system that supports shorter term missions as well as the ability to operate in near shore and low wave environments. This effort is partially funded by the DOE SBIR Phase II award. In addition, we have future plans to integrate PowerBuoy® and WAM-V® capabilities, including future development of WAM-V® recharging from a PowerBuoy®, and MDAS capabilities to include our WAM-Vs®, thus extending our reach and providing both fixed and mobile MDAS offerings to our customers.

●	Our WAM-Vs® are increasingly focused on the defense and security, hydrographic survey, and surveillance industries and well positioned to capitalize on the growing demand for unmanned surface vehicles to provide maritime safety, security, and awareness of what is happening in the maritime domain, including surveillance, detection, classification, and identification. The ability of our WAM-Vs® to handle various payloads allows us to target navigation surveys, marine infrastructure surveys, berth clearance surveys, dredging surveys, and mining pit surveys. Near-term future markets for our WAM-Vs® include the use of WAM-Vs® for the launch of aerial drones and underwater survey equipment. WAM-Vs® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The ability to disassemble a WAM-V® reduces the footprint by as much as 75%, and as a result, a 20-foot container can hold four 16-foot WAM-Vs®. In addition, our 8-foot WAM-V® can be checked as baggage on a standard commercial flight. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

●	Focus sales efforts on key global markets in the U.S., Europe, Canada, Asia and Australia. While we are marketing our products and services globally, we have focused on several key markets and applications, including U.S. and foreign defense and security applications with our MDAS offering; subsea power for oil and gas; and the hydrographic survey market with regard to our WAM-Vs®. We believe that each of these areas has demand for our solutions, sizable end market opportunities, and high levels of industrialization and economic development. Our headquarters in Monroe Township, New Jersey and our offices in Houston, Texas and Richmond, California enable us to support our customers and strengthen our dialogue with our solution partners.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of expanding visibility to our products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. We have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly.

●	Partner with fabrication, deployment and service contractors. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. We believe this domestically distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Survey and security market applications. Through our WAM-V® products, we can increase our ability to lease vehicles specifically to support shoreline and offshore survey markets as well as security applications while integrating MDA into these solutions.

Liquidity

During the three months ending July 31, 2023, the Company incurred a net loss of approximately $7.0 million and used cash in operations of approximately $8.0 million. The Company has continued to make investments in ongoing product development efforts and in building inventory in anticipation of, and in support of, future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation, and deployment risks and integration of acquisitions. Management believes the Company’s cash balance of $3.9 million and short term investments balance of $22.8 million at July 31, 2023 is sufficient to fund its planned operations through at least September 2024.

Capital Raises

On November 20, 2020, the Company entered into an At-the-Market Offering Agreement (“ATM”) with AGP (the “2020 ATM Facility”). The 2020 ATM Facility was terminated by the Company effective June 2, 2023.

On August 7, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “2023 ATM”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor shares of its common stock. The Company can issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $13.8 million.

The sale of additional equity under new facilities could result in dilution to our shareholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Other than the 2023 ATM, the Company cannot be certain that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

Backlog

As of July 31, 2023, the Company’s backlog was $3.1 million. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2023. There were no material changes to our critical accounting estimates or accounting policies during the three months ended July 31, 2023

Revenue recognition

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of July 31, 2023 or 2022. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projects are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the three-month period ended July 31, 2023, the Company recognized approximately $0.5 million in revenue related to performance obligations satisfied at a point in time and approximately $0.8 million in revenue related to performance obligations satisfied over-time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the the three months ended July 31, 2023 and 2022, the majority of the Company’s contracts were classified as firm fixed-price and the balance were cost-sharing.

The Company’s revenue also includes revenue from certain contracts which do not fall within the scope of ASC 606, but under the ASC 842. At inception of a contract for those classified under ASC 842, the Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC Topic 842, “Leases”. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All others are treated as operating leases. The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term, or as agreed upon in-use days are utilized, which is presented in Revenue in the Consolidated Statement of Operations. The Company also enters into lease arrangements for its PowerBuoys® and WAM-V® with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PowerBuoy®, WAM-V®, and components, while non-lease elements, which the Company expects to become more prevalent, generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided with an option to extend the lease term or purchase the leased buoy or WAM-V® at some point during and/or at the end of the lease term.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. In November 2019, the FASB issued No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has evaluated the impact on its consolidated financial statements from the adoption of ASU 2016-13, and has determined there is no material impact.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

For the three months ended July 31, 2023 and 2022, the Company had four and three customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 73% and 69% of the Company’s total revenue for the respective periods.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2023 and 2022.

	Three months ended July 31,
Customer Location*	2023	2022

North America	100%	75%
Australia	—%	25%
	100%	100%

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

Selling, general and administrative costs

Our selling, general and administrative costs consist primarily of professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing of our products, and costs for executive, accounting and administrative personnel, professional fees and other general corporate expenses.

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

In addition to U.S. dollars, we maintain cash accounts that are denominated in British pounds sterling in addition to U.S. dollars. The Company has cash balance in foreign-denominated accounts as of July 31, 2023 and April 30, 2023, compared to our total cash, cash equivalents, short term investments, and restricted cash balances of $26.7 million as of July 31, 2023 and $34.9 million as of April 30, 2023.

In addition, should we desire to, a portion of our operations can be conducted through our subsidiary in the United Kingdom, the functional currency of which is the British pound sterling. This subsidiary has foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. For the three months ended July 31, 2023 and 2022 there has been little to no activity other than regulatory and tax filings.

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

Three months ended July 31, 2023 compared to the three months ended July 31, 2022

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2023 and 2022.

	Three months ended July 31,
	2023	2022

Revenues	$1,272	$714
Cost of revenues	609	520
Gross margin	663	194

Gain from change in fair value of consideration	(62)	(131)
Operating expenses	8,103	6,318
Operating loss	(7,378)	(5,993)

Interest income, net	339	141
Loss before income taxes	(7,039)	(5,852)
Provision for income taxes	—	—
Net loss	$(7,039)	$(5,852)

Revenues

Revenues for the three months ended July 31, 2023 and 2022 were $1.3 million and $0.7 million, respectively. The year-over-year increase primarily reflects higher levels of revenue stemming from leased boats, equal to approximately $0.2 million for the three months ended July 31, 2023.

Cost of revenues

Cost of revenues for the three months ended July 31, 2023 and 2022 were essentially flat at $0.6 million and $0.5 million, respectively, reflecting better margins on our strategic consulting services, leased boats and government related grants with NOAA and DOE in the current year.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the three months ended July 31, 2023 and 2022 was $(0.1) million relating to an adjustment of the contingent consideration liability based on actual and forecasted bookings relating to the MAR acquisition.

Operating expenses

Operating expenses for the three months ended July 31, 2023 and 2022 were $8.1 million and $6.3 million, respectively. The increase of approximately $1.8 million was the result of an increase in employee related costs of $1.2 million primarily driven by increased headcount, an increase in professional and legal fees of $0.9 million, and an increase in office related expenses of $0.2 million, partially offset by a decrease in product development costs of $0.5 million.

Interest income

Interest income for the three months ended July 31, 2023 and 2022 was $0.3 million and $0.1 million, respectively, with the decrease primarily related to the decreased balance of short-term investments.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $7.0 million and $5.9 million for the three months ended July 31, 2023 and 2022, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the three months ended July 31, 2023, net cash flows used in operating activities was $8.0 million, an increase of $2.9 million compared to net cash used in operating activities during the three months ended July 31, 2022 of $5.1 million. This reflects an increase in net loss of $1.1 million, an earn out payment related to MAR of $0.5 million, decrease in accrued expense of $0.8 million primarily related to accrued bonus payout, and an increase in inventory of $0.5 million.

Net cash provided by investing activities

Net cash provided by investing activities during the three months ended July 31, 2023 was $5.0 million, compared to $6.4 million cash provided by investing activities during the three months ended July 31, 2022. The net cash of $5.0 million provided by investing activities during the three months ended July 31, 2023 was primarily due to the redemption of short-term investments of $11.7 million, partially offset by the purchase of short term investments of $6.6 million and purchase of property and equipment of $0.1 million.

Net cash used in financing activities

Net cash used in financing activities during the three months ended July 31, 2023 was $2,000.

Effect of exchange rates on cash and cash equivalents

There was no material effect of exchange rates on cash and cash equivalents during the three months ended July 31, 2023 and July 31, 2022.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of July 31, 2023, our year to date revenues were $1.3 million, our year to date net losses were $7.0 million, our year to date net cash used in operating activities was $8.0 million and our accumulated deficit was $287.1 million.

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;

●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;

●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;

●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;

●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;

●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;

●	our ability to protect our intellectual property portfolio;

●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers and manufacturers and personnel;

●	our ability to meet product development, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;

●	our acquisitions and our ability to integrate them into our operations which may be unsuccessful or expose us to unforeseen liabilities, and may use significant resources;

●	our estimates regarding future expenses, revenues, and capital requirements;

●	our ability to identify and penetrate markets for our products, services, and solutions;

●	our ability to effectively respond to competition in our targeted markets;

●	our ability to establish relationships with our existing and future strategic partners which may not be successful;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	the reliability of our technology, products and solutions;

●	our ability to increase or more efficiently utilize the power available from our PowerBuoy® product line:

●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;

●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and

●	our ability to establish and maintain commercial profit margins.

Our business is capital intensive, and through July 31, 2023, we have been funding our business principally through sales of our securities. As of July 31, 2023, our cash and cash equivalents, short-term restricted cash, and short term investments balance was $26.7 million and we expect to fund our business with this amount and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents, and short term investments, are sufficient to fund its planned expenditures through at least September 2024.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting that are described in our Annual Report on form 10-K for the year ended April 30, 2023 (the “2023 10-K”).

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with U.S. generally accepted accounting principles

Remediation Plans

As previously described in Part II – Item 9A – Controls and Procedures of the 2023 10-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Progress has been made against management’s plan to remediate these material weaknesses, but for management to consider a material weakness remediated, the related controls are required to function as anticipated for a minimum period. As part of its remediation plan, management will put mitigating controls in place to minimize risk associated with any open material weaknesses.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the 2023 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2023 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as noted below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 28, 2023.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 1994, including net losses of $7.0 million during the first three months of fiscal year 2024 and $5.9 million during the same three month period in fiscal year 2023. As of July 31, 2023, we had an accumulated deficit of $287.1 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – July 31, 2023 (unaudited) and April 30, 2021, (ii) Consolidated Statements of Operations (unaudited) – three months ended July 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three months ended July 31, 2023 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three months ended July 31, 2023 and 2022 (v) Consolidated Statements of Cash Flows (unaudited) –three months ended July 31, 2023 and 2022, (vi) Notes to Consolidated Financial Statements.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.
(Registrant)

Date: September 13, 2023		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: September 13, 2023		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

