Form 10-Q
period 2023-10-31
Ocean Power Technologies, Inc.
filed 2023-12-13
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2023

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

(609) 730-0400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value	OPTT	NYSE American
Series A Preferred Stock Purchase Right	N/A	NYSE American

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

As of December 11, 2023, the number of outstanding shares of common stock of the registrant was 58,788,718.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;
●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;
●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers and manufacturers and personnel;
●	our ability to meet product development, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our acquisitions and our ability to integrate them into our operations which may be unsuccessful or expose us to unforeseen liabilities, and may use significant resources;
●	our estimates regarding future expenses, revenues, and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the power available from our product lines:
●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;
●	the risks related to the actions of Paragon Technologies, Inc. in connection with its threatened proxy contest against us and the related litigation brought against us, including the amount of related costs incurred by us and the disruption caused to our business activities by these actions;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain commercial profit margins.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	October 31, 2023	April 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,292	$6,883
Short term investments	15,427	27,790
Restricted cash, short-term	219	65
Accounts receivable	516	745
Contract assets	326	152
Inventory	2,546	1,044
Other current assets	1,505	994
Total current assets	23,831	37,673
Property and equipment, net	1,806	1,280
Intangibles, net	3,898	3,978
Right-of-use asset, net	1,550	1,751
Restricted cash, long-term	—	155
Goodwill	8,537	8,537
Total assets	$39,622	$53,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,754	$952
Earnout payable	—	1,500
Accrued expenses	2,094	2,346
Contingent liabilities	1,117	1,202
Right-of-use liabilities, current portion	579	529
Contract liabilities	1,164	1,378
Total current liabilities	6,708	7,907
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	1,060	1,311
Total liabilities	7,971	9,421
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding; 100,000 designated as Series A	—	—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 58,833,758 shares and 56,304,642 shares, respectively; outstanding 58,788,770 shares and 56,263,728 shares, respectively	59	56
Treasury stock, at cost; 44,988 shares and 40,914 shares, respectively	(357)	(355)
Additional paid-in capital	326,342	324,393
Accumulated deficit	(294,348)	(280,096)
Accumulated other comprehensive loss	(45)	(45)
Total shareholders’ equity	31,651	43,953
Total liabilities and shareholders’ equity	$39,622	$53,374

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2023	2022	2023	2022

Revenues	$889	$303	$2,161	$1,017
Cost of revenues	401	264	1,010	784
Gross margin	488	39	1,151	233

Gain from change in fair value of consideration	(23)	(90)	(86)	(221)
Operating expenses	7,995	6,409	16,100	12,727
Operating loss	(7,484)	(6,280)	(14,863)	(12,273)

Interest income, net	270	234	610	375
Other income, employee retention credit	—	1,202	—	1,202
Foreign exchange gain	1	—	1	—
Loss before income taxes	(7,213)	(4,844)	(14,252)	(10,696)
Provision for income taxes	—	—	—	—
Net loss	$(7,213)	$(4,844)	$(14,252)	$(10,696)
Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.24)	$(0.19)
Weighted average shares used to compute basic and diluted net loss per common share	58,781,505	55,898,528	58,752,291	55,894,090

See accompanying notes to unaudited consolidated financial statements.

5

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in $000’s)

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2023	2022	2023	2022

Net loss	$(7,213)	$(4,844)	$(14,252)	$(10,696)
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss	$(7,213)	$(4,844)	$(14,252)	$(10,696)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Six Months Ended October 31, 2023
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2023	56,304,642	$56	(40,914)	$(355)	$324,393	$(280,096)	$(45)	43,953
Net loss	—	—	—	—	—	(14,252)	—	(14,252)
Share-based compensation	—	—	—	—	673	—	—	673
Common stock issued related to bonus and earnout payments	2,403,846	3	—	—	1,247	—	—	1,250
Common stock issued upon vesting of restricted stock	69,666	—	—	—	—	—	—	—
Issuance of common stock - Cantor At The Market offering, net of issuance costs	55,604	—	—	—	29	—	—	29
Shares withheld for tax withholdings	—	—	(4,074)	(2)	—	—	—	(2)
Balances at October 31, 2023	58,833,758	$59	(44,988)	$(357)	$326,342	$(294,348)	$(45)	$31,651

	Six Months Ended October 31, 2022
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2022	55,905,213	$56	(23,352)	$(341)	$322,932	$(253,770)	$(46)	$68,831
Net loss	—	$—	—	—	—	(10,696)	—	(10,696)
Share-based compensation	—	$—	—	—	632	—	—	632
Common stock issued upon vesting of restricted stock units	16,667	$—	—	—	—	—	—	—
Balances at October 31, 2022	55,921,880	$56	(23,352)	$(341)	$323,564	$(264,466)	$(46)	$58,767

	Three Months Ended October 31, 2023
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at August 1, 2023	58,776,654	$59	(44,680)	$(357)	$326,041	$(287,135)	$(45)	38,563
Net loss	—	—	—	—	—	(7,213)	—	(7,213)
Share-based compensation	—	—	—	—	272	—	—	272
Common stock issued upon vesting of restricted stock	1,500	—	—	—	—	—	—	—
Issuance of common stock - Cantor At The Market offering, net of issuance costs	55,604	—	—	—	29	—	—	29
Acquisition of treasury stock	—	—	(308)	—	—	—	—	—
Balances at October 31, 2023	58,833,758	$59	(44,988)	$(357)	$326,342	$(294,348)	$(45)	$31,651

	Three Months Ended October 31, 2022
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at August 1, 2022	55,921,880	$56	(23,352)	$(341)	$323,265	$(259,622)	$(46)	63,312
Net loss	—	—	—	—	—	(4,844)	—	(4,844)
Share-based compensation	—	—	—	—	299	—	—	299
Balances at Balance, October 31, 2022	55,921,880	$56	(23,352)	$(341)	$323,564	$(264,466)	$(46)	$58,767

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Six months ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,252)	$(10,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	172	117
Foreign exchange gain	1	—
Amortization of intangible assets	80	79
Amortization of right of use asset	201	152
(Accretion of discount)/amortization of premium on investments	(211)	191
Change in contingent consideration liability	(86)	(221)
Stock based compensation	673	632
Changes in operating assets and liabilities:
Accounts receivable	229	(105)
Contract assets	(174)	85
Inventory	(1,502)	(586)
Other assets	(511)	(2,180)
Accounts payable	802	(316)
Earnout payable	(500)	—
Accrued expenses	(2)	680
Change in lease liability	(201)	(166)
Contract liabilities	(214)	1,333
Net cash used in operating activities	$(15,495)	$(11,001)
Cash flows from investing activities:
Redemptions of short term investments	20,600	33,433
Purchases of short term investments	(8,026)	(20,108)
Purchases of property and equipment	(698)	(179)
Net cash provided by investing activities	$11,876	$13,146
Cash flows from financing activities:
Cash paid for tax withholding related to shares withheld	(2)	—
Proceeds from issuance of common stock - Cantor At The Market offering, net of issuance costs	$29	$—
Net cash provided by financing activities	$27	$—
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(3,592)	$2,145
Cash, cash equivalents and restricted cash, beginning of period	$7,103	$8,362
Cash, cash equivalents and restricted cash, end of period	$3,511	$10,507

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for Marine Advanced Robotics earnout	$1,000	$—
Bonus paid through stock issuance	$250	$—

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

(a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. We provide ocean data collection and reporting, marine power, offshore communications and Domain Awareness Systems (“MDA” or “MDAS”) products, integrated solutions, and consulting services. Our solutions focus on four major service areas: Data as a Service (“DaaS”), which includes data collected by our Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or our PowerBuoy® product lines; Robotics as a Service (“RaaS”), which provides a lower cost subscription model for our customers to access use of our WAM-V’s®; Power as a Service (“PaaS”), which includes our PowerBuoy® products; and our Strategic Consulting Services. We offer our products and services to a wide-range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. We are involved in the entire life cycle of product development, from product design through assembly, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. Our solutions are based on technologies that enable autonomous, zero or low carbon emitting, and cost effective data collection, analysis, transportation and communication. Our solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. We then channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments. Our goal is to generate most of our revenues from the sale or lease of our products and solutions. As we continue to commercialize our products and services, we expect to have a decrease in cash to fund operating activities until we achieve positive cash flow from the meaningful progress we have made in orders, pipeline, and backlog across our business.

(b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information in accordance with the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, as filed with the SEC and elsewhere in our subsequent Exchange Act filings, including this Form 10-Q. Certain amounts have been reclassified to conform to current period presentation. This reclassification had no impact on the previously reported net loss and comprehensive loss.

(c) Liquidity

For the six months ended October 31, 2023, the Company incurred net losses of approximately $14.3 million, used cash in operations of approximately $15.5 million and had an accumulated deficit of approximately $294.3 million. Cash used in operations includes cash payments of the MAR earnout payable of $0.5 million and payment of the fiscal 2023 bonus for all employees. The Company has continued to make investments in ongoing product development efforts and to build inventory in anticipation of, and to support, future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation (including recent litigation with Paragon Technologies, Inc.), and deployment risks and integration of acquisitions. For the six months ended October 31, 2023 and through the date of filing of this Form 10-Q, management has not obtained any material additional capital financing. Management believes the Company’s current cash balance at October 31, 2023 of $3.5 million and short term investments balance of $15.4 million is sufficient to fund its planned expenditures through at least December 2024.

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

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make several estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, stock-based compensation, over time revenue recognition, valuation consideration related to business combinations, including contingent consideration, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

(c) Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting and Standards Board (“FASB”) Business Combinations (Topic 805). The Company allocates the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired as well as the liabilities assumed. Acquisition costs are expensed as incurred. Any excess consideration transferred is recorded as goodwill and in instances where the fair value of consideration transferred is less than the estimated fair value of tangible and intangible assets acquired less liabilities assumed, such amounts are recorded as a gain on the bargain purchase.

(d) Cash, Cash Equivalents, Restricted Cash and Security Agreements and Short Term Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account or in short term investments that are held-to-maturity. The Company had cash and cash equivalents of approximately $3.3 million as of October 31, 2023 and $6.9 million as of April 30, 2023.

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

	October 31, 2023	April 30, 2023
	(in thousands)
Cash and cash equivalents	$3,292	$6,883
Restricted cash- short term	219	65
Restricted cash- long term	—	155
	$3,511	$7,103

Short Term Investments

As of October 31, 2023 and April 30, 2023, the carrying value was approximately $15.4 million and $27.8 million, respectively. All short term investments consist of corporate bonds, government agency bonds, or U.S. Treasury Notes and Bonds, are investment grade rated or better, and mature within 12 months. The Company has the ability and the intention to hold all investments to maturity, and as such are classified as held-to-maturity investments and carried at amortized cost.

The total accretion of discounts (amortization of premium) recognized for the six month periods ended October 31, 2023 and 2022 is approximately $0.2 million and $(0.2) million, respectively. The total accretion of discounts (amortization of premium) on investments for the three month period ended October 31, 2023 and 2022 was $0.1 million and $(0.06) million, respectively. Additionally, there has been no impairment on these investments.

The following table summarizes the Company’s short term investments as of October 31, 2023 and April 30, 2023:

	October 31, 2023			April 30, 2023
Category	Amortized Cost	Unrealized Gains	Market Value	Amortized Cost	Unrealized Gains	Market Value
	(in thousands)			(in thousands)
Corporate Bonds	$6,911	$56	$6,967	$14,776	$100	$14,876
Government Bonds & Notes	6,692	$35	6,727	9,188	$33	9,221
Government Agency Bonds	1,824	$23	1,847	3,826	25	3,851
Total Short Term Investments	$15,427	$114	$15,541	$27,790	$158	$27,948

(e) Inventory

In accordance with Accounting Standards Codification 330 (ASC 330), inventory is stated at the lower of costs or net realizable value applicable to goods on hand remaining after the matching of absorbed costs with concurrent revenues. The Company has three classes of inventory; raw materials, work in process, and finished goods. Items remain in inventory until they are shipped to the customer, at which time the costs are transferred on a FIFO basis to cost of revenue, or moved to leased assets as applicable.

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

(i) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable, short term investments and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with entities with a reliable payment history. The Company invests its excess cash in a money market fund and short term held-to maturity investments and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of October 31, 2023 was immaterial.

For the six months ended October 31, 2023 and 2022, the Company had three and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 55% and 69% of the Company’s total revenues for the respective periods. For the three months ended October 31, 2023 and 2022, the Company had four and five customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 71% and 80% of the Company’s total revenues for the respective periods.

(j) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the six months ended October 31, 2023 and 2022 was approximately $0.7 million and $0.6 million, respectively. For the three months ended October 31, 2023 and 2022, share-based compensation expense was approximately $0.3 million and $0.3 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation as they occur.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of October 31, 2023 or 2022. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the six-month period ended October 31, 2023 the Company recognized approximately $1.2 million in revenue related to performance obligations satisfied at a point in time and approximately $0.9 million in revenue related to performance obligations satisfied over time. During the three-month period ended October 31, 2023, the Company recognized approximately $0.5 million in revenue related to performance obligation satisfied at a point in time and approximately $0.4 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the six-month periods ended October 31, 2023 and 2022, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

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

As of October 31, 2023, the Company’s total remaining performance obligations, also referred to as backlog, totaled $4.5 million. The Company expects to recognize approximately 70%, or $3.2 million, of the remaining performance obligations as revenue over the next twelve months.

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

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The below table represents the total revenue recognized under ASC 606 and ASC 842 for the three and six months ended October 31, 2023 and 2022.

	Six months ended October 31, 2023			Six months ended October 31, 2022
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$540	$509	$1,049	$420	$15	$435
Buoy	630	—	630	50	—	50
Services	482	—	482	532	—	532
Total	$1,652	$509	$2,161	$1,002	$15	$1,017

Region:
North and South America	$1,652	$509	$2,161	$770	$15	$785
Asia and Australia	—	—	—	232	—	232
Total	$1,652	$509	$2,161	$1,002	$15	$1,017

	Three months ended October 31, 2023			Three months ended October 31, 2022
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$81	$266	$347	$98	$—	$98
Buoy	380	—	380	38	—	38
Services	162	—	162	167	—	167
Total	$623	$266	$889	$303	$—	$303

Region:
North and South America	$623	$266	$889	$249	$—	$249
Asia and Australia	—	—	—	54	—	54
Total	$623	$266	$889	$303	$—	$303

(l) Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, warrants on common stock and unvested restricted stock units (“RSU”) issued to employees and non-employee directors, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and unvested RSUs issued to employees and non-employee directors, totaling 7,294,852 and 6,242,465 as of October 31, 2023 and 2022, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the period. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

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

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There were no indications of potential impairment of intangible assets for the six months ended October 31, 2023 and 2022.

(n) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. There were no indications of potential impairment of goodwill identified for the six months ended October 31, 2023 and 2022.Where the Company use a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR. Management performed its annual qualitative assessment in fiscal year 2023 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2023.

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

(p) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. For the six months ended October 31, 2023 and 2022, there were no amounts recorded to other comprehensive (income) loss due to limited foreign operations.

(q) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods.

(r) Research and Development

Costs related to research and development activities by the Company are expensed as incurred. The Company had approximately $4.0 million and $4.7 million in product development expense for the six months ended October 31, 2023 and 2022, respectively. The Company had approximately $2.1 million and $2.3 million in product development expense for the three months ended October 31, 2023 and 2022, respectively.

(s) Recently Issued Accounting Standards

There have been no recently issued accounting standards in the current period that would significantly affect the Company’s financial statements, that have not been address in prior periods.

(3) Accounts Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	October 31, 2023	April 30, 2023	April 30, 2022
	(in thousands)
Accounts receivable	$516	$745	$482
Contract assets	$326	$152	$386
Contract liabilities	$1,164	$1,378	$129

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The increase in contract assets is primarily a result of consulting services projects for which revenue was recognized in the current period but has not yet been billed due to the terms of the project agreements. No impairments to contract assets were incurred during the six months ended October 31, 2023 and 2022.

Significant changes in the contract assets balances during the period were as follows:

	Six months ended October 31, 2023	Six months ended October 31, 2022
	(in thousands)
Transferred to receivables from contract assets recognized	$(745)	$(132)
Revenue recognized and not billed	919	47
Net change in contract assets	$174	$(85)

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities is primarily due to recognizing revenue on the DOE Phase II contract for which the Company was paid in prior periods.

Significant changes in the contract liabilities balances during the period are as follows:

	Six months ended October 31, 2023	Six months ended October 31, 2022
	(in thousands)

Revenue recognized	$(762)	$(129)
Payments collected for which revenue has not been recognized	548	1,462
Net change in contract liabilities	$(214)	$1,333

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	October 31, 2023	April 30, 2023
	(in thousands)
Raw Materials	$1,812	$1,044
Work in Process	723	—
Finished Products	$11	$—
	$2,546	$1,044

(5) Other Current Assets

Other current assets consisted of the following at October 31, 2023 and April 30, 2023:

	October 31, 2023	April 30, 2023
	(in thousands)
Prepaid insurance	$559	$358
Prepaid software & licenses	108	190
Prepaid sales & marketing	99	122
Prepaid project costs	427	46
Prepaid expenses- other	312	278
	$1,505	$994

(6) Property and Equipment, net

The components of property and equipment, net as of October 31, 2023 and April 30, 2023 consisted of the following:

	October 31, 2023	April 30, 2023
	(in thousands)
Equipment	$1,040	$783
Computer equipment & software	728	700
Office furniture & equipment	422	386
Leasehold improvements	628	611
Leased WAM-V’s	620	371
Leased Buoys	111	—
	3,549	2,851
Less: accumulated depreciation	(1,743)	(1,571)
	$1,806	$1,280

Leased WAM-V’s represent fixed assets that are part of underlying operating leases with customers as discussed in the revenue recognition section of ASC 842 policy disclosure. Depreciation expense was approximately $172,000 and $117,000 for the six-month periods ended October 31, 2023 and 2022, respectively. Depreciation expense was approximately $101,000 and $74,000 for the three-month periods ended October 31, 2023 and 2022, respectively.

(7) Intangible Assets

The components of intangible assets, net as of October 31, 2023 and April 30, 2023 consisted of the following:

	October 31, 2023	April 30, 2023
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
Tradename	130	130
Customer Relationships	150	150
	5,778	5,778
Accumulated amortization	(1,880)	(1,800)
	$3,898	$3,978

Amortization expense was approximately $80,000 and $79,000 for the six-month periods ended October 31, 2023 and 2022, respectively. Amortization expense was approximately $40,000 and $40,000 for the three-month periods ended October 31, 2023 and 2022, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to or any impairment of goodwill during the six-month periods ended October 31, 2023 and 2022.

(9) Leases

Lessor Information

As of April 30, 2023 and October 31, 2023, the Company had three and nine WAM-V’s leased to customers which have been classified as operating leases per accounting guidance contained within ASC Topic 842, “Leases”, respectively. The remaining term on these operating leases is less than 2 years.

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

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The lease includes an initial lease term of seven years which is set to expire on October 31, 2024, and contains an option to extend the lease for another five years. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities on the Company’s Consolidated Balance Sheets.

The Company also has a lease for office space located in Houston, Texas for office space. The lease term is for 1 year, and expires on January 2024. This lease will not be renewed. ASC 842 allows a company an accounting policy election to recognize lease payments within the Consolidated Statement of Operations on a straight-line basis if the lease term is equal to or less than 12 months and not recognize a right-of use asset and lease liability. The accounting policy election is made on the commencement date of the lease. The Company has chosen this election for the Houston lease and has classified it as a short-term lease.

The Company also has a lease for office space located in Richmond, California for MAR. This lease commenced in April of 2023 and will continue for 62 months. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities- current and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

Variable lease expenses, if any, are recorded as incurred. The operating lease cash flow payments for the three months ended October 31, 2023 and 2022 were $186,000 and $108,000, respectively. The operating lease cash flow payments for the six months ended October 31, 2023 and 2022 were $371,000 and $215,000, respectively.

The components of lease expense in the Consolidated Statement of Operations for the three and six months ended October 31, 2023 and 2022 were as follows:

	Three months ended October 31,		Six months ended October 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating lease cost	$159	$92	$316	$184
Short-term lease cost	20	8	40	16
Total lease cost	$179	$100	$356	$200

Information related to the Company’s right-of use assets and lease liabilities as of October 31, 2023 was as follows:

October 31, 2023
(in thousands)

Operating lease:
Operating right-of-use asset, net	$1,550

Right-of-use liabilities- current	$579
Right-of-use liabilities- long term	1,060
Total lease liabilities	$1,639

Weighted average remaining lease term- operating leases	3.80 years
Weighted average discount rate- operating leases	8.4%

Total remaining lease payments under the Company’s operating leases are as follows:

October 31, 2023
(in thousands)

Remainder of fiscal year 2024	$358
2025	514
2026	338
2027	329
2028	333
thereafter	28
Total future minimum lease payments	$1,900
Less imputed interest	(261)
Total	$1,639

(10) Accrued Expenses

Accrued expenses consisted of the following at October 31, 2023 and April 30, 2023:

	October 31, 2023	April 30, 2023
	(in thousands)
Project costs	$141	$181
Employee incentive payments	901	1,948
Accrued salary and benefits	486	52
Professional fees	450	—
Other	116	165
	$2,094	$2,346

(11) Warrants

Equity Classified Warrants

The underwritten public offering from April 2019 included the issuance of common stock warrants to purchase up to 4,927,680 shares of common stock that have an exercise price of $3.85 per share and expire five years from the issuance date. As of October 31, 2023, common warrants to purchase 732,500 shares of the common stock had been exercised.

(12) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. At subsequent shareholder meetings, including most recently in January 2023, the shareholders approved an aggregate increase to the 2015 Plan of 3,050,000 shares resulting in total shares authorized for issuance of 4,382,036 as of January 2023. As of October 31, 2023, the Company had approximately 684,000 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan in accordance with Rule 711(a) of the NYSE American Company Guide. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000. As of October 31, 2023, there were approximately 111,000 shares available for grant under the 2018 Inducement Plan. The 2015 Plan and the 2018 Inducement Plan together comprise the “Stock Incentive Plans”.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the three and six months ended October 31, 2023 and 2022.

A summary of stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2023	1,529,185	$1.75	8.8
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(345,694)	$1.57
Outstanding as of October 31, 2023	1,183,491	$1.80	8.2
Exercisable as of October 31, 2023	417,211	$3.34	7.1

As of October 31, 2023, the total intrinsic value of outstanding and exercisable options was approximately zero. As of October 31, 2023, approximately 766,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 8.8 years. There was approximately $98,000 and $168,000 of total recognized compensation cost related to stock options during each of the six months ended October 31, 2023 and 2022, respectively. There was approximately $20,000 and $72,000 of total recognized compensation cost related to stock options during each of the three months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Performance Stock Options

As of October 31, 2023, there were no performance stock options outstanding. As of April 30, 2023 there were 66,667 shares outstanding which were all canceled during the quarter ended July 31, 2023. There was approximately $43,000 and $101,000 of total recognized compensation cost related to performance stock options during the six months ended October 31, 2023 and 2022, respectively. There was approximately zero and $48,000 of total recognized compensation cost related to performance stock options during the three months ended October 31, 2023 and 2022, respectively.

Restricted Stock Units

Compensation expense for RSUs is generally recorded based on the market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2023 and 2022, the Company granted 58,000 and 52,500 shares, respectively, that were subject to both service-based and market-based vesting requirements.

A summary of unvested RSU’s under our Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2023	1,985,994	$0.89
Granted	58,500	$0.53
Vested and issued	(69,666)	$1.41
Cancelled/forfeited	(58,647)	$2.01
Unvested at October 31, 2023	1,916,181	$0.86

There was approximately $532,000 and $364,000 of total recognized compensation cost related to RSUs for the six months ended October 31, 2023 and 2022, respectively. There was approximately $252,000 and $180,000 of total recognized compensation cost related to restricted stock units for the three months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, there was approximately $554,000 of unrecognized compensation cost remaining related to unvested restricted stock units granted under our plans. The primary driver of unrecognized compensation cost for RSU’s is related to RSU grants in accordance with the Company’s stock holding guidelines for Named Executive Officers (“NEO’s”). This cost is expected to be recognized over a weighted-average period of 1.2 years.

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

Additionally, there is a Level 3 contingent liability related to earnout payable as part of the MAR acquisition in the amount of $1.1 million as of October 31, 2023. The fair value of this contingent liability has decreased by approximately $0.1 million from the fair value of $1.2 million as of April 30, 2023.

In June 2023, the Company paid $500,000 in cash and issued 1,923,077 in shares worth $1.0 million to satisfy the achievement of the first earnout period.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the three and six months ended October 31, 2023 and 2022.

(14) Commitments and Contingencies

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when its Spanish branch was closed. On July 30, 2018, the Spanish tax inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. During the year ended April 30, 2022, the Company received notice from the Spanish Central Economic and Administrative Tribunal (“Spanish Tax Administration”) that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,870 or approximately $331,000. On January 25, 2021, the Company paid the Spanish Tax Administration €279,870. Notwithstanding that payment, on April 30, 2022, the Company filed its appeal of the decision of the Central Court to the Spanish National Court. The Company is awaiting the results of the appeal.

Shareholder Proxy Contest

On June 16, 2023, a stockholder of the Company, Paragon Technologies, Inc., a Delaware corporation (“Paragon”), informed the Company that Paragon was planning a proxy contest against the Company and intended to nominate candidates for election to the Company’s Board of Directors (the “Board”) at the Company’s 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”). Paragon would later disclose that it is seeking to replace a majority of the six-member Board and, thereby, seek control of the Company. In connection with Paragon’s threatened proxy contest, the Company is currently defending against two litigation matters brought by Paragon in the Delaware Court of Chancery.

On July 27, 2023, Paragon filed a complaint against the Company in the Delaware Court of Chancery to enforce the demand that Paragon had made on July 17, 2023, to inspect the Company’s confidential books and records pursuant to Section 220 of the Delaware General Corporation Law. On October 20, 2023, a Magistrate of the Delaware Court of Chancery issued a telephonic report regarding this matter and indicated that Paragon had asserted a proper purpose for its inspection demand. On October 25, 2023, the Company filed a Notice of Exceptions with the Delaware Court of Chancery to take exceptions to the Magistrate’s report. In its Notice of Exceptions, the Company detailed the areas of the Magistrate’s report that the Company took exception to, including, but not limited to: (i) the report’s conclusion that Paragon had stated a proper purpose for its books and records demand; (ii) the report’s conclusion that the primary purpose motivating Paragon’s demand was Paragon’s stated purpose; (iii) the report’s conclusion that Paragon’s stated purpose for its demand was not pretextual and that Paragon did not have improper ulterior motives; and (iv) the report’s conclusion as to the scope of inspection to be permitted pursuant to Paragon’s demand. On November 14, 2023, the Company filed its opening brief with respect to this matter. As of the date hereof, Paragon has not filed its answering brief, and the Delaware Court of Chancery has not scheduled any further action with respect to this matter.

On October 9, 2023, Paragon initiated litigation in the Delaware Court of Chancery against the Company and the Board alleging claims for breach of fiduciary duty and seeking declaratory and injunctive relief, including an injunction to (i) prevent the Company from rejecting the purported nominating notice that Paragon submitted to the Company on August 25, 2023 to notify the Company of its intention to nominate a majority slate of nominees at the 2023 Annual Meeting (the “Purported Nominating Notice”), and (ii) require the Company to approve Paragon’s request for an exemption from the Company’s Section 382 Tax Benefits Preservation Plan so that Paragon could purchase up to 19.9% of the Company’s common stock without triggering the dilution that would otherwise apply to the holder of 4.99% or more of the Company’s common stock. On November 30, 2023, the Delaware Court of Chancery denied Paragon’s request for injunctive relief to (i) block the Board from continuing to reject Paragon’s Purported Nominating Notice, and (ii) require the Board to grant Paragon the exemption it had requested from the Company’s Section 382 Tax Benefits Preservation Plan. Further, the Delaware Court of Chancery indicated that factual issues remain that would need to be resolved at a trial. On November 30, 2023, the Delaware Court of Chancery also granted, in part, a motion for sanctions against Paragon relating to the purported spoliation of text messages. As of the date hereof, the Delaware Court of Chancery has not scheduled any further action with respect to this matter, other than directing counsel for the Company and the Board to submit an affidavit detailing the reasonable fees and expenses incurred in filing their motion for sanctions and providing Paragon with an opportunity to respond.

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

(15) Income Taxes

Uncertain Tax Positions

We account for income taxes in accordance with ASC 740. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has no current or deferred tax due to current and projected losses for the year. The Company has appealed the results of the income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed (see Note 14). At October 31, 2023, the Company had no uncertain tax positions. The Company does not expect any material increase or decrease in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

Tax Preservation Plan

In June 2023, in order to protect the Company’s valuable tax assets related to its net operating losses from being limited or lost under Section 382 of the Internal Revenue Code, the Company adopted a Tax Benefits Preservation Plan (the “Plan”). Pursuant to the Plan, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock of the Company. The dividend was distributed to stockholders of record as of the close of business on July 11, 2023. The Plan substantially diminishes the risk that the Company’s ability to utilize its net operating loss carryovers to reduce potential future federal income tax obligations may become substantially limited. The Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding common stock without approval by potentially subjecting any such person or group to significant dilution.

The Company determined the grant date fair value of the Rights using an option-pricing model. The amount was immaterial to the consolidated financial statements and deemed to be de minimis, and accordingly was not recorded to the financial statements.

(16) Operating Segments and Geographic Information

The Company’s business consists of one reportable segment as the revenues associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and our chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates worldwide, with its U.S. operations in New Jersey, California, and Texas, and one operating subsidiary in the UK. Revenues and expenses are generally attributed to the operating unit that bills the customers. During each of the three and six months ended October 31, 2023 and 2022, the Company’s primary business operations were in North America and the Middle East.

(17) Subsequent Events

On November 9, 2023 the Company entered into an agreement to divest its wholly owned subsidiary 3dent Technologies LLC, for nominal consideration back to its former owners from whom it was originally acquired in February 2021. This divestiture was done so that the Company can more fully focus its efforts and resources on the commercialization of its cutting-edge pipeline of products – particularly for the national security and defense markets.

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

Overview

Our solutions focus on four major service areas: Data as a Service (“DaaS”), which includes data collected by our Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or our PowerBuoy® product lines; Robotics as a Service (“RaaS”), which provides a lower cost subscription model for our customers to access use of our WAM-V’s®; Power as a Service (“PaaS”), which includes our PowerBuoy® products; and our Strategic Consulting Services.

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

In November 2023 we announced that we have substantially completed our research and development phase and are primarily focused on commercial activities. We have built a suite of products (more fully described below) that we believe will be the basis for our current and future commercial success resulting in meaningful progress in orders, pipeline, and backlog, with backlog increasing from $3.1 million at July 31, 2023 to $4.5 million at October 31, 2023. This pivot to commercial activities has enabled reallocation of headcount, the divestiture of 3dent Technologies LLC, and a material reduction in third-party expenditures. As a result, the majority of our employees are now dedicated to customer delivery.

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

Additionally, during fiscal 2023 the Company was awarded a contract to provide scientific hardware delivery, training, and integration services under a subcontract for a U.S. government agency. This project seeks to identify and integrate sensors and systems and share data suitable for the full spectrum of maritime operations. We will provide the required hardware, hardware deployment support, software, software deployment support, integration services, surveillance and telemetry data, and associated training in support of a PB3 PowerBuoy® equipped with our MDA solution. The project will be deployed in support of security efforts to detect illegal, unreported, and unregulated (“IUU”) fishing, dark vessels, and human/drug trafficking in operation 24/7/365 and is scheduled to begin during fiscal 2024. As further discussed under “Commercial Activities,” in October 2023 the Company was awarded a contract in support of foreign law enforcement partners. This collaboration aims to protect vital marine species and combat IUU fishing activities in critical habitats using our state-of-the-art uncrewed technologies and demonstrates unprecedented, networked surveillance capabilities and evidence collection. In September 2023, the Company received an award of three separate Indefinite Delivery Indefinite Quantity (IDIQ) Multiple-Award Contracts (MAC) from the National Oceanic and Atmospheric Administration (NOAA). NOAA has selected us as one of several Multiple Award IDIQ contract holders to provide Uncrewed Maritime Systems (UMS) Services to NOAA’s Office of Marine and Aviation Operations (OMAO), Uncrewed Systems Operation Center (UxSOC).

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

Autonomous Vehicles (“WAM-V®”)

On November 15, 2021, the Company acquired all of the outstanding equity interest of Marine Advanced Robotics, Inc. (“MAR”) and it is now part of our Autonomous Vehicles business. Our Autonomous Vehicles business incorporates the patented Wave Adaptive Modular Vessel (WAM-V®) technology, which enables roaming capabilities for unmanned maritime systems in waters around the world. The first WAM-V® was launched in 2007 as a new vehicle class to deliver reliable autonomous surface vehicles to customers that could provide robust, real-time data collection and reporting. Our Autonomous Vehicles business also provides RaaS, allowing customers to lease WAM-V® robotics and access information from our WAM-Vs® while we maintain ownership and maintenance and repair responsibilities. Today, WAM-Vs® operates in 11 countries for commercial, military and scientific uses. Our WAM-Vs® exist in three primary sizes of 8, 16, and 22 feet, however, many of the design components are common across the sizes, allowing for integration of different payloads and adaptation of the payload platforms for larger equipment. All sizes can be adapted to suit electric or liquid fuel propulsion methods.

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

As demonstrated in August 2023, we are commercializing the ability to remotely charge our WAM-V® from our PowerBuoy® platforms, enabling persistent, resident and roaming capabilities.

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

Recent Technological Advancements

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

Next Generation PowerBuoy®

The NextGen PB is an alternative platform to the PB3, and will consist of multiple versions, one utilizing solar and wind power and one utilizing solar and wind power plus wave energy conversion capability, to provide reliable power in remote offshore locations, regardless of ocean wave conditions. The WEC technology in the NextGen PB is based on our ongoing Mass on Spring Wave Energy Converter (MOSWEC) development which has the advantages of smaller size, lower cost, environmentally sealed design, and increased energy generation capability. The prototype of the solar and wind PowerBuoy® has been tested off the coast of New Jersey and was used during the MDAS demonstration for ANTX during fiscal 2023. We believe this product addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The NextGen PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of other intelligence gathering surface and subsea sensors, subsea power applications, such as a surface communications hub for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles (“AUV”) used for mine counter measures, unexploded ordinance disposal, subsea acoustic monitoring, underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, including subsea acoustics, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium ion batteries which can power subsea and topside payloads. The control system uses sensors and an onboard computer to continuously monitor the subsystems. The NextGen PB is designed to be able to operate over a broad range of temperature and ocean wave conditions. It has a 40kW-hour battery system which can be expanded up to 120 kW-hour energy.

Strategic Consulting Services

In November 2023 we divested our non-core strategic consulting team so that we can more fully focus our efforts and resources on the commercialization of our cutting-edge pipeline of products – particularly for the national security and defense markets. Going forward, the focus of our Strategic Consulting Services will be on delivering value to our customers through services which can be integrated in support of our broader PaaS and/or DaaS and RaaS solutions.

Strategy and Marketing

Our strategy includes developing integrated solutions and services, including autonomous and cloud-based delivery systems for ocean intelligence, ocean data and predictive analytics to provide actionable intelligence for our clients. We believe that having demonstrated the capability of our solutions, we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable, and persistent power, data collection, and communications, either by supplying electric power to payloads that are integrated directly with our products or located in its vicinity, such as on the surface, the seabed, or in the water column. Our recent projects have been in the military and government, offshore energy, and science and research industries.

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

Unmanned systems are increasingly in demand by defense and security and commercial companies to reduce costs and improve safety in offshore operations. Also, geopolitical developments such as the need for countries to protect their exclusive economic zones from illegal fishing activities and protect natural resources on the seabed are accelerating the adoption of solutions or technologies that collect, transmit, and synthesize data to provide actionable intelligence and decision-advantage to clients. Our recent operations in Bahrain and in the Asia Pacific region show the broadening geographic opportunity for our services, especially in the defense and security markets. This includes support for other unmanned assets, such as aerial drones, deployment of underwater vehicles that can then communicate via PowerBuoy deployed communication links, and as a deployment platform for secure communication networks.

We serve a diverse range of leading customers in this sector, including defense and security organizations, offshore wind, science and research, and ports and harbors. Our pipeline continues to grow and comprises primarily of participants in defense and security markets. In addition, we continue to see a growing number of commercial opportunities as we witness growing interest from offshore wind companies for autonomous monitoring, surveillance and survey-related services during various stages of the project development cycle. Further, we are attracting interest targeted toward subsea applications, using proprietary sensor payloads for environmental monitoring and subsea intelligence. We believe that our buoys and WAM-Vs® are uniquely able to deliver these services either as a standalone solution or in combination with other systems. Furthermore, we believe that we are becoming a reliable player in the hydrography survey market, particularly in the shallow water environment.

Commercial Activities

As noted above, we are now primarily focused on commercial activities. We have built a suite of products that we believe will be the basis for our current and future commercial success resulting in meaningful progress in orders, pipeline, and backlog, with backlog increasing from $3.1 million at July 31, 2023 to $4.5 million at October 31, 2023. We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. For the six months ended October 31, 2023 and 2022, the Company had three and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 55% and 69% of the Company’s total revenue for the respective periods.

In order to achieve success in ongoing commercialize efforts, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power.

Current and Recent Contracts

The following contract were entered into during fiscal 2024:

●	A volume order from Sulmara, a prominent player in offshore services, of WAM-V 16 uncrewed surface vehicles making this the largest single order of WAM-Vs to date. The order, valued at $1.6 million, underscores our commitment to providing innovative and sustainable solutions for the offshore industry. Due to demand, production is already underway to support and will allow for revenue recognition this fiscal year.

●	A contract in support of foreign law enforcement. This collaboration aims to protect vital marine species and combat IUU fishing activities in critical habitats using our state-of-the-art uncrewed technologies and demonstrates unprecedented, networked surveillance capabilities and evidence collection, allowing authorities to gather critical information and support legal actions while keeping personnel safely out of harm’s way until the precise time and conditions favor interdiction efforts.

●	An award of three separate IDIQ Multiple-Award Contracts from the NOAA. NOAA has selected us as one of several Multiple Award IDIQ contract holders to provide Uncrewed Maritime Systems Services to NOAA’s Office of Marine and Aviation Operations uncrewed systems operation center. These contracts have the potential to result in millions of dollars of revenue for us, and the ordering period is set to span three years, commencing on September 1, 2023, and concluding on August 31, 2026.

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

Our third-party software companies are contributing to the Company’s MDAS by providing integration software, control software, autonomy and systems integration for the buoy sensor payload. In addition, they are assisting the Company with designing and building a customized data platform that supports the Company’s MDAS with sensor data feed management, secure communications management, a cloud-based infrastructure, and web-based user interface. The platform was designed with a flexible architecture that allows the Company to integrate new sensor technologies and third-party analytics capabilities and share MDAS data with customers and partners. During fiscal 2024, the Company began decreasing its reliance on third-party software parties through increased support from its internal software team.

We also maintain an active dialogue with several offshore specialists and marine operations partners in the North Sea and North America to support our deployment, maintenance, and recovery operations and projects.

Business Strategy

During the first six months of fiscal 2024, we have continued to advance our marketing programs, products, and solutions. We have substantially completed our research and development efforts, thus positioning the Company to increase its focus on delivering intelligent maritime solutions and services, particularly in the national security and defense markets. We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital, operations, and manufacturing capabilities.

In support of our focus on the national security and defense markets, we have developed a defense specific sales team, including veterans from the U.S. Navy, Swedish Navy, and U.S. Intelligence Community. Key members of management and the Board are either cleared, or in the process of obtaining security clearances.

In addition, we recently retained Rear Admiral Victorino “Vic” G. Mercado (Retired) as a special advisor to the Company’s Board of Directors. We plan to leverage Vic’s experience, expertise, and networks as we build on our momentum in providing intelligent maritime solutions to the U.S. Government and defense and security sectors, and carefully navigate the challenges of securing access to and protecting highly sensitive and confidential information.

The majority of the Company’s potential customers are in areas of defense and security, hydrographic survey, offshore wind, offshore and coastal communication networks, and MDA, including mitigation of IUU fishing, where the end use may be both domestic and abroad.

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

The Company is pursuing a long-term growth strategy to expand its market value proposition while growing the Company’s revenue base. This strategy includes partnerships with leading companies and organizations in adjacent and complementary markets. We continue to develop our PowerBuoy® and WAM-V® products for use in offshore power, data acquisition, and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Provide integrated turn-key solutions, purchases or leases. We believe our DaaS, RaaS and PaaS solutions, together with our platforms, are well suited to enable unmanned, autonomous (non-grid connected) offshore applications, such as topside and subsea surveillance and communications, surveying, subsea equipment monitoring, early warning systems platform, subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions, and we intend to sell and/or lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. As our MDAS development continues, we expect that this will also include data and cloud services.

●	Expand customer system solution offerings through new complementary products that enable more cost-efficient deployments that make shorter missions more feasible. We are continuously innovating new solutions to deliver enhanced value to our customers, such as enhancing our MDAS and improving our deployment platforms solutions, such as our PowerBuoys® and WAM-Vs®. We have substantially completed development of our next generation PowerBuoy® that incorporates wave, wind, and solar power generation capabilities in a robust yet cost effective system that supports shorter term missions as well as the ability to operate in near shore and low wave environments. This effort was partially funded by the DOE SBIR Phase II award. In addition, we have integrated PowerBuoy® and WAM-V® capabilities, including WAM-V® recharging from a PowerBuoy®, with future plans to integrate MDAS capabilities into our WAM-Vs®, thus extending our reach and providing both fixed and mobile MDAS offerings to our customers.

●	Focus on selling WAM-Vs® to the defense and security, hydrographic survey, and surveillance industries as we are well positioned to capitalize on the growing demand for unmanned surface vehicles to provide maritime safety, security, and awareness of what is happening in the maritime domain, including surveillance, detection, classification, and identification. The ability of our WAM-Vs® to handle various payloads allows us to target navigation surveys, marine infrastructure surveys, berth clearance surveys, dredging surveys, and mining pit surveys. Near-term future markets for our WAM-Vs® include the use of WAM-Vs® for the launch of aerial drones and underwater survey equipment. WAM-Vs® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The ability to disassemble a WAM-V® reduces the footprint by as much as 75%, and as a result, a 20-foot container can hold four 16-foot WAM-Vs®. In addition, our 8-foot WAM-V® can be checked as baggage on a standard commercial flight. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

●	Focus sales efforts on key global markets in the U.S., Middle East, and Asia Pacific. While we are marketing our products and services globally, we have focused on several key markets and applications, including U.S. and foreign defense and security applications with our MDAS offering; and the hydrographic survey market with regard to our WAM-Vs®. We believe that each of these areas has demand for our solutions, sizable end market opportunities, and high levels of industrialization and economic development. Our headquarters in Monroe Township, New Jersey and our office in Richmond, California enable us to support our customers and strengthen our dialogue with our solution partners.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of expanding visibility to our products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. We have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly.

●	Partner with fabrication, deployment and service contractors. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. We believe this domestically distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Expand survey and security market applications. Through our WAM-V® products, we can increase our ability to lease vehicles specifically to support shoreline and offshore survey markets as well as security applications while integrating MDA into these solutions.

Liquidity

During the six months ending October 31, 2023, the Company incurred a net loss of approximately $14.3 million and used cash in operations of approximately $15.5 million. The Company has continued to make investments in ongoing product development efforts and in building inventory in anticipation of, and in support of, future growth. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation (including litigation with Paragon Technologies, Inc.), and deployment risks and integration of acquisitions. Management believes the Company’s cash balance of $3.5 million and short term investments balance of $15.4 million at October 31, 2023 is sufficient to fund its planned operations through at least December 2024.

Capital Raises

On November 20, 2020, the Company entered into an At-the-Market Offering Agreement (“ATM”) with AGP (the “2020 ATM Facility”). The 2020 ATM Facility was terminated by the Company effective June 2, 2023.

On August 7, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “2023 ATM”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, which was terminated on December 2, 2023.

The Company may choose to seek another sales agent for a new ATM in the future. The sale of additional equity under new facilities could result in dilution to our shareholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. The Company cannot be certain that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

Backlog

As of October 31, 2023, the Company’s backlog was $4.5 million. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7.- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2023. There were no material changes to our critical accounting estimates or accounting policies during the six months ended October 31, 2023.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of October 31, 2023 or 2022. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the six-month period ended October 31, 2023, the Company recognized approximately $1.2 million in revenue related to performance obligations satisfied at a point in time and approximately $0.9 million in revenue related to performance obligations satisfied over-time. During the three-month period ended October 31, 2023 the Company recognized approximately $0.5 million in revenue related to performance obligation satisfied at a point in time and approximately $0.4 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the the six months ended October 31, 2023 and 2022, the majority of the Company’s contracts were classified as firm fixed-price and the balance were cost-sharing.

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

Recently Issued Accounting Standards

There have been no recently issued accounting standards in the current period that would significantly affect the Company’s financial statements, that have not been address in prior periods.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

For the six months ended October 31, 2023 and 2022, the Company had three and four customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 55% and 69% of the Company’s total revenue for the respective periods.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the six months ended October 31, 2023 and 2022.

	Three months ended October 31,		Six months ended October 31,
Customer Location*	2023	2022	2023	2022

North and South America	100%	82%	100%	77%
Asia and Australia	—%	18%	—%	23%
	100%	100%	100%	100%

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

Interest income, net

Interest income, net consists of interest received on cash, cash equivalents, and short term investments as well as amortization expense related to the premiums on the purchase of short term investments.

Foreign exchange gain (loss)

We transact business in various countries and have exposure to fluctuations in foreign currency exchange rates. Since we conduct our business in U.S. dollars and our functional currency is the U.S. dollar, our main foreign exchange exposure, if any, results from changes in the exchange rate between the U.S. dollar and transactions settled in foreign currencies.

In addition, should we desire to, a portion of our operations can be conducted through our subsidiary in the United Kingdom, the functional currency of which is the British pound sterling. This subsidiary has foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. For the six months ended October 31, 2023 and 2022 there has been little to no activity other than regulatory and tax filings.

The Company is in the process of winding down its Australian subsidiary, which is expected to be completed during fiscal 2024. The Company began the process of winding down its UK subsidiary during the six months ended October 31, 2023. The unrealized gains or losses resulting from foreign currency balances translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains and losses are recognized within our Consolidated Statements of Operations.

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

Three months ended October 31, 2023 compared to the three months ended October 31, 2022

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2023 and 2022.

	Three months ended October 31,
	2023	2022

Revenues	$889	$303
Cost of revenues	401	264
Gross margin	488	39

Gain from change in fair value of consideration	(23)	(90)
Operating expenses	7,995	6,409
Operating loss	(7,484)	(6,280)

Interest income, net	270	234
Other income, employee retention credit	—	1,202
Foreign exchange gain	1	—
Loss before income taxes	(7,213)	(4,844)
Provision for income taxes	—	—
Net loss	$(7,213)	$(4,844)

Revenues

Revenues for the three months ended October 31, 2023 and 2022 were $0.9 million and $0.3 million, respectively. The year-over-year increase of $0.6 million primarily reflects higher levels of revenue stemming from leased WAM-Vs, equal to approximately $0.2 million and increased buoy revenue of $0.4 million for the three months ended October 31, 2023.

Cost of revenues

Cost of revenues for the three months ended October 31, 2023 and 2022 increased slightly to $0.4 million from $0.3 million, respectively, reflecting a better mix on our margins from strategic consulting services, leased WAM-Vs and government related grants with NOAA and DOE in the current year.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the three months ended October 31, 2023 and 2022 was $23 thousand and $90 thousand, respectively, relating to an adjustment of the contingent consideration liability based on actual and forecasted bookings relating to the MAR acquisition.

Operating expenses

Operating expenses for the three months ended October 31, 2023 and 2022 were $8.0 million and $6.4 million, respectively. The increase of approximately $1.6 million was the result of an increase in employee related costs of $0.4 million primarily driven by increased headcount, an increase in professional and legal fees of $1.1 million, and an increase in office related expenses of $0.3 million, partially offset by a decrease in product development costs of $0.2 million.

Interest income

Interest income for the three months ended October 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively, with the increase primarily related to the investments being purchased at a discount in the current year as a result of increasing interest rates, offset slightly by the decreased balance of short-term investments.

Other income

Other income for the three months ended October 31, 2023 and 2022 was zero and $1.2 million, respectively. The 2022 balance related to amortization of discounts on investments acquired and the employee retention credits applied for previously filed payroll tax returns with the IRS.

Six months ended October 31, 2023 compared to the six months ended October 31, 2022

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2023 and 2022.

	Six months ended October 31,
	2023	2022

Revenues	$2,161	$1,017
Cost of revenues	1,010	784
Gross margin	1,151	233

Gain from change in fair value of consideration	(86)	(221)
Operating expenses	16,100	12,727
Operating loss	(14,863)	(12,273)

Interest income, net	610	375
Other income, employee retention credit	—	1,202
Foreign exchange gain	1	—
Loss before income taxes	(14,252)	(10,696)
Provision for income taxes	—	—
Net loss	$(14,252)	$(10,696)

Revenues

Revenues for the six months ended October 31, 2023 and 2022 were $2.2 million and $1.0 million, respectively. The year-over-year increase of $1.2 million is due to an increase in revenue stemming from leased WAM-Vs, equal to approximately $0.6 million and increased buoy revenue of $0.6 million for the six months ended October 31, 2023.

Cost of revenues

Cost of revenues for the six months ended October 31, 2023 and 2022 were $1.0 million and $0.8 million, respectively, and increase of $0.2 million reflecting a better margin mix from on our strategic consulting services, leased boats and government related grants with NOAA and DOE in the current year.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the six months ended October 31, 2023 and 2022 were $0.1 million and $0.2 million, respectively, relating to an adjustment of the contingent consideration liability based on actual and forecasted bookings relating to the MAR acquisition.

Operating expenses

Operating expenses for the six months ended October 31, 2023 and 2022 were $16.1 million and $12.7 million, respectively. The increase of approximately $3.4 million was the result of an increase in employee related costs of $1.6 million primarily driven by increased headcount, an increase in professional and legal fees of $2.0 million, and an increase in office related expenses of $0.5 million, partially offset by a decrease in product development costs of $0.7 million.

Interest income

Interest income for the six months ended October 31, 2023 and 2022 was $0.6 million and $0.4 million, respectively, with the increase primarily related to the investment being purchased at a discount in the current year as a result of increasing interest rates, offset slightly by the decreased balance of short-term investments.

Other income

Other income for the six months ended October 31, 2023 and 2022 was zero and $1.2 million, respectively. The 2022 balance related to amortization of discounts on investments acquired and the employee retention credits applied for previously filed payroll tax returns with the IRS.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses.

The Company’s total cash, cash equivalents, short term investments, and restricted cash balances was $18.9 million as of October 31, 2023 and $34.9 million as of April 30, 2023.

The Company incurred net losses of $14.3 million and $10.7 million for the six months ended October 31, 2023 and 2022, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the six months ended October 31, 2023, net cash flows used in operating activities was $15.5 million, an increase of $4.5 million compared to net cash used in operating activities during the six months ended October 31, 2022 of $11.0 million. This reflects an increase in net loss of $14.3 million, an earnout payment related to MAR of $0.5 million, decrease in accrued expense of $0.7 million primarily related to accrued bonus payout, and an increase in inventory of $0.9 million.

Net cash provided by investing activities

Net cash provided by investing activities during the six months ended October 31, 2023 was $11.9 million, compared to $13.1 million cash provided by investing activities during the six months ended October 31, 2022. The net cash of $11.9 million provided by investing activities during the six months ended October 31, 2023 was primarily due to the redemption of short-term investments of $20.6 million, partially offset by the purchase of short term investments of $8.0 million and purchases of property and equipment of $0.7 million

Net cash used in financing activities

Net cash used in financing activities during the six months ended October 31, 2023 was $27,000.

Effect of exchange rates on cash and cash equivalents

There was no material effect of exchange rates on cash and cash equivalents during the six months ended October 31, 2023 and October 31, 2022.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of October 31, 2023, our year to date revenues were $2.2 million, our year to date net losses were $14.3 million, our year to date net cash used in operating activities was $15.5 million and our accumulated deficit was $294.3 million.

We expect to devote substantial resources to continue our development efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	our ability to develop, market and commercialize our products, and achieve and sustain profitability;
●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;
●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers and manufacturers and personnel;
●	our ability to meet product development, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our acquisitions and our ability to integrate them into our operations which may be unsuccessful or expose us to unforeseen liabilities, and may use significant resources;
●	our estimates regarding future expenses, revenues, and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability of our technology, products and solutions;

●	our ability to increase or more efficiently utilize the power available from our product lines:
●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;
●	the risks related to the actions of Paragon Technologies, Inc. in connection with its threatened proxy contest against us and the related litigation brought against us, including the amount of related costs incurred by us and the disruption caused to our business activities by these actions;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain commercial profit margins.

Our business is capital intensive, and through October 31, 2023, we have been funding our business principally through sales of our securities. As of October 31, 2023, our cash and cash equivalents, short-term restricted cash, and short term investments balance was $18.9 million and we expect to fund our business with this amount and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents, and short term investments, are sufficient to fund its planned expenditures through at least December 2024.

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

Progress has been made against management’s plan to remediate these material weaknesses, but for Management to consider a material weakness remediated, the related controls are required to function as anticipated for a minimum period which varies based upon the specified control. As part of its remediation plan, management will put mitigating controls in place to minimize risk associated with any open material weaknesses.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the 2023 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 16, 2023, a stockholder of the Company, Paragon Technologies, Inc., a Delaware corporation (“Paragon”), informed the Company that Paragon was planning a proxy contest against the Company and intended to nominate candidates for election to the Company’s Board of Directors (the “Board”) at the Company’s 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”). Paragon would later disclose that it is seeking to replace a majority of the six-member Board and, thereby, seek control of the Company. In connection with Paragon’s threatened proxy contest, the Company is currently defending against two litigation matters brought by Paragon in the Delaware Court of Chancery.

On July 27, 2023, Paragon filed a complaint against the Company in the Delaware Court of Chancery to enforce the demand that Paragon had made on July 17, 2023, to inspect the Company’s confidential books and records pursuant to Section 220 of the Delaware General Corporation Law. On October 20, 2023, a Magistrate of the Delaware Court of Chancery issued a telephonic report regarding this matter and indicated that Paragon had asserted a proper purpose for its inspection demand.

On October 25, 2023, the Company filed a Notice of Exceptions with the Delaware Court of Chancery to take exceptions to the Magistrate’s report. In its Notice of Exceptions, the Company detailed the areas of the Magistrate’s report that the Company took exception to, including, but not limited to: (i) the report’s conclusion that Paragon had stated a proper purpose for its books and records demand; (ii) the report’s conclusion that the primary purpose motivating Paragon’s demand was Paragon’s stated purpose; (iii) the report’s conclusion that Paragon’s stated purpose for its demand was not pretextual and that Paragon did not have improper ulterior motives; and (iv) the report’s conclusion as to the scope of inspection to be permitted pursuant to Paragon’s demand. On November 14, 2023, the Company filed its opening brief with respect to this matter. As of the date hereof, Paragon has not filed its answering brief, and the Delaware Court of Chancery has not scheduled any further action with respect to this matter.

On October 9, 2023, Paragon initiated litigation in the Delaware Court of Chancery against the Company and the Board alleging claims for breach of fiduciary duty and seeking declaratory and injunctive relief, including an injunction to (i) prevent the Company from rejecting the purported nominating notice that Paragon submitted to the Company on August 25, 2023 to notify the Company of its intention to nominate a majority slate of nominees at the 2023 Annual Meeting (the “Purported Nominating Notice”), and (ii) require the Company to approve Paragon’s request for an exemption from the Company’s Section 382 Tax Benefits Preservation Plan so that Paragon could purchase up to 19.9% of the Company’s common stock without triggering the dilution that would otherwise apply to the holder of 4.99% or more of the Company’s common stock. On November 30, 2023, the Delaware Court of Chancery denied Paragon’s request for injunctive relief to (i) block the Board from continuing to reject Paragon’s Purported Nominating Notice, and (ii) require the Board to grant Paragon the exemption it had requested from the Company’s Section 382 Tax Benefits Preservation Plan. Further, the Delaware Court of Chancery indicated that factual issues remain that would need to be resolved at a trial. On November 30, 2023, the Delaware Court of Chancery also granted, in part, a motion for sanctions against Paragon relating to the purported spoliation of text messages. As of the date hereof, the Delaware Court of Chancery has not scheduled any further action with respect to this matter, other than directing counsel for the Company and the Board to submit an affidavit detailing the reasonable fees and expenses incurred in filing their motion for sanctions and providing Paragon with an opportunity to respond.

For information on other matters in dispute, see Note 14 to the Consolidated Financial Statements under Part I, Item 1 of this report.

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

We have incurred net losses since we began operations in 1994, including net losses of $14.3 million during the first six months of fiscal year 2024 and $10.7 million during the same six month period in fiscal year 2023. As of October 31, 2023, we had an accumulated deficit of $294.3 million. To date, our activities have consisted primarily of activities related to the development and testing of our technologies and our PowerBuoy®. Thus, our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Actions of activist stockholders could be disruptive and costly and the possibility that activist stockholders may gain representation on or control of our board of directors could adversely affect our results of operations, financial condition, or share price.

While we strive to maintain constructive communications with our stockholders, we have been, and may in the future be, subject to actions initiated by activist stockholders. On August 25, 2023, Paragon Technologies, Inc. (“Paragon”), an OPT stockholder, purported to provide notice to OPT of its intent to replace a majority of the OPT board of directors at OPT’s 2023 Annual Meeting of Stockholders. While that purported notice was rejected by the OPT board of directors for not complying with OPT’s Amended and Restated Bylaws, Paragon has publicly disclosed that it remains interested in replacing a majority of the OPT board of directors. Further, in connection with Paragon’s threatened proxy contest, we are currently defending against two litigation matters brought by Paragon in the Delaware Court of Chancery.

Any activist campaign against OPT that contests, conflicts with, or seeks to change, our board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist stockholders could disrupt our operations, be costly or time-consuming, or divert the attention of our board of directors and senior management from their regular duties, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties, including as a result of possible changes to the composition of our board, as to our future direction may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers and/or employees and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may affect our relationships with vendors, customers and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6.	EXHIBIT INDEX

10.1	##	Contract for Commercial Items between Ocean Power Technologies, Inc. and the National Oceanic and Atmospheric Administration dated September 1, 2023.

10.2	##	Contract for Commercial Items between Ocean Power Technologies, Inc. and the National Oceanic and Atmospheric Administration dated September 1, 2023.

10.3	##	Contract for Commercial Items between Ocean Power Technologies, Inc. and the National Oceanic and Atmospheric Administration dated September 1, 2023.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – October 31, 2023 (unaudited) and April 30, 2021, (ii) Consolidated Statements of Operations (unaudited) – three and six months ended October 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and six months ended October 31, 2023 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and six months ended October 31, 2023 and 2022 (v) Consolidated Statements of Cash Flows (unaudited) –six months ended October 31, 2023 and 2022, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	##	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.
(Registrant)

Date: December 13, 2023		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: December 13, 2023		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

