Form 10-Q
period 2024-01-31
Ocean Power Technologies, Inc.
filed 2024-03-13
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2024

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

(609) 730-0400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value	OPTT	NYSE American
Series A Preferred Stock Purchase Rights	N/A	NYSE American

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

As of March 11, 2024, the number of outstanding shares of common stock of the registrant was 59,463,573.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	Our ability to develop, market and commercialize our products, and achieve and sustain profitability;
●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;
●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product development, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our estimates regarding future expenses, revenues, and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;
●	the risks related to the actions of Paragon Technologies, Inc. in connection with its ongoing proxy contest against us and the related litigation brought against us, including the amount of related costs incurred by us and the disruption caused to our business activities by these actions;
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable import, export, ITAR, anti-bribery and related statutes and regulations;
●	the current geopolitical world uncertainty, including Russia’s invasion of Ukraine, the Israel/Palestine conflict and recent attacks on merchant ships in the Red Sea;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain commercial profit margins

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	January 31, 2024	April 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,720	$6,883
Short term investments	4,377	27,790
Restricted cash, short-term	154	65
Accounts receivable	625	745
Contract assets	281	152
Inventory	3,460	1,044
Other current assets	3,927	994
Total current assets	17,544	37,673
Property and equipment, net	2,217	1,280
Intangibles, net	3,656	3,978
Right-of-use assets, net	2,610	1,751
Restricted cash, long-term	—	155
Goodwill	8,537	8,537
Total assets	$34,564	$53,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,466	$952
Earnout payable	—	1,500
Accrued expenses	2,991	2,346
Contingent liabilities	1,085	1,202
Right-of-use liabilities, current portion	625	529
Contract liabilities	868	1,378
Total current liabilities	7,035	7,907
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	2,065	1,311
Total liabilities	9,303	9,421
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding; 100,000 designated as Series A	—	—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 59,551,090 shares and 56,304,642 shares, respectively; outstanding 59,463,073 shares and 56,263,728 shares, respectively	59	56
Treasury stock, at cost; 88,017 shares and 40,914 shares, respectively	(368)	(355)
Additional paid-in capital	326,472	324,393
Accumulated deficit	(300,857)	(280,096)
Accumulated other comprehensive loss	(45)	(45)
Total shareholders’ equity	25,261	43,953
Total liabilities and shareholders’ equity	$34,564	$53,374

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023

Revenues	$1,792	$734	$3,953	$1,752
Cost of revenues	979	598	1,989	1,382
Gross margin	813	136	1,964	370

Operating expenses	8,551	6,820	24,648	19,546
(Gain)/loss from change in fair value of consideration	(33)	373	(117)	154
Operating loss	(7,705)	(7,057)	(22,567)	(19,330)

Interest income, net	151	229	760	604
Other income, proceeds from insurance claim	—	458	—	458
Other income, employee retention credit	—	—	—	1,202
Loss on disposition of assets (Note 7)	(210)	—	(210)	—
Foreign exchange gain	1	2	2	2
Loss before income taxes	(7,763)	(6,368)	(22,015)	(17,064)
Income tax benefit	1,254	278	1,254	278
Net loss	(6,509)	(6,090)	(20,761)	(16,786)
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.35)	$(0.30)
Weighted average shares used to compute basic and diluted net loss per common share	58,865,898	55,966,672	58,790,160	55,918,284

See accompanying notes to unaudited consolidated financial statements.

5

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in $000’s)

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023

Net loss	$(6,509)	$(6,090)	$(20,761)	$(16,786)
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss	$(6,509)	$(6,090)	$(20,761)	$(16,786)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Nine Months Ended January 31, 2024
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2023	56,304,642	$56	(40,914)	$(355)	$324,393	$(280,096)	$(45)	43,953
Net loss	—	—	—	—	—	(20,761)	—	(20,761)
Share-based compensation	—	—	—	—	803	—	—	803
Common stock issued related to bonus and earnout payments	2,403,846	3	—	—	1,247	—	—	1,250
Common stock issued upon vesting of restricted stock	786,998	—	—	—	—	—	—	—
Issuance of common stock - Cantor At The Market offering, net of issuance costs	55,604	—	—	—	29	—	—	29
Shares withheld for tax withholdings	—	—	(47,103)	(13)	—	—	—	(13)
Balances at January 31, 2024	59,551,090	$59	(88,017)	$(368)	$326,472	$(300,857)	$(45)	$25,261

	Nine Months Ended January 31, 2023
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at May 1, 2022	55,905,213	$56	(23,352)	$(341)	$322,932	$(253,770)	$(46)	$68,831
Net loss	—	$—	—	—	—	(16,786)	—	(16,786)
Share-based compensation	—	$—	—	—	911	—	—	911
Common stock issued upon vesting of restricted stock units	349,429	$—	—	—	—	—	—	—
Shares withheld for tax withholdings	—	$—	(17,562)	(14)	—	—	—	(14)
Balances at January 31, 2023	56,254,642	$56	(40,914)	$(355)	$323,843	$(270,556)	$(46)	$52,942

	Three Months Ended January 31, 2024
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at November 1, 2023	58,833,758	$59	(44,988)	$(357)	$326,342	$(294,348)	$(45)	31,651
Net loss	—	—	—	—	—	(6,509)	—	(6,509)
Share-based compensation	—	—	—	—	130	—	—	130
Common stock issued upon vesting of restricted stock	717,332	—	—	—	—	—	—	—
Shares withheld for tax withholdings	—	—	(43,029)	(11)	—	—	—	(11)
Balances at January 31, 2024	59,551,090	$59	(88,017)	$(368)	$326,472	$(300,857)	$(45)	$25,261

	Three Months Ended January 31, 2023
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at November 1, 2022	55,921,880	$56	(23,352)	$(341)	$323,564	$(264,466)	$(46)	58,767
Net loss	—	—	—	—	—	(6,090)	—	(6,090)
Share-based compensation	—	—	—	—	279	—	—	279
Common stock issued upon vesting of restricted stock	332,762	—	—	—	—	—	—	—
Shares withheld for tax withholdings	—	—	(17,562)	(14)	—	—	—	(14)
Balances at Balance, January 31, 2023	56,254,642	$56	(40,914)	$(355)	$323,843	$(270,556)	$(46)	$52,942

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Nine months ended January 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(20,761)	$(16,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	286	157
Foreign exchange gain	2	—
Amortization of intangible assets	114	119
Amortization of right of use assets	388	230
(Accretion of discount)/amortization of premium on investments	(277)	198
Change in contingent consideration liability	(117)	154
Stock based compensation	803	911
Loss on disposition of assets	210	—
Changes in operating assets and liabilities:
Accounts receivable	120	(224)
Contract assets	(129)	293
Inventory	(2,416)	(995)
Other assets	(2,933)	(1,530)
Accounts payable	512	(314)
Earnout payable	(500)	—
Accrued expenses	894	747
Right-of-use liabilities	(397)	(254)
Contract liabilities	(510)	1,205
Net cash used in operating activities	$(24,711)	$(16,089)
Cash flows from investing activities:
Redemptions of short term investments	31,625	49,584
Purchases of short term investments	(7,935)	(30,402)
Purchases of property and equipment	(1,224)	(302)
Net cash provided by investing activities	$22,466	$18,880
Cash flows from financing activities:
Cash paid for tax withholding related to shares withheld	(13)	(14)
Proceeds from issuance of common stock - Cantor At The Market offering, net of issuance costs	$29	$—
Net cash provided by/(used in) financing activities	$16	$(14)
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(2,229)	$2,777
Cash, cash equivalents and restricted cash, beginning of period	$7,103	$8,362
Cash, cash equivalents and restricted cash, end of period	$4,874	$11,139

Supplemental disclosure of noncash investing and financing activities:
Common stock issued related to bonus and earnout payments	$1,250	$—
Operating right of use asset obtained in exchange for operating lease liability	$1,247	$—

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

(a)	Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company provides ocean data collection and reporting, marine power, offshore communications and Domain Awareness Systems (“MDA” or “MDAS”) products, integrated solutions, and consulting services. The Company’s solutions focus on three major service areas: Data as a Service (“DaaS”), which includes data collected by Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or PowerBuoy® product lines; Robotics as a Service (“RaaS”), which provides a lower cost subscription model for customers to access use of WAM-V’s®; and Power as a Service (“PaaS”), which includes PowerBuoy® products. The Company offers products and services to a wide-range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. The Company is involved in the entire life cycle of product development, from product design through assembly, testing, deployment, maintenance and upgrades, while working closely with partners across the supply chain. The Company’s solutions are based on technologies that enable autonomous, zero or low carbon emitting, and cost effective data collection, analysis, transportation, cooperation with other assets such as aerial drones, and communication. The Company’s solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. The Company then channels the information it collects, and other communications, through control equipment linked to edge computing and cloud hosting environments. The Company’s goal is to generate most revenue from the sale or lease of products and solutions. The Company expects to continue having cash outflows until it can generate positive cash flow from the commercialization of products.

(b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information in accordance with the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, as filed with the SEC and elsewhere in subsequent Exchange Act filings, including this Form 10-Q. Certain amounts have been reclassified to conform to current period presentation. This reclassification had no impact on the previously reported net loss or comprehensive loss.

(c)	Liquidity

For the nine months ended January 31, 2024, the Company incurred net losses of approximately $20.8 million, and used cash in operations of approximately $24.7 million. Cash used in operations includes cash payments of the MAR earnout payable of $0.5 million and payment of the fiscal 2023 bonus for all employees. In addition, the Company has continued to make investments to build inventory, support order backlog and future growth.

The Company has incurred one-time expenses of approximately $3.2 million for the nine months ended January 31, 2024, related to litigation with Paragon Technologies, Inc. (see Note 14) and preparation for its 2023 Annual Meeting of Stockholders which took place on February 28, 2024. These expenses are a direct result of the Paragon litigation and were not incurred in the prior year.

The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation (including recent litigation noted above), and deployment risks and integration of acquisitions.

For the nine months ended January 31, 2024 and through the date of filing of this Form 10-Q, management has not obtained any material additional capital financing. Management believes the Company’s current cash balance at January 31, 2024 of $4.9 million and short term investments balance of $4.4 million may not be sufficient to fund its planned expenditures through at least March 2025.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Marine Advanced Robotics Inc. (CA), referred to herein as MAR, 3dent Technologies LLC (3Dent), Oregon Wave Energy Partners I LLC (DE), ReedSport OPT WavePark, LLC (OR) and Ocean Power Technologies Ltd. in the United Kingdom. ReedSport OPT WavePark, LLC (OR) and Oregon Wave Energy Partners I, LLC (DE) were dissolved during the first quarter of fiscal 2024. 3dent was sold in November 2023 and the consolidated financial statements include 3dent’s results of operations through the date of sale. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d) Cash, Cash Equivalents, Restricted Cash and Security Agreements and Short Term Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account or in short term investments that are held-to-maturity. The Company had cash and cash equivalents of approximately $4.7 million as of January 31, 2024 and $6.9 million as of April 30, 2023.

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

	January 31, 2024	April 30, 2023
	(in thousands)
Cash and cash equivalents	$4,720	$6,883
Restricted cash- short term	154	65
Restricted cash- long term	—	155
	$4,874	$7,103

Short Term Investments

As of January 31, 2024 and April 30, 2023, the carrying value of short term investments was approximately $4.4 million and $27.8 million, respectively. All short term investments consist of corporate bonds, government agency bonds, or U.S. Treasury Notes and Bonds, are investment grade rated or better, and mature within 12 months of the balance sheet date. The Company has the ability and the intention to hold all investments to maturity, and as such are classified as held-to-maturity investments and carried at amortized cost.

The total accretion of discounts (amortization of premium) recognized for the nine month period ended January 31, 2024 and 2023 is approximately $0.3 million and $(0.2) million, respectively. The total accretion of discounts on investments for the three month period ended January 31, 2024 and 2023 was $0.1 million and less than $0.1 million, respectively. Additionally, there has been no impairment on these investments.

The following table summarizes the Company’s short term investments as of January 31, 2024 and April 30, 2023:

	January 31, 2024			April 30, 2023
Category	Amortized Cost	Unrealized Gains	Market Value	Amortized Cost	Unrealized Gains	Market Value
	(in thousands)			(in thousands)
Corporate Bonds	$1,767	$20	$1,787	$14,776	$100	$14,876
Government Bonds & Notes	2,610	$21	2,631	9,188	$33	9,221
Government Agency Bonds	—	$—	—	3,826	25	3,851
Total Short Term Investments	$4,377	$41	$4,418	$27,790	$158	$27,948

(e) Inventory

In accordance with Accounting Standards Codification 330 (ASC 330), inventory is stated at the lower of costs or net realizable value applicable to goods on hand. Items remain in inventory until they are shipped to the customer, at which time the costs are transferred on a FIFO basis to cost of revenue, or moved to leased assets as applicable, following the matching principle where costs and revenue are recognized in the same period. The Company has three classes of inventory; raw materials, work in process, and finished goods.

(f) Accounts Receivable

Accounts receivable are stated at the net amount expected to be collected. Amounts are ordinarily due between 30 and 90 days after the issuance of the invoice. The Company is exposed to credit losses primarily on accounts receivable and contract assets related to sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. Based on these factors, management has determined the allowance for credit losses was immaterial. Expected credit losses are written off in the period in which the financial asset is no longer collectible.

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

(i) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable, short term investments and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with entities with a reliable payment history. The Company invests its excess cash in a money market fund and short term held-to maturity investments and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments. Cash is also maintained at foreign financial institutions. Cash in foreign financial institutions as of January 31, 2024 was immaterial.

For both the nine months ended January 31, 2024 and 2023, the Company had two customers whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 36% and 28% of the Company’s total revenues for the respective periods. For the three months ended January 31, 2024 and 2023, the Company had five and five customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 85% and 63% of the Company’s total revenues for the respective periods.

(j) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the nine months ended January 31, 2024 and 2023 was approximately $0.8 million and $0.9 million, respectively. For the three months ended January 31, 2024 and 2023 share-based compensation expense was approximately $0.1 million and $0.3 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation as they occur.

Additionally, upon vesting of an RSU that was granted to an employee, the employee is given the option to either pay the taxes themselves, or have enough shares of their RSU award withheld by the Company to cover the taxes incurred by the employee. In the event the employee elects to surrenders shares to cover the tax implication, the Company maintains those shares in the Company’s treasury stock account.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of January 31, 2024 or 2023. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the nine-month period ended January 31, 2024 the Company recognized approximately $2.6 million in revenue related to performance obligations satisfied at a point in time and approximately $1.4 million in revenue related to performance obligations satisfied over time. During the three-month period ended January 31, 2024 the Company recognized approximately $1.4 million in revenue related to performance obligation satisfied at a point in time and approximately $0.4 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the nine-month periods ended January 31, 2024 and 2023, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

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

As of January 31, 2024, the Company’s total remaining performance obligations, also referred to as backlog, totaled $3.3 million. The Company expects to recognize approximately 63%, or $2.1 million, of the remaining performance obligations as revenue over the next twelve months.

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

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The below table represents the total revenue recognized under ASC 606 and ASC 842 for the three and nine months ended January 31, 2024 and 2023.

	Nine months ended January 31, 2024			Nine months ended January 31, 2023
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$1,625	$896	$2,521	$691	$190	$881
Buoy	950	—	950	227	—	227
Services	482	—	482	644	—	644
Total	$3,057	$896	$3,953	$1,562	$190	$1,752

Region:
North and South America	$3,057	$896	$3,953	$1,311	$190	$1,501
Asia and Australia	—	—	—	251	—	251
Total	$3,057	$896	$3,953	$1,562	$190	$1,752

	Three months ended January 31, 2024			Three months ended January 31, 2023
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$1,085	$387	$1,472	$271	$175	$446
Buoy	320	—	320	176	—	176
Services	—	—	—	112	—	112
Total	$1,405	$387	$1,792	$559	$175	$734

Region:
North and South America	$1,405	$387	$1,792	$540	$175	$715
Asia and Australia	—	—	—	19	—	19
Total	$1,405	$387	$1,792	$559	$175	$734

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

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and unvested RSUs issued to employees and non-employee directors, totaling 6,094,714 and 8,010,373 as of January 31, 2024 and 2023, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the period. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

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

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There were no indications of potential impairment of intangible assets for the nine months ended January 31, 2024 and 2023. However, in connection with the sale of 3Dent in November of 2023, the Tradename and Customer Relationships were both expensed fully during the nine-month periods ended January 31, 2024 under Loss on disposition of assets on the Consolidated Statements of Operations.

(n) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. There were no indications of potential impairment of goodwill identified for the nine months ended January 31, 2024 and 2023. Where the Company uses a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR. Management performed its annual qualitative assessment in fiscal year 2023 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2023.

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

(p) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. For the nine months ended January 31, 2024 and 2023, there were no amounts recorded to other comprehensive (income) loss due to limited foreign operations.

(q) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. Warranty expense incurred to date has not been material.

(r) Product Development

Costs related to product development activities by the Company are expensed as incurred. The Company had approximately $5.5 million and $6.7 million in product development expense for the nine months ended January 31, 2024 and 2023, respectively. The Company had approximately $1.5 million and $2.0 million in product development expense for the three months ended January 31, 2024 and 2023, respectively.

(s) Recently Issued Accounting Standards

There have been no recently issued accounting standards in the current or prior periods that would significantly affect the Company’s financial statements, that have not been addressed in prior periods.

(3) Accounts Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	January 31, 2024	April 30, 2023	April 30, 2022
	(in thousands)
Accounts receivable	$625	$745	$482
Contract assets	$281	$152	$386
Contract liabilities	$868	$1,378	$129

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The increase in contract assets from year end is primarily a result of consulting services projects for which revenue was recognized in the current period but has not yet been billed. No impairments to contract assets were incurred during the nine months ended January 31, 2024 and 2023.

Significant changes in the contract assets balances during the period were as follows:

	Nine months ended January 31, 2024	Nine months ended January 31, 2023
	(in thousands)
Transferred to receivables from contract assets recognized	$(1,469)	$(1,646)
Revenue recognized and not billed	1,598	1,353
Net change in contract assets	$129	$(293)

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities from year end is primarily due to recognizing revenue on the DOE Phase II contract for which the Company was paid in prior periods.

Significant changes in the contract liabilities balances during the period are as follows:

	Nine months ended January 31, 2024	Nine months ended January 31, 2023
	(in thousands)
Revenue recognized	$(1,312)	$(447)
Payments collected for which revenue has not been recognized	802	1,652
Net change in contract liabilities	$(510)	$1,205

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	January 31, 2024	April 30, 2023
	(in thousands)
Raw Materials	$3,119	$1,044
Work in Process	326	—
Finished Products	$15	$—
	$3,460	$1,044

The Company’s raw materials balance represents the majority of the inventory as the Company orders parts in quantity to fill orders. Work in process and finished products typically represent smaller portions of inventory as the Company does not historically hold finished products with the exception of assets transitioning to the lease fleet. The Company typically ships finished products as they are completed.

(5) Other Current Assets

Other current assets consisted of the following at January 31, 2024 and April 30, 2023:

	January 31, 2024	April 30, 2023
	(in thousands)
Proceeds receivable from sale of New Jersey net operating loss & tax credits	$1,234	$—
Prepaid inventory materials	1,088	58
Prepaid insurance	374	358
Prepaid software & licenses	308	190
Prepaid sales & marketing	138	122
Prepaid project costs	617	46
Prepaid expenses- other	168	220
	$3,927	$994

(6) Property and Equipment, net

The components of property and equipment, net as of January 31, 2024 and April 30, 2023 consisted of the following:

	January 31, 2024	April 30, 2023
	(in thousands)
Equipment	$1,491	$783
Computer equipment & software	711	700
Office furniture & equipment	420	386
Leasehold improvements	683	611
Leased WAM-V’s	640	371
Leased Buoys	111	—
	4,056	2,851
Less: accumulated depreciation	(1,839)	(1,571)
	$2,217	$1,280

Leased WAM-V’s represent fixed assets that are part of underlying operating leases with customers as discussed in the revenue recognition section of ASC 842 policy disclosure. Depreciation expense was approximately $286,000 and $157,000 for the nine-month periods ended January 31, 2024 and 2023, respectively. Depreciation expense was approximately $114,000 and $40,000 for the three-month periods ended January 31, 2024 and 2023, respectively.

(7) Intangible Assets

The components of intangible assets, net as of January 31, 2024 and April 30, 2023 consisted of the following:

	January 31, 2024	April 30, 2023
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
Tradename	—	130
Customer Relationships	—	150
	5,498	5,778
Accumulated amortization	(1,842)	(1,800)
	$3,656	$3,978

Amortization expense was approximately $114,000 and $119,000 for the nine-month periods ended January 31, 2024 and 2023, respectively. Amortization expense was approximately $34,000 and $40,000 for the three-month periods ended January 31, 2024 and 2023, respectively.

Additionally, in connection with the sale of 3Dent in November of 2023, the Tradename and Customer Relationships were both expensed fully during the nine-month periods ended January 31, 2024 under Loss on disposition of assets on the Consolidated Statements of Operations.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to, or any impairment of, goodwill during the nine-month periods ended January 31, 2024 and 2023.

(9) Leases

Lessor Information

As of January 31, 2024 and April 30, 2023, the Company had five and three WAM-V’s leased to customers which have been classified as operating leases per accounting guidance contained within ASC Topic 842, “Leases”, respectively. The remaining term on these operating leases is less than 2 years.

Lessee Information

Right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company uses the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. The Company’s operating leases consist of leases for office facilities and warehouse space. Lease expense for minimum lease payments is recognized on a straight- line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset.

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. The Company filed an 8-K subsequent to the end of the quarter on February 8, 2024 discussing the lease extension for its main headquarters in Monroe NJ to April 30, 2026. The Company’s Board of Directors approved the amendment on January 30, 2024 and it was executed and recorded as an additional right of use asset and liability as of January 31, 2024. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities on the Company’s Consolidated Balance Sheets.

The Company also had a lease for office space located in Houston, Texas. The lease term was for 1 year, and expired in January 2024. ASC 842 allows a company an accounting policy election to recognize lease payments within the Consolidated Statement of Operations on a straight-line basis if the lease term is equal to or less than 12 months and not recognize a right-of use asset and lease liability. The accounting policy election was made on the commencement date of the lease. The Company chose this election for the Houston lease and classified it as a short-term lease. Final payment was made in January of 2024 and this lease has been terminated.

The Company also has a lease for office space located in Richmond, California. This lease commenced in April of 2023 and will continue for 62 months. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities- current and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

Variable lease expenses, if any, are recorded as incurred. The operating lease cash flow payments for the three months ended January 31, 2024 and 2023 were $193,000 and $110,000, respectively. The operating lease cash flow payments for the nine months ended January 31, 2024 and 2023 were $564,000 and $326,000, respectively.

The components of lease expense in the Consolidated Statement of Operations for the three and nine months ended January 31, 2024 and 2023 were as follows:

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease cost	$162	$92	$478	$276
Short-term lease cost	20	8	60	24
Total lease cost	$182	$100	$538	$300

Information related to the Company’s right-of use assets and lease liabilities as of January 31, 2024 was as follows:

January 31, 2024
(in thousands)
Operating lease:
Operating right-of-use assets, net	$2,610

Right-of-use liabilities- current	$625
Right-of-use liabilities- long term	2,065
Total lease liabilities	$2,690

Weighted average remaining lease term- operating leases	3.23 years
Weighted average discount rate- operating leases	8.4%

Total remaining lease payments under the Company’s operating leases are as follows:

January 31, 2024
(in thousands)
Remainder of fiscal year 2024	$174
2025	1,410
2026	1,847
2027	329
2028	333
thereafter	28
Total future minimum lease payments	$4,121
Less imputed interest	(1,431)
Total	$2,690

(10) Accrued Expenses

Accrued expenses consisted of the following at January 31, 2024 and April 30, 2023:

	January 31, 2024	April 30, 2023
	(in thousands)
Project costs	$135	$181
Employee incentive payments	1,137	1,948
Accrued salary and benefits	287	52
Professional fees	917	—
Investor relations	183	—
Other	332	165
	$2,991	$2,346

Accrued Professional fees at January 31, 2024 consist primarily of legal fees associated with the Paragon litigation (see Footnote 14).

(11) Warrants

Equity Classified Warrants

The underwritten public offering from April 2019 included the issuance of common stock warrants to purchase up to 4,927,680 shares of common stock that have an exercise price of $3.85 per share and expire five years from the issuance date. As of January 31, 2024, common warrants to purchase 732,500 shares of the common stock had been exercised.

(12) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. At subsequent shareholder meetings, including in January 2023, the shareholders approved an aggregate increase to the 2015 Plan of 3,050,000 shares resulting in total shares authorized for issuance of 4,382,036 as of January 2023. As of January 31, 2024, the Company had approximately 1,167,000 shares available for future issuance under the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan in accordance with Rule 711(a) of the NYSE American Company Guide. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000. As of January 31, 2024, there were approximately 111,000 shares available for grant under the 2018 Inducement Plan. The 2015 Plan and the 2018 Inducement Plan together comprise the “Stock Incentive Plans”.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the three and nine months ended January 31, 2024 and 2023.

A summary of stock options under the Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2023	1,529,185	$1.75	8.8
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(685,196)	$1.32
Outstanding as of January 31, 2024	843,989	$2.09	7.8
Exercisable as of January 31, 2024	560,200	$2.70	7.4

As of January 31, 2024, the total intrinsic value of outstanding and exercisable options was approximately zero. As of January 31, 2024, approximately 284,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 8.7 years. There was approximately $50,000 and $230,000 of total recognized compensation cost related to stock options during each of the nine months ended January 31, 2024 and 2023, respectively. There was approximately $(49,000) and $62,000 of total recognized compensation cost related to stock options during each of the three months ended January 31, 2024 and 2023, respectively. The current period negative expense is a result of expense recapture due to employee terminations during the quarter. As of January 31, 2024, there was approximately $207,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Stock Units

As of January 31, 2024, there were no performance stock unit outstanding. As of April 30, 2023 there were 66,667 units outstanding which were all canceled during the quarter ended July 31, 2023. There was approximately $43,000 and $132,000 of total recognized compensation cost related to performance stock units during the nine months ended January 31, 2024 and 2023, respectively. There was approximately zero and $31,000 of total recognized compensation cost related to performance stock units during the three months ended January 31, 2024 and 2023, respectively.

Restricted Stock Units

Compensation expense for restricted stock units (“RSUs”) is generally recorded based on the market value on the date of grant and recognized ratably over the associated service and performance period. During the nine months ended January 31, 2024 and 2023, the Company granted 183,000 and 1,609,000 shares, respectively, that were subject to both service-based and market-based vesting requirements.

A summary of unvested RSU’s under the Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2023	1,985,995	$0.89
Granted	183,500	$0.35
Vested and issued	(786,998)	$0.86
Cancelled/forfeited	(326,952)	$1.32
Unvested at January 31, 2024	1,055,545	$0.75

There was approximately $710,000 and $549,000 of total recognized compensation cost related to RSUs for the nine months ended January 31, 2024 and 2023, respectively. There was approximately $179,000 and $185,000 of total recognized compensation cost related to RSUs for the three months ended January 31, 2024 and 2023, respectively. As of January 31, 2024, there was approximately $392,000 of unrecognized compensation cost remaining related to unvested RSUs. The primary driver of unrecognized compensation cost for RSU’s is related to RSU grants in accordance with the Company’s stock holding guidelines for Named Executive Officers (“NEO’s”). This cost is expected to be recognized over a weighted-average period of 1.3 years. Included in Vested and Issued are 47,103 RSU’s which vested for the nine months ended January 31, 2024 and were withheld for tax withholding purposes. These shares are included in treasury shares (see the Consolidated Statement of Shareholders Equity).

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

Disclosure of Fair Values

The Company’s financial instruments that are not re-measured at fair value include cash, cash equivalents, restricted cash, accounts receivable, other assets, contract assets and liabilities, deposits, accounts payable, and accrued expenses. The carrying value is equal to their fair value due to the short term nature of these accounts.

Additionally, there is a Level 3 contingent liability related to earnout payable as part of the MAR acquisition in the amount of $1.1 million as of January 31, 2024. The fair value of this contingent liability has decreased by approximately $0.1 million from the fair value of $1.2 million as of April 30, 2023.

In June 2023, the Company paid $500,000 in cash and issued 1,923,077 in shares worth $1.0 million to satisfy the achievement of the first earnout period.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during each of the three and nine months ended January 31, 2024 and 2023.

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

Litigation with Paragon Technologies, Inc.

On June 16, 2023, Paragon Technologies, Inc., a Delaware corporation that is an activist investor and a stockholder of the Company (“Paragon”), informed the Company that Paragon was planning a proxy contest against the Company and intended to nominate candidates for election to the Company Board of Directors (the “OPT Board”) at the Company’s 2023 Annual Meeting (the “2023 Annual Meeting”). Subsequently, Paragon disclosed its intention to replace a majority of the six-member OPT Board with initially five purported nominees, including three members of the Paragon Board of Directors, and, thereby, seek control of the Company. In furtherance of Paragon’s threatened agenda, Paragon brought two litigation matters against the Company in the Delaware Court of Chancery.

Litigation Brought by Paragon Against OPT to Enforce Paragon’s Section 220 Inspection Demand

On July 27, 2023, Paragon filed a complaint against the Company in the Delaware Court of Chancery to enforce the demand that Paragon had made on July 17, 2023 to inspect OPT’s confidential books and records pursuant to Section 220 of the Delaware General Corporation Law. On October 20, 2023, a Magistrate of the Delaware Court of Chancery issued a report regarding this matter and recommended that the Company produce certain formal board-level materials to Paragon. On October 25, 2023, the Company filed a Notice of Exceptions with the Delaware Court of Chancery to take exceptions to various aspects of the Magistrate’s report, including the documents required to be produced. On January 31, 2024, the Delaware Court of Chancery issued a bench ruling affirming in part, and overruling in part, the Magistrate’s report, which narrowed the categories of books and records that need to be produced. The parties are currently in the process of negotiating the terms of a proposed implementing order to be entered by the Delaware Court of Chancery to implement the Magistrate’s report as modified by the Court’s bench ruling on January 31, 2024.

Litigation Brought by Paragon Against OPT and the OPT Board Seeking Injunctive and Declaratory Relief

On October 9, 2023, Paragon initiated litigation in the Delaware Court of Chancery against the Company and the OPT Board alleging claims for breach of fiduciary duty and seeking declaratory and injunctive relief, including an injunction to (i) prevent the Company from rejecting the purported nominating notice that Paragon submitted to the Company on August 25, 2023 to notify the Company of its intention to nominate a majority slate of nominees at the 2023 Annual Meeting (the “Purported Nominating Notice”), and (ii) require the Company to approve Paragon’s request for an exemption from OPT’s Section 382 Tax Benefits Preservation Plan so that Paragon could purchase up to 19.9% of the Company’s common stock without triggering the dilution that would otherwise apply to the holder of 4.99% or more of the Company’s common stock. On November 30, 2023, the Delaware Court of Chancery denied Paragon’s request for injunctive relief to (i) block the OPT Board from continuing to reject Paragon’s Purported Nominating Notice, and (ii) require the OPT Board to grant Paragon the exemption it had requested from the Company’s Section 382 Tax Benefits Preservation Plan. Further, the Delaware Court of Chancery indicated that factual issues remain that would need to be resolved at a trial. On November 30, 2023, the Delaware Court of Chancery also granted, in part, a motion for sanctions against Paragon relating to the purported spoliation of text messages. As of the date hereof, there has been no further developments with respect to this matter and the Delaware Court of Chancery has not scheduled any further action with respect to this matter, other than directing counsel for the Company and the OPT Board to submit an affidavit detailing the reasonable fees and expenses incurred in filing their motion for sanctions and providing Paragon with an opportunity to respond.

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

(15) Income Taxes

Uncertain Tax Positions

The Company accounts for income taxes in accordance with ASC 740. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has no current or deferred tax due to current and projected losses for the year. The Company has appealed the results of the income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed (see Note 14). At January 31, 2024, the Company had no uncertain tax positions. The Company does not expect any material increase or decrease in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

Tax Preservation Plan

In June 2023, in order to protect the Company’s valuable tax assets related to its net operating losses from being limited or lost under Section 382 of the Internal Revenue Code, the Company adopted a Tax Benefits Preservation Plan (the “Plan”). Pursuant to the Plan, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock of the Company. The dividend was distributed to stockholders of record as of the close of business on July 11, 2023. The Plan substantially diminishes the risk that the Company’s ability to utilize its net operating loss carryovers to reduce potential future federal income tax obligations may become substantially limited. The Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding common stock without approval by potentially subjecting any such person or group to significant dilution. The Plan was approved by shareholders at the Company’s Annual Meeting held on February 28, 2024.

The Company determined the grant date fair value of the Rights using an option-pricing model. The amount was immaterial to the consolidated financial statements and deemed to be de minimis, and accordingly was not recorded to the financial statements.

Income Tax Benefit

The Company has sold New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer program which has resulted in $1.3 million and $0.3 million of income tax benefit related to the three and nine months ended January 31, 2024 and 2023, respectively. The $1.3 million is included as part of other current assets on the balance sheet (Note 5) and was received on March 6, 2024.

(16) Operating Segments and Geographic Information

The Company’s business consists of one reportable segment as the revenues associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and the Company’s chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates worldwide, with its U.S. operations in New Jersey and California and one operating subsidiary in the UK. Revenues and expenses are generally attributed to the operating unit that bills the customers. During each of the three and nine months ended January 31, 2024 and 2023, the Company’s primary business operations were in North America and the Middle East.

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

Overview

Our solutions focus on three major service areas: Data as a Service (“DaaS”), which includes data collected by our Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or our PowerBuoy® product lines; Robotics as a Service (“RaaS”), which provides a lower cost subscription model for our customers to access use of our WAM-V’s®; and Power as a Service (“PaaS”), which includes our PowerBuoy® products.

Our mission is to provide intelligent maritime solutions and services that enable more secure and more productive utilization of our oceans and waterways, provide clean energy power services, and offer sophisticated surface and subsea maritime domain awareness solutions. The Company achieves this through our proprietary, state-of-the-art technologies that are at the core of our clean and renewable energy platforms, autonomous systems, solutions and services.

The Company provides ocean data collection and reporting, marine power, offshore communications, and Maritime Domain Awareness System ( “MDAS”) products, integrated solutions, and consulting services. The Company offers our products and services to a wide range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. The Company is involved in the entire life cycle of product development, from product design through manufacturing, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. The Company also works closely with our third-party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions are based on proprietary technologies that enable autonomous, zero or low carbon emitting, and cost-effective data collection, analysis, transportation and communication. Our solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. We channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments.

In November 2023 we announced that we have substantially completed our research and development phase and are primarily focused on commercial activities. We have built a suite of products (more fully described below) that we believe will be the basis for our current and future commercial success resulting in meaningful progress in orders, pipeline, and backlog. This pivot to commercial activities has enabled reallocation of headcount, resulting in approximately $4.5 million in annual run rate savings, and a material reduction in third-party expenditures. The majority of our employees are now dedicated to customer delivery.

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

In October 2020, the Company launched its DaaS offering in support of the U.S. Navy’s Naval Postgraduate School’s NPS Field Experimentation (formerly Sea, Land, Air, Military Research Initiative). In February 2024, the Company received additional funding from the Naval Postgraduate School for the year-long deployment of a PowerBuoy® in Monterey Bay. The PowerBuoy®, integrating our MDAS along with cutting-edge Satellite communication and AT&T 5G technology, will demonstrate its persistent surveillance and communications capacities in a maritime environment. This deployment marks a significant milestone in maritime technology, showcasing the potential of standalone at-sea infrastructure nodes to support diverse operational needs. We have further expanded our DaaS offering through field demonstration such as ANTX Coastal Trident 2022, as well as the Naval Task Force 59 for the Digital Horizon field exercise and the International Maritime Exercise (IMX) in Bahrain, Sulmara for survey services with our WAM-V® platform, and Phase I funding through National Oceanic and Atmospheric Administration’s (NOAA) Small Business Innovation Research (SBIR) program.

In September 2023, the Company received an award of three separate Indefinite Delivery Indefinite Quantity (IDIQ) Multiple-Award Contracts (MAC) from the National Oceanic and Atmospheric Administration (NOAA). NOAA has selected OPT as one of several Multiple Award IDIQ contract holders to provide Uncrewed Maritime Systems (UMS) Services to NOAA’s Office of Marine and Aviation Operations (OMAO), Uncrewed Systems Operation Center (UxSOC).

Additionally, the Company was awarded a contract to provide scientific hardware delivery, training, and integration services under a subcontract for a U.S. government agency. This project seeks to identify and integrate sensors and systems and share data suitable for the full spectrum of maritime operations. We will provide the required hardware, hardware deployment support, software, software deployment support, integration services, surveillance and telemetry data, and associated training in support of a PB3 PowerBuoy® equipped with our MDA solution. The project will be deployed in support of security efforts to detect illegal, unreported, and unregulated (“IUU”) fishing, dark vessels, and human/drug trafficking in operation 24/7/365. As further discussed under “Commercial Activities,” the Company was awarded a contract in support of foreign law enforcement partners. This collaboration aims to protect vital marine species and combat illegal, unreported, and unregulated (IUU) fishing activities in critical habitats using our state-of-the-art uncrewed technologies and demonstrates unprecedented, networked surveillance capabilities and evidence collection.

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

The Company launched the first commercially ready MDAS on a test buoy off the coast of New Jersey in September 2021. The system includes our proprietary integration of sensors, hardware and software, supported by cloud infrastructure as well as having a web-based user interface that displays camera, radar, AIS and live chart data. We have successfully demonstrated the system multiple times for potential customers, including a showcase in San Diego Bay at the U.S. Navy’s Advanced Naval Technology Exercise.

Autonomous Vehicles (“WAM-V®”)

Our Autonomous Vehicles business incorporates the patented Wave Adaptive Modular Vehicle (WAM-V®) technology, which enables roaming capabilities for unmanned maritime systems in waters around the world. The first WAM-V® was launched in 2007 as a new vehicle class to deliver reliable autonomous surface vehicles to customers that could provide robust, real-time data collection and reporting. Our Autonomous Vehicles business also provides RaaS, allowing customers to lease WAM-V® robotics and access information from our WAM-Vs® while we maintain ownership and maintenance and repair responsibilities. Today, WAM-Vs® operate in ten countries for commercial, military and scientific uses. Our WAM-Vs® exist in three primary sizes of 8, 16, and 22 feet, however, many of the design components are common across the sizes, allowing for integration of different payloads and adaptation of the payload platforms for larger equipment. All sizes can be adapted to suit electric or liquid fuel propulsion methods.

The WAM-V® product line highly complements the Company’s business strategy and can be used inshore, nearshore, and offshore. This business continues to grow and is further expanding into core marine survey and maritime security markets in Europe, Asia, Oceania and the Americas. We continue to find ways to integrate Autonomous Vehicles with the Company’s existing platforms and service offerings and expect to take advantage of new synergistic opportunities as they arise. In addition, we plan to integrate the MDAS platform onto the WAM-V® to expand our MDA offering to provide a roaming MDA solution to our customers.

Recent Technological Advancements

In August 2023 we successfully demonstrated a WAM-V attaching itself remotely to a buoy and establishing a connection that will enable charging. This successful electrical connection that enabled charging represents a significant step forward in the integration of renewable energy sources within the maritime industry and paves the way for a future where electrically propelled autonomous vessels can operate for extended durations, opening doors to potential new applications within the maritime domain. We are continuing to advance the ability to remotely charge our WAM-V® from our PowerBuoy® platforms, enabling persistent, resident and roaming capabilities.

The Company continues to advance its efforts with the WAM-V® in the defense and national security industry. To that end, it has started working with various U.S. Government agencies to provide its assets on a Contractor Owned Contractor Operator, Government Owned Government Operated, and Government Owned Contractor Operated basis. These advances are being supported through the hiring of employees that are U.S. citizens and the Company’s workforce is now around 25% veterans. As part of these efforts, the Company is also working with other Unmanned Surface Vehicle (USV), Unmanned Aerial Vehicle (UAV), and Unmanned Underwater Vehicle (UUV) providers to support autonomous swarming services for the defense industry.

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

Power as a Service

PaaS solutions deliver value to customers by utilizing our managed power platforms. We continue to commercialize our proprietary power platforms that generate electricity primarily by harnessing the renewable energy of ocean waves. In addition to offering our commercial PB3, we are adding solar power options to our next generation PowerBuoy® (the “NextGen PB”) and have the option of adding small wind turbines to supplement power generation. The NextGen PB includes versions with and without a wave energy converter (WEC), with the non-WEC version replacing our previous hybrid PB. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required. Moreover, offshore data and communications networks require power to function, and our solution solves this need without requiring ongoing battery replacement or older technologies such as shore station power cables. Many of the lessons learned from the deployments of both our PB3 and demonstrator systems have been used to develop the next generation of PowerBuoy® systems that are based on modularity for WEC and non-WEC applications. The PB3 will continue to be available and supported in addition to the support provided to the NextGen PB once fully commercialized in Fiscal Year 2024.

PB3 PowerBuoy®

The PB3 uses proprietary technologies that convert the hydrokinetic energy of ocean waves into electricity. The PB3 features a unique onboard power take-off (“PTO”) system which incorporates both energy storage and energy management and control systems. The PB3 generates a nominal nameplate capacity rating of up to three kilowatts (“kW”) of peak power. Power generation is deployment-site dependent, as wave activity impacts power generation. Our Energy Storage System (“ESS”) has a capacity of up to a nominal 150 kW-hours to meet specific application requirements.

The PB3 is designed to generate power for use independent of the power grid in offshore locations. As ocean waves pass the PB3, the rising and falling of the waves are converted into mechanical energy, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is stored within the ESS.

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

Next Generation PowerBuoy®

The NextGen PB is our future platform that integrates the lessons learned from the PB3 and our demonstrator systems. It consists of two versions, one utilizing solar and wind power and one utilizing solar and wind power plus wave energy conversion capability, to provide reliable power in remote offshore locations, regardless of ocean wave conditions. Both versions utilize the same spar shape, thus increasing modularity and decreasing part count and costs. The WEC technology in the NextGen PB is based on our ongoing Mass on Spring Wave Energy Converter (MOSWEC) development which has the advantages of smaller size, lower cost, environmentally sealed design, and increased energy generation capability. The prototype of the solar and wind PowerBuoy® and the prototype of the MOSWEC PowerBuoys has been tested off the coast of New Jersey and the solar and wind system was used during the MDAS demonstration for ANTX during fiscal 2023. We believe this product addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The NextGen PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of other intelligence gathering surface and subsea sensors, subsea power applications, such as a surface communications hub for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles (“AUV”) used for mine counter measures, unexploded ordinance disposal, subsea acoustic monitoring, underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, including subsea acoustics, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium ion batteries which can power subsea and topside payloads. The control system uses sensors and an onboard computer to continuously monitor the subsystems. The NextGen PB is designed to be able to operate over a broad range of temperature and ocean wave conditions. It has a 50kW-hour battery system which can be expanded up to 100 kW-hour energy.

Strategic Consulting Services

In November 2023 OPT divested its non-core strategic consulting team so that it can more fully focus its efforts and resources on the commercialization of its cutting-edge pipeline of products – particularly for the national security and defense markets. Going forward, the focus of our Strategic Consulting Services will be on delivering value to our customers through services which can be integrated in support of our broader PaaS and/or DaaS and RaaS solutions.

Strategy and Marketing

Our strategy includes developing integrated solutions and services, including autonomous and cloud-based delivery systems for ocean intelligence, ocean data and predictive analytics to provide actionable intelligence for our clients. We believe that having demonstrated the capability of our solutions, we can advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable, and persistent power, data collection, and communications, either by supplying electric power to payloads that are integrated directly with our products or located in its vicinity, such as on the surface, the seabed, or in the water column. Our recent projects have been primarily focused on military and government applications.

Our recent market analysis reveals evolving dynamics within the offshore MDA sector, notably influenced by the technological revolution that enhances MDA capabilities through advanced, low-cost unmanned systems. This shift, highlighted by the National Plan to achieve MDA by the Department of Homeland Security (“DHS”) and the Government Accountability Office (“GAO”) in their 2022 ‘Unmanned Maritime Systems’ report on Maritime Security, is further exemplified by the United States Coast Guard’s March 2023 Unmanned System Strategic Plan. This plan outlines a vision to effectively employ, defend against, and regulate unmanned systems in maritime operations, underscoring the strategic importance of collaborative international efforts in maritime security. The United States is actively encouraging Pacific allies to bolster their maritime surveillance capabilities to counteract regional coercive behaviors, reflecting a broader trend towards democratizing technology to enhance global maritime safety, security, and prosperity. This aligns with our company’s positioning, as our products are well-suited to enable the Coast Guard and other maritime bodies to achieve their mission-critical capabilities in surveillance, detection, classification, identification, and prosecution, which are essential for executing statutory missions. Moreover, large defense contractors’ increasing interest in the “ocean data collection” space, through acquisition of small and mid-size unmanned and autonomous surface vehicle companies, signifies a growing market and application opportunities for our unmanned system offerings. Within the United States, our MDAS deployed on our modular PowerBuoys® can also be deployed domestically, enhancing our market size.

Unmanned systems are increasingly in demand by defense and security and commercial companies to reduce costs and improve safety in offshore operations. Also, geopolitical developments such as conflict in the Middle East and Eastern Europe demonstrate the need for countries to protect their borders. In addition, the need to protect exclusive economic zones from illegal fishing activities and protect natural resources on the seabed are accelerating the adoption of solutions or technologies that collect, transmit, and synthesize data to provide actionable intelligence and decision-advantage to clients. Our recent operations in Bahrain and in the Asia Pacific region show the broadening geographic opportunity for our services, especially in the defense and security markets. This includes support for other unmanned assets, such as aerial drones, deployment of underwater vehicles, that can then communicate via PowerBuoy deployed communication links, and as a deployment platform for secure communication networks.

We are focused on serving defense and security organizations, while also targeting offshore wind, science and research, and ports and harbors. Our pipeline continues to grow and comprises primarily of participants in defense and security markets. In addition, we continue to see a growing number of commercial opportunities as we witness growing interest from offshore wind companies for autonomous monitoring, surveillance and survey-related services during various stages of the project development cycle. Further, we are attracting interest targeted toward subsea applications, using proprietary sensor payloads for environmental monitoring and subsea intelligence. We believe that our buoys and WAM-Vs® are uniquely able to deliver these services either as a standalone solution or in combination with other systems. Furthermore, we are becoming a trusted provider of solutions for the hydrography survey market, especially for shallow water operations.

Commercial Activities

As noted above, we are now primarily focused on commercial activities. We have built a suite of products that we believe will be the basis for our current and future commercial success resulting in meaningful progress in orders, pipeline, and backlog. We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. For the nine months ended January 31, 2024 and 2023, the Company had two customers whose revenues accounted for at least 10% of the Company’s consolidated revenues, respectively. These revenues accounted for approximately 36% and 28% of the Company’s total revenue for the respective periods.

In order to achieve success in ongoing commercialization efforts, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power.

Current and Recent Contracts

The following contracts were entered into during fiscal 2024:

●	Funding from the NPS in Monterey, California, for the year-long deployment of a PowerBuoy® in Monterey Bay, California. The PowerBuoy®, integrating our MDAS along with cutting-edge Satellite communication and AT&T 5G technology, will demonstrate its persistent surveillance and communications capacities in a maritime environment. This deployment marks a significant milestone in maritime technology, showcasing the potential of standalone at-sea infrastructure nodes to support the Joint Force’s diverse operational needs. It aims to explore and exploit the value that such autonomous at-sea infrastructure can provide, particularly in enhancing situational awareness and communication capabilities for maritime operations. Furthermore, this deployment signifies the first installation of AT&T cellular technology on one of our commercially proven ocean buoys. This advancement is a testament to the ongoing collaboration between OPT and AT&T, which began with the SLAMR initiative at NPS and has now evolved into a focused effort to enable AT&T’s pioneering 5G At Sea initiative.

●	In December 2023, the Company received a $6.5 million letter contract from a U.S. based prime contractor for multiple maritime domain awareness buoys advancing our commitment to national security and intelligence. This collaboration between the Company and the prime contractor will focus on providing multi domain marine solutions in support of U.S. government agencies. Our PowerBuoys® will play a pivotal role in enhancing surveillance capabilities above and below the waterline, contributing significantly to maritime domain awareness initiatives. The current contract enables us to advance the preparation of its Next Generation PowerBuoy® systems with definitization to be received.

●	A volume order from Sulmara, a prominent player in offshore services, of WAM-V 16 uncrewed surface vehicles, making this the largest single order of WAM-Vs to date. The order, valued at $1.6 million, underscores our commitment to providing innovative and sustainable solutions for the offshore industry. Due to demand, production is already underway to support and will allow for revenue recognition this fiscal year.

●	A contract in support of foreign law enforcement. This collaboration aims to protect vital marine species and combat illegal, unreported, and unregulated fishing activities in critical habitats using our state-of-the-art uncrewed technologies and demonstrates unprecedented, networked surveillance capabilities and evidence collection, allowing authorities to gather critical information and support legal actions while keeping personnel safely out of harm’s way until the precise time and conditions favor interdiction efforts.

●	An award of three separate IDIQ Multiple-Award Contracts from the NOAA. NOAA has selected us as one of several Multiple Award IDIQ contract holders to provide Uncrewed Maritime Systems Services to NOAA’s Office of Marine and Aviation Operations uncrewed systems operation center. These contracts have the potential to result in millions of dollars of revenue for us, and the ordering period is set to span three years, commencing on September 1, 2023, and concluding on August 31, 2026.

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

Our third-party software companies are contributing to the Company’s MDAS by providing integration software, control software, autonomy and systems integration for the buoy sensor payload. In addition, they are assisting the Company with designing and building a customized data platform that supports the Company’s MDAS with sensor data feed management, secure communications management, a cloud-based infrastructure, and web-based user interface. The platform was designed with a flexible architecture that allows the Company to integrate new sensor technologies and third-party analytics capabilities and share MDAS data with customers and partners. During fiscal 2024, the Company has decreased its reliance on third-party software parties through increased support from its internal software team.

We also maintain an active dialogue with several offshore specialists and marine operations partners globally to support our deployment, maintenance, and recovery operations and projects.

Business Strategy

During the first nine months of fiscal 2024, we have continued to advance our marketing programs, products, and solutions. We have substantially completed our research and development efforts, thus positioning the Company to increase its focus on delivering intelligent maritime solutions and services, particularly in the national security and defense markets. We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital, operations, and manufacturing capabilities. In support of our focus on the national security and defense markets, we have developed a defense specific sales team, including veterans from the U.S. Navy, Swedish Navy, and U.S. Intelligence Community.

In addition, on November 20, 2023, we retained Rear Admiral Victorino “Vic” G. Mercado (Retired) as a special advisor to the Company’s Board of Directors. We are leveraging Vic’s experience, expertise, and networks as we build on our momentum in providing intelligent maritime solutions to the U.S. Government and defense and security sectors, and carefully navigate the challenges of securing access to and protecting highly sensitive and confidential information.

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

The Company is pursuing a long-term growth strategy to expand its market value proposition while growing the Company’s revenue base. This strategy includes partnerships with leading companies and organizations in adjacent and complementary markets. We continue to develop our PowerBuoy® and WAM-V® products for use in offshore power, data acquisition, and real-time data communications applications, and in order to achieve this goal, we are pursuing the following business objectives:

●	Provide integrated turn-key solutions, purchases or leases. We believe our DaaS, RaaS and PaaS solutions, together with our platforms, are well suited to enable unmanned, autonomous (non-grid connected) offshore applications, such as intelligence, surveillance, and reconnaissance (ISR), mine counter measure operations, topside and subsea surveillance and communications, surveying, subsea equipment monitoring, early warning systems platform, subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions, and we intend to sell and/or lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. As our MDAS development continues, we expect that this will also include data and cloud services.

●	Expand customer system solution offerings through new complementary products that enable more cost-efficient deployments that make shorter missions more feasible. We are continuously innovating new solutions to deliver enhanced value to our customers, such as enhancing our MDAS and improving our deployment platforms solutions, such as our PowerBuoys® and WAM-Vs®. We have substantially completed development of our next generation PowerBuoy® that incorporates wave, wind, and solar power generation capabilities in a robust yet cost effective system that supports shorter term missions as well as the ability to operate in near shore and low wave environments. This effort was partially funded by the DOE SBIR Phase II award. In addition, we have integrated PowerBuoy® and WAM-V® capabilities, including WAM-V® recharging from a PowerBuoy®, with future plans to integrate MDAS capabilities into our WAM-Vs®, thus extending our reach and providing both fixed and mobile MDAS offerings to our customers.

●	Focus WAM-Vs® on the defense and security, hydrographic survey, and surveillance industries are well positioned to capitalize on the growing demand for unmanned surface vehicles to provide maritime safety, security, and awareness of what is happening in the maritime domain, including surveillance, detection, classification, and identification. The ability of our WAM-Vs® to handle various payloads allows us to target navigation surveys, marine infrastructure surveys, berth clearance surveys, dredging surveys, and mining pit surveys. Near-term future markets for our WAM-Vs® include the use of WAM-Vs® for the launch of aerial drones and underwater survey equipment. WAM-Vs® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The ability to disassemble a WAM-V® reduces the footprint by as much as 75%, and as a result, a 20-foot container can hold four 16-foot WAM-Vs®. In addition, our 8-foot WAM-V® can be checked as baggage on a standard commercial flight. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

●	Focus sales efforts on key global markets in the U.S., Middle East, Latin America, and Asia Pacific. These efforts are already yielding success as evidenced by the February 2024 orders received from a Latin American customer for fully integrated WAM-V Unmanned Surface Vehicles totaling over $1.25 million. While we are marketing our products and services globally, we have focused on several key markets and applications, including U.S. and foreign defense and security applications with our MDAS offering; and the hydrographic survey market with regard to our WAM-Vs®. We believe that each of these areas has demand for our solutions, sizable end market opportunities, and high levels of industrialization and economic development. Our headquarters in Monroe Township, New Jersey and our office in Richmond, California enable us to support the geographic diversity of our customers and strengthen our dialogue with our solution partners located on both the east and west coasts of the United States.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of expanding visibility to our products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. We have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly.

●	Partner with fabrication, deployment and service contractors. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. We believe this domestically distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Expand survey and security market applications. Through our WAM-V® products, we can increase our ability to lease vehicles specifically to support shoreline and offshore survey markets as well as security applications while integrating MDA into these solutions.

Liquidity

During the nine months ended January 31, 2024, the Company incurred a net loss of approximately $20.8 million and used cash in operations of approximately $24.7 million. Cash used in operations includes cash payments of the MAR earnout payable of $0.5 million and payment of the fiscal 2023 bonus for all employees. In addition, the Company has continued to make investments to build inventory, support order backlog and future growth.

The Company has incurred expenses of approximately $3.2 million related to a shareholder activist activity and related litigation with Paragon Technologies, Inc. (see Note 14) and preparation for its 2023 Annual Meeting of Shareholders. These expenses are a direct result of the Paragon litigation and were not incurred in the prior year.

The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, access to capital, performance of its products, its ability to market and commercialize its products and new products that it may develop, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation (including recent litigation noted above), and deployment risks and integration of acquisitions.

For the nine months ended January 31, 2024 and through the date of filing of this Form 10-Q, management has not obtained any material additional capital financing. Management believes the Company’s cash balance of $4.9 million and short term investments balance of $4.4 million at January 31, 2024 may not be sufficient to fund its planned operations through March 2025.

These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for at least a period of one year from the issuance of these consolidated financial statements. The ability to continue as a going concern is dependent upon the Company’s operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

On November 20, 2020, the Company entered into an At-the-Market Offering Agreement (“ATM”) with AGP (the “2020 ATM Facility”). The 2020 ATM Facility was terminated by the Company effective June 2, 2023.

On August 7, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “2023 ATM”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, which was terminated effective December 2, 2023.

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

Backlog

As of January 31, 2024, the Company’s backlog was $3.3 million. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2023. There were no material changes to our critical accounting estimates or accounting policies during the nine months ended January 31, 2024.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of January 31, 2024 or 2023. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the nine-month period ended January 31, 2024, the Company recognized approximately $2.6 million in revenue related to performance obligations satisfied at a point in time and approximately $1.4 million in revenue related to performance obligations satisfied over time. During the three-month period ended January 31, 2024 the Company recognized approximately $1.4 million in revenue related to performance obligation satisfied at a point in time and approximately $0.4 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the nine months ended January 31, 2024 and 2023, the majority of the Company’s contracts were classified as firm fixed-price and the balance were cost-sharing.

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

Recently Issued Accounting Standards

There have been no recently issued accounting standards in the current or prior periods that would significantly affect the Company’s financial statements, that have not been addressed in prior periods.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

For both of the nine months ended January 31, 2024 and 2023, the Company had two customers whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 36% and 28% of the Company’s total revenue for the respective periods.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the nine months ended January 31, 2024 and 2023.

	Three months ended January 31,		Nine months ended January 31,
Customer Location*	2024	2023	2024	2023

North America & South America	100%	97%	100%	86%
Asia & Australia	—%	3%	—%	14%
	100%	100%	100%	100%

* For U.S. Government contracts, the revenue is classified as North American however, location of operations may differ.

Cost of revenues

Our cost of revenues consists primarily of subcontracts, incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation, maintenance, and facility related expenses, and includes the cost of equipment to customize the PowerBuoy® and our other products supplied by third-party suppliers. Cost of revenues also includes PowerBuoy® and other product system delivery and deployment expenses and may include anticipated losses at completion on certain contracts.

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

In addition, should we desire to, a portion of our operations can be conducted through our subsidiary in the United Kingdom, the functional currency of which is the British pound sterling. This subsidiary has foreign exchange exposure that results from changes in the exchange rate between their functional currency and other foreign currencies in which they conduct business. For the nine months ended January 31, 2024 and 2023 there has been little to no activity other than regulatory and tax filings.

The Company completed its process of winding down its Australian subsidiary during fiscal 2024. The Company began the process of winding down its UK subsidiary during the nine months ended January 31, 2024 and expects this to be completed within the next 12 months. The unrealized gains or losses resulting from foreign currency balances translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains and losses are recognized within our Consolidated Statements of Operations.

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

Three months ended January 31, 2024 compared to the three months ended January 31, 2023

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2024 and 2023.

	Three months ended January 31,
	2024	2023

Revenues	$1,792	$734
Cost of revenues	979	598
Gross margin	813	136

Operating expenses	8,551	6,820
(Gain)/loss from change in fair value of consideration	(33)	373
Operating loss	(7,705)	(7,057)

Interest income, net	151	229
Other income, proceeds from insurance claim	—	458
Loss on disposition of assets	(210)	—
Foreign exchange gain	1	2
Loss before income taxes	(7,763)	(6,368)
Income tax benefit	1,254	278
Net loss	$(6,509)	$(6,090)

Revenues

Revenues for the three months ended January 31, 2024 and 2023 were $1.8 million and $0.7 million, respectively. The year-over-year increase primarily reflects higher levels of revenue stemming from the sale and lease of WAM-Vs, equal to approximately $1.0 million and increased buoy revenue of $0.1 million for the three months ended January 31, 2024.

Cost of revenues

Cost of revenues for the three months ended January 31, 2024 and 2023 increased slightly to $1.0 million from $0.6 million, respectively. The year-over-year increase is in proportion to the increase in sales.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the three months ended January 31, 2024 and 2023 was for a $33 thousand decrease and a $373 thousand increase in the liabilities value, respectively. These adjustments are due to changes in actual and forecasted bookings relating to the MAR acquisition.

Operating expenses

Operating expenses for the three months ended January 31, 2024 and 2023 were $8.6 million and $6.8 million, respectively. The increase of approximately $1.8 million was primarily the result of an increase in professional and legal fees of $2.0 million primarily related to costs related to Paragon, an increase in employee related expenses of $0.1 million, and an increase in office related expenses of $0.1 million, partially offset by a decrease in product development costs of $0.5 million. The decrease in the product development expenses resulted from actions taken to complete product development activities and focus the Company on commercial activities.

Interest income

Interest income for the three months ended January 31, 2024 and 2023 was $151 thousand and $229 thousand, respectively, with the slight decrease primarily related to lower investment balances in the current year, partially offset by increased interest rates.

Other income

Other income for the three months ended January 31, 2024 and 2023 was zero and $0.5 million, respectively. The 2023 balance related to proceeds received for an insurance claim.

Loss on disposition of assets

The loss on disposition of assets of $0.2 million relates to the disposal of intangible and fixed assets related to the disposition of 3Dent Technology, LLC in November of 2023.

Nine months ended January 31, 2024 compared to the nine months ended January 31, 2023

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2024 and 2023.

	Nine months ended January 31,
	2024	2023

Revenues	$3,953	$1,752
Cost of revenues	1,989	1,382
Gross margin	1,964	370

Operating expenses	24,648	19,546
(Gain)/loss from change in fair value of consideration	(117)	154
Operating loss	(22,567)	(19,330)

Interest income, net	760	604
Other income, proceeds from insurance claim	—	458
Other income, employee retention credit	—	1,202
Loss on disposition of assets	(210)	—
Foreign exchange gain	2	2
Loss before income taxes	(22,015)	(17,064)
Income tax benefit	1,254	278
Net loss	$(20,761)	$(16,786)

Revenues

Revenues for the nine months ended January 31, 2024 and 2023 were $4.0 million and $1.8 million, respectively. The year-over-year increase primarily reflects higher levels of revenue stemming from the sale and lease of WAM-Vs, equal to approximately $1.6 million and increased buoy revenue of $0.7 million, offset partially by a decrease in consulting services revenue of $0.1 million for the nine months ended January 31, 2024.

Cost of revenues

Cost of revenues for the nine months ended January 31, 2024 and 2023 were $2.0 million and $1.4 million, respectively, reflecting The year-over-year increase is in proportion to the increase in sales.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the nine months ended January 31, 2024 and 2023 were $(0.1) million decrease and $0.2 million increase in the liabilities value, respectively. These adjustments are due to changes in actual and forecasted bookings relating to the MAR acquisition.

Operating expenses

Operating expenses for the nine months ended January 31, 2024 and 2023 were $24.6 million and $19.5 million, respectively. The increase of approximately $5.1 million was the result of an increase in professional and legal fees of $4.0 million primarily related to continued Paragon litigation, an increase in employee related costs of $1.7 million primarily driven by increase in fringe and bonus accrual offset partially by a decrease in stock based compensation, and an increase in office related expenses of $0.7 million, partially offset by a decrease in product development costs of $1.3 million.

Interest income

Interest income for the nine months ended January 31, 2024 and 2023 was $0.8 million and $0.6 million, respectively, with the increase primarily related to the short term investments being purchased at a discount in the current year as a result of increasing interest rates, offset slightly by the decreased balance of short-term investments.

Other income

Other income for the nine months ended January 31, 2024 and 2023 was zero and $1.7 million, respectively. The 2023 balance related to $1.2 million in employee retention credits (ERC) applied for previously filed payroll tax returns with the IRS and $0.5 million related to proceeds received for an insurance claim. Both the ERC and insurance proceeds were received during fiscal 2023.

Loss on disposition of assets

The loss on disposition of assets of $0.2 million relates to the disposal of intangible and fixed assets related to the disposition of 3Dent Technology, LLC in November of 2023.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $20.8 million and $16.8 million for the nine months ended January 31, 2024 and 2023, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the nine months ended January 31, 2024, net cash flows used in operating activities was $24.7 million, an increase of $8.6 million compared to net cash used in operating activities during the nine months ended January 31, 2023 of $16.1 million. This reflects an increase in net loss of $20.8 million, an earn out payment of $0.5 million, decrease in accrued expense of $0.1 million primarily related to accrued bonus payout, and an increase in inventory of $1.4 million.

The Company has incurred one-time expenses of approximately $3.2 million for the nine months ended January 31, 2024, related to litigation with Paragon Technologies, Inc. (see Note 14) and preparation for its 2023 Annual Meeting of Stockholders which took place on February 28, 2024. These expenses are a direct result of the Paragon litigation and were not incurred in the prior year.

In November 2023 we announced that we have substantially completed our research and development phase and are primarily focused on commercial activities. This pivot to commercial activities has enabled reallocation of headcount, going forward, resulting in approximately $4.5 million in annual run rate savings, and a material reduction in third-party expenditures.

Net cash provided by investing activities

Net cash provided by investing activities during the nine months ended January 31, 2024 was $22.5 million, compared to $18.9 million cash provided by investing activities during the nine months ended January 31, 2023. The net cash of $22.5 million provided by investing activities during the nine months ended January 31, 2024 was primarily due to the redemption of short-term investments of $31.6 million, partially offset by the purchase of short term investments of $7.9 million and purchases of property and equipment of $1.2 million

Net cash provided by/(used in) financing activities

Net cash provided by/(used in) financing activities during the nine months ended January 31, 2024 and January 31, 2023 was $16,000 and $14,000, respectively.

Effect of exchange rates on cash and cash equivalents

There was no material effect of exchange rates on cash and cash equivalents during the nine months ended January 31, 2024 and January 31, 2023.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of January 31, 2024, our year to date revenues were $4.0 million, our year to date net losses were $20.8 million, our year to date net cash used in operating activities was $24.7 million.

We expect to devote substantial resources to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	Our ability to develop, market and commercialize our products, and achieve and sustain profitability;
●	our continued development of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;
●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product development, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our estimates regarding future expenses, revenues, and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;
●	the risks related to the actions of Paragon Technologies, Inc. in connection with its ongoing proxy contest against us and the related litigation brought against us, including the amount of related costs incurred by us and the disruption caused to our business activities by these actions;
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable import, export, ITAR, anti-bribery and related statutes and regulations;
●	the current geopolitical world uncertainty, including Russia’s invasion of Ukraine, the Israel/Palestine conflict and recent attacks on merchant ships in the Red Sea;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain commercial profit margins

Our business is capital intensive, and through January 31, 2024, we have been funding our business principally through sales of our securities. As of January 31, 2024, our cash and cash equivalents, short-term restricted cash, and short term investments balance was $9.3 million and we expect to fund our business with this amount and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents, and short term investments, may not be sufficient to fund its planned expenditures through March 2025.

These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for at least a period of one year from the issuance of these consolidated financial statements. The ability to continue as a going concern is dependent upon the Company’s operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with U.S. generally accepted accounting principles.

Remediation Plans

As previously described in Part II – Item 9A – Controls and Procedures of the 2023 10-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Please see below for the remediation actions taken by management.

We trained our employees to reinforce the importance of a strong control environment and communicated expectations to emphasize responsibilities and the technical requirements for controls, and to set the appropriate expectations on internal controls.

We established a business process control remediation plan, which included frequent communications between our Audit Committee and senior management regarding the progression of remediation of our financial reporting and internal control environment

We are establishing IT General Controls and invested in people and technology to address gaps in IT Systems Security controls. In addition, there is now a formal process for SOC Report reviews and templates that are being performed by management.

We engaged third-party consultants to assist with process mapping and internal control design.

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

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the 2023 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information on matters in dispute, see Note 14 to the Consolidated Financial Statements under Part I, Item 1 of this report.

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

We have incurred net losses since we began operations in 1994, including net losses of $20.8 million during the first nine months of fiscal year 2024 and $16.8 million during the same nine month period in fiscal year 2024. As of January 31, 2024, we had an accumulated deficit of $300.9 million.

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

Contracting with the U.S. Government could expose us to potential fines and damages which could have a material adverse effect on our business.

Our government customers include the U.S. government, which means we are subject to various statutes and regulations applicable to doing business with the U.S. government. These types of contracts customarily contain provisions that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors, including provisions that allow the government to unilaterally terminate or modify our federal government contracts, in whole or in part, at the government’s convenience. Under general principles of U.S. government contracting law, if the government terminates a contract for convenience, the terminated company may generally recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

In addition, U.S. government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example: (a) specialized disclosure and accounting requirements unique to U.S. government contracts; (b) financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the US government; (c) public disclosures of certain contract and company information; and (d) mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

If we fail to comply with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts or under the Federal Civil False Claims Act (the “False Claims Act”). The False Claims Act’s “whistleblower” provisions allow private individuals, including present and former employees, to sue on behalf of the U.S. government. The False Claims Act statute provides for treble damages and other penalties, and if our operations are found to be in violation of the False Claims Act, we could face other adverse actions, including suspension or prohibition from doing business with the U.S. government. Any penalties, damages, fines, suspension or damages could adversely affect our ability to operate our business and our financial results.

We are exposed to risks of operating businesses outside the United States.

Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the United States, many of which are beyond our control including:

● political and social attitudes, laws, rules, regulations, and policies within countries that favor local companies over US companies, including government-supported efforts to promote local competitors;

● global trade issues and uncertainties with respect to trade policies, including tariffs, trade sanctions, and international trade disputes, and the ability to obtain required import and export licenses;

● differing legal systems and standards of trade which may not honor our intellectual property rights and which may place us at a competitive disadvantage;

● pressures from foreign customers and foreign governments for us to increase our operations in the foreign country, which may necessitate the sharing of sensitive information and intellectual property rights;

● multiple conflicting and changing governmental laws and regulations, including varying labor laws and tax regulations;

● reliance on various information systems and information technology to conduct our business, making us vulnerable to cyberattacks by third parties or breaches due to employee error, misuse, or other causes, that could result in business disruptions, loss of or damage to our intellectual property and confidential information (and that of our customers and other business partners), reputational harm, transaction errors, processing inefficiencies, or other adverse consequences;

● regional or global economic downturns or recessions, varying foreign government support, unstable political environments, and other changes in foreign economic conditions;

● the impact of public health epidemics, such as the COVID-19 pandemic, on employees, suppliers, customers and the global economy;

● difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriating cash;

● longer sales cycles and difficulties in collecting accounts receivable; and

● different customs and ways of doing business.

To date, our operations have not been materially adversely affected by global conflicts including Russia’s invasion of Ukraine, the current Israel/Palestine conflict, or the recent attacks on merchant ships in the Red Sea. However, further escalation of these or other conflicts could result in, among other negative consequences, a disruption to the global economy and supply chain leading to a shortage of parts, materials and services needed to manufacture and timely deliver our products. Any such shortages could negatively impact our suppliers’ ability to meet our demand requirements and, in turn, our ability to satisfy our customer demand. These challenges, together with other challenges associated with operating an international business, may adversely affect our ability to recognize revenue and our other operating results.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition, and results of operations.

We have been, and expect to continue to be, highly dependent on third parties to supply or manufacture components for our products, including for pre-fabrication elements. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired. For example, some of our manufacturers have experienced staffing shortages due to COVID-19 and its variants as well as other factors, and this has delayed delivery times for our products from time to time. Specifically, we have concerns about the delivery of semiconductors and specialty metals, which are necessary to produce our products, as well as our ability to find vendors for pre-fabrication elements of our products. Other global supply chain issues have caused our vendors to delay orders, or to request increased pricing that we may not always be able to pass on to our customers.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT INDEX

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – January 31, 2024 (unaudited) and April 30, 2021, (ii) Consolidated Statements of Operations (unaudited) – three and nine months ended January 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and nine months ended January 31, 2024 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and nine months ended January 31, 2024 and 2023 (v) Consolidated Statements of Cash Flows (unaudited) –nine months ended January 31, 2024 and 2023, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	##	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.

(Registrant)

Date: March 13, 2024		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: March 13, 2024		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

