Form 10-K
period 2024-04-30
Ocean Power Technologies, Inc.
filed 2024-07-25
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $17.6 million based on the closing sale price of the registrant’s common stock on that date as reported on the NYSE American.

The number of shares outstanding of the registrant’s common stock as of July 22, 2024 was 92,708,981.

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

Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year. References to fiscal 2024 are to the fiscal year ended April 30, 2024.

Unless the context indicates otherwise, the terms “Company,” “Ocean Power Technologies,” “OPT,” “we,” “our” or “us” as used herein refers to Ocean Power Technologies Inc. and its subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Overview

Our solutions focus on three major service areas: Data as a Service (“DaaS”), which includes data collected by our Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or our PowerBuoy® PB product lines; Robotics as a Service (“RaaS”), which provides a lower cost subscription model for our customers to access use of our WAM-V’s®; and Power as a Service (“PaaS”), which includes our PowerBuoy® products.

Our mission is to provide intelligent maritime solutions and services that enable more secure and more productive utilization of our oceans and waterways, provide clean energy power services, and offer sophisticated surface and subsea maritime domain awareness solutions. The Company achieves this through our proprietary, state-of-the-art technologies that are at the core of our clean and renewable energy platforms, autonomous systems, solutions and services. The Company is involved in the entire life cycle of product development, from product design through assembly, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. The Company also works closely with our third-party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions are based on proprietary technologies that enable autonomous, zero or low carbon emitting, and cost-effective data collection, analysis, transportation and communication. Our solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. We channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments. The data collected by OPT’s technologies underscores the Company’s unique position as a system of systems provider. What sets OPT apart is its ability to enhance these data collection capabilities by integrating the WAM-V and PB systems. This integration enables the use of artificial intelligence and Machine Learning not only to improve data accuracy and operational efficiency but also delivery of actionable intelligence.

In November 2023 we announced that we have substantially completed our research and development phase and are primarily focused on commercial activities. We have built a suite of products (more fully described below) that we believe will be the basis for our current and future commercial success resulting in meaningful progress in orders, pipeline, and backlog. This pivot to commercial activities has enabled reallocation of headcount, resulting in approximately $4.5 million in annual run rate savings, and a material reduction in third-party expenditures. The majority of our employees are now dedicated to customer sales, assembly, delivery and operations support.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware.

Our Solutions

Data as a Service

Our DaaS solution is at the forefront of our strategic goal to be a leader in offshore data collection, integration, analytics and real time communication for a variety of important applications. For example, our solutions can track surface vessel movement for maritime border enforcement and illegal fishing interdiction, provide security for offshore wind farms and oil and gas fields, and provide harbor or port security as well as logistics support. We have the ability to support aquaculture and gather information on ocean currents, water quality, wind and other weather metrics, provide photography, and map shorelines or subsurface bathymetry, objects and activity. We also offer 24/7 monitoring solutions that can provide meaningful real time information, and long-term data collection and analytics for sophisticated applications across many industries and scientific applications. Additionally, the stability of our WAM-V® platform makes it an ideal solution to produce high quality sonar data in many sea conditions for subsea surveys. WAM-V’s® can also be outfitted with various equipment for the performance of marine infrastructure surveys, berth clearance surveys, dredging surveys, and mining pit surveys.

In October 2020, the Company launched its DaaS offering in support of the U.S. Navy’s Naval Postgraduate School’s (“NPS”) Field Experimentation (formerly Sea, Land, Air, Military Research Initiative). In February 2024, the Company received additional funding from the Naval Postgraduate School for the year-long deployment of a PowerBuoy® in Monterey Bay. The PowerBuoy®, integrating our MDAS along with cutting-edge Satellite communication and AT&T 5G technology, will demonstrate its persistent surveillance and communications capacities in a maritime environment. This deployment marks a significant milestone in maritime technology, showcasing the potential of standalone at-sea infrastructure nodes to support diverse operational needs. We have further expanded our DaaS offering through field demonstration such as ANTX Coastal Trident 2022, as well as the Naval Task Force 59 for the Digital Horizon field exercise and the International Maritime Exercise (IMX) in Bahrain. Additional DaaS contracts include Sulmara for survey services with our WAM-V® platform and Phase I funding through National Oceanic and Atmospheric Administration’s (NOAA) Small Business Innovation Research (SBIR) program.

In September 2023, the Company received an award of three separate Indefinite Delivery Indefinite Quantity (IDIQ) Multiple-Award Contracts (MAC) from NOAA. NOAA has selected OPT as one of several Multiple Award IDIQ contract holders to provide Uncrewed Maritime Systems (UMS) Services to NOAA’s Office of Marine and Aviation Operations (OMAO), Uncrewed Systems Operation Center (UxSOC). Under these contracts, OPT will bring its expertise to utilize cutting-edge UMS to support NOAA in conducting vital marine resource surveys and research while also playing a pivotal role in enhancing NOAA’s meteorological and oceanographic observations, further advancing our understanding of the natural world. Finally, OPT will collaborate with NOAA to explore and characterize the depths of our oceans, contributing to the discovery and preservation of invaluable marine ecosystems.

Additionally, the Company was awarded a contract to provide scientific hardware delivery, training, and integration services under a subcontract for a U.S. government agency. This project seeks to identify and integrate sensors and systems and share data suitable for the full spectrum of maritime operations. We will provide the required hardware, hardware deployment support, software, software deployment support, integration services, surveillance and telemetry data, and associated training in support of a legacy PB3 PowerBuoy® equipped with our Maritime Domain Awareness (MDA) solution. The project will be deployed in support of security efforts to detect illegal, unreported, and unregulated (“IUU”) fishing, dark vessels, and human/drug trafficking in operation 24/7/365. As further discussed under “Commercial Activities,” the Company was awarded a contract in support of foreign law enforcement partners. This collaboration aims to protect vital marine species and combat illegal, unreported, and unregulated (IUU) fishing activities in critical habitats using our state-of-the-art uncrewed technologies and demonstrates unprecedented, networked surveillance capabilities and evidence collection.

Maritime Domain Awareness Solution

The International Maritime Organization defines Maritime Domain Awareness as the effective understanding of any activity that could impact the security, safety, economy, or environment related to and within our oceans and seas. Since 2002, the U.S. has had an active strategy to secure the maritime domain, primarily through the U.S. Navy. Furthermore, in 2020 the U.S. Coast Guard elevated IUU fishing, one aspect of MDA security, as the leading global maritime threat.

We have designed our solution to provide detailed, localized maritime domain awareness that can be utilized for a wide range of applications across market segments. Our MDAS base hardware consists of a high-definition radar, a stabilized high-definition optical and thermal imaging camera, and a vessel Automatic Identification System (“AIS”) detection module. This hardware can be customized or supplemented by other solutions, depending on the requirements of our customers. These devices can be mounted on our products, such as our legacy PB3 and NextGen PB or WAM-V®, and then, utilizing integrated command and control software, data would be sent to us and to our customers via secure communications channels. Multiple sensors can be used on a single unit based on the comprehensiveness of the needs of our customers.

Our MDAS processes data onboard our platforms (i.e., edge computing) and transmits the results to our cloud-based analytics platform via secure Wi-Fi and cellular and satellite communications. We anticipate integrating our MDAS solution into our WAM-V’s® to add mobile assets for patrols or interdiction and utilizing satellite communication to expand the availability of our data service. Surveillance data can be integrated with third party marine monitoring software or with our own MDA software solution to provide command and control features of a multi-platform surveillance network. As an example, one or more WAM-Vs® can be networked to our self-powered buoy, which acts as a central data and communication hub. These WAM-Vs® can significantly increase the range of our MDAS network solutions. The data can also be integrated with satellite, weather, bathymetric, and other third-party data feeds to form a detailed surface and subsea picture of a monitored area. All vessel video, radar, and track data is securely stored in our cloud, or the customer’s cloud environment and is accessible for as long as required by the customer for further analysis and reference.

The Company launched the first commercially ready MDAS on a test buoy off the coast of New Jersey in September 2021. The system includes our proprietary integration of sensors, hardware and software, supported by cloud infrastructure as well as having a web-based user interface that displays camera, radar, AIS and live chart data. During the first half of calendar 2024 we successfully demonstrated the system multiple times for potential customers, including a showcase in San Diego Bay at the U.S. Navy’s Advanced Naval Technology Exercise, and remote demonstrations using assets deployed off New Jersey for potential customers active in the Mediterranean, South America and Middle East.

Autonomous Vehicles

Our Autonomous Vehicles business incorporates the patented WAM-V® technology, which enables roaming capabilities for unmanned maritime systems in waters around the world. The first WAM-V® was launched in 2007 as a new vehicle class to deliver reliable autonomous surface vehicles to customers that could provide robust, real-time data collection and reporting. Our Autonomous Vehicles business also provides RaaS, allowing customers to lease WAM-V® robotics and access information from our WAM-Vs® while we maintain ownership and maintenance and repair responsibilities. Today, WAM-Vs® operate in ten countries for commercial, military defense and scientific uses. Our WAM-Vs® exist in three primary sizes of 8, 16, and 22 feet. However, many of the design components are common across the sizes, allowing for integration of different payloads and adaptation of the payload platforms for larger equipment. All sizes can be adapted to suit electric or liquid fuel propulsion methods.

The WAM-V® product line highly complements the Company’s business strategy and can be used inshore, nearshore, and offshore. This business continues to grow and is further expanding into core marine survey and maritime security markets in the Middle East, Europe, Asia, Oceania and the Americas. We continue to find ways to integrate Autonomous Vehicles with the Company’s existing platforms and service offerings and expect to take advantage of new synergistic opportunities as they arise. In addition, in connection with our Merrows offering noted below, we are already integrating data streams relating to all aspects of, on, under, adjacent to, or bordering on a sea, ocean, or other navigable waterway onto the WAM-V® to expand our offering to provide a roaming MDA solution to our customers.

Recent Technological Advancements

In August 2023 we successfully demonstrated a WAM-V attaching itself remotely to a buoy and establishing a connection that enabled charging. This successful electrical connection that enabled charging represents a significant step forward in the integration of renewable energy sources within the maritime industry and paves the way for a future where electrically propelled autonomous vessels can operate for extended durations, opening doors to potential new applications within the maritime domain. We are continuing to advance the ability to remotely charge our WAM-V® from our PowerBuoy® platforms, enabling persistent, resident and roaming capabilities.

The Company continues to advance its efforts with the WAM-V® in the defense and national security industry. To that end, it has started working with various U.S. Government agencies to provide its assets on a Contractor Owned Contractor Operated, Government Owned Government Operated, and Government Owned Contractor Operated basis. These advances are being supported through the hiring of employees that are U.S. citizens and the Company’s workforce is now approximately 25% veterans. As part of these efforts, the Company is also working with other Unmanned Surface Vehicle (USV), Unmanned Aerial Vehicle (UAV), and Unmanned Underwater Vehicle (UUV) providers to support autonomous swarming services for the defense industry.

In April 2024 the Company announced Merrows, a projected significant step forward to enhance maritime domain awareness and underline the critical importance of ocean security’s role in national security. Merrows is OPT’s groundbreaking consolidated solution offering comprehensive ocean surveillance and involves the deployment of sophisticated Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance systems. These systems are integrated within OPT’s roaming technologies, such as the Wave Adaptive Modular Vessel, and resident technologies, like the PB, to offer an unparalleled level of surveillance and data analysis capability. This initiative, which builds on OPT’s recently completed R&D efforts, demonstrates the company’s commitment to safeguarding the world’s oceans through advanced technology and innovation.

In May 2024 the Company announced it is approaching 15MWh of renewable energy production from its family of PB. The recent launch of its Next Generation PB off the coast of New Jersey has materially accelerated average energy production by combining solar, wind, and wave energy production capabilities. The energy generation numbers are based on deployments in the Atlantic, Pacific, Mediterranean, and North Sea. OPT has demonstrated and delivered use cases as a proven solution for Anti-Submarine Warfare, Intelligence, Surveillance, and Reconnaissance, USV Charging, and Environmental Sensing. These numbers show that non-grid connected marine energy production is not just for the R&D community but is a commercially available solution.

Robotics as a Service

During fiscal 2023 the Company introduced the subscription model for our customers to access our WAM-V’s®. Under this model we lease our WAM-V’s to our customers over a fixed time period or provide a specified number of use days, typically with a guaranteed minimum. This model provides a lower cost entry point for our customers to access our products, provides a try before buying opportunity, and allows our customers increased access during periods of increased need. The Company expects to benefit from the growing RaaS trend, providing greater visibility into predicting revenue and planning supply for demand, while providing our customers with flexibility and a lower cost of entry.

Power as a Service

PaaS solutions deliver value to customers by utilizing our managed power platforms. We continue to commercialize our proprietary power platforms that generate electricity primarily by harnessing the renewable energy of ocean waves. In addition to offering our commercial legacy PB3, we have added solar power options to our next generation PowerBuoy® (the “NextGen PB”) and have the option of adding small wind turbines to supplement power generation. The NextGen PB includes versions with and without a wave energy converter (WEC), with the non-WEC version replacing our previous hybrid PB. Our focus for these solutions is on bringing autonomous clean power to our customers wherever it is required. Moreover, offshore data and communications networks require power to function, and our solution solves this need without requiring ongoing battery replacement or older technologies such as shore station power cables. Many of the lessons learned from the deployments of both our legacy PB3 and demonstrator systems have been used to develop the next generation of PowerBuoy® systems that are based on modularity for WEC and non-WEC applications. The legacy PB3 will continue to be available and supported in addition to the support provided to the NextGen PB, which was fully commercialized during fiscal 2024.

Next Generation PowerBuoy® (NextGen PB)

The NextGen PB is our future platform that integrates the lessons learned from the legacy PB3 and our demonstrator systems. It consists of two versions, one utilizing solar and wind power and one utilizing solar and wind power plus wave energy conversion capability, to provide reliable power in remote offshore locations, regardless of ocean wave conditions. Both versions utilize the same spar shape, thus increasing modularity and decreasing part count and costs. The WEC technology in the NextGen PB is based on our ongoing Mass on Spring Wave Energy Converter (MOSWEC) development which has the advantages of smaller size, lower cost, environmentally sealed design, and increased energy generation capability. The prototype of the solar and wind PowerBuoy® and the prototype of the MOSWEC PowerBuoys® has been tested off the coast of New Jersey and the solar and wind system was used during the MDAS demonstration for ANTX during fiscal 2023.

We believe this product addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The NextGen PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of other intelligence gathering surface and subsea sensors, subsea power applications, such as a surface communications hub for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles used for mine counter measures, unexploded ordinance disposal, subsea acoustic monitoring, underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, including subsea acoustics, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium-ion batteries which can power subsea and topside payloads. The control system uses sensors and an onboard computer to continuously monitor the subsystems. The NextGen PB is designed to be able to operate over a broad range of temperature and ocean wave conditions. It has a 50kW-hour battery system which can be expanded up to 100 kW-hour energy.

Legacy PB3 PowerBuoy®

The legacy PB3 uses proprietary technologies that convert the hydrokinetic energy of ocean waves into electricity. The legacy PB3 generates a nominal nameplate capacity rating of up to three kilowatts (“kW”) of peak power. Our Energy Storage System (“ESS”) has a capacity of up to a nominal 150 kW-hours to meet specific application requirements.

The legacy PB3 is designed to generate power for use independent of the power grid in offshore locations. As ocean waves pass the legacy PB3, the rising and falling of the waves are converted into mechanical energy, which in turn, drives the electric generator. The power electronics system then conditions the electrical output which is stored within the ESS.

The operation of the legacy PB3 is controlled by our customized, proprietary control system. The control system uses sensors and an onboard computer to continuously monitor the legacy PB3 subsystems. We believe that this ability to optimize and manage the electric power output of the legacy PB3 is a significant advantage of our technology.

Strategic Consulting Services

In November 2023 OPT divested its non-core strategic consulting team so that it can more fully focus its efforts and resources on the commercialization of its cutting-edge pipeline of products – particularly for the national security and defense markets. Going forward, the focus of our Strategic Consulting Services will be on delivering value to our customers through services which can be integrated in support of our broader PaaS, DaaS and/or RaaS solutions.

Strategy and marketing

Our strategy includes developing integrated solutions and services, including autonomous and cloud-based delivery systems for ocean intelligence, ocean data and predictive analytics to provide actionable intelligence including our product offering Merrows. We also have a number of resellers and strategic alliances, including partnerships recently entered into in the Middle East and USA to advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable, and persistent power, data collection, and communications, either by supplying electric power to payloads that are integrated directly with our products or located in its vicinity, such as on the surface, the seabed, or in the water column. Our recent projects have been primarily focused on military and government applications.

Our recent market analysis reveals evolving dynamics within the offshore MDA sector, notably influenced by the technological revolution that enhances MDA capabilities through advanced, low-cost unmanned systems. This shift, highlighted by the National Plan to achieve MDA by the Department of Homeland Security (“DHS”) and the Government Accountability Office (“GAO”) in their 2022 ‘Unmanned Maritime Systems’ report on Maritime Security, is further exemplified by the U.S. Coast Guard’s March 2023 Unmanned System Strategic Plan. This plan outlines a vision to effectively employ, defend against, and regulate unmanned systems in maritime operations, underscoring the strategic importance of collaborative international efforts in maritime security. The U.S. is actively encouraging Pacific allies to bolster their maritime surveillance capabilities to counteract regional coercive behaviors, reflecting a broader trend towards democratizing technology to enhance global maritime safety, security, and prosperity. This aligns with our company’s positioning, as our products are well-suited to enable the Coast Guard and other maritime bodies to achieve their mission-critical capabilities in surveillance, detection, classification, identification, and prosecution, which are essential for executing statutory missions. Moreover, large defense contractors’ increasing interest in the “ocean data collection” space, through acquisition of small and mid-size unmanned and autonomous surface vehicle companies, signifies a growing market and application opportunities for our unmanned system offerings. Within the United States, our MDAS deployed on NextGen PB can also be deployed domestically, enhancing our market size.

Unmanned systems are increasingly in demand by defense and security and commercial companies to reduce costs and improve safety in offshore operations. Also, geopolitical developments such as conflict in the Middle East and Eastern Europe demonstrate the need for countries to protect their borders. In addition, the need to protect exclusive economic zones from illegal fishing activities and protect natural resources on the seabed are accelerating the adoption of solutions or technologies that collect, transmit, and synthesize data to provide actionable intelligence and decision-advantage to clients. Our recent operations in Bahrain and in the Asia Pacific region show the broadening geographic opportunity for our services, especially in the defense and security markets. This includes support for other unmanned assets, such as aerial drones, deployment of underwater vehicles, that can then communicate via PowerBuoy® deployed communication links, and as a deployment platform for secure communication networks.

We are focused on serving defense and security organizations, while also targeting offshore wind, science and research, and ports and harbors. Our pipeline continues to grow and comprises primarily participants in defense and security markets. In addition, we continue to see a growing number of commercial opportunities as we witness growing interest from offshore wind companies for autonomous monitoring, surveillance and survey-related services during various stages of the project development cycle, including initial permitting that can reduce risk in permit obtainment and legal challenge. Further, we are attracting interest targeted toward subsea applications, using proprietary sensor payloads for environmental monitoring and subsea intelligence. We believe that our buoys and WAM-Vs® are uniquely able to deliver these services either as a standalone solution or in combination with other systems. Furthermore, we are becoming a trusted provider of solutions for the hydrography survey market, especially for shallow water operations.

Competitive Advantages

We continue to commercialize our current and future products and solutions by targeting customers in our principal markets (defense and security, offshore oil and gas, science and research, and offshore wind, as well as government applications in border protection, fishery protection and marine protected areas) that require resident, semi-resident, or roaming platforms. Our platforms provide stable and reliable power sources in nearshore and remote maritime locations for short and long-term deployments. We believe that our solutions and our existing commercial relationships provide the following competitive advantages in our target markets:

●	Numerous applications within multiple major market segments. We have designed our solutions to have multiple maritime applications that can be used globally by customers. Our WAM-V® autonomous vehicles are designed for nearshore and offshore deployments as fully or semi-autonomous systems and can operate in force multiplier mode. Our vehicles can support customized subsea and surface payloads, including other remotely operated or autonomous systems such as aerial drones and ROVs. Multiple applications exist in the hydrographic survey market, across a range of industries including offshore wind and oceanographic monitoring. Our legacy PB3 was designed for longer-term deployment in moderate to high ocean wave locations. Our NextGen PB is a replacement for the legacy PB3 with added capabilities at a lower cost, as it can also address shorter term deployments as well as meet the needs of customers with projects in low sea state locations. Our subsea battery enables persistent power to be delivered from the seabed to support autonomous, all-electric subsea operations. Together, all these products can be integrated to provide customized power solutions for our customers. Our PowerBuoy® platforms can also act as persistent or short term self-powered solution platforms for payloads, such as our MDA package, which can provide real-time perimeter security, vessel tracking and area surveillance for government defense, fishery protection, and offshore energy applications.

●	Considerable life-cycle cost savings over current solutions for many applications. Our PowerBuoy® platforms are designed to operate over extended intervals between required maintenance activities. We believe that our PowerBuoys® will reduce costs over multi-year operations. These cost savings are mostly due to reduced vessel and personnel servicing activities. For short and long term deployments, our NextGen PB is a cost-efficient means of providing MDA and subsea power solutions. Our subsea battery can provide power to seafloor systems when combined with a PowerBuoy® for power regeneration, thus reducing or, in some cases, eliminating the need for manned vessels to replace or recharge expended subsea batteries during mission life. Our WAM-V® vehicles displace carbon and capital-intensive manned vessels, enabling savings to be realized even during short term deployments. For shorter term deployments and in nearshore waters, the WAM-V® might replace the need for a manned vessel entirely. For long term deployments and in offshore waters, the WAM-V® enables material reductions in costs and carbon emissions from traditional large survey vessels.

●	Real-time data communications. Our systems can be equipped with a variety of communications equipment, such as 5G, 4G LTE, satellite, VHF, and Wi-Fi, which enables the transmission of data on a frequent or continuous basis. We believe that more frequent data communication could enable an end-user to more quickly and proactively make data-driven decisions which could result in economic advantages. Real-time data communications are an essential component of our WAM-V® operations and our MDAS payload, allowing persistent autonomous remote monitoring of marine traffic.

●	Modular and scalable designs. Our WAM-Vs® exist in three primary sizes of 8, 16, and 22 feet, and many of the design components are common across the sizes, allowing for integration of different payloads and adaptation of the payload platforms for larger equipment. All sizes can be adapted to suit different propulsion methods. In addition, the portability of the WAM-V allows for quick relocation of the entire system by air, sea or ground. Our PowerBuoy® platforms are designed with a modular energy storage system which allows us to tailor its configuration to specific application requirements, including expansion of energy storage capacity, potentially allowing for a more customized solution and potential cost savings for our customers. We believe that the modular design of our subsea battery enables clients to specify larger energy storage than would be possible with just buoys and have this placed at the seabed and near existing electric subsea equipment.

●	Integrated Designs. All our products are designed to operate with each other in mesh or array setups. Our Merrows suite of solutions enables integration of data streams and supports machine learning and artificial intelligence model development. We are also commercializing our existing MDA payload to operate on WAM-Vs® and believe that future integration of docking and charging stations for WAM-Vs® into our PowerBuoys® will provide additional solutions for our customers. These stations will enable our WAM-Vs to charge up using our renewable power generators thus materially increase autonomous mission duration. The stations will also enable enhanced maritime domain awareness capabilities. We have also designed our systems to work with other assets being provided into larger projects and programs.

●	Flexible electrical, mechanical and communication interfaces for sensors. The WAM-V® and PowerBuoy® platforms can be equipped with payloads, either mounted on or within the platforms, or tethered to the platforms. The PowerBuoys® have mechanical and electrical interfaces which allow for simplified integration of payloads, creating flexibility for the end-user. The stable platforms of the WAM-Vs® allow for a broad range of subsea and surface sensors and assets to be integrated. Flexible interfaces reduce cost through simplified integration and deployment.

●	Reduced carbon emission, environmentally benign system design. Our PowerBuoys® emit no carbon during operation. We further believe that our PowerBuoys® do not present significant risks to marine life, nor do they emit pollutants, and therefore have minimal environmental impact. Our electric WAM-Vs® primary source of energy is from batteries, thus enabling zero emission operations. WAM-Vs® have been demonstrated as suitable for sensitive marine area operations due to their shallow draft and zero emission profile.

●	Ocean and factory-tested technology. We have deployed more than 80 WAM-Vs® to date across the world for commercial customers and government agencies. Our WAM-Vs® are designed to operate in a broad range of oceanic conditions and regions. In the field maintenance is designed into the WAM-Vs®. Our legacy PB3 and Next Generation PowerBuoy® are designed to be durable, with a three-year interval between required maintenance activities. The legacy PB3 has maintained operational performance through hurricanes, tropical storms and North Sea winter storms and has been successfully deployed for several clients. The Company maintains access to ocean testing through the use of three permitted test sites in New Jersey that allow us to perform water testing of new PowerBuoy® products and payloads. The subsea battery has been pressure-tested to its design depth at the Deep Ocean Test Facility in Annapolis, Maryland. We sea trial every WAM-V either in the Bay Area or near our New Jersey locations prior to customer delivery and acceptance. Further, we continue to focus on standardizing manufacturing and production testing procedures and work closely with our supply base to ensure production repeatability.

●	Prior commercial relationships enabled the development of our technology. Our prior and existing relationships with a broad range of government agencies, including, inter alia, the U.S. Navy, U.S. Department of Energy (“DOE”), U.S. DHS, and NOAA, and our prior and existing relationships with commercial entities have allowed us to further develop our solutions for a variety of needs in various industries. We believe these relationships have helped position us within the public and private sectors for future commercial opportunities, which enhance our market visibility and attractiveness to our prospective customers.

●	Access to domestic supply chain. Our strategy is to utilize domestic supply chain sources, which are generally available, to improve operations and collaboration with our supply partners. We believe this strategy reduces some of our exposure to global sourcing and supply chain uncertainties.

Our Target Markets

The Company takes a rigorous approach to market evaluation. Utilizing our deep internal industry knowledge as well as publicly available and purchased data, we evaluate total addressable market sizes. We apply screening criteria to narrow our focus within these markets and identify sub-segments and associated service addressable market sizes. These market evaluations are updated on an ongoing basis. The DOE has identified eight non-grid applications where renewable marine energy could provide consistent, reliable power. The identified marine energy applications are ocean observation, underwater vehicle charging, marine aquaculture, marine algae, seawater mining, seawater desalination, coastal resiliency and disaster recovery, and isolated communities. We have been focused on addressing the energy needs of some of these applications (e.g., ocean observation, underwater vehicle charging), and other offshore applications (e.g., maritime domain awareness, well monitoring and powering subsea equipment control systems).

Defense and Security

Our MDAS provides the ideal understanding of the global maritime domain impacting the defense and security markets by generating actionable intelligence from the sea. This modular, standalone solution can be deployed across multiple platforms and provides remote, autonomous monitoring that enables enforcement of maritime law in dangerous and remote ocean environments to improve safety at sea. Applications include port security, maritime border protection, and IUU fishing protection, among others. Using an integrated suite of monitoring components and data communications and analysis software, our MDAS can enable 24/7, real-time, unmanned offshore monitoring capabilities.

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

In addition, our WAM-V® is an ideal platform servicing multiple applications within the defense and security markets, including high value asset protection, marine domain awareness, security perimeter, mine counter measures and explosive ordinance disposal, anti-submarine warfare, and border security. Multiple WAM-V’s® can also autonomously work together to provide a security perimeter and coordinate to intercept suspicious vessels and provide valuable information before the threat gets near the protected asset. The portability of the WAM-V® provides quick relocation of the entire system by air, sea or ground and the scalability of the WAM-V® technology means that a common platform can be used for multiple missions with varying requirements. Our platforms and systems are designed to be operated in compliance with our customers’ and our internal cybersecurity standards and integrate with our customers’ command and control systems (“C2”). Additionally, we actively manage cybersecurity at the corporate level. by taking ongoing steps to protect data and systems from cyber threats. This continuous cycle of identifying risks, implementing safeguards, monitoring for attacks, and adapting to new threats reduces the risk of a cyberattack and the potential damage it can cause.

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

Offshore Oil and Gas

We believe the offshore oil and gas industry is undergoing a significant transformation as it continues to invest in new technologies that enable carbon reduction, cost savings, and the electrification and digitization of operations. There are over 10,000 offshore oil and gas platforms worldwide, including exploration, production, reservoir management, and sites pending decommissioning based on information from organizations such as the U.S. Bureau of Ocean Energy Management (“BOEM”) and industry organizations and publications. Driven by the growing demand for electrification, we believe that we have opportunities to implement one or more buoys at some of these sites to displace current power solutions, or augment existing technologies. Customer feedback obtained through engineering studies with multiple oil and gas customers has helped identify target applications for our buoys – namely, temporary power and control communications for subsea fields experiencing umbilical degradation and subsea docking stations for future resident ROV/AUV applications for inspection, maintenance, and repair. The market for remote and autonomous charging of subsea assets, such as ROVs and AUVs, is rapidly taking shape. Based on various reports, other applications in the oil and gas market include providing power to unmanned platforms and area surveillance during decommissioning activities. Although estimates vary in these reports, they generally point towards more than 2,000 platforms (and corresponding wells) that need to be decommissioned over the next 10 years across the globe. We see this market materializing primarily in the North Sea and regions such as Brazil and Australia. Furthermore, there is an increasing market demand for providing interim power and control solutions for tiebacks where control and monitoring umbilicals are exhibiting failures. In addition, we believe the survey capability afforded by our WAM-V’s® is perfectly suited to serve a broad range of survey needs of the oil and gas industry often required for permit obtainment. WAM-V® stability produces excellent sonar data quality in higher sea conditions than comparably sized vessels and can be used as a force multiplier to existing manned assets or as the sole deployment tool. WAM-V’s® can be outfitted with various sonar solutions depending on requirements and identify any underwater obstacles or hazards.

Marine Charting

Since 2019, WAM-Vs® have been used in support of nautical charting efforts for NOAA-backed projects in the Great Lakes and Western Alaska. WAM-V’s® are teamed up with manned assets to provide enhanced capability, improving the project’s production efficiency and lowering the carbon footprint, when compared to a manned asset.

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

Offshore Wind and Other Markets

Opportunities also exist in other markets such as supporting offshore wind farm development and aquaculture. According to the U.S. Department of Energy’s 2023 Offshore Wind Market Report, the U.S. offshore wind energy pipeline has reached 52,687 megawatts (MW) as of May 2023, including projects at various stages from installed to those in permitting. Investment in the offshore wind sector is accelerating. In 2022, approximately $2.7 billion was invested in infrastructure to support offshore wind projects, indicating a robust financial commitment to sustainable energy solutions.

The offshore wind fleet is forecast to grow 15-fold by 2040 and move further offshore with Europe alone connecting over 500 turbines in 2019. While these turbines develop significant power, there are opportunities pre-installation of the turbines to autonomously collect ocean data during the early stages and monitor marine habitats during construction. There are also opportunities to support ongoing survey work once wind farms are operational to mitigate carbon emissions and to provide communication stations for aerial drones performing maintenance inspection tasks. Furthermore, the U.S. recently approved the permits for the first major utility scale offshore wind farm. Providing wave power solutions to utility scale renewable developments offers an attractive proposition to support renewable power and autonomous operations. Our solutions can support aquaculture development with systems such as species escape tracking, effluent monitoring, and other water quality considerations.

Our WAM-V’s® are currently used to perform sonar surveys that support the marine infrastructure required for offshore wind development and installation. They can also assist during the planning and environmental permitting phase including metocean and environmental data and mammal tracking. We can also protect operations through MDA to monitor operations and vessel traffic and motion data analysis for predictive maintenance and safety.

We also provide offshore engineering, consulting, and design services for offshore wind, drilling contractors, defense contractors, construction yards, engineering firms, and oil and gas, wave energy, and marine construction and service companies including design review, forensic investigation, and expert witness services.

Business Strategy

During the fiscal year ended April 30, 2024, we have continued to advance our marketing programs, products, and solutions (including Merrows noted above). We have substantially completed our research and development efforts, thus positioning the Company to increase its focus on delivering intelligent maritime solutions and services, particularly in the national security and defense markets. We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital, operations, and manufacturing capabilities. In support of our focus on the national security and defense markets, we have developed a defense specific sales team, including veterans from the U.S. Navy and Swedish Navy.

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

Historically, demonstration projects have been a requisite step towards broad solution deployment and revenue associated with specific applications such as our New Jersey MDAS test array as part of our DaaS solution and to highlight these capabilities. Customers may want their own dedicated demonstration depending on customer needs. During a typical demonstration project’s specification, negotiation and evaluation period, we are often subject to the prospective customer’s vendor qualification process, which entails substantial due diligence of the Company and its capabilities. Such demonstrations are often a required step prior to leasing and may include negotiation of standard terms and conditions. Many proposals contain provisions which would provide the option to purchase or lease our PowerBuoy® or WAM-V® product upon successful conclusion of the demonstration project. The Company maintains a fleet of WAM-Vs® dedicated to demonstrations and has successfully demonstrated the capabilities of many of its solutions on its own or in customer-sponsored evaluation projects and remains focused on further demonstrations to build customer awareness and confidence and to drive revenue.

The Company is pursuing a long-term growth strategy to expand its market value proposition while growing the Company’s revenue base. This strategy includes partnerships with leading companies and organizations in adjacent and complementary markets. We continue to refine NextGen PB and WAM-V® products for use in offshore power, data acquisition, and real-time data communications applications, and to achieve this goal, we are pursuing the following business objectives:

●	Provide integrated turn-key solutions, purchases or leases. We believe our DaaS, RaaS and PaaS solutions, together with our platforms, are well suited to enable unmanned, autonomous (non-grid connected) offshore applications, such as intelligence, surveillance, and reconnaissance (ISR), mine counter measure operations, topside and subsea surveillance and communications, surveying, subsea equipment monitoring, early warning systems platform, subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions, and we intend to sell and/or lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. As our MDAS development continues, we expect that this will also include data and cloud services, as well as Counter Unmanned Underwater Vehicle (“CUUV”) WAM-V ® capability. CUUV represents emerging technologies designed to detect, track, and neutralize unmanned underwater vehicles and is an important area of growth in ensuring maritime security. Recent demonstrations successfully showcased the ability to detect multiple underwater threats, including, singular and swarming micro–Autonomous Underwater Vehicles (“AUV”).

●	Expand customer system solution offerings through new complementary products that enable more cost-efficient deployments that make shorter missions more feasible. We are continuously innovating new solutions to deliver enhanced value to our customers, such as enhancing our MDAS and improving our deployment platforms solutions, such as our PowerBuoys® and WAM-Vs®. We have substantially completed development of our next generation PowerBuoy® that incorporates wave, wind, and solar power generation capabilities in a robust yet cost effective system that supports shorter term missions as well as the ability to operate in near shore and low wave environments. This effort was partially funded by the DOE SBIR Phase II award. In addition, we have integrated PowerBuoy® and WAM-V® capabilities, including WAM-V® recharging from a PowerBuoy®, with future plans to integrate MDAS capabilities into our WAM-Vs®, thus extending our reach and providing both fixed and mobile MDAS offerings to our customers.

●	Focus WAM-Vs® on the defense and security, hydrographic survey, and surveillance industries. We are well positioned to capitalize on the growing demand for unmanned surface vehicles to provide maritime safety, security, and awareness of what is happening in the maritime domain, including surveillance, detection, classification, and identification. The ability of our WAM-Vs® to handle various payloads allows us to target navigation surveys, marine infrastructure surveys, berth clearance surveys, dredging surveys, and mining pit surveys. Near-term future markets for our WAM-Vs® include the use of WAM-Vs® for the launch of aerial drones and underwater survey equipment. WAM-Vs® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The ability to disassemble a WAM-V® reduces the footprint by as much as 75%, and as a result, a 20-foot container can hold four 16-foot WAM-Vs®. In addition, our 8-foot WAM-V® can be checked as baggage on a standard commercial flight. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

●	Focus sales efforts on key global markets in the U.S., Middle East, Latin America, and Sub Saharan Africa. These efforts are already yielding success as evidenced by the February 2024 orders received from a Latin American customer for fully integrated WAM-V Unmanned Surface Vehicles totaling over $1.25 million. While we are marketing our products and services globally, we have focused on several key markets and applications, including U.S. and foreign defense and security applications with our MDAS offering; and the hydrographic survey market with regard to our WAM-Vs®. We believe that each of these areas has demand for our solutions, sizable end market opportunities, and high levels of industrialization and economic development. Our headquarters in Monroe Township, New Jersey and our office in Richmond, California enable us to support the geographic diversity of our customers and strengthen our dialogue with our solution partners located on both the east and west coasts of the U.S.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of expanding visibility to our products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. We have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly.

●	Partner with fabrication, deployment and service contractors. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. We believe this domestically distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Expand survey and security market applications. Through our WAM-V® products, we can increase our ability to lease vehicles specifically to support shoreline and offshore survey markets as well as security applications while integrating MDA into these solutions.

Marketing and Sales

We continue to enhance our marketing capabilities across our target markets, and we are actively marketing our products and solutions. During fiscal 2024 we significantly streamlined our marketing and sales team to focus on the defense and security markets, both in the U.S. and internationally, as well as expanded into global regions we believe offer the most opportunity for growth, such as Latin America. We believe the addition of this deep industry knowledge positions us well for success in these markets in fiscal 2025 and beyond. Because some of our solutions use technology that is not yet fully adopted by customers within our target markets in every case, we expect that the customer decision process will continue to include substantial time educating end-users and stakeholders, which may result in the continuation of a lengthy sales cycle.

One of the primary ways we showcase our Company’s products, services and expertise is through demonstrations, conferences, and selective use of trade shows. We utilize our database to select conferences and trade shows where we will have the most effective visibility to our potential clients. During fiscal 2025, we have plans to continue to attend and present at various demonstrations, conferences, and trade shows in the U.S., Europe, and the Middle East.

Additionally, we seek to enter strategic relationships to develop application solutions with commercial and military sensor and equipment manufacturers.

Competition

We expect to compete with other providers in the DaaS, RaaS, and PaaS industries. Our DaaS solution competes with other data acquisition companies in a variety of industries, from sensor and measurement equipment providers to other providers of autonomous vehicles.

Our PaaS solution competes with other offshore autonomous power sources, primarily consisting of subsea batteries, solar and fossil-fuel power sources, where many of the providers are substantially larger than us and may have access to greater financial resources. Incumbent sources of offshore power may also represent established and reliable power sources and may have already gained customer acceptance. Our ability to compete successfully for business from applications seeking offshore power will depend on (a) our ability to produce and store energy reliably and at a total cost that is competitive with or lower than that of other sources, and (b) the demonstrated reliability of our products and positive customer perception of our company. We also may have the opportunity to cooperate with other solution providers, such as other suppliers of subsea batteries where our PowerBuoys® could provide recharging capabilities or other providers of autonomous surface or underwater vehicles where our PowerBuoys® could provide charging and enhanced communications capabilities.

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

Competition for the WAM-V® product line and RaaS solution includes companies which market solutions as ASVs and USVs. There are several established competitors in this space, with the pace of new entrants increasing in-line with the expanding market opportunities. Through our ongoing product development and building upon our years of commercial deployment data, we believe that we continue to maintain a first mover advantage in the smaller scale autonomous offshore power market.

We continuously monitor non-traditional competitive threats, such as multi-domain drones and artificial intelligence tools utilizing satellite data. We have had discussions with companies in these markets to evaluate synergistic solution development where we believe there may be a demand for cooperative solutions.

Commercial Activities

As noted above, we are now primarily focused on commercial activities. We have built a suite of products that we believe will be the basis for our current and future commercial success resulting in meaningful progress in orders, pipeline, and backlog. We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. For the fiscal years ended April 30, 2024 and 2023, the Company had four and two customers whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These revenues accounted for approximately 52% and 32% of the Company’s total revenue for the respective periods.

In order to achieve success in ongoing commercialization efforts, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power.

Current and Recent Contracts

The following contracts were entered into during fiscal 2024:

●	The Company secured funding from the Naval Postgraduate School (NPS) in Monterey, California, for the year-long deployment of a PowerBuoy® in Monterey Bay, California. The PowerBuoy®, integrating MDAS along with cutting-edge Satellite communication and AT&T 5G technology, will demonstrate its persistent surveillance and communications capacities in a maritime environment. This deployment marks a significant milestone in maritime technology, showcasing the potential of standalone at-sea infrastructure nodes to support the Joint Force’s diverse operational needs. It aims to explore and exploit the value that such autonomous at-sea infrastructure can provide, particularly in enhancing situational awareness and communication capabilities for maritime operations. Furthermore, this deployment signifies the first installation of AT&T cellular technology on one of our commercially proven ocean buoys. This advancement is a testament to the ongoing collaboration between OPT and AT&T, which began with the SLAMR initiative at NPS and has now evolved into a focused effort to enable AT&T’s pioneering 5G At Sea initiative.

●	The Company received a volume order from Sulmara, a prominent player in offshore services, of WAM-V 16 uncrewed surface vehicles, making this the largest single order of WAM-Vs to date. The order, valued at $1.6 million, underscores our commitment to providing innovative and sustainable solutions for the offshore industry. Due to demand, production is already underway and will allow for revenue recognition in fiscal year 2025.

●	The Company received a contract in support of foreign law enforcement. This collaboration aims to protect vital marine species and combat illegal, unreported, and unregulated fishing activities in critical habitats using our state-of-the-art uncrewed technologies and demonstrates unprecedented, networked surveillance capabilities and evidence collection, allowing authorities to gather critical information and support legal actions while keeping personnel safely out of harm’s way until the precise time and conditions favor interdiction efforts.

●	The Company received an award of three separate IDIQ Multiple-Award Contracts from NOAA. NOAA has selected us as one of several Multiple Award IDIQ contract holders to provide Uncrewed Maritime Systems Services to NOAA’s Office of Marine and Aviation Operations uncrewed systems operation center. These contracts have the potential to result in millions of dollars of revenue for us, and the ordering period is set to span three years, commencing on September 1, 2023, and concluding on August 31, 2026.

●	The Company received the largest quantity order in the Company’s history, marking a significant commercial milestone. A valued customer engaged in the offshore energy service industry in Latin America placed purchase orders for multiple WAM-V USV’s, representing a substantial investment totaling over $1.6 million and highlighting OPT’s continued expansion in the region. The WAM-V’s will be deployed in hydrographic applications and by utilizing their adaptability and reliability will provide unrivaled versatile multi-application solutions. This landmark order not only underscores the growing demand for OPT’s innovative solutions but also solidifies the Company’s position as a leader in the marine robotics industry.

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

Our third-party software companies are contributing to the Company’s MDAS by providing integration software, control software, autonomy and systems integration for the buoy sensor payload. In addition, they are assisting the Company with designing and building a customized data platform that supports the Company’s MDAS with sensor data feed management, secure communications management, a cloud-based infrastructure, and web-based user interface. The platform was designed with a flexible architecture that allows the Company to integrate new sensor technologies and third-party analytics capabilities and share MDAS data with customers and partners. We also keep in contact with several offshore specialists and marine operations partners globally to support our deployment, maintenance, and recovery operations and projects.

Backlog

As of April 30, 2024, the Company’s backlog was $4.9 million. As of April 30, 2023, the backlog was $4.0 million. Our backlog only includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

The amount of contract backlog is not necessarily indicative of future revenue because modifications to or terminations of present contracts and production delays can provide additional revenue or reduce anticipated revenue. A substantial portion of our revenue is recognized using the input method which measures completion over time of customer contracts, and changes in estimates from time to time may have a significant effect on revenue and backlog. Our backlog is also typically subject to large variations from time to time due to the timing of new awards.

Product and Solution Development

MDAS

Expanding on our experience with our own initial prototype Marine Surveillance Solutions (“MSS”) system, we intend to continuously look for ways to further enhance and develop the next generation MDAS, which will combine radar, marine AIS and camera data with a custom developed command and control system to provide actionable information for our end users. We believe the sensor suite will be a combination of marine environment tested off-the-shelf components selected to optimize performance and cost.

This system could be utilized as a standalone node or in an array, which will provide near real-time information about the marine activity within a customer’s area of interest.

Legacy PB3 PowerBuoy®

We now consider the legacy PB3 to be a mature system and all development activities ceased during fiscal 2024.

During fiscal 2024, we completed the commercial development of our NextGen PB, which incorporates lessons learned and customer feedback from various deployments of the legacy PB3, prototype buoys, and test buoys to optimize power generation through hybridization of renewable energy sources and lower installed cost of the system. As the NextGen PB is now fully commercialized, we have begun to de-emphasize next generation system fundamental research and development, instead focusing our efforts on ongoing product development, including continuous improvement and life cycle management. Integration of WEC capabilities into the NextGen PB and corresponding enhanced power generation capabilities is currently in the final development stages and expected to be completed in the fall of 2024.

WAM-V®

We will continue to develop the capabilities of the WAM-V® 8, WAM-V® 16, and WAM-V® 22 variants for the marine survey and defense & security markets. Control systems’ development will continue to provide additional features based on feedback from existing customers as well as the experience gained from our RaaS offering. Additionally, we will continue to develop and enhance our obstacle detection and obstacle avoidance capabilities, further advancing our progress towards the full Convention on the International Regulations for Preventing Collisions at Sea (COLREGS) compliance (an international agreement that sets out the rules of the road for ships and other vessels at sea). We also see a growing market for launch and recovery systems and are working to integrate such systems into our WAM-Vs®.

Adjacent Capability Development

We continue to work with our partners to develop and deploy integration of adjacent technologies, such as aerial drones and underwater vehicles, into our products and solutions.

Intellectual Property

We believe that our experience differentiates us from other providers of DaaS, RaaS, PaaS, and WEC technologies. As a result, our success depends in part on our ability to obtain and maintain protection of our proprietary products, technology and know-how, to operate without infringing upon the rights of others, and to prevent others from infringing upon our rights. Our policy is to protect our position by, among other methods, filing U.S. and foreign patent applications related to our patented technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, and continuous technological innovation and may rely on licensing opportunities to develop and maintain our competitive position.

As of April 30, 2024, we have been issued 70 U.S. patents, of which 38 are active, 20 have expired and 12 were abandoned. Outside of the U.S., we have been issued 280 patents across 25 countries with 26 of the active U.S. patents having at least one corresponding issued foreign patent. Our patent portfolio includes patents and patent applications with claims directed to

●	System design, including buoy, battery chargers, generators, power take off, printed circuit boards, and WEC;
●	WEC control systems;
●	Wave power and thermal motor power conversion;
●	Buoy anchoring and mooring design and power cable connection;
●	Wave WEC farm architecture;
●	Systems and methods for vehicle charging;
●	WAM-V® technology; and
●	Buoy based cellular networks.

The expiration dates for our issued U.S. patents range from fiscal year ending 2024 to 2041. We do not consider any single patent or patent application that we hold to be material to our business, although our ability to maintain and solidify our proprietary position for our technology will depend on our success in continuing to obtain effective patent claims and enforcing those claims once granted relative to the whole of our patent portfolio. In addition, certain technologies that we developed with U.S. federal government funding are subject to certain government rights as described in “Risk Factors - Risks Related to Intellectual Property.”

We use trademarks on nearly all our products and believe that having distinctive marks is an important factor in marketing our products. We have registered our PowerBuoy®, PB-Vue ®, PowerTower ®, Making Waves in Power ®, Talk on Water ®, and WAM-V® trademarks in the U.S. Trademark ownership is generally of indefinite duration when marks are properly maintained in commercial use.

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

Our corporate headquarters and most of our manufacturing operations are located in Monroe Township, New Jersey. This facility offers approximately 56,000 square feet of manufacturing and office space and allows for expansion of our manufacturing capabilities and a move toward higher volume production of our solutions. We believe our current manufacturing facilities are suitable, adequate and provide productive capacity for the Company. In April 2023, we entered into a lease for a new facility in Richmond, CA, providing improved resources as well as surge manufacturing and on water testing capability.

Human Capital

The Company believes that its future success is dependent in part on its continued ability to attract, hire and retain qualified personnel. Therefore, investing in, developing and maintaining human capital is critical to our success. None of the Company’s employees are covered by collective bargaining agreements. The Company is an equal opportunity employer, and as such, provides equal employment opportunities to all employees and applicants for employment without regard to race, color, creed, ancestry, national origin, citizenship, sex or gender (including pregnancy, childbirth, and pregnancy-related conditions), gender identity or expression (including transgender status), sexual orientation, marital status, religion, age, disability, genetic information, service in the military, or any other characteristic protected by applicable federal, state, or local laws and ordinances. On April 30, 2024, the Company had 43 full-time employees as compared to 72 at the end of fiscal 2023. The year over year decrease was partially the result of a decrease in headcount needed as a result of the completion of Research and Development activities as well as cost cutting measures on our previously disclosed path to profitability. The Company is committed to providing its employees with a healthy and safe work environment, which include policies to guide our efforts. We take a proactive approach to the identification and control of environment, health and safety hazards and risks. We work to continuously improve our Quality, Health, Safety, and Environment (“QHSE”) performance through methodologies that aim to prevent workplace injuries and illness, emphasize quality production, and provide ongoing safety education to employees. On June 2, 2021, the Company achieved ISO 45001 certification from Bureau Veritas (BV) for a 3-year term for its New Jersey location. On May 31, 2024 the Company again achieved ISO 45001 certification from BV for another 3-year term for its New Jersey location. During fiscal 2025, we plan to expand this certification to include our new Richmond, CA facility. ISO 45001 is an international occupation health and safety certification. We also recently passed our annual external audit from BV related to this certification. The safety management system provides procedures to enhance our safety profile and reduce incidents, so that all our employees go home safely every day. During fiscal 2023 the Company began work to become ISO 9001 certified for all our locations and expects to obtain this certification during fiscal 2025. Our focus during fiscal 2025 will be on implementing stop work authority, identification of hazards and risks whether at sea or in the shop, identification of lagging and leading indicators, and performance of quality investigations. Our long-term goal is to become a generative QHSE culture.

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

In line with this commitment, the Company’s products and solutions support Sustainable Development Goal 14 (Goal 14 or SDG 14) which aims to protect and ensure “life below water” and is one of the 17 Sustainable Development Goals established by the United Nations in 2015. OPT’s products and services align with this goal by offering a means to mitigate IUU fishing, collecting ocean data to support climate science, and removing carbon emitting energy sources from our oceans.

The Company believes that consideration of ESG matters is important to how it, and its solutions and services affect the environments, communities and societies in which it operates around the world. By adhering to international, national, and local customs, we believe we meet our governance obligations from the environment to personnel to safety as well as an ability to enable responsible development. The Company views itself as a responsible corporate citizen throughout the execution of its operations, as emphasized by its goal to provide low-carbon power and data solutions for offshore industries, scientific research, and territorial security. It is the Company’s goal that all products have a minimal environmental impact footprint compared to alternative solutions. This includes minimizing the emissions for both our facilities and products, implementing and deploying a database to track our carbon savings, utilizing renewable energy to power offshore data solutions, and providing products and solutions that monitor sensitive ecological areas.

Each deployed legacy PB3 operating in place of fossil fuel-based power in PaaS applications can directly displace four tons of carbon annually, or roughly the amount of carbon produced by two average automobiles. When combined with our MDAS for applications typically serviced by a manned guard vessel powered by diesel fuel, this can indirectly displace more than 300 tons of carbon for every 10 vessel days replaced, or the equivalent of removing more than 125 cars from the road. The WAM-Vs® are used in many applications, as described in previous sections, with one of the most common being hydrographic surveys. WAM-Vs® can either replace a manned vessel for near shore surveys or serve as a force multiplier to expand the range and speed of offshore surveys for a manned survey vessel. Each survey vessel day replaced by a WAM-V® can displace over 14 tons of carbon. Over a full survey season, this could exceed 1300 tons of carbon displacement, the equivalent of more than 500 cars worth of annual emissions.

During fiscal 2023, the Company worked with the NJ Clean Energy Program to conduct an energy audit and benchmarking report to compare our NJ facility’s energy usage to other commercial buildings in similar industries and provide recommendations to improve efficiencies. The Company also performed an audit of the carbon footprint for all Company business travel. Carbon offsets were purchased which exceeded the total carbon footprint of the annual NJ facility energy usage and Company wide business travel. In parallel, the Company has initiated an environmental impact assessment on our products, starting with the legacy PB3, with a focus on the potential of any environmental hazards of materials. Further data has been gathered around the legacy PB3 to determine the risk to marine life associated with our batteries. For recent deployments, we received a permit from the US Army Corps of Engineers and confirmation from the U.S. Department of Commerce National Oceanic and Atmospheric Administration that the PowerBuoy® installation poses no material risk to marine life. Our batteries contain no toxic or rare earth metals and have a minimal risk of fires or explosions. In the unlikely event that water comes into contract with live batteries, wireless remote operation allows for the immediate discharge of energy to mitigate the risk of electrolysis that could create an explosive mixture of hydrogen and oxygen within the buoy. Further research is being performed into hazardous materials and any other risks related to our WAM-V® product line, including risk associated with the batteries we use in this product.

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

We have incurred net losses since we began operations in 1994, including net losses of $27.5 million and $26.3 million in fiscal 2024 and 2023, respectively. As of April 30, 2024, we had an accumulated deficit of $307.6 million. Our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net loss and use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Historically, we have funded our business operations through sales of equity securities. We have raised approximately $0.5 million during fiscal 2024, and had an unrestricted cash balance of $3.2 million as of April 30, 2024. We do not know whether we will be able to secure additional funding if needed in the future or, if secured, whether the terms will be favorable to us or our investors. Our ability to obtain additional funding will be subject to several factors, including market conditions, our operating performance, litigation and investor sentiment. These factors may make additional funding unavailable, or the timing, dollar amount, and terms and conditions of additional funding unattractive.

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

There are doubts about our ability to continue as a going concern.

Our current cash balance may not be sufficient to fund our planned expenditures through twelve months from the filing date of this Form 10-K. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes we are a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Such adjustments could be material. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

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

Our reporting currency is the U.S. dollar, however sometimes we incur costs in the local currency of countries in which our customers and suppliers are located. As a result, we are subject to currency translation risk. A percentage of our revenue has historically been generated outside the U.S. and can be denominated in foreign currencies of our customers. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenue and cost of revenue and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on the results of our operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, financial condition and results of operations.

Risks Related to Growth of Our Business

If sufficient demand for our solutions and services or new products does not develop or takes longer to develop than we anticipate, our revenue generation will be limited, and it is unlikely that we will be able to achieve and, if achieved, then sustain profitability.

Even if wave energy and maritime domain awareness technology achieve broad commercial acceptance, our products, including our MDAS offering, NextGen PB and Legacy PB and WAM-V® autonomous surface vessels may not prove to be commercially viable technologies. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys® but have not yet achieved successful large scale or profitable commercialization of our PowerBuoys®. We have also added the WAM-V® product line, but we have not achieved profitability with this product line. As we seek to manufacture, market, sell and deploy our PowerBuoys® and WAM-Vs® in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of these products, including unanticipated manufacturing, deployment, operating, maintenance and other costs. We may also encounter technical obstacles to deploying, operating and maintaining PowerBuoys®, WAM-Vs®, or other products.

If demand for our solutions and products fails to develop sufficiently, it is unlikely that we will be able to grow our business or generate sufficient revenue.

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

Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals stemming from the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as new executives gain detailed knowledge of our operations. Cultural differences may also impact changes in strategy and style. Without consistent and experienced leadership, customers, employees, suppliers, creditors, shareholders and others may lose confidence in us.

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

Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the U.S., many of which are beyond our control including:

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

● differing legal systems and standards of trade which may not honor our intellectual property rights, and which may place us at a competitive disadvantage;

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

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe may be necessary to achieve profitable operations. We added two acquisition over the last three fiscal years (one of which was subsequently divested in November 2023), and now have operations in New Jersey and California, without significantly increasing our support staff. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support our future growth plans, which we expect to include organic growth as well as additional acquisitions and partnerships. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in an amendment to, or termination of, customer contracts or relationships. To realize our desired growth, we may need to add sales, marketing and engineering offices in our existing and/or additional locations nationally or internationally, which may result in additional organizational complexity and cost.

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

An important element of our business strategy is to enter into service contracts with our customers under which we would be paid fees for services related to the maintenance and operation of our products purchased from us. In addition, we may offer to lease our products, sell power generated by our products or sell data gathered by sensors on our products. Even if customers purchase or lease our products, they may not enter into service contracts with us. We may not be able to negotiate services or other contracts that provide us with any additional profit opportunities. Even if we successfully negotiate and enter into such service contracts, our customers may terminate them prematurely, or they may not be profitable for a variety of reasons, including the presence of unforeseen hurdles or costs. In addition, if we were unable to perform adequately under such service contracts, our efforts to successfully market our products could be impaired. Any one of these outcomes could have an adverse effect on our business, financial condition and results of operations.

Actions of activist shareholders could be disruptive and costly and the possibility that activist shareholders may gain representation on or control of our board of directors could adversely affect our results of operations, financial condition, or share price.

While we strive to maintain constructive communications with our stockholders, we have been, and may in the future be, subject to actions initiated by activist shareholders, including without limitation three different lawsuits filed by Paragon Technologies, Inc. in Delaware. While the Company has successfully defended against these lawsuits, these efforts resulted in significant expense and management distraction. See below for further information regarding the Paragon lawsuits. Any activist campaign against OPT that contests, conflicts with, or seeks to change, our board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist shareholders could disrupt our operations, be costly or time-consuming, or divert the attention of our board of directors and senior management from their regular duties, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties, including as a result of possible changes to the composition of our board, as to our future direction may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers and/or employees and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may affect our relationships with vendors, customers and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition, and results of operation.

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

Our targeted markets are competitive and highly complex. We compete against incumbent solutions already being utilized by our customers and potential customers. If we are unable to compete effectively, we may be unable to increase our revenue and achieve or maintain profitability.

Our principal targeted markets include defense and security, offshore oil and gas, science and research, marine charter, and offshore wind. In our targeted markets, which are highly competitive, we compete against incumbent power and maritime domain awareness solutions already being utilized by our customers and potential customers. If we are unable to demonstrate to our customers and our potential customers that our products and services are competitive and reliable to alternative solutions, or if it takes us longer to do so than we anticipate, we may be unable to expand our business, maintain our competitive position, satisfy our contractual obligations, continue to commercialize our products, or become profitable. In addition, if the cost associated with these development efforts exceeds our projections, our results of operations could be materially and adversely affected.

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

We market and plan to market our services and products in multiple global regions, including parts of North and South America, Europe, Sub-Saharan Africa, Middle East, and Asia, and we are therefore subject to risks associated with having international operations. Revenue from customers who are based outside of the U.S. accounted for 4% of our revenue in fiscal 2024 and 12% of our revenue in fiscal 2023. Risks inherent in international operations include, but are not limited to, the following:

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

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, and possibly customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions, and system and data security breaches, manipulation, destruction, ransom, or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business. Any such failures, disruptions or breaches could also impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive, or confidential information of employees, customers, and others. Our development and use of our MDAS platforms, cloud-based offerings, as well as our evolution toward DaaS, PaaS and RaaS models, require us to host increasing amounts of our own data as well as customer data, and increases the risk that our and our customers’ data and financial and proprietary information could be more susceptible to such failures and data breaches.

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate or meet contractual obligations.

We utilize, develop, install and maintain a number of information technology systems. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our customers and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems, as well as those of our customers, contractors and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information, as well as the confidential and proprietary information of our customers and other business partners. Industry-accepted security measures and technology to secure computer systems, and the information stored by cloud vendors on these systems are subject to threats. For example, as we plan to receive projects from the U.S. Department of Defense (“DoD”), we will have to meet their framework for establishing cyber security standards and best practices, what they call Cybersecurity Maturity Model Certification at various levels as we grow our business with DoD. There can be no assurance that our efforts will prevent these threats, or that we will be able to secure appropriate certifications in this area. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. A party who circumvents our security measures, or those of our customers, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with applicable laws and regulations, including evolving government cyber security requirements for government contractors. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of our stock as of the ownership change by the applicable federal long-term tax-exempt rate. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year. If an ownership change should occur in the future, our ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by us in future periods. There is no assurance that we will be able to fully utilize the NOL and we may be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact our results of operations.

As noted, we believe that these NOL carryforwards are a valuable asset for us. Consequently, we have a Section 382 Tax Benefits Preservation Plan in place, to protect our NOLs during the effective period of the rights plan. Although the Tax Benefits Preservation Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change”. The Tax Benefits Preservation Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Tax Benefits Preservation Plan through the issuance of common stock or common stock equivalents to all shareholders other than the acquiring person. The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our shareholders. Pursuant to the terms of the Tax Benefits Preservation Plan, the Board of Directors has authority to grant an exception to the 4.9% ownership threshold which could potentially limit the utilization of our NOLs.

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

We have a number of critical relationships with strategic partners, specifically our software development partners. Generally, these types of relationships obligate a party to provide certain services or perform certain tasks in connection with the relationship with the alliance partner, and we are generally responsible for paying the costs we incur relating to such services or tasks. These relationships generally are not expected to provide us with any revenue or sources of financing. If we are unable to reach agreements with additional suitable alliance partners, we may fail to meet our business objectives for the commercialization of our products. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic relationships or other alternative arrangements. The terms of any additional strategic relationships or other arrangements that we establish may not be favorable to us. Furthermore, even if we can find, negotiate and enter these relationships, such arrangements may be conditional upon our receipt of additional funding. There can be no assurance that we will receive such additional funding. In addition, strategic relationships may not be successful, and we may be unable to sell and market our products to these companies, their affiliates and customers in the future, or growth opportunities may not materialize.

We have limited manufacturing, deployment and internal software development experience. If we are unable to increase our software development and manufacturing capacity in a cost-effective manner, our business may be materially harmed.

We manufacture key components of our products, while outsourcing the manufacturing for other components of our products. We have only manufactured our products in limited quantities for use in development and testing and have limited commercial manufacturing and deployment experience, and our work with our vendors has not included work on multiple orders on time-critical deadlines. Our future success depends on our ability to significantly increase both our manufacturing capacity and production and service throughput in a cost-effective and efficient manner, and to manage multiple vendors with several orders that have specific deadlines. In order to meet our growth objectives, we will need to increase our engineering, contract management, and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel. Therefore, we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

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

In addition, historically we have outsourced the majority of our software development activities. We may be unable to hire appropriate outsourced resources to enable us to meet the software development needs of our products and solutions. If we cannot do so, we may be unable to expand our business and become profitable or do so in time to meet the needs of our customers.

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

We must continually improve existing services and products, design and sell new products and improve reliability in order to compete effectively.

The markets for our services and products are characterized by rapid technological change, evolving industry standards and continuous improvements of products. Due to constant changes in our markets, our future success depends on our ability to develop new technologies, products, processes and product applications. New product development and commercialization efforts, including efforts to enter markets or product categories in which we have limited, or no prior experience, have inherent risks. These risks include the costs involved, such as development and commercialization, product development or launch delays, and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income. We also face the risk that our competitors will introduce innovative new products that compete with our products. If new product development and commercialization efforts are not successful, our financial results could be adversely affected. Our financial condition and results of operations may be materially and adversely affected if:

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

Our success and ability to compete depends in part upon our ability to obtain protection in the U.S. and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the U.S. and corresponding patents and patent applications in several foreign jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. In addition, we do not know how successful we would be should we choose to assert our patents against suspected infringement, and we do not know what the cost to do so would be. Our pending and future patent applications may not be issue as patents or, if issued, may not be issued in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

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

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside of the U.S.

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

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if our internal controls are not effective, our business, reputation and financial results may suffer.

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

Our manufacturing operations, particularly some of the activities undertaken by our third-party suppliers and manufacturers, involve the controlled use of hazardous materials. These include batteries, various lubricants and oils. Accordingly, our third-party contractors and we are subject to foreign, federal, state and local laws governing the protection of the environment and human health and safety, including those relating to the use, handling and disposal of these materials. We cannot eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident or failure to comply with environmental or health and safety laws and regulations, we could be held liable for resulting damages, including damages to natural resources, fines and penalties, and any such liability could adversely affect our business, financial condition and results of operations.

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

In the past, companies that experienced significant volatility in the market price of their publicly traded securities have become subject to class action securities litigation. Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us, and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 16 “Commitments and Contingencies - Litigation” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2024.

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

In addition, we have a significant number of stock options and restricted stock units outstanding. To the extent that outstanding stock options, warrants or restricted stock units have been or may be exercised or other shares issued, current shareholders and future investors who have purchased our common stock will experience further dilution. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we issue new securities or raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our shareholders or result in downward pressure on the price of our common stock.

Historically, our stock price has been volatile, and this is likely to continue; purchasers of our common stock could incur substantial losses as a result.

Historically, the market price of our common stock has fluctuated significantly, and we expect that this will continue. Purchasers of our common stock could incur substantial losses relating to their investment in our stock as a result. Also, the stock market, particularly microcap stocks, experiences volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including the items identified within these Risk Factors and the other information included within this annual report.

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

Currently we do not have significant analyst coverage, however, the trading market for our common stock could be influenced by the research and reports that industry or securities analysts may publish about us, our business, or our industry from time to time. If no analyst covers us, or ultimately one or more of these analysts cease coverage or fail to publish reports on the Company regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. Also, there can be no assurance that the Company will have the liquidity necessary to pay dividends in the future if we want to do so. As a result, prospective investors and shareholders should make or maintain an investment in our common stock solely on the basis that potential future capital appreciation, if any, of our common stock will be the ~~sole~~ only source of gain for our shareholders for the foreseeable future and there can be no assurance that any such future capital appreciation will occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We depend on information technology and systems for various operations and for capturing accounting, technical and regulatory data for reporting, analysis, and archiving. Our primary business systems mostly consist of purchased and licensed software programs that integrate with our internal solutions. As of the filing date of this report, our risk assessment process related to cybersecurity includes conducting vulnerability assessments using a combination of internal and third-party capabilities to perform technical assessments, vulnerability scanning, and incident and event monitoring. With the oversight of our Board of Directors, our management team is responsible for implementing a thorough, risk-based cybersecurity program aimed at safeguarding our data, along with the data of our customers and partners, and based on well-organized cybersecurity frameworks under a central control figure. Risks from cybersecurity threats did not materially impact our business strategy, operations, or financial condition for the twelve months ended April 30, 2024 and 2023 and are not reasonably likely to do so in the future, but no assurances can be made along those lines.

Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the headings “Failure of our information systems or those of third parties or breaches of data security could cause significant harm to our business” and “Cybersecurity breaches of our systems and information technology could adversely impact our ability to operate or meet contractual obligations,” which should be read in conjunction with the information above.

ITEM 2. PROPERTIES

Our headquarters are currently located in Monroe Township, New Jersey, where we occupy approximately 56,000 square feet under a lease expiring on April 30, 2026. We use this facility for administration, research and development, as well as manufacturing, assembly and testing of our products.

Additionally, we have a property located on the University of California Berkeley in Berkeley, California, where we occupy 1,220 square feet under a lease which is currently operating month-to-month. Additionally, we have begun leasing a property located in Richmond, California where we will occupy approximately 11,500 square feet under a lease expiring on June 18, 2028. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3. LEGAL PROCEEDINGS

On June 16, 2023, Paragon Technologies, Inc., a Delaware corporation that is a shareholder of the Company (“Paragon”), informed the Company that Paragon was planning a proxy contest against the Company and intended to nominate candidates for election to the Company Board of Directors (the “OPT Board”) at the Company’s 2023 Annual Meeting (the “2023 Annual Meeting”). Subsequently, Paragon disclosed its intention to replace a majority of the six-member OPT Board with initially five purported nominees, including three members of the Paragon Board of Directors, and, thereby, seek control of the Company. In furtherance of Paragon’s threatened agenda, Paragon brought three litigation matters against the Company in the Delaware Court of Chancery.

(a)	(Del. Code §220 Complaint) On July 27, 2023, Paragon filed a complaint in the Court of Chancery of the State of Delaware against the Company seeking to compel the inspection of certain books and records of the Company pursuant to 8 Del. Code § 220. On January 31, 2024, the Court issued a ruling for the Company to deliver certain books and records to Paragon, and the books and records that were subject to the Court’s final order were produced to Paragon on April 8, 2024. No additional activity has occurred.

(b)	Breach of Fiduciary Duties Complaint) On October 10, 2023, Paragon filed an additional complaint in the Court of Chancery of the State of Delaware against the Company, and the members of its Board of Directors, claiming certain breaches of their fiduciary duties. The complaint sought only injunctive relief against the Company, and not monetary damages, and therefore the financial exposure derived therein was limited to applicable legal fee and costs at that stage, which was material to FY 24. On November 2, 2023, Paragon sought leave to amend its complaint to add additional claims. The Court granted this motion for leave to amend, provided that the Court would not delay the hearing on the matters raised in the initial complaint, which was set for November 28, 2023. This hearing on the initial complaint was held and on November 30, 2023, the Court ruled in favor of the Company and denied Paragon’s motion for injunctive relief. The status of the in the amended complaint is still pending. On February 28, 2024, the Company successfully finalized its 2023 annual meeting of stockholders in spite of Paragon’s repeated attempts to contest the meeting. On July 10, 2024, the Company requested Paragon’s counsel to dismiss this litigation, given there has been no activity for 6 months. We are awaiting a response.

(c)	l (Del. Code §225 Complaint) On April 11, 2024, Paragon filed an action in the Delaware Court of Chancery against the Company, and the members of its Board of Directors, challenging the results of the 2023 Annual Meeting (concluded on February 28, 2024), alleging that a quorum was not present for the meeting. On May 7, 2024, the Company filed its answer, including that the Final Report of the Inspector of Election (which Paragon selected) confirmed that a quorum was present. On June 20, 2024, Paragon filed a Motion to Dismiss the case “without prejudice.” On June 28, 2024, the Company responded to Paragon’s Motion to Dismiss, claiming that the case should be dismissed: (a) “with prejudice”; or (b) “without prejudice,” but in such event Paragon should reimburse OPT’s fees and costs for defending the case.

As clearly evidenced by the above, Paragon has filed three lawsuits against the OPT Board and the Company in an effort to seek control of the Company, without following appropriate governance standards and without offering fair value to the stockholders.

In addition, Sham Gad, the CEO of Paragon has also maintained in public that the nature of Paragon’s proposed investment in the Company was “non-dilutive.” To that point, on April 24, 2024, Paragon made the following “non-dilutive $3MM preferred stock” offer to the Company: “...The preferred would have the option to be convertible to common stock, at $0.05 a share, or 25% of the 30-day average trading price, whichever is higher...”. After the Board correctly rejected the $3MM preferred stock offer, on June 7, 2024, Paragon issued a press release that proclaimed its offer was non-dilutive. In fact, Paragon’s offer was highly dilutive because the offer stipulated that the proposed OPT preferred stock to be issued to Paragon would be convertible to OPT common stock at a 75% discount to the fair market value of the common stock. The Paragon offer thus essentially amounted to a change in control of the Company at 25% of its fair market value.

In order to defend the best interests of the Company’s shareholders against Paragon’s lawsuits and public statements, the Company has spent approximately $3.9 million in fees and costs.

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when our Spanish branch was closed. In connection with the tax audit, the Spanish tax inspector challenged the Company’s recognition of grant funds received in 2011 to 2014 from the European Commission in connection with the Company’s Waveport project. On July 30, 2018, the inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. On August 30, 2018, the Company filed an administrative appeal of the penalty and its underlying conclusions. During the three months ended July 31, 2020, the Company received notice from the Spanish Central Economic and Administrative Tribunal that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,869.81 or approximately $331,000. In the quarter ended October 31, 2020, the Company recorded an additional reserve of €117,145.81 (or approximately $154,000) to Selling, general and administrative costs in the Statement of Operations making the total reserve €279,869.81, which amount was paid by the Company to the Spanish Tax Administration on January 25, 2021. As of April 30, 2024, the Company had no reserve related to this audit. The Company has appealed the decision of the Tribunal tax assessment to the Spanish National Court. The Company expects a ruling on the appeal prior to the end of fiscal 2025.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders

Our common stock was listed on the Nasdaq Capital Market, under the symbol “OPTT” until June 2021 when the listing was transferred to the NYSE American under the same symbol. As of July 22, 2024, there were 119 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

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

Transfer Agent Information

Our transfer agent is Computershare Trust Company, N.A. Computershare is located at 250 Royal Street, Canton, MA 02021-1011. Its contact information is: U.S. and Canada: (800) 662 - 7232, International (781) 575–4238, and its website is located at www.computershare.com.

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company for the year ended April 30, 2024.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2024, with respect to our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans approved by shareholders:
Stock Options	734,543	$2.12	—	(1)
Restricted Stock Units	5,124,529	N/A

Equity compensation plans not approved by shareholders:
Stock Options	—	—	—
Restricted Stock Units	—	N/A	161,487	(2)

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

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2024 are to the fiscal year ended April 30, 2024.

Business Overview

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

The Company provides ocean data collection and reporting, marine power, offshore communications, and Maritime Domain Awareness System (“MDA” or “MDAS”) products, integrated solutions, and consulting services. In April 2024 the Company announced Merrows, a groundbreaking consolidated solution offering for comprehensive ocean surveillance. Merrows encompasses the collection and transmission of data relating to all aspects of, on, under, adjacent to, or bordering on a sea, ocean, or other navigable waterway. OPT’s approach to addressing this challenge involves the deployment of sophisticated Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance (C5ISR) systems. These systems are integrated within OPT’s roaming technologies, such as the Wave Adaptive Modular Vessel (WAM-V), and resident technologies, like the PowerBuoys® (PB), to offer an unparalleled level of surveillance and data analysis capability.

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

Business Update Regarding Macroeconomic Condition

Adverse macroeconomic conditions, including inflation, political instability, regional conflicts, slower growth or recession, policy changes, higher interest rates, and currency fluctuations may have a negative impact on our business. These adverse conditions could impact the spending budgets of our customers, and therefore could adversely affect the sales of our products and services.

We will continue to monitor these conditions, and, if necessary, adjust our operations in response to these conditions such as scaling back, changing direction, or pausing certain planned expenditures.

Capital Raises

On November 20, 2020, the Company entered into an At-the-Market Offering Agreement with Alliance Global Partners (AGP) (the “2020 ATM Facility”). The 2020 ATM Facility was terminated by the Company effective June 2, 2023.

On August 7, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “2023 ATM”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, which was terminated effective December 2, 2023.

On March 21, 2024, the Company entered into an At-the-Market Offering Agreement with AGP with an aggregate offering price of up to $7,000,000 (the “2023 ATM Facility”). As of April 30, 2024, the Company had received proceeds of approximately $0.5 million under the 2023 ATM Facility.

The sale of additional equity under new facilities could result in dilution to our shareholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. The Company cannot be certain that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned incremental product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

Backlog

As of April 30, 2024 and 2023, the Company’s backlog was $4.9 million and $4.0 million, respectively. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

We believe the following accounting policy requires significant judgment and estimates by us in the preparation of our consolidated financial statements.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2024 or 2023. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the fiscal year ended April 30, 2024 the Company recognized approximately $3.6 million in revenue related to performance obligations satisfied at a point in time and approximately $1.9 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the fiscal years ended April 30, 2024 and 2023, the majority of the Company’s contracts were classified as firm fixed-price and the balance were cost-sharing.

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

Financial Operations Overview

As of the years ended April 30, 2024 and 2023, the Company had four and two customers, respectively, whose revenue accounted for at least 10% of the Company’s consolidated revenue. These customers accounted for approximately 52% and 32% of the Company’s total revenue for the respective periods.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. The following table shows the percentage of our revenue by geographical location of our customers for fiscal 2024 and 2023:

	Fiscal year ended April 30,
Customer Location	2024	2023
North America & South America	96%	88%
Europe	4%	3%
Asia and Australia	—%	9%
Total	100%	100%

Cost of revenue

Our cost of revenue consists primarily of subcontracts, incurred material, labor and manufacturing overhead expenses, such as engineering expense, equipment depreciation, maintenance, and facility related expenses, and includes the cost of equipment to customize the PowerBuoy®, WAM-V® and our other products supplied by third-party suppliers. Cost of revenue also includes PowerBuoy® and other product system delivery and deployment expenses and may include losses recorded at the time a loss is forecasted to be incurred on a contract.

Operating Expenses

Engineering and product enhancement costs

Our engineering and product enhancement costs consist of salaries and other personnel-related costs and the costs of products, materials and outside services used in our product enhancement and unfunded research activities. Our product enhancement costs relate primarily to our efforts to increase the power output and reliability of our PowerBuoy® system and other products, to enhance and optimize data monitoring and controls systems, and the development of new products, product applications and complementary technologies. We expense all of these costs as incurred.

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

The Company completed the process of winding down its Australian subsidiary during fiscal 2024. The Company began the process of winding down its UK subsidiary during fiscal 2024 and expects this to be completed during fiscal 2025. The unrealized gains or losses resulting from foreign currency balances translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains and losses are recognized within our Consolidated Statements of Operations.

We currently do not hedge our exchange rate exposure. However, we assess the anticipated foreign currency working capital requirements and capital asset acquisitions of our foreign operations and assess the need and cost to utilize financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.

Results of Operations

This section should be read in conjunction with the discussion below under “Liquidity Outlook”.

Fiscal Years Ended April 30, 2024 and 2023

The following table contains selected Consolidated Statements of Operations information, which serves as the basis of the discussion of our results of operations for the fiscal years ended April 30, 2024 and 2023:

	Fiscal years ended April 30,
	2024	2023
	(in thousands)
Revenue	$5,525	$2,732
Cost of revenue	2,699	2,496
Gross (loss) profit	2,826	236
Change in fair value of contingent consideration	(72)	1,112
Other operating expenses	32,229	28,340
Total operating expenses	32,157	29,452
Operating loss	(29,331)	(29,216)
Interest income, net	800	902
Other income, employee retention credit	—	1,251
Other income, proceeds from insurance claim	—	458
Other income	2	—
Loss on disposition of assets	(210)	—
Foreign exchange gain	2	1
Loss before income taxes	(28,737)	(26,604)
Income tax benefit	1,254	278
Net loss	$(27,483)	$(26,326)

Revenue

Revenue for the fiscal years ended April 30, 2024 and 2023 were approximately $5.5 million and $2.7 million, respectively, representing an increase of approximately $2.8 million, or 102%, from 2023. The $2.8 million increase in revenue for the full year was mainly attributable to increases from sales and/or leases of USV products of $1.7 million and buoy products of $1.5 million, partially offset by decreases in consulting and other revenue of $0.4 million.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the fiscal year ended April 30, 2024, and 2023 was a loss of $0.1 million and a gain of $1.1 million respectively. This reflects the remeasurement of fair value upon the completion of the second and first earn out period as defined in the purchase and sale agreement related to the MAR acquisition.

Operating Expenses

Our operating expenses include both product development costs (substantially completed during fiscal year 2024) as well as administrative costs, including the costs of products, materials and outside services used in our product development and unfunded research activities. Also included are professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and costs for executive, accounting and administrative personnel, and other general corporate expenses. Operating expenses during the fiscal year ended April 30, 2024 were $32.2 million as compared to $28.3 million for fiscal year 2023. The increase of $3.9 million is primarily due to expenses related to the activist shareholder activities noted above.

Interest income, net

Interest income, net consists of interest received on cash and cash equivalents, investments in money market accounts and short-term investments and is net of interest expense paid on certain obligations to third parties. Total cash, cash equivalents, restricted cash, and short-term investments was $3.3 million as of April 30, 2024, compared to $34.9 million as of April 30, 2023. Interest income, net was approximately $0.8 million and $0.9 million for fiscal 2024 and 2023, respectively, and reflects the decreased balance of our short term investments throughout the year, offset by rising interest rate environment experienced during fiscal 2024.

Other income

Other income for the fiscal year ended April 30, 2024 and 2023 was zero and $1.7 million, respectively. The amount in the prior year relates to employee retention credits applied for previously filed payroll tax returns with the Internal Revenue Service and proceeds received for an insurance claim.

Foreign exchange gain/(loss)

Foreign exchange gain was approximately $2,000 for fiscal year 2024 as compared to a foreign exchange gain of $1,000 for fiscal year 2023. The difference was attributable to the relative change in value of the British pound sterling dollar compared to the U.S. dollar.

Income tax benefit

Income tax benefit reflects the sale by the Company of New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer programs, resulting in $1.3 million and $0.3 million of tax benefit related to the fiscal year ended April 30, 2024 and 2023, respectively.

Net cash used in operating activities

During the fiscal year ended April 30, 2024, net cash flows used in operating activities was $29.8 million, an increase of $8.1 million compared to net cash used in operating activities during the fiscal year ended April 30, 2023. This increase is mainly driven by increased inventory purchases to satisfy backlog and pipeline of $3.2 million, increased contract liabilities of $2.3 million, increased accrued expenses of $1.8 million, as well as increased net operating losses of $1.2 million.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $25.5 million for fiscal year 2024 versus net cash provided by investing activities of approximately $20.5 million for fiscal year 2023. During fiscal 2024 many investments made during fiscal 2023 matured, resulting in cash inflows at maturity, which were then used to fund operating expenses.

Net cash provided by financing activities

Net cash provided by financing activities during the fiscal year ended April 30, 2024 was approximately $469,000 compared to net cash used in financing activities during the fiscal year ended April 30, 2023 of $14,000. The increase in net cash provided by financing activities during the fiscal year ended April 30, 2024 was due to the proceeds received through issuance of stock under our At the Market offering.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was not material during fiscal 2024 or fiscal 2023.

Liquidity Outlook

Since our inception, the cash flows from customer revenue have not been sufficient to fund our operations and provide the capital resources for our business. For the two-year period ended April 30, 2024 our aggregate revenue was $8.3 million, our aggregate net losses were $53.8 million and our aggregate net cash used in operating activities was $51.5 million.

Subsequent to fiscal year end 2024 and through the date of filing management obtained additional capital financing of approximately $6.2 million under the 2023 ATM Facility. The Company’s current cash balance may not be sufficient to fund its planned expenditures through twelve months from the filing date of the Form 10-K. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material.

We expect to devote substantial resources to continue our enhancement efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	Our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, and our operating performance;
●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;

●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our estimates regarding future expenses, revenue, and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	changes in current legislation, regulations and economic conditions that affect the demand for, or restrict the use of our products;
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable import, export, ITAR, anti-bribery and related statutes and regulations;
●	the current geopolitical world uncertainty, including Russia’s invasion of Ukraine, the Israel/Palestine conflict and recent attacks on merchant ships in the Red Sea;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain commercial profit margin

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2023-09 on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU 2023-07 on our consolidated financial statements and disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information we disclose in reports that we file or submit under the Securities Exchange Act of 1934 is gathered and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Based on their evaluation, our CEO and CFO concluded that, as of April 30, 2024, our internal control over financial reporting and the Company’s disclosure controls and procedures were not effective.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of April 30, 2024, based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on its assessment, Management concluded that that our internal control over financial reporting was not effective as of April 30, 2024 due to the following:

●

Deficiencies related to control activities around stock-based compensation. Specifically, management review controls over the completeness and accuracy of stock-based compensation were not designed or operating effectively.

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

These material weaknesses did not result in a material misstatement to our annual or interim financial statements. As the business grows, new processes and procedures will need to be implemented. We are continuing our remediation plan and are in the process of implementing measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses. This includes, among other things, reviewing the need for additional resources as well as ensuring personnel possess or obtain appropriate expertise to perform specific reviews of technical areas, and designing and implementing improved processes.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibit Index on pages 53 to 54.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: July 25, 2024
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Philipp Stratmann	President, Chief Executive Officer and Director	July 25, 2024
Philipp Stratmann	(Principal Executive Officer)

/s/ Robert Powers	Senior Vice President and Chief Financial Officer	July 25, 2024
Robert Powers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	July 25, 2024
Terence J. Cryan

/s/ Clyde W. Hewlett	Director	July 25, 2024
Clyde W. Hewlett

/s/ Diana G. Purcel	Director	July 25, 2024
Diana G. Purcel

/s/ Peter E. Slaiby	Director	July 25, 2024
Peter E. Slaiby

/s/ Natalie Lorenz-Anderson	Director	July 25, 2024
Natalie Lorenz-Anderson

Exhibits Index

Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).
3.6	Certificate of Designations of Series A Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 5, 2024).
4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on July 28, 2023).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
4.3	Description of Company Securities.++
4.4	Section 382 Tax Benefits Preservation Plan, dated as of June 29, 2023, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement Unit (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.3	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.4	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.5	Form of Restricted Stock Unit Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.6	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.7	Contract between Harbour Energy UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.8	Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018). *
10.9	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.10	Contract amendment between Harbour Energy UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.11	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).
10.12	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019). +

10.13	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019). +
10.14	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.15	U.S. Small Business Administration Note dated May 3, 2020 of Ocean Power Technologies, Inc. in favor of Santander Bank, N.A. as the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.16	Loan Agreement dated May 3, 2020 between Santander Bank, N.A. and Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.17	Common Stock Purchase Agreement, dated September 18, 2020, between Ocean Power Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).
10.18	Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).
10.19	Stock Purchase Agreement among Ocean Power Technologies, Inc. and the sellers named therein dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).
10.20	Employment Letter between the Company and Robert P. Powers dated effective December 13, 2021* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).
10.21	Fifth Amendment to 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 15, 2021).
10.22	First Amendment to the Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2022).
10.23	Sixth Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 19, 2022).
10.24	Form of Restricted Stock Unit Agreement for Non-Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.25	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.26	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.27	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.28	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.29	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.30	Sales Agreement between the Company and A.G.P./Alliance Global Partners dated March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024).
21.1	Subsidiaries of the registrant ++
23.1	Consent of EisnerAmper LLP. ++
31.1	Certification of Chief Executive Officer ++
31.2	Certification of Chief Financial Officer ++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2024 and 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2024 and 2023, (ii) Consolidated Statements of Operations - for the years ended April 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2024 and 2023, (iv) Consolidated Statements of Shareholders’ Equity - for the years ended April 30, 2024 and 2023 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2024 and 2023, (vi) Notes to Consolidated Financial Statements.***

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

OCEAN POWER TECHNOLOGIES, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Ocean Power Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Power Technologies, Inc. and Subsidiaries (the “Company”) as of April 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has recurring net losses and net cash flow used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ EisnerAmper LLP
EISNERAMPER LLP
Iselin, New Jersey
July 25, 2024

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2024	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,151	$6,883
Short-term investments	—	27,790
Restricted cash, short-term	—	65
Accounts receivable	796	745
Contract assets	18	152
Inventory	4,831	1,044
Other current assets	1,747	994
Total current assets	$10,543	$37,673
Property and equipment, net	3,443	1,280
Intangibles, net	3,622	3,978
Right-of-use assets, net	2,405	1,751
Restricted cash, long-term	154	155
Goodwill	8,537	8,537
Total assets	$28,704	$53,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,366	$952
Earn out payable	1,130	1,500
Accrued expenses	1,787	2,346
Contract liabilities	302	1,378
Right-of-use liabilities, current portion	774	529
Contingent liabilities, current portion	—	1,202
Total current liabilities	$7,359	$7,907
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	1,798	1,311
Total liabilities	$9,360	$9,421
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	$—	$—
Common stock, $0.001 par value; authorized 100,000,000 shares, issued 61,352,731 and 56,304,642 shares, respectively, and outstanding 61,264,714 and 56,263,728 shares, respectively	61	56
Treasury stock, at cost; 88,017 and 40,914 shares, respectively	(369)	(355)
Additional paid-in capital	327,276	324,393
Accumulated deficit	(307,579)	(280,096)
Accumulated other comprehensive loss	(45)	(45)
Total shareholders’ equity	19,344	43,953
Total liabilities and shareholders’ equity	$28,704	$53,374

See accompanying notes to consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal year ended April 30,
	2024	2023
Revenue	$5,525	$2,732
Cost of revenue	2,699	2,496
Gross profit	2,826	236
Loss/(Gain) from change in fair value of consideration	(72)	1,112
Operating expenses	32,229	28,340
Total operating expenses	32,157	29,452
Operating loss	$(29,331)	$(29,216)
Interest income, net	800	902
Other income, employee retention credit	—	1,251
Other income, proceeds from insurance claim	—	458
Other income	2	—
Loss on disposition of assets (Note 7)	(210)	—
Foreign exchange gain	2	1
Loss before income taxes	$(28,737)	$(26,604)
Income tax benefit	1,254	278
Net loss	$(27,483)	$(26,326)
Basic and diluted net loss per share	$(0.47)	$(0.47)
Weighted average shares used to compute basic and diluted net loss per share	59,031,736	55,998,543

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal year ended April 30,
	2024	2023
Net loss	$(27,483)	$(26,326)
Foreign currency translation adjustment	—	—
Total comprehensive loss	$(27,483)	$(26,326)

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at Balances at May 1, 2022	55,905,213	$56	(23,352)	$(341)	$322,932	$(253,770)	$(46)	$68,831
Net loss	—	—	—	—	—	(26,326)	—	(26,326)
Share based compensation	—	—	—	—	1,461	—	—	1,461
Common stock issued upon vesting of restricted stock units	399,429	—	—	—	—	—	—	—
Shares withheld for tax withholdings	—	—	(17,562)	(14)	—	—	—	(14)
Other comprehensive gain/(loss)	—	—	—	—	—	—	1	1
Balances at April 30, 2023	56,304,642	$56	(40,914)	$(355)	$324,393	$(280,096)	$(45)	$43,953
Net loss	—	—	—	—	—	(27,483)	—	(27,483)
Share-based compensation	—	—	—	—	1,155	—	—	1,155
Common stock issued related to bonus and earnout payments	2,403,846	3	—	—	1,247	—	—	1,250
Common stock issued upon vesting of restricted stock units	787,498	—	—	—	—	—	—	—
Issuance of common stock - Cantor At The Market offering, net of issuance costs	55,604	—	—	—	29	—	—	29
Issuance of common stock - AGP At The Market offering, net of issuance costs	1,801,141	2	—	—	452	—	—	454
Shares withheld for tax withholdings	—	—	(47,103)	(14)	—	—	—	(14)
Balances, April 30, 2024	61,352,731	$61	(88,017)	$(369)	$327,276	$(307,579)	$(45)	$19,344

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(27,483)	$(26,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	(2)	(1)
Depreciation of fixed assets	420	183
Amortization of intangible assets	148	158
Amortization of right-of-use assets	593	296
(Accretion of discount)/amortization of premium on investments	(290)	113
Change in contingent consideration liability	(72)	1,112
Loss on disposal of assets	210	—
Stock based compensation	1,155	1,461
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(51)	(262)
Contract assets	134	234
Inventory	(3,787)	(602)
Other assets	(753)	(527)
Accounts payable	2,414	47
Accrued expenses	(309)	1,469
Earn out payable	(500)	—
Right-of-use liabilities	(514)	(311)
Contract liabilities	(1,076)	1,249
Net cash used in operating activities	$(29,763)	$(21,707)
Cash flows from investing activities:
Redemptions of short term investments	$35,975	$64,923
Purchases of short term investments	(7,894)	(43,442)
Purchases of property and equipment	(2,585)	(648)
Leased WAM-Vs built and capitalized	—	(371)
Net cash provided by investing activities	$25,496	$20,462
Cash flows from financing activities:
Proceeds from issuance of common stock - Cantor At The Market offering, net of issuance costs	$29	$—
Proceeds from issuance of common stock - AGP At The Market offering, net of issuance costs	454	—
Cash paid for tax withholding related to shares withheld	(14)	(14)
Net cash provided by/(used in) financing activities	$469	$(14)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$—	$—
Net decrease in cash, cash equivalents and restricted cash	$(3,798)	$(1,259)
Cash, cash equivalents and restricted cash, beginning of year	7,103	$8,362
Cash, cash equivalents and restricted cash, end of year	$3,305	$7,103

Supplemental disclosure of noncash investing and financing activities:
Common stock issued related to bonus and earnout payments	$1,250	$—
Operating right of use asset obtained in exchange for operating lease liability	$1,247	$1,296

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Going Concern Uncertainty

(a) Background

Ocean Power Technologies, Inc. (the “Company”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company provides ocean data collection and reporting, marine power, offshore communications and Domain Awareness Systems (“MDA” or “MDAS”) products, integrated solutions, and consulting services. The Company’s solutions focus on three major service areas: Data as a Service (“DaaS”), which includes data collected by Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles or PowerBuoy® product lines; Robotics as a Service (“RaaS”), which provides a lower cost subscription model for customers to access use of WAM-V’s®; and Power as a Service (“PaaS”), which includes PowerBuoy® products. The Company offers products and services to a wide-range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. The Company is involved in the entire life cycle of product development, from product design through assembly, testing, deployment, maintenance and upgrades, while working closely with partners across the supply chain. The Company’s solutions are based on technologies that enable autonomous, zero or low carbon emitting, and cost effective data collection, analysis, transportation, cooperation with other assets such as aerial drones, and communication. The Company’s solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. The Company then channels the information it collects, and other communications, through control equipment linked to edge computing and cloud hosting environments. The Company’s goal is to generate most revenue from the sale or lease of products and solutions. The Company expects to continue having net cash outflows until it can generate positive cash flow from the commercialization of products.

(b) Going Concern Uncertainty

For the fiscal year ended April 30, 2024, and the fiscal year ended April 30, 2023, the Company incurred net losses of approximately $27.5 million and $26.3 million, respectively, and used cash in operating activities of approximately $29.8 million and $21.7 million, respectively. In addition, the Company has continued to make investments towards building inventory, supporting order backlog and future growth.

The Company has incurred expenses of approximately $3.9million for the fiscal year ended April 30, 2024, related to litigation with Paragon Technologies, Inc. (see Note 15) and preparation for its 2023 Annual Meeting of Stockholders which took place on February 28, 2024. These expenses are a direct result of the Paragon litigation and were not incurred in the prior year. These expenses could continue into the fiscal year 2025 as this litigation continues.

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

On March 21, 2024, the Company entered into an At-the-Market Offering Agreement with AGP with an aggregate offering price of up to $7,000,000 (the “2023 ATM Facility”). As of April 30, 2024, the Company had received proceeds of approximately $0.5 million under the 2023 ATM Facility.

Subsequent to fiscal year end 2024 and through the date of filing management obtained additional capital financing of approximately $6.2 million under the 2023 ATM Facility. The Company’s current cash balance may not be sufficient to fund its planned expenditures through twelve months from the filing date of the Form 10-K. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material.

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

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make several estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, stock-based compensation based on actual and projected revenues, over time revenue recognition, valuation consideration related to business combinations, including contingent consideration based on actual and projected revenues, including discount rates and present values, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2024 or 2023. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are reassessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the fiscal year ended April 30, 2024 the Company recognized approximately $3.7 million in revenue related to performance obligations satisfied at a point in time and approximately $1.9 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. For the fiscal years ended April 30, 2024 and 2023, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

The Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company’s accounts receivable balance is made up entirely of customer contract-related balances.

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

As of April 30, 2024, the Company’s remaining performance obligations, also called contracted backlog, totaled $4.9 million.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The below table represents the total revenue recognized under ASC 606 and ASC 842 fiscal years ended April 30, 2024 and 2023:

	Fiscal year ended April 30, 2024			Fiscal year ended April 30, 2023
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$1,912	$1,392	$3,304	$919	$667	$1,586
Buoy	1,739	—	1,739	269	—	269
Services	482	—	482	877	—	877
Total	$4,133	$1,392	$5,525	$2,065	$667	$2,732

Region:
North and South America	$4,101	$1,177	$5,278	$1,722	$667	$2,389
Europe	32	215	247	90	-	90
Asia and Australia	—	—	—	253	—	253
Total	$4,133	$1,392	$5,525	$2,065	$667	$2,732

(e) Cash and Cash Equivalents, Restricted Cash, Security Agreements and Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account or in short term investments that are held-to-maturity. The Company had cash and cash equivalents of approximately $3.3 million and $7.1 million as of April 30, 2024 and 2023, respectively.

Restricted Cash and Security Agreements

The Company has a letter of credit agreement with Santander Bank, N.A. (“Santander”). Cash of $154,000 is on deposit at Santander and serves as security for a letter of credit issued by Santander for the lease of warehouse/office space in Monroe Township, New Jersey.

In the prior year Santander also issued one letter of credit to subsidiaries of Enel Green Power (“EGP”) pursuant to the Company’s contracts with EGP. A letter of credit was issued in the amount of $645,000 and was reduced to $323,000 in August 2020. The letter of credit was further reduced by an additional $258,000 in January of 2023, when the PB3 and its accompanying systems passed final acceptance testing. The remaining restricted amount of $65,000 was released in January of 2024.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total to the same amounts shown in the Consolidated Statements of Cash Flows.

	April 30, 2024	April 30, 2023
	(in thousands)
Cash and cash equivalents	$3,151	$6,883
Restricted cash- short term	—	65
Restricted cash- long term	154	155
	$3,305	$7,103

Short Term Investments

As of April 30, 2024 and 2023, their carrying value was approximately zero and $27.8 million, respectively. All short-term investments consist of corporate bonds, government agency bonds, or U.S. Treasury Notes and Bonds, are investment grade rated or better, and mature within 12 months. The Company has the ability and the intention to hold all investments to maturity, and as such are classified as held-to-maturity investments and carried at amortized cost. As of April 30, 2024, as all short term investments have matured.

The total accretion of discounts recognized for the years ended April 30, 2024 and 2023 is approximately $290,000 and $122,000, respectively. Additionally, there has been no impairment on these investments.

The following table summarizes the Company’s short-term investments as of April 30, 2024 and 2023:

	April 30, 2024			April 30, 2023
Category	Amortized Cost	Unrealized Gains (Losses)	Market Value	Amortized Cost	Unrealized Gains (Losses)	Market Value
	(in thousands)
Corporate Bonds	$—	$—	$—	$14,776	$100	$14,876
Government Bonds & Notes	—	—	—	9,188	33	9,221
Government Agency	—	—	—	3,826	25	3,851
Total Short Term Investments	$—	$—	$—	$27,790	$158	$27,948

(f) Inventory

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

(g) Accounts Receivable

Accounts receivable are stated at the net amount expected to be collected. Amounts are usually due between 30 and 90 days after the invoice issuance. The Company is exposed to credit losses primarily on accounts receivable and contract assets related to sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. Based on these factors, management has determined the allowance for credit losses was immaterial. Expected credit losses are written off in the period in which the financial asset is no longer collectible.

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

(h) Property and Equipment, net

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

Description	Estimated useful life

Equipment	5-7 years
Computer equipment & software	3 years
Office furniture & fixtures	3-7 years
Leasehold improvements	Shorter of the estimated useful life or lease term
Leased Power Buoy assets	10 years
Leased WAM-V assets	10 years

(i) Foreign Exchange Gains and Losses

Transactions denominated in a foreign currency may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which are included in “Foreign exchange (loss)/gain” in the accompanying Consolidated Statements of Operations.

(j) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable, short-term investments and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with entities with a reliable payment history. The Company invests its excess cash in a money market fund and short-term held-to maturity investments and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments.

As of the year ended April 30, 2024 and 2023, the Company had four and two customers whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These customers accounted for approximately 52% and 32% of the Company’s total revenue for the respective periods.

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

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and unvested restricted stock units issued to employees and non-employee directors, totaling 5,859,072 and 7,777,026 for the years ended April 30, 2024 and 2023, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the period. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

(l) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2024 and 2023 was approximately $1.2 million and $1.5 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation as they occur.

Additionally, upon vesting of an RSU granted to an employee, the employee is given the option to either pay the taxes themselves, or have enough shares of their RSU award withheld by the Company to cover the taxes incurred by the employee. In the event the employee elects to surrender shares to cover the tax implication, the Company maintains those shares in the Company’s treasury stock account.

(m) Intangibles, net

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

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There was no indication of impairment of intangible assets for the fiscal years ended April 30, 2024 and April 30, 2023. However, in connection with the sale of 3Dent in November of 2023, the trade-name and customer relationships were both expensed fully during the year ended April 30, 2024 under Loss on disposition of assets on the Consolidated Statements of Operations.

(n) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. There were no indications of potential impairment of goodwill identified for the year ended April 30, 2024 and 2023. Where the Company uses a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR. Management performed its annual qualitative assessment in fiscal year 2024 and 2023 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2024 and 2023.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses, to the extent incurred. Refer to Note 14 for additional disclosure.

(p) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. For the year ended April 30, 2024 and 2023, there were no amounts recorded to other comprehensive (income) loss due to limited foreign operations.

(q) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. Warranty expense incurred to date has not been material.

(r) Product development

Costs related to research and development activities by the Company are expensed as incurred. The Company had approximately $7.7 million and $10.0 million in product development expense for the year ended April 30, 2024 and 2023, respectively.

(s) Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2023-09 on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU 2023-07 on our consolidated financial statements and disclosures.

(t) Reclassifications

Certain amounts may have been reclassified to conform to current period presentation. This reclassification had no impact on the previously reported net loss or comprehensive loss.

(3) Account Receivable, Contract Assets, and Contract Liabilities

Accounts Receivable

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	Fiscal year ended April 30,
	2024	2023	2022
	(in thousands)

Accounts receivable	$796	$745	$482
Contract assets	18	152	386
Contract liabilities	302	1,378	129

Contract Assets

Significant changes in the contract assets balances during the period are as follows:

	Fiscal year ended April 30,
	2024	2023
	(in thousands)

Transferred to receivables from contract assets recognized during the period	$(1,879)	$(1,768)
Revenue recognized and not billed during the period	1,745	1,534
Net change in contract assets	$(134)	$(234)

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The decrease in contract assets from year end is primarily a result of consulting services projects for which revenue was recognized in the prior year yet billed in the current year. No impairments to contract assets were incurred during the fiscal years ended April 30, 2024 and 2023, respectively.

Contract Liabilities

Significant changes in the contract liabilities balances during the period are as follows:

	Fiscal year ended April 30,
	2024	2023
	(in thousands)

Revenue recognized	$(2,424)	$(574)
Payments collected for which revenue has not been recognized	1,348	1,823
Net change in contract liabilities	$(1,076)	$1,249

Contract liabilities consist of amounts invoiced to and collected from customers in excess of revenue recognized. The decrease in contract liabilities from year end is primarily due to recognizing revenue on the DOE Phase II contract for which the Company was paid in prior periods.

(4) Inventory

The Company holds inventory related to the production of our products.

	April 30, 2024	April 30, 2023
	(in thousands)
Raw Materials	$4,298	$1,044
Work in Process	397	—
Finished Goods	136	—
	$4,831	$1,044

The Company’s raw materials balance represents the majority of the inventory as the Company orders parts in quantity to fill orders. Work in process and finished products typically represent smaller portions of inventory as the Company does not historically hold finished products with the exception of assets transitioning to the lease fleet or to be shipped to a customer. The Company typically ships finished products as they are completed.

(5) Other Current Assets

Other current assets consist of the following at April 30, 2024 and 2023:

	April 30, 2024	April 30, 2023
	(in thousands)
Prepaid insurance	$202	$358
Prepaid software & licenses	224	190
Prepaid sales & marketing	124	122
Prepaid project costs	578	46
Prepaid inventory materials	414	58
Prepaid expenses- other	205	220
	$1,747	$994

(6) Property and Equipment

The components of property and equipment as of April 30, 2024 and 2023 consisted of the following:

	April 30, 2024	April 30, 2023
	(in thousands)
Equipment	$1,530	$783
Computer equipment & software	790	700
Office furniture & equipment	422	386
Leasehold improvements	683	611
Leased WAM-V’s	1,547	371
Leased Buoys	444	—
	5,416	2,851
Less: accumulated depreciation	(1,973)	(1,571)
	$3,443	$1,280

Leased WAM-V’s represent fixed assets that are associated with underlying operating leases with customers as discussed in revenue recognition section related to ASC 842.

Depreciation expense was approximately $420,000 and $183,000 for years ended April 30, 2024 and 2023, respectively.

(7) Intangible Assets

The components of intangible assets, net as of April 30, 2024 and 2023 consisted of the following:

	April 30, 2024	April 30, 2023
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
Tradename	—	130
Customer Relationships	—	150
	5,498	5,778
Accumulated amortization	(1,876)	(1,800)
	$3,622	$3,978

Amortization expense was approximately $148,000 and $158,000 for the years ended April 30, 2024 and 2023, respectively. Trademarks are not subject to amortization.

Additionally, in connection with the sale of 3Dent in November of 2023, the trade-name and customer relationships were both expensed fully during the fiscal year ended April 30, 2024 under Loss on disposition of assets on the Consolidated Statements of Operations.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to or impairment of goodwill during the years ended April 30, 2024 and 2023.

(9) Leases

Lessor Information

As of April 30, 2024 and 2023, the Company had five and three WAM-V’s, respectively, leased to customers which have been classified as operating leases per accounting guidance contained within ASC Topic 842, “Leases”, respectively. The remaining term on these operating leases is less than 2 years.

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

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. In February 2024, the Company extended the lease for its main headquarters in Monroe, NJ to April 30, 2026 and it was executed and recorded as an additional right of use asset and liability. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities – current, and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

The Company also has a lease for office space located in Richmond, California. This lease commenced in April of 2023 and will continue for 62 months. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities- current and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

Variable lease expenses, if any, are recorded as incurred. The operating lease expense in the Consolidated Statement of Operations was $0.7 million and $0.4 million for the fiscal year ended April 30, 2024 and 2023, respectively.

The components of lease expense in the Consolidated Statement of Operations for the fiscal year ended April 30, 2024 and 2023 was as follows:

	Fiscal year ended April 30,
	2024	2023
Operating lease cost	$640	$382
Short-term lease cost	68	44
Total lease cost	$708	$426

Information related to the Company’s right-of use assets and lease liabilities as of April 30, 2024 is as follows:

April 30, 2024
(in thousands)

Operating lease:
Operating right-of-use assets, net	$2,405

Right-of-use liabilities- current	774
Right-of-use liabilities- long term	1,798
Total lease liabilities	$2,572

Weighted average remaining lease term- operating leases	2.98 years
Weighted average discount rate- operating leases	8.4%

Total remaining lease payments under the Company’s operating leases are as follows:

April 30, 2024
(in thousands)

2025	$1,410
2026	1,847
2027	329
2028	333
2029	28
Thereafter	-
Total future minimum lease payments	3,947
Less imputed interest	(1,375)
Total	$2,572

(10) Accrued Expenses

Accrued expenses consisted of the following at April 30, 2024 and 2023:

	April 30, 2024	April 30, 2023
	(in thousands)
Employee incentive payments	$1,271	$1,948
Accrued salary and benefits	369	52
Project costs	—	181
Other	147	165
	$1,787	$2,346

(11) Warrants

Equity Classified Warrants

The underwritten public offering from April 2019 included the issuance of common stock warrants to purchase up to 4,927,680 shares of common stock that have an exercise price of $3.85 per share and expire five years from the issuance date. As of April 30, 2024, common warrants to purchase 732,500 shares of the common stock had been exercised. The remaining warrants expired prior to April 30, 2024.

(12) Share-Based Compensation Plans

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. The 2015 Plan will terminate ten years after its effective date, in October 2025, but is subject to earlier termination as provided in the 2015 Plan. At subsequent shareholder meetings, including most recently in February 2024, the shareholders approved an aggregate increase to the 2015 Plan of 2,900,000 shares resulting in total shares authorized for issuance of 7,282,036 as of April 30, 2024.

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

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. There were zero and 601,089 shares granted for the periods ended April 30, 2024 and 2023, respectively.

	Fiscal year ended April 30,
	2024	2023
Risk-free interest rate	N/A	3.5%
Expected dividend yield	N/A	0.0%
Expected life (in years)	N/A	5.5
Expected volatility	N/A	109.0%

A summary of stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2023	1,529,185	$1.75	8.8
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(794,369)	$1.29
Expired	(273)	$341.08
Outstanding as of April 30, 2024	734,543	$2.12	7.6
Exercisable as of April 30, 2024	462,150	$2.85	7.1

As of April 30, 2024, the total intrinsic value of outstanding and exercisable options was approximately zero. As of April 30, 2024, approximately 272,000 additional options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 8.5 years. There was approximately $0.1 million and $0.3 million of total recognized compensation cost related to stock options during each of the fiscal year ended April 30, 2024 and 2023, respectively. As of April 30, 2024, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Performance Stock Options

As of April 30, 2024, there were no performance stock units outstanding. As of April 30, 2023 there were 66,667 performance stock units outstanding which were all cancelled during the quarter ended July 31, 2023. There was approximately $43,000 and $108,000 of total recognized compensation cost related to performance stock options during each of the fiscal year ended April 30, 2024 and 2023, respectively. As of April 30, 2024, there was no unrecognized compensation cost related to non-vested stock options granted under the plans.

Restricted Stock Units

Compensation expense for restricted stock units (“RSUs”) is generally recorded based on the market value on the date of grant and recognized ratably over the associated service and performance period. During the years ended April 30, 2024 and 2023, the Company granted 4,439,257 and 1,608,681 shares, respectively, subject to service-based, performance, and market condition vesting requirements.

A summary of unvested restricted stock units under our stock incentive plans is as follows:

	Number of Shares	Weighted Average Price per Share
Issued and unvested at April 30, 2023	1,985,994	$0.91
Granted	4,439,257	$0.30
Vested and issued	(787,498)	$0.86
Cancelled/forfeited	(513,224)	$0.90
Issued and unvested at April 30, 2024	5,124,529	$0.38

There was approximately $1.0 million and $1.1 million of total recognized compensation cost related to restricted stock units for the years ended April 30, 2024 and 2023, respectively. As of April 30, 2024, there was $1.4 million of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Additionally, there was a Level 3 contingent liability related to earnout payable as part of the MAR acquisition in the amount of $1.2 million as of April 30, 2023. The fair value of this contingent liability was remeasured to its fair value and reclassified to Earn Out Payable at the end of the second earn out period on April 30, 2024. The change in fair value upon remeasurement of approximately $0.1 million and $1.1 million was recognized in the consolidated statement of operations for the fiscal years ended April 30, 2024 and 2023, respectively.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred.

(14) Income Taxes

Loss before income taxes for the years ended April 30, 2024 and 2023 consisted of the following components:

	April 30, 2024	April 30, 2023
	(in thousands)
Domestic	$(28,737)	$(26,578)
Foreign	-	(26)
Total loss before income taxes	$(28,737)	$(26,604)

The income tax benefit for the years ended April 30, 2024 and 2023 consisted of $1.3 million and $0.3 million, respectively, from the sale of New Jersey net operating losses and research and development credits.

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the U.S. federal income tax rate for the periods ended April 30, 2024 and 2023 to loss before income taxes as a result of the following:

	April 30, 2024	April 30, 2023
Computed expected tax benefit	(21.0)%	(21.0)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(3.5)%	4.0%
Federal research and development tax credits	(1.1)%	1.9%
Foreign rate differential	—%	—%
Other non-deductible expenses	0.4%	(1.1)%
Proceeds of sale of New Jersey tax benefits	(3.4)%	(7.0)%
Other	4.5%	1.3%
Increase in valuation allowance	19.8%	22.9%
Income tax (benefit)	(4.3)%	1.0%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2024	April 30, 2023
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$48,745	$43,788
Foreign net operating loss carryforwards	2,059	2,059
State operating loss carryforwards	1,934	1,578
Federal and New Jersey research and development tax credits	5,404	5,143
Stock compensation	470	662
Accrued expenses	312	474
Other	2,578	1,977
Net deferred tax assets before valuation allowance	$61,502	$55,681
Valuation allowance	$(60,322)	$(54,644)
Deferred tax assets	$1,180	$1,037
Deferred tax liabilities:
Intangibles	$793	$792
Lease liabilities	590	448
Net deferred tax liabilities	$(203)	$(203)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2024 and 2023, based upon the level of historical taxable losses, valuation allowances of $60.3 million and $54.6 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $5.7 million during the year ended April 30, 2024 and increased $7.0 million during the year ended 2023 respectively, due to continuing net operating losses.

As of April 30, 2024, the Company had net operating loss carry forwards for federal income tax purposes of approximately $231.4 million, which begin to expire in fiscal 2024; $97.9 million of the federal carryforward has no expiration, but the deductibility of such federal net operating losses may be limited to 80% of our taxable income in future years. The Company also had federal research and development tax credit carry forwards of approximately $4.3 million as of April 30, 2024, which begins to expire in 2024. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that as a result of multiple ownership changes, as described in Section 382 of the Internal Revenue Code, its ability to utilize these NOL’s and research and development tax credit have been significantly limited.

In addition, as of April 30, 2024, the Company had state net operating loss carry forwards of approximately $27.7 million which begin to expire in 2042, which also may be limited to utilization limitations. Further, as of April 30, 2024, the Company had foreign net operating loss carry forwards of approximately $10.8 million. The ability to utilize these carry forwards may also be limited due to ownership changes.

Income Tax Benefit

The Company has sold New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer programs, which has resulted in $1.3 million and $0.3 million of tax benefit related to the fiscal year ended April 30, 2024 and 2023, respectively, from the sale of New Jersey net operating losses and research and development credits. New Jersey-based technology or biotechnology companies with fewer than 225 US employees may be eligible to sell net operating losses and research and development tax credits to unaffiliated corporations, up to a maximum lifetime benefit of $20.0 million per business.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company is currently undergoing an income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed. At April 30, 2024 and 2023, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next fiscal year, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period after utilization.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits.

(15) Commitments and Contingencies

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when its Spanish branch was closed. On July 30, 2018, the Spanish tax inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. During the year ended April 30, 2022, the Company received notice from the Spanish Central Economic and Administrative Tribunal (“Spanish Tax Administration”) that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,870 or approximately $331,000. On January 25, 2021, the Company paid the Spanish Tax Administration €279,870. Notwithstanding that payment, on April 30, 2022, the Company filed its appeal of the decision of the Central Court to the Spanish National Court. The Company expects results of the appeal.to conclude during fiscal year 2025.

Litigation with Paragon Technologies, Inc.

On June 16, 2023, Paragon Technologies, Inc., a Delaware corporation that is an activist investor and a stockholder of the Company (“Paragon”), informed the Company that Paragon was planning a proxy contest against the Company and intended to nominate candidates for election to the Company Board of Directors (the “OPT Board”) at the Company’s 2023 Annual Meeting (the “2023 Annual Meeting”). Subsequently, Paragon disclosed its intention to replace a majority of the six-member OPT Board with initially five purported nominees, including three members of the Paragon Board of Directors, and, thereby, seek control of the Company. In furtherance of Paragon’s threatened agenda, Paragon brought three litigation matters against the Company in the Delaware Court of Chancery.

(a)	(Del. Code §220 Complaint) On July 27, 2023, Paragon filed a complaint in the Court of Chancery of the State of Delaware against the Company seeking to compel the inspection of certain books and records of the Company pursuant to 8 Del. Code § 220. On January 31, 2024, the Court issued a ruling for the Company to deliver certain books and records to Paragon, and the books and records that were subject to the Court’s final order were produced to Paragon on April 8, 2024. No additional activity has occurred.

(b)	(Breach of Fiduciary Duties Complaint) On October 10, 2023, Paragon filed an additional complaint in the Court of Chancery of the State of Delaware against the Company, and the members of its Board of Directors, claiming certain breaches of their fiduciary duties. The complaint sought only injunctive relief against the Company, and not monetary damages, and therefore the financial exposure derived therein was limited to applicable legal fee and costs at that stage, which was material to FY’ 24. On November 2, 2023, Paragon sought leave to amend its complaint to add additional claims. The Court granted this motion for leave to amend, provided that the Court would not delay the hearing on the matters raised in the initial complaint, which was set for November 28, 2023. This hearing on the initial complaint was held and on November 30, 2023, the Court ruled in favor of the Company and denied Paragon’s motion for injunctive relief. The status of the in the amended complaint is still pending. On February 28, 2024, the Company successfully finalized its 2023 annual meeting of stockholders in spite of Paragon’s repeated attempts to contest the meeting. On July 10, 2024, the Company requested Paragon’s counsel to dismiss this litigation, given there has been no activity for 6 months. We are awaiting a response.

(Del. Code §225 Complaint) On April 11, 2024, Paragon filed an action in the Delaware Court of Chancery against the Company, and the members of its Board of Directors, challenging the results of the 2023 Annual Meeting (concluded on February 28, 2024), alleging that a quorum was not present for the meeting. On May 7, 2024, the Company filed its answer, including that the Final Report of the Inspector of Election (which Paragon selected) confirmed that a quorum was present. On June 20, 2024, Paragon filed a Motion to Dismiss the case “without prejudice.” On June 28, 2024, the Company responded to Paragon’s Motion to Dismiss, claiming that the case should be dismissed: (a) “with prejudice”; or (b) “without prejudice,” but in such event Paragon should reimburse OPT’s fees and costs for defending the case.

As clearly evidenced by the above, Paragon has filed three lawsuits against the OPT Board and the Company in an effort to seek control of the Company, without following appropriate governance standards and without offering fair value to the stockholders.

In addition, Sham Gad, the CEO of Paragon has also maintained in public that the nature of Paragon’s proposed investment in the Company was “non-dilutive.” To that point, on April 24, 2024, Paragon made the following “non-dilutive $3MM preferred stock” offer to the Company: “...The preferred would have the option to be convertible to common stock, at $0.05 a share, or 25% of the 30-day average trading price, whichever is higher...”. After the Board correctly rejected the $3MM preferred stock offer, on June 7, 2024, Paragon issued a press release that proclaimed its offer was non-dilutive. In fact, Paragon’s offer was highly dilutive because the offer stipulated that the proposed OPT preferred stock to be issued to Paragon would be convertible to OPT common stock at a 75% discount to the fair market value of the common stock. The Paragon offer thus essentially amounted to a change in control of the Company at 25% of its fair market value.

In order to defend the best interests of the Company’s shareholders against Paragon’s lawsuits and public statements, the Company has spent approximately $3.9 million in fees and costs.

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

(16) Operating Segments and Geographic Information

The Company’s business consists of one segment as the revenue associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and our chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates on a worldwide basis with one operating company in the U.S. and one operating subsidiary in the UK. Revenue and expenses are generally attributed to the operating unit that bills the customers. Geographic information is as follows:

	Year Ended April 30, 2024
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenue from external customers	$5,278	$247	$—	$5,525
Operating (loss) income	(29,548)	217	—	(29,331)
Right-of-use assets, net	2,405	—	—	2,405
Long-lived assets	3,443	—	—	3,443
Total assets	28,704	—	—	28,704

	Year Ended April 30, 2023
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenue from external customers	$2,389	$90	$253	$2,732
Operating (loss) income	(29,271)	6	49	(29,216)
Right-of-use assets, net	1,751	—	—	1,751
Long-lived assets	1,280	—	—	1,280
Total assets	53,374	—	—	53,374

(17) Employee Benefits

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

The Company matches employee contributions dollar for dollar up to the first 3% and fifty cents on the dollar for each additional 1% up to 9% for a maximum match contribution of 6%. The aggregate employer 401(k) match expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2024 and 2023 was approximately $0.3 million and $0.3 million, respectively.

The Company may also provide for a voluntary contribution to the plan which is approved by the Company’s Board of Directors on an annual basis. All participants immediately vest on the date of distribution.

