Form 10-K/A
period 2024-04-30
Ocean Power Technologies, Inc.
filed 2024-08-28
CIK 1378140

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

The number of shares outstanding of the registrant’s common stock as of August 26, 2024 was 95,573,789.

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

i

Explanatory Note

This Amendment No. 1 to Form 10-K (this Amendment No.1) amends the Ocean Power Technologies, Inc. (“we”, “us”, “our” or the “Company”) Annual Report on Form 10-K for the fiscal year ending April 30, 2024, as originally filed with the Securities and Exchange Commission (“SEC”) on July 25, 2024 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed within 120 days after the end of our fiscal year ended April 30, 2024.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board is composed of six highly qualified and experienced directors, five of whom are independent. All of the directors bring to our Board of Directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. Collectively, our directors possess a broad and diverse set of skills and experiences, including in the energy, maritime, marine data acquisition and government sectors as well as the areas of engineering design, manufacturing, operations, government contracting and procurement, information technology, cybersecurity, environment and sustainability, finance, governance, mergers and acquisitions, capital markets, capital allocation, capital structure, risk management, and strategic planning.

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

Name	Age	Position(s) with the Company	Served as Director From
Terence J. Cryan	62	Chairman of the Board and Independent Director	2012
Philipp Stratmann	45	President, Chief Executive Officer, and Director	2021
Clyde W. Hewlett	69	Independent Director	2020
Diana G. Purcel	58	Independent Director	2020
Peter E. Slaiby	66	Independent Director	2020
Natalie Lorenz-Anderson	61	Independent Director	2021

Terence J. Cryan has been a member of our Board of Directors since October 2012 and Chairman of the Board since June 2014. Mr. Cryan was our lead independent director from October 2013 to June 2014 when he became Chairman of the Board. Mr. Cryan currently serves as a Managing Director of MACCO Restructuring Group, LLC, which provides qualified interim leadership and advice to stakeholders across a broad spectrum of business sectors. Since August 2017, Mr. Cryan has served as the Chairman of the Board of Westwater Resources, Inc. Mr. Cryan has served on the boards of directors of a number of other publicly traded companies including Uranium Resources, Inc. from 2006 to 2016; Global Power Equipment Group Inc. from 2008 to 2017; Superior Drilling Products from May 2014 to 2016; Gryphon Gold Corporation from 2009 to 2012; and The Providence Service Corporation from 2009 to 2011. Mr. Cryan served as President and CEO of Global Power Equipment Group Inc., from March 2015 until July 2017. From September 2012 until April 2013, Mr. Cryan served as interim President and CEO of Uranium Resources, Inc., and was elected as Chairman of the Board of Directors of Uranium Resources, Inc. in June 2014 and served until March 2016. Mr. Cryan is also a former investment banker with extensive experience advising public companies across a broad array of industries on mergers and acquisitions and capital markets transactions. Mr. Cryan earned his Bachelor of Arts degree from Tufts University iand a Master of Science degree in Economics from The London School of Economics . In addition, Terence Cryan was named a Board Leadership Fellow by the National Association of Corporate Directors. We believe Mr. Cryan’s qualifications to sit on our Board of Directors include his significant experience in financial matters, his prior board and executive management experience at other companies, his broad energy technology industry background and his extensive expertise in financings, capital markets, and mergers and acquisitions.

Philipp Stratmann has served as our President, Chief Executive Officer, and a member of our Board of Directors since June 2021. Prior to this, Mr. Stratmann served as Vice President – Global Business Development of the Company since 2019. Prior to that, he was Vice President, Biofuels for Velocys, which he joined in 2015 as Business Development Director. He previously served as General Manager Global Development and West Africa for InterMoor and has held leadership positions with Acteon Group and Ernst & Young, in addition to experience with VT Group and Shell. He is a graduate of the United Kingdom’s University of Southampton, where he received his Engineering Doctorate and his Master of Engineering degree in Ship Science. He also served in the German Navy in 2001 and 2002, in roles including as an instructor in naval engineering. We believe Mr. Stratmann’s significant leadership experience in the energy and maritime industries qualifies him to serve on our Board of Directors.

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

Diana G. Purcel has served on the Board of Directors since December 2020. As an emerging voice on corporate governance and strategy, Ms. Purcel was named as a Director to Watch by Directors & Boards magazine and is NACD Director Certified®. Ms. Purcel has 20 years of experience as a chief financial officer, including 17 years with small cap publicly traded companies. Since April 2022, Ms. Purcel has served on the board of directors of PetMed Express, Inc. (NASDAQ: PETS) on their Audit Committee, Compensation Committee, Governance and Nominating Committee and since July 2022, as the Audit Committee Chair. From December 2017 to December 2023, she served on the Board of Directors, and as a member of the executive committee and chair of the finance committee, for the Animal Humane Society. From March 2019 to June 2021 (when the company was sold), Ms. Purcel served on the Board of Directors for Now Boarding. From 2005 to 2008, Ms. Purcel served on the Board of Directors for Multicultural Foodservice and Hospitality Alliance, as the chair of its audit committee. From April 2018 until May 2019, Ms. Purcel served as executive vice president and Chief Financial Officer for EvineLive, Inc. (NASDAQ: EVLV), now known as iMedia Brands, Inc. (NASDAQ: IMBI), an interactive video and digital commerce company. From September 2014 until June 2017, Ms. Purcel served as the Chief Financial Officer for Cooper’s Hawk Winery & Restaurants, LLC, which operated restaurants, manufactured private-label wines, and managed the largest wine club in the world. From 2003 until 2014, Ms. Purcel served as Chief Financial Officer and Corporate Secretary for Famous Dave’s of America, Inc. (at the time, NASDAQ: DAVE), which franchised and operated a casual dining restaurant chain of almost 200 locations in over 35 states. From September 2002 to June 2003, Ms. Purcel served as Chief Financial Officer, and from April 1999 to September 2002, as Vice President, Controller and Chief Accounting Officer of Paper Warehouse, Inc. (OTC:PWHS), a party-goods retailer and franchisor in 10 states. Ms. Purcel has also worked with Arthur Andersen & Co, from 1988 to 1993 as a certified public accountant and senior auditor, and with other companies including Target Corporation (from 1994 to 1998 as a senior analyst). Ms. Purcel holds a Master’s in Business Administration from the University of St. Thomas, a Bachelor of Science in Management, with a concentration in Accounting, from Tulane University, and is a certified public accountant (inactive). Ms. Purcel brings significant financial experience and expertise, and is considered to be an “audit committee financial expert” within the meaning of Item 407(d) (5) of Regulation S-K. We believe that Ms. Purcel’s significant financial, strategy, and governance experience as a Chief Financial Officer in numerous public and private entities over a 20-year period qualifies her to serve on our Board of Directors.

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

Natalie Lorenz-Anderson has served on the Board of Directors since December 2021. Ms. Lorenz-Anderson is NACD Director Certified® and was named as a Director to Watch by Boards & Directors Magazine citing her expertise in Cybersecurity, Environment and Sustainability, and US Government contracting. Ms. Lorenz-Anderson has over 40 years of experience with government contracting and various technology fields including cybersecurity, privacy, risk management, information technology, energy, and solutions management across multiple markets including Defense, National Security, Energy, Environment, and Health including 18 years as a Partner and Senior VP with Booz Allen Hamilton Inc.. She is a limited partner and advisory member of the Board of Safar Partners LLC, a seed-stage technology venture fund focusing on clean energy, AI, and health sciences (since 2019), a Board director for 247Solar Inc, commercializing a combined heat and power solar energy solution for multiple global markets (since 2021) . She, is the President of the MIT Alumni Association Board of Directors, and Ex-Officio member of the MIT Board of Trustees as well as a member of the MIT Institute for Data, Systems and Society (IDSS) Visiting Committee. She previously served as a member of the Whiting School of Engineering Advisory Board (2011-2022), and a member of the Board and Executive Committee (since 2008) and former Chair of the Board for AFCEA International, an association that enables military, government, industry and academia to align technology to meet the needs of those who serve in critical areas, which include defense, security, cyber and intelligence (from 2008-2010), From 2017 to Present, Ms. Lorenz-Anderson has been working with 247Solar Inc, currently serving as the Chief Operating Officer. From 1984 until 2017, Ms. Lorenz-Anderson enjoyed a career in Cybersecurity and DoD/classified markets business leader with Booz Allen Hamilton, holding multiple US DoD clearances for over 30 years. Ms. Lorenz-Anderson obtained her Bachelor of Science degree in Electrical Engineering from MIT in 1984 and Master of Science degree in Electrical Engineering from John Hopkins University in 1989. We believe that Ms. Lorenz-Anderson’s significant experience in government (particularly Department of Defense) contracting, information technology, cybersecurity, energy, and the environment qualifies her to serve on our Board of Directors.

Executive Officers

We have two executive officers who are not directors:

Name	Age	Position(s) with the Company
Robert Powers	53	Senior Vice President & Chief Financial Officer
Matthew Burdyny	41	Chief Commercial Officer

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

Matthew Burdyny was appointed by OPT in November 2023 as Chief Commercial Officer of the Company. Matt previously served as the Company’s Vice President, Global Sales & Marketing since March 2022. Prior to working with the Company, he had thirteen years with Teledyne Marine, a segment of Teledyne Technologies, bringing strong experience in sales, business development, marketing, and product development. Most recently Matt was Vice President, Strategy & Business Development at Teledyne Marine, a group of leading-edge undersea technology companies, where he drove segment growth, defining key market opportunities and acquisitions, while leading a sales organization. Matt received a Bachelor of Mechanical Engineering degree from University of Victoria and a Master’s degree in Management from Harvard University.

Audit Committee

During the year ended April 30, 2024, the members of our Audit Committee were Diana G. Purcel, Peter E. Slaiby, and Terence Cryan. Ms. Purcel is the chair of the Audit Committee. The Board of Directors has determined that Ms. Purcel is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee met 5 times in fiscal 2024. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by 303A.02 of the NYSE American Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Audit Committee assists our Board of Directors in its oversight of the integrity of our consolidated financial statements, our independent registered public accounting firm’s qualifications, independence, and performance.

Our Audit Committee’s responsibilities include: appointing, approving the compensation of, and assessing the independence of, our independent registered public accounting firm; overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from our independent registered public accounting firm; reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures; recommending to the Board whether the Company’s audited financial statements be included in our Annual Report on Form 10-K; monitoring our internal controls over financial reporting, disclosure controls and procedures and corporate code of business conduct and ethics; establishing procedures for the receipt and retention of accounting related complaints and concerns; reviewing related party transaction; ratifying the charter of our disclosure controls committee; reviewing and assessing management risk assessment and risk management; meeting independently with our independent registered public accounting firm, our internal audit services firm, and management; and preparing the Audit Committee report required by SEC regulations.

Corporate Governance

Our Board of Directors believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our shareholders. This section describes key corporate governance guidelines and practices that our Board has adopted. Complete copies of our corporate governance guidelines, committee charters and corporate code of business conduct and ethics are available on the corporate governance section of our website, www.oceanpowertechnologies.com. Alternatively, you can request a copy of any of these documents by writing to our Secretary at 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

Code of Ethics

We have adopted a corporate code of business conduct and ethics that applies to our employees, officers (including our principal executive officer and principal financial officer) and independent directors. The corporate code of business conduct and ethics is posted on our corporate website at Corporate Governance | Ocean Power Technologies and can also be obtained free of charge by sending a request to our Secretary at 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831. Any changes to or waivers under the corporate code of business conduct and ethics as it relates to our chief executive officer, chief financial officer, chief commercial officer, controller, or persons performing similar functions must be approved by our Board of Directors and will be disclosed in a Current Report on Form 8-K within four business days of the change or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in a timely manner during the year ended April 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

We have structured our Board compensation to have a significant equity component that exceeds the cash component to align the interests of our directors with the interests of our shareholders. For Board service during fiscal year 2024, the Board of Directors approved, for each non-employee director, an annual payment of $70,000 and restricted share units of our common stock equal in value to $75,000. Each non-employee director also receives a per annum supplement ranging from $8,000 to $30,000 for each committee that they belong to or chair. In addition, the Chairman of the Board annually receives an additional $75,000.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by the Nominating and Corporate Governance Committee of our Board of Directors.

The following table summarizes compensation paid to each of our non-employee directors who served during fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Terence J. Cryan	$202,000	$75,000	$—	$277,000
Clyde W. Hewlett	$90,000	$75,000	$—	$165,000
Diana G. Purcel	$116,000	$75,000	$—	$191,000
Peter E. Slaiby	$110,000	$75,000	$—	$185,000
Natalie Lorenz-Anderson	$78,000	$75,000	$—	$153,000

During fiscal year 2024, each non-executive Board member was granted 241,935 restricted stock units for Board service which represents a value of $75,000 for each member.

EXECUTIVE COMPENSATION

Our Compensation Committee is responsible for overseeing the compensation of our named executive officers (NEOs), including the design, review, approval, and implementation of all compensation programs. The goal of the Compensation Committee is to ensure that our compensation practices are aligned with our business strategies and objectives and that the total compensation paid to each of our named executive officers is fair, reasonable, and competitive. During fiscal year 2024, our Company had four NEOs: (1) the President and Chief Executive Officer (CEO); (2) the Senior Vice President and Chief Financial Officer (CFO), (3) the Principal Accounting Officer, Controller and Treasurer (no longer employed at April 30, 2024), and (4) the Chief Commercial Officer.

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

The full Board of Directors also conducts an annual evaluation of the CEO, which is designed to help assess the CEO’s performance against established goals and objectives and provide additional feedback for the Compensation Committee.

Stock Ownership and Holding Guidelines Policy

At the recommendation of the Nominating and Corporate Governance Committee, during fiscal 2024, the Board amended its stock ownership and holding guidelines for all NEOs and all independent directors. The guidelines are designed to increase stock ownership over time and thereby align their interests with the interests of shareholders. For the CEO, the guidelines now provide for the achievement of stock ownership of 5 times base salary over a period of 5 years. For the CFO and CCO, the guidelines now provide for the achievement of stock ownership of 3 times base salary over a period of 5 years. For the independent directors, the guidelines now provide for the achievement of stock ownership of one times the annual cash retainer for each full year of service over a period of 5 years.

Compensation Clawback Policy

In 2023, the Board adopted a Compensation Clawback Policy which is compliant with the requirements of the NYSE American and the SEC. Under the policy, if OPT is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, OPT could determine to recover from any current or former executive officers incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was required. The recoverable amount is the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. This would apply even if the executive officer did not engage in any misconduct or had no responsibility for the errors. The Compensation Committee has the full and final authority to make all determinations under this policy.

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

● Short-term incentive (STI) programs that provide yearly cash bonus awards, where warranted, designed to incentivize, and reward executives for executing against predetermined business objectives with demonstrated performance; and

● Long-term incentive (LTI) programs that provide equity-based incentive compensation, over a multi-year period, which further align executive and shareholder interests. Grants prior to fiscal year 2022 had been primarily in the form of Non-qualified Stock Options (NQSOs). For fiscal years 2023 and 2024 NEOs received equity grants in the form of Restricted, Stock Units (RSUs) instead of NQSOs. For fiscal year 2025 and beyond, our intention is for NEOs to continue to receive equity grants in the form of RSUs. The value of LTI compensation is based upon the market value of our common stock that requires continued service, with the majority of the vesting criteria tied to the attainment of certain performance goals.

Determining and Setting Executive Compensation

The Compensation Committee works closely with key members of management to set the compensation for the Company’s non-NEO executives. Under direction by, and oversight from, the Compensation Committee, management develops recommendations for the Company’s compensation plans by utilizing market data sourced from publicly available compensation sources. This includes reputable on-line compensation surveys for comparable executive positions that review a broad selection of national and regional companies, which the Company believes it may compete with for executive talent. These companies are considered to be comparable to the Company in terms of public ownership, organizational structure, size, and stage of development. The Compensation Committee reviews the results of any compensation analyses, and recommendations by management are reviewed with and approved by the Compensation Committee annually; however, if the Company becomes aware within the year that a market adjustment is required based on market or other data, the Compensation Committee can make changes as necessary. The Compensation Committee argets compensation for our executives within a competitive range, generally at the market 50th percentile. Other considerations, including the unique nature of our business, the experience level of an executive, performance, tenure, and other market and/or relevant factors may dictate variations to this general target.

In addition to traditional benchmarking metrics, such as product sales, revenue and profits, the additional factors the Compensation Committee typically considers when determining the STI and LTI compensation of our NEOs’ compensation include:

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

	For	Against	Abstain

2023 Annual Meeting	63%	31%	6%

2022 Annual Meeting	70%	22%	8%

2021 Annual Meeting	78%	12%	10%

The Board and Compensation Committee continue to focus on driving NEO performance against specific goals and ensuring that the interests of management and shareholders are aligned properly. Accordingly, as part of our governance processes, we continually review our incentive programs, including equity vehicles that better align with our shareholders, in addition to our governance policies.

LTI Goals

In January 2022, the Company adopted a new program for LTI awards. Pursuant to the new program NEOs, vice presidents, and select other direct reports to the Chief Executive Officer received RSUs while the rest of the Company’s employees receivedNQSOs. NQSOs are subject to time-based vesting, while RSUs are subject to both time-based and performance-based vesting criteria. Performance-based vesting is subject to a total shareholder return (“TSR”) formula, which allows for vesting in the second year if the TSR metric is not achieved in the first year, and for vesting in the third year if the TSR metric is not achieved for the second year. The TSR metric has two components – an absolute TSR metric that evaluates the performance of our common stock year-over-year, and a relative TSR metric that evaluates the performance of our common stock against a defined index, the Russell 3000 Microcap index. One-third of RSU awards vest over time, one-third vest as absolute TSR metrics are achieved and one-third vest as relative TSR metrics are achieved. LTI awards granted in January 2022 and January 2023 were granted under this revised program. In January 2024 the Company adopted a new program for LTI awards. Pursuant to the new program all employees received RSUs subject to both time-based and performance-based vesting criteria. One third of the RSUs shall vest equally over time on January 31, 2025, on January 31, 2026, and on January 31, 2027. One third of the RSUs shall vest over time based upon achieving and maintaining various specified ISO certifications by January 2027. Progress toward these targets and annual vesting will be determined by OPT’s Compensation Committee on January 31, 2025, on January 31, 2026, and on January 31, 2027. One third of the RSUs shall vest over time based upon the achieving specified cumulative contracted bookings targets by January 2027. Contracted bookings will be assessed on a gross basis, but excluding options, and any terminations will be subtracted from the total. Progress toward this target and annual vesting will be determined by OPT’s Compensation Committee on January 31, 2025, on January 31, 2026, and on January 31, 2027. As long as the Company is within 95% of the bookings target in year 1 and 2, 1/3 of the total grant will vest. Year 3 is then a makeup year that allows for overperformance (if at least 120% of total is achieved), or catchup (if 100% of total cumulative target is achieved), or it balances out based on the total cumulative achievement. Finally, upon the attainment of positive TSR for each of the years ended January 31, 2025, 2026, and 2027, respectively, an additional 10% of the shares awarded on January 31, 2024 will be granted – issued and assessed annually, with immediate vesting. For the avoidance of doubt, positive TSR will be calculated based on the share price 12 months prior using the 10 day VWAP. Shares awarded annually will be either 0% or 10% based upon the analysis above, with no extrapolation. Total cumulative awarded shares are capped at 30% and there is no penalty for not achieving positive TSR

STI Goals for Fiscal Year 2023

In May 2022, the Compensation Committee developed objectives for the STI plan for the NEOs for fiscal year 2023. The Compensation Committee established objectives across three main categories; financial performance, operational performance, and safety performance as reflected in the following table. For Operational and Safety and Quality metrics management identified specific measurement criteria which had been approved by the Compensation Committee.

Category	Metric	Measurement	Target Points
Financial	New Bookings	$5.3M OPT new bookings	25
Financial	New Bookings	$2.5M Autonmous Vehichle new bookings	25
Financial	New Bookings	$1.5M Consulting new bookings	10
Operational	Manufacturing		10
Operational	Demonstrations		10
Operational	PB2.0		10
Safety and Quality	Proactive Measures Implementation		5
Safety and Quality	Lost Time Incidents		5
Total			100

In addition, the Compensation Committee established a threshold for obtaining any STI award for fiscal year 2023. A 75% threshold was established, and upon attainment, a 50% award would be made. Between 75% and 100%, the award would be linearly interpolated, and between 100% and 200% (the maximum award), the award would be interpolated.

STI Goals for Fiscal Year 2024

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

NEOs, vice presidents, and select other direct reports to the Chief Executive Officer will receive RSUs while the rest of the Company’s employees received NQSOs. NQSOs are subject to time-based vesting, while RSUs are subject to both time-based and performance-based vesting criteria. Performance-based vesting is subject the same TSR formula as in 2023.

Compensation Considerations and Decisions for Fiscal Year 2024/2025

In July 2024, the Compensation Committee held a meeting to address management’s recommendation for fiscal year 2025 in terms of salary changes and the fiscal year 2024 STI bonus pool. The Compensation Committee assessment included a review of the Company’s scorecard for the fiscal year.\s. The Compensation Committee determined that the overall performance of the Company in terms of meeting the targets for the fiscal year included in the scorecard had resulted in the attainment of 82 points out of a total 100 possible points. Accordingly, based upon the formula noted above, the business portion of the bonus was earned at the rate of 64% of target bonus for the majority of the Company’s eligible employees. A small number of employees received 100% of their target bonus based upon outstanding performance.

Considering the overall performance of the Company for the fiscal year, and particularly the performance reviews of high performing individuals within the staff, the Compensation Committee approved management’s recommendation for the STI pool for the fiscal year , and the STI pool resulted in a total of approximately $1,060,000 in bonus awards across the Company. No salary adjustment was granted for fiscal year 2025

In terms of NEOs compensation and STI bonus, the Compensation Committee approved that the NEOs receive 64% of their respective target bonuses for fiscal year 2024, and that no pay increases would be granted for fiscal year 2025 at this time. Pay raises will be considered again during the second half of fiscal 2025.

STI Goals Fiscal Year 2025

In its July 2024 meeting, the Compensation Committee also developed objectives for the STI plan for the NEOs for fiscal year 2025. The Compensation Committee established objectives across two main categories; financial performance and safety and quality performance as reflected in the following table. Management has identified specific measurement criteria which has been approved by the Compensation Committee.

Category	Metric	Measurement	Target Points
Financial	New Bookings	$18M new bookings = 100% of target points. No points awarded <$13.5M	30
Financial	Revenue	$12.5M = 100% of target points. No points awarded <$9.38M	40
Financial	Adjusted Operating Income	$10M operating loss = 100% of target points. No points awarded if operating loss >$12.5M	15
Safety and Quality	Proactive Measures Implementation		5
Safety and Quality	Total Recordable Incident Rate		10
Total			100

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid by us during the fiscal years ended April 30, 2024, and 2023 to our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)

Philipp Stratmann	2024	$372,600	$179,803	$289,042	$—	$17,444	$858,889
President and Chief Executive Officer	2023	$360,000	$167,400	$319,493	$—	$21,175	$868,068

Robert Powers	2024	$301,392	$96,961	$155,868	$—	$17,787	$572,008
Senior Vice President and Chief Financial Officer	2023	$291,200	$90,272	$172,290	$—	$8,736	$562,498

Matthew Burdyny	2024	$250,000	$72,385	$136,125	$—	$15,613	$474,123
Chief Commercial Officer	2023	$245,000	$110,250	$59,300	$—	$1,225	$415,775

Joseph DiPietro	2024	$196,650	$—	$25,425	$—	$5,911	$227,986
Controller and Treasurer (Former)	2023	$190,000	$29,450	$30,659	$—	$3,325	$253,434

(1) Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements due to increases in salary levels and mid-year hire dates.

(2) This amount represents bonuses earned by the named executive officers for fiscal years 2024 and 2023. For fiscal year 2024 and 2023 the Compensation Committee awarded bonuses in accordance with performance results.

(3) The amounts in the “Stock Awards” column are subject to the vesting criteria described above and reflect the aggregate grant date fair value of restricted stock units granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 12 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024.

(4) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 12 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024.

(5) All amounts in fiscal 2024 and 2023 were related to the Company’s matching contributions to the 401(K) Plan. For fiscal year 2023 the Company elected to make a discretionary contribution to the 401(K) plan equal to 1.5% of base compensation for all eligible employees. This discretionary contribution is included in the matching contribution to the 401(K) noted above.

Employment Agreements

Philipp Stratmann – President, Chief Executive Officer, and Director

Effective June 18, 2021, in connection with his appointment as Chief Executive Officer and President, Mr. Stratmann entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement Mr. Stratmann is eligible for an annual, discretionary, performance-based bonus targeted at 75% of base salary on such terms and conditions as may be determined by the Board or its Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the Company’s 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), subject to such terms and conditions as may be determined by the Board or its Compensation Committee. Mr. Stratmann will receive an annual base salary of $372,600 for fiscal year 2025.

If he is terminated other than for cause, he will receive 12 months of salary as severance. Mr. Stratmann is also subject to covenants regarding non-competition, non-solicitation, and confidentiality.

Robert Powers - Senior Vice President and Chief Financial Officer

Effective December 13, 2021, in connection with his appointment as Senior Vice President and Chief Financial Officer, Mr. Powers entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement, Mr. Powers is eligible for an annual, discretionary, performance-based bonus targeted at 50% of base salary on such terms and conditions as may be determined by the Board or its Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the 2015 Plan, subject to such terms and conditions as may be determined by the Board or its Compensation Committee. Mr. Powers will receive an annual base salary of $301,392 for fiscal 2025.

If Mr. Powers is terminated other than for cause (or Mr. Powers quits for good reason), he will receive six months of salary as severance. Mr. Powers a is also subject to covenants regarding non-competition, non-solicitation, and confidentiality.

Matthew Burdyny – Chief Commercial Officer

Effective November 9, 2023, in connection with his appointment as Chief Commercial Officer Mr. Burdyny entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement, Mr. Burdyny will receive an annual base salary not to exceed $250,000, is eligible for an annual, discretionary, performance-based bonus targeted at 45% (for the remainder of the 2023 fiscal year) and 50% (for the 2024 fiscal year and beyond) of base salary on such terms and conditions as may be determined by the Board or the Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the 2015 Plan, subject to such terms and conditions as may be determined by the Board or its Compensation Committee. At the time of signing the Employment Agreement, he received a one-time grant of 25,000 restricted stock units under the 2015 Plan that vest, if at all, over two years, 1/6 on each of the first and second anniversary of the date of grant, and 1/3 in each year based on achievement of certain performance targets.

If Mr. Burdyny is terminated other than for cause (or Mr. Burdyny quits for good reason), he will receive six months of salary as severance. He is also entitled to certain other severance payments in connection with a change of control or non-renewal of the Employment Agreement. Mr. Burdyny is also subject to covenants regarding non-competition, non-solicitation and confidentiality.

Information is not provided for Mr. DiPietro’s employment agreement as he no longer worked for the Company as of April 30, 2024.

2024 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2024:

	Option Awards					Stock Awards
Name and Principal Position	Numbers of Shares Underlying Unexercised Options (#) Exercisable	Numbers of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Philipp Stratmann	9,333	—	$2.93	1/14/2031	(1)
President and Chief Executive Officer						1,595,594	(2)	$303,163

Robert Powers	—	—	—	—		858,696	(3)	$163,152
Senior Vice President and Chief Financial Officer

Matthew Burdyny	—	—	—	—		612,246	(4)	$116,327
Chief Commercial Officer

(1) Represents stock options granted January 14, 2021 relating to an aggregate of 9,333 shares which vest over a two-year period based on service requirements.

(2) Represents restricted stock units, with market based conditions, (A) granted on January 14, 2022 relating to an aggregate 84,000 of which vest over a three- year period when certain market price targets are met, (B) granted on January 19, 2023 relating to an aggregate 339,707 of which vest over a three- year period when certain market price targets are met, and (C) granted on February 1, 2024 relating to an aggregate 1,171,887 of which vest over a three-year period when certain market price and performance targets are met..

(3) Represents restricted stock units, with market based conditions, (A) granted on January 14, 2022 relating to an aggregate 43,555 of which vest over a three-year period when certain market price targets are met, (B) granted on January 19, 2023 relating to an aggregate 183,190 of which vest over a three-year period when certain market price targets are met, and (C) granted on February 1, 2024 relating to an aggregate 631,951 of which vest over a three-year period when certain market price and performance targets are met.

(4) Represents restricted stock units, with market based conditions, (A) granted on January 19, 2023 relating to an aggregate 63,052 of which vest over a three-year period when certain market price targets are met, (B) granted on November 9, 2023 related to an aggregate of 25,000 which vest after a two-year period when certain market price targets are met, and (C) granted on February 1, 2024 relating to an aggregate 524,194 of which vest over a three-year period when certain market price and performance targets are met.

Potential Payments upon Termination of Employment or Change in Control

The following information sets forth the terms of potential payments to each of our named executive officers in the event of a termination of employment. The terms cause, good reason and change of control have the meanings given such terms in the executive’s employment agreement.

Termination by Company without Cause; Termination by Executive for Good Reason. Our employment agreement with each of Messer’s. Stratmann, Powers and Burdyny provide, upon the termination of employment other than for cause, or if terminated for good reason, that they have the right to receive severance payments of twelve months of base salary (for Mr. Stratmann) or six months of base salary (for Mr. Powers and Mr. Burdyny).

Termination by Company for Cause; Termination by Executive without Good Reason. Neither Messrs. Stratmann, Powers nor Burdyny are entitled to any benefits in the event of a termination by the Company for cause or by the executive without good reason.

Change in Control. The agreements for Mr. Stratmann, Mr. Powers, and Mr. Burdyny include a double trigger severance clause. In the event of a termination by the Company in connection with a change of control, or by the executive within 90 days of a change of control, the employment agreements for Mr. Stratmann, Mr. Powers, and Mr. Burdyny provide for a payment of twelve, three, and three months, respectively, of base salary. The restricted stock unit agreement provides for accelerated stock vesting upon a change in control.

Termination upon Failure to Renew by the Company. In the event that the Company elects not to renew the employment agreement, and the executive terminates their employment within 30 days of notice of non-renewal, the employment agreements for Mr. Stratmann, and Messs. Powers and Burdyny, provide for a payment of twelve, three and three months, respectively, of base salary.

Qualifying retirement. Under our restricted stock unit agreements with the named executive officers, upon a Qualifying Retirement, 50% of unvested restricted shares will vest immediately. A “Qualifying Retirement” means retirement by the recipient after satisfaction of the conditions in either clause (A) or clause (B): (A) the recipient has both (1) attained the age of 55 and (2) completed at least ten years of employment with the Company; or (B) the sum of the recipient’s age plus the number of years he or she has been employed by the Company equals or exceeds 75 years. In addition, the agreements of Messrs. Stratmann, Powers and Burdyny extend the exercisability of vested options to 90 days after any termination event.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 26, 2024, by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer (c) each director, and (d) all executive officers and directors as a group.

The percentage of common stock beneficially owned is based on 95,573,789 shares of our common stock outstanding as of August 26, 2024. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of August 26, 2024 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by such person, subject to community property laws, where applicable. The street address of each beneficial owner shown in the table below is c/o Ocean Power Technologies, Inc., 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Philipp Stratmann (1)	149,218	*
Terence J. Cryan (2)	258,658	*
Clyde W. Hewlett (3)	181,871	*
Diana G. Purcel (3)	181,871	*
Peter E. Slaiby (4)	206,871	*
Natalie Lorenz-Anderson (5)	162,742	*
Robert Powers (6)	61,832	*
Matthew Burdyny (7)	56,426	*

All director and executive officers as a group (8 individuals)	1,259,489	1%

* Represents a beneficial ownership of less than one percent of our outstanding common stock

(1) Beneficial ownership includes 139,885 shares of our common stock and 9,333 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 28, 2024.

(2) Beneficial ownership includes 207,990 shares of our common stock and 50,668 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 28, 2024.

(3) Beneficial ownership includes 162,742 shares of our common stock and 19,129 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 28, 2024.

(4) Beneficial ownership includes 187,742 shares of our common stock and 19,129 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 28, 2024.

(5) Beneficial ownership includes 162,742 shares of our common stock as of August 28, 2024.

(6) Beneficial ownership includes 61,832 shares of our common stock as of August 28, 2024.

(7) Beneficial ownership includes 56,426 shares of our common stock as of August 28, 2024.

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

(1) Consists of shares of our common stock available for issuance under the 2015 Plan.

(2) Consists of shares of our common stock available for issuance under the 2018 Employee Inducement Incentive Award Plan.

Our equity compensation plans consist of a 2006 Stock Incentive Plan and a 2015 Omnibus Incentive Plan which were approved by our shareholders. Once the 2015 Plan was approved by the shareholders on October 22, 2015, no further stock options or other awards were awarded under the 2006 Stock Incentive Plan and it was terminated. Shares that are forfeited under the 2006 Stock Incentive Plan on or after October 22, 2015, will become available for issuance under the 2015 Plan.

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

The following table summarizes the fees of EisnerAmper, LLP billed to us for each of the last two fiscal years.

	Fiscal Year 2024	Fiscal Year 2023

Audit Fees (1)	$350,700	$319,000
Audit-Related Fees	—	—
Tax Fees (2)	—	3,000
All Other Fees	—	—

Total Fees	$350,700	$322,000

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

All audit services and all non-audit services in fiscal years 2024 and 2023 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

Exhibits Index

Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).
3.6	Certificate of Designations of Series A Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 5, 2024).
4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on July 28, 2023).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
4.3	Description of Company Securities.+++
4.4	Section 382 Tax Benefits Preservation Plan, dated as of June 29, 2023, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement Unit (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.3	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.4	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.5	Form of Restricted Stock Unit Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.6	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.7	Contract between Harbour Energy UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.8	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.9	Contract amendment between Harbour Energy UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.10	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).
10.11	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019). +
10.12	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019). +
10.13	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.14	U.S. Small Business Administration Note dated May 3, 2020 of Ocean Power Technologies, Inc. in favor of Santander Bank, N.A. as the Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020).
10.15	Loan Agreement dated May 3, 2020 between Santander Bank, N.A. and Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020).

10.16	Common Stock Purchase Agreement, dated September 18, 2020, between Ocean Power Technologies, Inc. and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2020).
10.17	Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).
10.18	Stock Purchase Agreement among Ocean Power Technologies, Inc. and the sellers named therein dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).
10.19	Employment Letter between the Company and Robert P. Powers dated effective December 13, 2021* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).
10.20	Fifth Amendment to 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 15, 2021).
10.21	First Amendment to the Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2022).
10.22	Sixth Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 19, 2022).
10.23	Form of Restricted Stock Unit Agreement for Non-Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.24	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.25	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.26	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.27	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.28	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.29	Sales Agreement between the Company and A.G.P./Alliance Global Partners dated March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024).
21.1	Subsidiaries of the registrant +++
23.1	Consent of EisnerAmper LLP. ++
31.1	Certification of Chief Executive Officer ++
31.2	Certification of Chief Financial Officer ++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2024 and 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2024 and 2023, (ii) Consolidated Statements of Operations - for the years ended April 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2024 and 2023, (iv) Consolidated Statements of Shareholders’ Equity - for the years ended April 30, 2024 and 2023 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2024 and 2023, (vi) Notes to Consolidated Financial Statements.***

+ Indicates that confidential treatment has been requested for this exhibit.

++ Filed herewith.

+++ Previously filed.

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

Date: August 28, 2024
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Philipp Stratmann	President, Chief Executive Officer, and Director	August 28, 2024
Philipp Stratmann	(Principal Executive Officer)

/s/ Robert Powers	Senior Vice President and Chief Financial Officer	August 28, 2024
Robert Powers	(Principal Financial Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	August 28, 2024
Terence J. Cryan

/s/ Clyde W. Hewlett	Director	August 28, 2024
Clyde W. Hewlett

/s/ Diana G. Purcel	Director	August 28, 2024
Diana G. Purcel

/s/ Peter E. Slaiby	Director	August 28, 2024
Peter E. Slaiby

/s/ Natalie Lorenz-Anderson	Director	August 28, 2024
Natalie Lorenz-Anderson

