Form 10-Q
period 2025-01-31
Ocean Power Technologies, Inc.
filed 2025-03-17
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2025

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

As of March 14, 2025, the number of outstanding shares of common stock of the registrant was 170,050,563.

OCEAN POWER TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	January 31, 2025	April 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,026	$3,151
Accounts receivable, net	1,626	796
Contract assets	478	18
Inventory	3,949	4,831
Other current assets	752	1,747
Total current assets	16,831	10,543
Property and equipment, net	3,589	3,443
Intangibles, net	3,523	3,622
Right-of-use assets, net	1,772	2,405
Restricted cash, long-term	154	154
Goodwill	8,537	8,537
Total assets	$34,406	$28,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$637	$3,366
Earnout payable	350	1,130
Accrued expenses	2,240	1,787
Right-of-use liabilities, current portion	1,115	774
Contract liabilities	—	302
Total current liabilities	4,342	7,359
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	950	1,798
Total liabilities	5,495	9,360
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding; 100,000 designated as Series A	—	—
Common stock, $0.001 par value; authorized 200,000,000 shares, issued 170,790,707 shares and 61,352,731 shares, respectively; outstanding 170,003,230 shares and 61,264,714 shares, respectively	170	61
Treasury stock, at cost; 787,477 and 88,017 shares, respectively	(1,018)	(369)
Additional paid-in capital	352,468	327,276
Accumulated deficit	(322,664)	(307,579)
Accumulated other comprehensive loss	(45)	(45)
Total shareholders’ equity	28,911	19,344
Total liabilities and shareholders’ equity	$34,406	$28,704

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2025	2024	2025	2024

Revenues	$825	$1,792	$4,545	$3,953
Cost of revenues	628	979	3,106	1,989
Gross margin	197	813	1,439	1,964

Operating expenses	6,072	8,551	15,702	24,648
Gain from change in fair value of consideration	—	(33)	—	(117)
Operating loss	(5,875)	(7,705)	(14,263)	(22,567)

Interest income, net	6	151	13	760
Other income (expense), net	(13)	—	4	—
Loss on disposition of assets	—	(210)	—	(210)
Loss on extinguishment of debt	(838)	—	(838)	—
Foreign exchange gain (loss)	—	1	(1)	2
Loss before income taxes	(6,720)	(7,763)	(15,085)	(22,015)
Income tax benefit	—	1,254	—	1,254
Net loss	(6,720)	(6,509)	(15,085)	(20,761)
Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.13)	$(0.35)
Weighted average shares used to compute basic and diluted net loss per common share	147,543,452	58,865,898	112,630,443	58,790,160

See accompanying notes to unaudited consolidated financial statements.

4

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in $000’s)

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2025	2024	2025	2024

Net loss	$(6,720)	$(6,509)	$(15,085)	$(20,761)
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss	$(6,720)	$(6,509)	$(15,085)	$(20,761)

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Nine Months Ended January 31, 2025
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2024	61,352,731	$61	(88,017)	$(369)	$327,276	$(307,579)	$(45)	19,344
Net loss	—	—	—	—	—	(15,085)	—	(15,085)
Share-based compensation	—	—	—	—	1,331	—	—	1,331
Common stock issued related to bonus and earnout payments	2,864,808	3	—	—	627	—	—	630
Common stock issued upon vesting of restricted shares	2,964,209	2	—	—	—	—	—	2
Issuance of common stock – AGP At The Market Offering, net of issuance costs	66,720,451	67	—	—	16,812	—	—	16,879
Issuance of common stock – Capital Raise, net of issuance costs	21,446,079	22	—	—	2,429	—	—	2,451
Issuance of common stock - Convertible Debt, net of issuance costs	15,442,429	15	—	—	3,993	—	—	4,008
Shares withheld for tax withholdings	—	—	(699,460)	(649)	—	—	—	(649)
Balances at January 31, 2025	170,790,707	$170	(787,477)	$(1,018)	$352,468	$(322,664)	$(45)	$28,911

	Nine Months Ended January 31, 2024
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2023	56,304,642	$56	(40,914)	$(355)	$324,393	$(280,096)	$(45)	43,953

Net loss	—	—	—	—	—	(20,761)	—	(20,761)
Share-based compensation	—	—	—	—	803	—	—	803
Common stock issued related to bonus and earnout payments	2,403,846	3	—	—	1,247	—	—	1,250
Common stock issued upon vesting of restricted stock	786,998	—	—	—	—	—	—	—
Issuance of common stock - Cantor At The Market offering, net of issuance costs	55,604	—	—	—	29	—	—	29
Shares withheld for tax withholdings	—	—	(47,103)	(13)	—	—	—	(13)
Balances at Balance, January 31, 2024	59,551,090	$59	(88,017)	$(368)	$326,472	$(300,857)	$(45)	$25,261

	Three Months Ended January 31, 2025
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at November 1, 2024	124,683,555	$125	(88,017)	$(369)	$338,352	$(315,944)	$(45)	22,119
Net loss	—	—	—	—	—	(6,720)	—	(6,720)
Share-based compensation	—	—	—	—	780	—	—	780
Common stock issued related to bonus and earnout payments	—	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted shares	2,954,209	2	—	—	—	—	—	2
Issuance of common stock – AGP At The Market Offering, net of issuance costs	27,710,514	28	—	—	9,343	—	—	9,371
Issuance of common stock - Convertible Debt, net of issuance costs	15,442,429	15	—	—	3,993	—	—	4,008
Shares withheld for tax withholdings	—	—	(699,460)	(649)	—	—	—	(649)
Balances at January 31, 2025	170,790,707	$170	(787,477)	$(1,018)	$352,468	$(322,664)	$(45)	$28,911

	Three Months Ended January 31, 2024
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at November 1, 2023	58,833,756	$59	(44,988)	$(357)	$326,342	$(294,348)	$(45)	31,651

Net loss	—	—	—	—	—	(6,509)	—	(6,509)
Share-based compensation	—	—	—	—	130	—	—	130
Common stock issued upon vesting of restricted stock	717,332	—	—	—	—	—	—	—
Shares withheld for tax withholdings	—	—	(43,029)	(11)	—	—	—	(11)
Balances at Balance, January 31, 2024	59,551,090	$59	(88,017)	$(368)	$326,472	$(300,857)	$(45)	$25,261

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Nine months ended January 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(15,085)	$(20,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	610	286
Foreign exchange (loss)/gain	(1)	2
Loss on disposal of property and equipment	111	—
Amortization of intangible assets	99	114
Noncash lease expense	633	388
Accretion of discount on investments	—	(277)
Change in contingent consideration liability	—	(117)
Share-based compensation	1,331	803
Loss on extinguishment of debt	838	—
Loss on disposition of assets	—	210
Changes in operating assets and liabilities:
Accounts receivable	(830)	120
Contract assets	(460)	(129)
Inventory	366	(2,416)
Other assets	996	(2,933)
Accounts payable	(2,731)	512
Earnout payable	(150)	(500)
Accrued expenses	453	894
Right-of-use liabilities	(506)	(397)
Contract liabilities	(302)	(510)
Net cash used in operating activities	$(14,628)	$(24,711)
Cash flows from investing activities:
Redemptions of short-term investments	—	31,625
Purchases of short-term investments	—	(7,935)
Purchases of property and equipment	(350)	(1,224)
Net cash (used in)/provided by investing activities	$(350)	$22,466
Cash flows from financing activities:
Cash paid for tax withholding related to shares withheld	$(649)	(13)
Proceeds from on convertible notes	3,171	—
Proceeds from issuance of common stock - At The Market offering, net of issuance costs	16,880	$29
Proceeds from issuance of common stock - Capital Raise, net of issuance costs	2,451
Net cash provided by financing activities	$21,853	$16
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,875	$(2,229)
Cash, cash equivalents and restricted cash, beginning of period	$3,305	$7,103
Cash, cash equivalents and restricted cash, end of period	$10,180	$4,874

Supplemental disclosure of noncash investing and financing activities:
Common stock issued related to bonus and earnout payments	$630	$1,250
Common stock issued related to conversion of convertible debt	15	—
Operating right of use asset obtained in exchange for operating lease liability	—	1,247

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Background, Basis of Presentation and Liquidity

(a) Background

Ocean Power Technologies, Inc. (the “Company” or “OPT”) was founded in 1984 in New Jersey, commenced business operations in 1994 and re-incorporated in Delaware in 2007. The Company provides ocean data collection and reporting, marine power, offshore communications and Maritime Domain Awareness Systems (“MDA” or “MDAS”) products and integrated solutions. The Company’s solutions focus on three major service areas: Data as a Service (“DaaS”), which includes data collected by Wave Adaptive Modular Vessel (WAM-V®) autonomous vehicles and PowerBuoy® product lines; Robotics as a Service (“RaaS”), which provides a lower cost subscription model for customers to access use of WAM-V’s®; and Power as a Service (“PaaS”), which includes PowerBuoy® products. The Company offers products and services to a wide-range of customers, including those in government and offshore energy, oil and gas, construction, wind power and other industries. The Company has been involved in the entire life cycle of product development, from product design through assembly, testing, deployment, maintenance and upgrades, while working closely with partners across the supply chain. The Company’s solutions are based on technologies that enable autonomous, zero or low carbon emitting, and cost-effective data collection, analysis, transportation, cooperation with other assets such as aerial drones, and communication. The Company’s solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. The Company then channels the information it collects, and other communications, through control equipment linked to edge computing and cloud hosting environments. The Company’s goal is to generate most revenue from the sale or lease of products and solutions. The Company expects to continue having net cash outflows until it can generate positive cash flow from the commercialization of products and services.

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

(c) Going Concern Uncertainty

For the nine months ended January 31, 2025, the Company incurred net losses of approximately $15.1 million and used cash in operations of approximately $14.6 million. In addition, the Company has continued to make investments to support order backlog and future growth. For the nine months ended January 31, 2025 and through the date of filing of this Form 10-Q, the Company has obtained additional capital financing through our capital raises with certain investors. Despite this, management believes the Company’s current cash, cash equivalents, and restricted cash balances at January 31, 2025 of $10.2 million may not be sufficient to fund its planned expenditures through March 2026.

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

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Marine Advanced Robotics Inc. (CA), referred to herein as MAR, 3dent Technologies LLC (3Dent), Oregon Wave Energy Partners I LLC (DE), ReedSport OPT WavePark, LLC (OR) and Ocean Power Technologies Ltd. in the United Kingdom. ReedSport OPT WavePark, LLC (OR) and Oregon Wave Energy Partners I, LLC (DE) were dissolved during the first quarter of fiscal 2024. 3dent was sold in November 2023 and the consolidated financial statements for the three and nine months ended January 31, 2024 include 3dent’s results of operations for the applicable periods through the date of sale. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account. The Company had cash, cash equivalents and restricted cash of approximately $10.2 million and $3.3 million as of January 31, 2025 and April 30, 2024, respectfully.

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

	January 31, 2025	April 30, 2024
	(in thousands)
Cash and cash equivalents	$10,026	$3,151
Restricted cash- long term	154	154
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,180	$3,305

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

(e) Accounts Receivable

Accounts receivable are stated at the net amount expected to be collected. Amounts are usually due between 30 and 90 days after the invoice issuance. The Company is exposed to credit losses primarily on accounts receivable and contract assets related to sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. Based on these factors, management has determined the allowance for credit losses of approximately $100,000. Expected credit losses are written off in the period in which the financial assets are no longer collectible.

The Company grants credit to its customers, generally, without collateral, under normal payment. Generally, invoicing occurs after the services are performed or control of the product has transferred to the customer. Accounts receivable represent an unconditional right to consideration arising from the Company’s performance under contracts with customers.

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

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with entities with a reliable and predictable payment history. The Company invests its excess cash in a money market fund and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to maturity investments.

For the nine months ended January 31, 2025 and 2024, the Company had four and five customers, respectively, whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 73% and 36% of the Company’s total revenues for the respective periods. For the three months ended January 31, 2025 and 2024, the Company had three and two customers, respectively, whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 95% and 85% of the Company’s total revenues for the respective periods.

(i) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the nine months ended January 31, 2025 and 2024 was approximately $1.3 million and $0.8 million, respectively. For the three months ended January 31, 2025 and 2024, the aggregate share-based compensation expense was approximately $0.8 million and $0.1 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation as they occur.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of January 31, 2025 or 2024. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfilment costs in costs of revenues and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the nine-month period ended January 31, 2025, the Company recognized approximately $4.0 million in revenue related to performance obligations satisfied at a point in time and approximately $0.5 million in revenue related to performance obligations satisfied over time. During the three-month period ended January 31, 2025, the Company recognized approximately $0.4 million in revenue related to performance obligations satisfied at a point in time and approximately $0.4 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the nine-month periods ended January 31, 2025 and 2024, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

The Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company’s accounts receivable balance is made up entirely of customer contract-related balances.

The Company’s revenue also includes revenue from certain contracts which do not fall within the scope of ASC 606, but under the scope of ASC 842, “Leases”. At inception of a contract for those classified under ASC 842, the Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All others are treated as operating leases. The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term, or as agreed upon in-use days are utilized, which is presented in Revenues in the Consolidated Statement of Operations. The Company also enters into lease arrangements for its PowerBuoys® and Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PowerBuoy®, WAM-V®, and components, while non-lease elements, which the Company expects to become more prevalent, generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided with an option to extend the lease term or purchase the leased buoy or WAM-V® at some point during and/or at the end of the lease term.

As of January 31, 2025, the Company’s total remaining performance obligations, also referred to as backlog, totalled $7.5 million as compared to $3.3 million as of January 31, 2024.

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

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The table below represents the total revenue recognized under ASC 606 and ASC 842 for the three and nine months ended January 31, 2025 and 2024.

	Nine months ended January 31, 2025			Nine months ended January 31, 2024
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$3,996	$206	$4,202	$1,625	$896	$2,521
Buoy	343	—	343	950	—	950
Services	—	—	—	482	—	482
Total	$4,339	$206	$4,545	$3,057	$896	$3,953

Region:
North and South America	$3,046	$—	$3,046	$3,025	$750	$3,775
EMEA	1,291	206	1,497	32	146	178
Asia and Australia	2	—	2	—	—	—
Total	$4,339	$206	$4,545	$3,057	$896	$3,953

	Three months ended January 31, 2025			Three months ended January 31, 2024
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$580	$74	$654	$1,085	$387	$1,472
Buoy	171	—	171	320	—	320
Services	—	—	—	—	—	—
Total	$751	$74	$825	$1,405	$387	$1,792

Region:
North and South America	$326	$—	$326	$1,391	$338	$1,729
EMEA	425	74	499	14	49	63
Asia and Australia	—	—	—	—	—	—
Total	$751	$74	$825	$1,405	$387	$1,792

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

In computing diluted net loss per share on the Consolidated Statements of Operations, warrants on common stock, options to purchase shares of common stock and unvested RSUs issued to employees and non-employee directors, totalling 20,835,027 and 6,094,714 as of January 31, 2025 and 2024, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the periods. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

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

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There were no indications of potential impairment of intangible assets for either the nine months ended January 31, 2025 or 2024.

(m) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. There were no indications of potential impairment of goodwill identified for the nine months ended January 31, 2025 and 2024. Where the Company uses a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual revenue growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine the fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR. Management performed its annual qualitative assessment in fiscal year 2024 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2024.

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

In order to monetize their attributes, the Company has historically sold the Net Operating Losses (NOL’s) and R&D credit generated in New Jersey. The Company has elected to recognize the gain on the sale as a component of tax expense at the time of the sale. Prior to the time of sale, the Company has elected to not factor the expected sales when assessing the realizability of the related deferred tax assets.

(o) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. For the nine months ended January 31, 2025 and 2024, there were no amounts recorded to other comprehensive loss due to limited foreign operations.

(p) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. Warranty expense incurred to date has not been material.

(q) Product Development

Costs related to product development activities by the Company are expensed as incurred. The Company had approximately $2.6 million and $5.5 million in product development expense for the nine months ended January 31, 2025 and 2024, respectively. The Company had approximately $1.3 million and $1.5 million in product development expense for the three months ended January 31, 2025 and 2024, respectively.

(r) Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating what the potential impact of adopting this ASU 2023-09 could have on our consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU No. 2024-3, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures.

(3) Accounts Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	January 31, 2025	April 30, 2024	April 30, 2023
	(in thousands)
Accounts receivable	$1,626	$796	$745
Contract assets	$478	$18	$152
Contract liabilities	$—	$302	$1,378

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The increase in contract assets from year end is primarily a result of consulting services projects for which revenue was recognized in the current period but has not yet been billed. No impairments to contract assets were incurred during the nine months ended January 31, 2025 and 2024.

Significant changes in the contract assets balances during the period were as follows:

	Nine months ended January 31, 2025	Nine months ended January 31, 2024
	(in thousands)
Transferred to receivables from contract assets recognized	$(600)	$(1,469)
Revenue recognized and not billed	1,060	1,598
Net change in contract assets	$460	$129

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The decrease in contract liabilities from year end is primarily due to converting previous payments collected to recognized revenue in the current year.

Significant changes in the contract liabilities balances during the period are as follows:

	Nine months ended January 31, 2025	Nine months ended January 31, 2024
	(in thousands)
Revenue recognized	$(1,830)	$(1,312)
Payments collected for which revenue has not been recognized	1,528	802
Net change in contract liabilities	$(302)	$(510)

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	January 31, 2025	April 30, 2024
	(in thousands)
Raw Materials	$3,254	$4,298
Work in Process	695	397
Finished Products	—	136
	$3,949	$4,831

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

(5) Other Current Assets

Other current assets consisted of the following at January 31, 2025 and April 30, 2024:

	January 31, 2025	April 30, 2024
	(in thousands)
Prepaid insurance	$195	$202
Prepaid software & licenses	236	224
Prepaid sales & marketing	28	124
Prepaid project costs	35	578
Prepaid inventory materials	47	414
Prepaid expenses- other	211	205
	$752	$1,747

(6) Property and Equipment, net

The components of property and equipment, net as of January 31, 2025 and April 30, 2024 consisted of the following:

	January 31, 2025	April 30, 2024
	(in thousands)
Equipment	$1,569	$1,530
Computer equipment & software	790	790
Office furniture & equipment	425	422
Leasehold improvements	683	683
Leased WAM-V’s	1,912	1,547
Leased Buoys	794	444
	6,173	5,416
Less: accumulated depreciation	(2,584)	(1,973)
	$3,589	$3,443

Leased WAM-V’s and buoys represent fixed assets that are associated with underlying operating leases with customers or for customer demonstration as discussed in the revenue recognition section related to ASC 842.

Depreciation expense was approximately $610,000 and $286,000 for the nine-month periods ended January 31, 2025 and 2024, respectively. Depreciation expense was approximately $155,000 and $114,000 for the three-month periods ended January 31, 2025 and 2024, respectively.

(7) Intangible Assets

The components of intangible assets, net as of January 31, 2025 and April 30, 2024 consisted of the following:

	January 31, 2025	April 30, 2024
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
	5,498	5,498
Accumulated amortization	(1,975)	(1,876)
	$3,523	$3,622

Amortization expense was approximately $99,000 and $114,000 for the nine-month periods ended January 31, 2025 and 2024, respectively. Amortization expense was approximately $33,000 and $34,000 for the three-month periods ended January 31, 2025 and 2024, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to, or any impairment of, goodwill during the nine-month periods ended January 31, 2025 and 2024.

(9) Leases

Lessor Information

As of January 31, 2025 and April 30, 2024, the Company had three WAM-V’s leased to customers which have been classified as operating leases per accounting guidance contained within ASC Topic 842, “Leases”, respectively. The remaining term on these operating leases is less than 2 years.

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

The Company also has a lease for office space located in Richmond, California. This lease commenced in April of 2023 and will expire in June of 2028. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities- current and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

Variable lease expenses, if any, are recorded as incurred. The operating lease cash flow payments for the nine months ended January 31, 2025 and 2024 were $679,000 and $564,000, respectively. The operating lease cash flow payments for the three months ended January 31, 2025 and 2024 were $314,000 and $193,000, respectively.

The components of lease expense which are included in our operating expenses in the Consolidated Statement of Operations for the three and nine months ended January 31, 2025 and 2024 were as follows:

Schedule of Operating Lease Costs

	Three months ended January 31,		Nine months ended January 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost	$260	$162	$782	$478
Short-term lease cost	8	20	24	60
Total lease cost	$268	$182	$806	$538

Information related to the Company’s right-of use assets and lease liabilities as of January 31, 2025 was as follows:

January 31, 2025
(in thousands)
Operating lease:
Operating right-of-use assets, net	$1,772

Right-of-use liabilities- current	$1,115
Right-of-use liabilities- long term	950
Total lease liabilities	$2,065

Weighted average remaining lease term- operating leases	2.26 years
Weighted average discount rate- operating leases	8.4%

Total remaining lease payments under the Company’s operating leases are as follows:

January 31, 2025
(in thousands)
Remainder of fiscal year 2025	$308
2026	1,847
2027	329
2028	333
2029	28
thereafter	—
Total future minimum lease payments	$2,845
Less imputed interest	(780)
Total	$2,065

(10) Accrued Expenses

Accrued expenses consisted of the following at January 31, 2025 and April 30, 2024:

	January 31, 2025	April 30, 2024
	(in thousands)
Employee incentive payments	$1,022	$1,271
Accrued salary and benefits	995	369
Professional fees	10	—
Other	213	147
	$2,240	$1,787

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

(12) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. Most recently in January 2025, the shareholders approved an amendment and restatement of the 2015 Plan to, among other things, provide an aggregate increase to the 2015 Plan of 20,000,000 shares resulting in total shares authorized for issuance of 27,282,036 as of January 31, 2025. The 2015 Plan will now terminate in January 2035, but is subject to earlier termination as provided in the 2015 Plan.

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

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the nine months ended January 31, 2025 and 2024, respectively.

A summary of stock options under the stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2024	734,543	$2.12	7.6
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(251,201)	$1.20
Outstanding as of January 31, 2025	483,342	$2.59	6.6
Exercisable as of January 31, 2025	425,440	$2.85	6.4

As of January 31, 2025, the total intrinsic value of outstanding and exercisable options was approximately zero. As of January 31, 2025, approximately 58,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 8.0 years. There was approximately $38,000 and $50,000 of total recognized compensation cost related to stock options during each of the nine months ended January 31, 2025 and 2024, respectively. There was approximately $12,000 and ($49,000) of total recognized compensation cost related to stock options during each of the three months ended January 31, 2025 and 2024, respectively. As of January 31, 2025, there was approximately $35,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.0 year.

Performance Stock Units

As of January 31, 2025, there were no performance stock units outstanding. As of April 30, 2023 there were 66,667 units outstanding which were all cancelled during the quarter ended July 31, 2023. There was approximately zero and $43,000 of total recognized compensation cost related to performance stock units during the nine months ended January 31, 2025 and 2024, respectively.

Restricted Stock Units

Compensation expense for RSUs is generally recorded based on the market value on the date of grant and recognized rateably over the associated service and performance period. During the nine months ended January 31, 2025 and 2024, the Company granted 21,903,000 and 183,000 shares, respectively, that were subject to both service-based and market-based vesting requirements.

A summary of unvested RSU’s under the Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2024	5,124,529		$0.38
Granted/Adjusted	21,079,453		$0.99
Vested and issued	(2,964,280)	$
Cancelled/forfeited	(778,069)		$0.30
Unvested at January 31, 2025	22,461,633		$0.90

There was approximately $1,293,000 and $710,000 of total recognized compensation cost related to RSUs for the nine months ended January 31, 2025 and 2024, respectively. There was approximately $768,000 and $179,000 of total recognized compensation cost related to RSUs for the three months ended January 31, 2025 and 2024, respectively. As of January 31, 2025, there was approximately $17,480,000 of unrecognized compensation cost remaining related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of 1.7 years.

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

During the nine months ended January 2025, the Company paid $150,000 in cash and issued 2,864,808 in shares worth $0.5 million to partially satisfy the final earnout period related to its acquisition of MAR in November 2021.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during either of the three and nine months ended January 31, 2025 and 2024, respectively.

(14) Equity

On March 21, 2024, the Company entered into an At-the-Market Offering Agreement with an aggregate offering price of up to $7.0 million (the “2023 ATM Facility”). On August 30, 2024 the aggregate offering price under the 2023 ATM Facility was increased to approximately $16.0 million. It was then reduced to approximately $2.9 million in September 2024 and increased again to approximately $60.0 million in December 2024. As of January 31, 2025, the Company had received proceeds of approximately $16.9 million under this facility and an additional $0.9 million between January 31, 2025 and March 16, 2025.

First Registered Direct Offering

On September 13, 2024, the Company entered into a common stock purchase agreement (the “First RDO Purchase Agreement”) with an institutional accredited investor for the sale (the “First Offering”) by the Company of shares (the “First RDO Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for aggregate gross proceeds of $1.5 million before deducting offering expenses payable by the Company. The First RDO Shares were issued upon execution of a funding notice by the Company to the investor. The First RDO Shares were issued at a price per share equal to 80% of the lowest traded price of the Common Stock ten days prior to the closing date for the purchase of the shares. In addition, the Company has the right, but not the obligation, to sell to this investor up to an additional $3.5 million of shares of Common Stock on the same pricing terms.

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

The Company used the net proceeds from the First RDO Purchase Agreement and the Second RDO Purchase Agreement to build additional products and solutions to meet market demand, further advance the development of new products and solutions, engage in corporate development and merger and acquisition activities, for working capital needs, capital expenditures, repayment or refinancing of indebtedness, repurchases and redemptions of securities, and for other general corporate purposes.

Convertible Debt Offering

On December 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Investor”) under which the Company agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor (the “Offering”), senior convertible notes for up to an aggregate principal amount of $54.0 million (the “Notes”) that will be convertible into shares of the Company’s common stock. On December 20, 2024 (the “Initial Closing Date”), the Company issued and sold to the Investor a Note in the original principal amount of $4.0 million (the “Initial Note”). Upon our filing of one or more additional prospectus supplements, and our satisfaction of certain other conditions, the Securities Purchase Agreement contemplates additional closings of up to $50 million in aggregate principal amount of additional Notes, upon mutual agreement of the Company and the Investor. The Securities Purchase Agreement contains customary representations, warranties and covenants. It also grants the Investor the right to participate in certain future equity and equity-linked transactions of the Company from the Initial Closing Date through the 3-year anniversary thereof, as well as certain anti-dilution rights applicable to the Notes. No Note may be converted to the extent that such conversion would cause the then holder of such Note to become the beneficial owner of more than 4.99%, or, at the option of such holder, 9.99% of the then outstanding common stock, after giving effect to such conversion (the “Beneficial Ownership Cap”).

The Initial Note was issued with an original issue discount of 9.5%, resulting in $3.6 million of proceeds to the Company, before fees and expenses of approximately $0.4 million. Each Note bore interest at a rate of 12.5% per annum, which compounded on the first calendar day of each calendar quarter and increased the principal amount of the Notes on a dollar-for-dollar basis. Upon the occurrence and during the continuance of an event of default, the interest rate on the Notes will increase to 17.5% per annum. Unless earlier converted, the Notes will mature on the eighteen-month anniversary of their respective issuance dates. All amounts due under the Notes were convertible at any time, in whole or in part, and subject to the Beneficial Ownership Cap, at the option of the holders into shares of common stock at a conversion price equal to the lower of the closing price of the common stock on the trading day prior to each closing plus a 15% premium (the “Reference Price”) or 90% of the volume weighted average price of the common stock during the seven trading days ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice. Upon the satisfaction of certain conditions, we could have prepaid outstanding Notes upon not less than 20 business days nor more than 30 business days’ written notice by paying an amount equal to the face value of the Notes at a premium of 15%.

The Initial Note contained certain terms and conditions which management evaluated as potential embedded derivatives. Management determined that the optional conversion feature is not clearly and closely related to the debt host instrument, and therefore required bifurcation and separate accounting. We determined the fair value of the embedded derivative as approximately $0.4 million and recorded it as a discount to the debt and a derivative liability on the date of issue.

The Investor converted all of the outstanding principal and accrued interest under the Initial Note to common stock during December 2024, resulting in the issuance of 15,442,429 common shares at an average conversion price of $0.26 per share. Interest expense during the time the Initial Note was outstanding was immaterial. The Company recognized a loss on extinguishment resulting from the conversion, which is presented as a separate line item in the Company’s Consolidated Statements of Operations.

(15) Commitments and Contingencies

Spain Income Tax Audit

The Company underwent an income tax audit in Spain for the period from 2011 to 2014, when its Spanish branch was closed. On July 30, 2018, the Spanish tax inspector concluded that although there was no tax owed in light of losses reported, the Company’s Spanish branch owed penalties for failure to properly account for the income associated with the funding grant. During the year ended April 30, 2022, the Company received notice from the Spanish Central Economic and Administrative Tribunal (“Spanish Tax Administration”) that it agreed with the inspector and ruled that the Company owes the full amount of the penalty in the amount of €279,870 or approximately $331,000. On January 25, 2021, the Company paid the Spanish Tax Administration €279,870. Notwithstanding that payment, on April 30, 2022, the Company filed its appeal of the decision of the Central Court to the Spanish National Court. On February 3, 2025, the Spanish National Court denied the Company’s appeal, and the Company does not believe it has further available grounds to appeal this decision to the Spanish Supreme Court. Accordingly, this matter is closed.

Litigation with Paragon Technologies, Inc.

On October 10, 2023, Paragon Technologies, Inc. filed a complaint in the Court of Chancery of the State of Delaware against the Company, and the members of its Board of Directors, claiming certain breaches of their fiduciary duties. The complaint sought only injunctive relief against the Company, and not monetary damages, and therefore the financial exposure derived therein was limited to applicable legal fees and costs at that stage, which was material to FY’ 24. On November 2, 2023, Paragon sought leave to amend its complaint to add additional claims. The Court granted this motion for leave to amend, provided that the Court would not delay the hearing on the matters raised in the initial complaint, which was set for November 28, 2023. This hearing on the initial complaint was held and on November 30, 2023, the Court ruled in favor of the Company and denied Paragon’s motion for injunctive relief. The status of the in the amended complaint is still pending. On February 28, 2024, the Company successfully finalized its 2023 annual meeting of stockholders in spite of Paragon’s repeated attempts to contest the meeting. In an August 12, 2024 Press Release and its Form 10-Q report for the second quarter of 2024, Paragon announced that it was no longer pursuing litigation against the Company. Pursuant to a Court order dated January 9, 2025, Paragon was required “to file a status report within 30 days. Otherwise, the case will be dismissed under Rule 41(e).” Because Paragon did not file a status report by February 10, 2025, the Company anticipates that the Court will dismiss the case, with prejudice, due to Paragon’s failure to prosecute.

In February 2025, the Company received a shareholder demand under Section 220 of the General Corporation Law of the State of Delaware for inspection of certain books and records relating to prior equity grants made to officers and directors under the 2015 Plan in January 2023, February 2024 and January 2025. The Company is reviewing and considering the demand and engaging with counsel for the shareholder. The Company has not recorded any material liability for these matters as of January 31, 2025 as it cannot estimate the ultimate outcome at this time.

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

(16) Income Taxes

Uncertain Tax Positions

The Company accounts for income taxes in accordance with ASC 740. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has no current or deferred tax due to current and projected losses for the year. The Company previously appealed the results of the income tax audit in Spain for the period from 2011 to 2014, when the Company’s Spanish branch was closed (see Note 14). On February 3, 2025, the Spanish National Court denied the Company’s appeal, and the Company does not believe it has further available grounds to appeal this decision to the Spanish Supreme Court. Accordingly, this matter is closed. At January 31, 2025, the Company had no uncertain tax positions. The Company does not expect any material increase or decrease in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

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

Sale of New Jersey NOL’s and R&D Tax Credits

In order to monetize their attributes, the Company has historically sold the Net Operating Losses (NOL’s) and R&D credit generated in New Jersey. In September 2024 the Company was notified that it received a preliminary award of approximately $1.1 million for New Jersey State for the sale of the fiscal year 2024 NOL. The final allocation is expected to be determined during the fourth quarter of OPT’s 2025 fiscal year when the sale of the NOL’s and credit are finalized. The Company has elected to recognize the gain on the sale as a component of tax expense at the time of the sale. Historically the Company has received over 90% of the amount of the preliminary award upon final sale.

(17) Operating Segments and Geographic Information

The Company’s business consists of one reportable segment as the revenues associated with its different business lines are not material enough to justify segment reporting or to make it meaningful to investors, and the Company’s chief operating decision maker does not view the Company’s operations on a segment basis. The Company operates worldwide, with its U.S. operations in New Jersey and California and one operating subsidiary in the UK. Revenues and expenses are generally attributed to the operating unit that bills the customers. During each of the three and nine months ended January 31, 2025 and 2024, the Company’s primary business operations were in North America, South America, EMEA and Asia/Australia.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	the substantial doubt about our ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, the implementation on the new US Department of Governmental Efficiency (“DOGE”) and related DOGE federal governmental budget cuts and the potential that this affects the demand for, or restrict the use of, our products and services;
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	o; our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

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

Our mission is to provide intelligent maritime solutions and services that enable more secure and more productive utilization of our oceans and waterways, provide clean energy power services, and offer sophisticated surface and subsea maritime domain awareness solutions. The Company achieves this through our proprietary, state-of-the-art technologies that are at the core of our clean and renewable energy platforms, autonomous systems, solutions and services. The Company is involved in the entire life cycle of product development, from product design through assembly, testing, deployment, maintenance and upgrades, while working closely with partners across our supply chain. The Company also works closely with our third-party partners that provide us with, among other things, software, controls, sensors, integration services, and marine installation services. Our solutions are based on proprietary technologies that enable autonomous, zero or low carbon emitting, and cost-effective data collection, analysis, transportation and communication. Our solutions are primarily suited to ocean and other offshore environments, and support generation of actionable intelligence on a standalone basis or working with other data sources. We channel the information we collect, and other communications, through control equipment linked to edge computing and cloud hosting environments, including Merrows™, which provides AI capable seamless integration of Maritime Domain Awareness Systems across platforms. The data collected by OPT’s technologies underscores the Company’s unique position as a system of systems provider. What sets OPT apart is its ability to enhance these data collection capabilities by integrating the WAM-V and PB systems. This integration enables the use of artificial intelligence and machine learning not only to improve data accuracy and operational efficiency but also delivery of persistent actionable intelligence over greater distances.

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

The Company received funding from the Naval Postgraduate School for the deployment of a PowerBuoy® in Monterey Bay. The PowerBuoy®, integrating our MDAS along with cutting-edge Satellite communication and AT&T 5G technology, will demonstrate its persistent surveillance and communications capacities in a maritime environment. This deployment marks a significant milestone in maritime technology, showcasing the potential of standalone at-sea infrastructure nodes to support diverse operational needs. We have further expanded our DaaS offering through field demonstration such as ANTX Coastal Trident, as well as the Naval Task Force 59 for the Digital Horizon field exercise and the International Maritime Exercise (IMX) in Bahrain. Additional DaaS contracts include Sulmara for survey services with our WAM-V® platform and Phase I funding through National Oceanic and Atmospheric Administration’s (NOAA) Small Business Innovation Research (SBIR) program.

The Company also received an award of three separate Indefinite Delivery Indefinite Quantity (IDIQ) Multiple-Award Contracts (MAC) from the NOAA. NOAA has selected OPT as one of several Multiple Award IDIQ contract holders to provide Uncrewed Maritime Systems (UMS) Services to NOAA’s Office of Marine and Aviation Operations (OMAO), Uncrewed Systems Operation Center (UxSOC). Under these contracts, OPT will bring its expertise to utilize cutting-edge UMS to support NOAA in conducting vital marine resource surveys and research while also playing a pivotal role in enhancing NOAA’s meteorological and oceanographic observations, further advancing our understanding of the natural world. Finally, OPT will collaborate with NOAA to explore and characterize the depths of our oceans, contributing to the discovery and preservation of invaluable marine ecosystems.

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

The Company launched the first commercially ready MDAS on a test buoy off the coast of New Jersey in September 2021. The system includes our proprietary integration of sensors, hardware and software, supported by cloud infrastructure as well as having a web-based user interface that displays camera, radar, AIS and live chart data. During the first half of calendar 2024 we successfully demonstrated the system multiple times for potential customers, including a remote demonstrations using assets deployed off New Jersey for potential customers active in the Mediterranean, South America and Middle East. In addition, during the third quarter of fiscal 20025 the Company shipped an AI capable Merrows™ PowerBuoy® to a customer in the middle east and a system,to the Navy Postgraduate School which include AT&T® 5G technology and integrated advanced subsea sensors into a PowerBuoy® equipped with OPT’s latest Merrows™ suite for AI capable seamless integration of Maritime Domain Awareness (MDA) across platforms.

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

The WAM-V® product line highly complements the Company’s business strategy and can be used inshore, nearshore, and offshore. This business continues to grow and is further into core marine survey and maritime security markets in the Middle East, Europe, Asia, Oceania and the expanding Americas. We continue to find ways to integrate Autonomous Vehicles with the Company’s existing platforms and service offerings and expect to take advantage of new synergistic opportunities as they arise. In addition, in connection with our Merrows offering noted below, we are already integrating data streams relating to all aspects of, on, under, adjacent to, or bordering on a sea, ocean, or other navigable waterway onto the WAM-V® to expand our offering to provide a roaming MDA solution to our customers.

Recent Technological Advancements

In January 2025 we completed a major set of exercises in California and successfully demonstrated the autonomous capability of the WAM-V to provide offshore survey capabilities for multiple days without needing to return to base. During the exercises, the WAM-V 22 operated for several days while hosting a complete seabed survey payload providing real time hydrographic and survey data collection. This multi-day operational capability is designed to offer greater persistence at sea while hosting an array of offshore instrumentation for longer and more power intensive requirements. This milestone for OPT demonstrated how WAM-Vs can now be deployed for multiple days in over the horizon operations. This opens up entirely new operating approaches for our customers, leading to enhanced efficiencies and new markets for OPT.

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

In April 2024, the Company announced MerrowsTM, a projected significant step forward to enhance maritime domain awareness and underline the critical importance of ocean security’s role in national security. Merrows TM is OPT’s consolidated solution offering comprehensive ocean surveillance and involves the deployment of sophisticated Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance systems. These systems are integrated within OPT’s roaming technologies, such as the WAM-V, and geostationary technologies, like the PB, to offer an unparalleled level of surveillance and data analysis capability. This initiative, which builds on OPT’s recently completed R&D efforts, demonstrates OPT’s commitment to safeguarding the world’s oceans through advanced technology and innovation.

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

We believe this product addresses a broader spectrum of customer deployment needs, including low-wave and nearshore environments, with the potential for greater product integration within each customer project. The NextGen PB is intended to provide a stable energy platform for our MDAS solution, and for agile deployment of other intelligence gathering surface and subsea sensors, subsea power and surface communications applications, for electric remotely operated vehicles (“eROV”) and autonomous underwater vehicles used for mine counter measures, unexploded ordinance disposal, subsea acoustic monitoring, underwater inspections and short-term maintenance, and subsea equipment monitoring and control. The design has a high payload capacity for surveillance and communications equipment, including subsea acoustics, with the capability of being tethered to subsea payloads such as batteries, or with a conventional anchor mooring system. Energy is stored in onboard lithium-ion batteries which can power subsea and topside payloads. The control system uses sensors and an onboard computer to continuously monitor the subsystems. The NextGen PB is designed to be able to operate over a broad range of temperature and ocean wave conditions and is capable of being deployed in hot climates such as the Middle East, Sub-Saharan Africa, and North Africa. It has a 50kW-hour battery system which can be expanded up to 100 kW-hour energy.

Legacy PB3 PowerBuoy®

The legacy PB3 has been discontinued. The proprietary technologies that convert the hydrokinetic energy of ocean waves into electricity and lessons learned from the legacy PB# have been incorporated into the NextGen PB as noted above. The legacy PB3 generates a nominal nameplate capacity rating of up to three kilowatts (“kW”) of peak power. Our Energy Storage System (“ESS”) has a capacity of up to a nominal 150 kW-hours to meet specific application requirements.

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

Strategy and Marketing

Our strategy includes developing integrated solutions and services, including autonomous and cloud-based delivery systems for ocean intelligence, ocean data and predictive analytics to provide actionable intelligence including our product offering Merrows TM. We also have a number of resellers and strategic alliances, including partnerships recently entered into in the Middle East and U.S., to advance our product and services and gain further adoption from our target markets. Our marketing efforts are focused on offshore locations that require a cost-efficient solution for renewable, reliable, and persistent power, data collection, and communications, either by supplying electric power to payloads that are integrated directly with our products or located in its vicinity, such as on the surface, the seabed, or in the water column. Our recent projects have been primarily focused on military and government applications.

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

Our regional partnership strategy is a cornerstone of our growth plan, aligning with our broader vision of delivering sustainable, innovative ocean technology solutions while driving long-term value for our shareholders. This strategy includes engaging with regional partners and resellers in order to expand our market reach, accelerate sales cycles, and strengthening our global presence in a cost-effective manner. By partnering with regional resellers, we leverage their deep understanding of local market dynamics, regulatory environments, and customer needs. This enables us to tailor our solutions and better address region-specific challenges and opportunities. Such regional partners and resellers also have established relationships and networks, allowing us to enter new markets more rapidly. This minimizes barriers to entry and reduces the time it takes to secure contracts.

Recent global events have highlighted the growing risk of sabotage targeting critical infrastructure, including underwater pipelines and telecommunications cables. Such attacks have the potential to severely disrupt economic activities, compromise national security, and impede global communications. As these threats become more sophisticated, the need for proactive monitoring and deterrence strategies has never been more urgent. We recognize the critical role we play in supporting the security and resilience of maritime infrastructure. Our innovative solutions, such as the PowerBuoy® platform, provide real-time offshore intelligence, surveillance, and reconnaissance capabilities. These systems are equipped with advanced sensors, radar, and acoustic monitoring technologies, enabling the continuous collection and analysis of environmental and operational data. Through integrated communications systems, our platforms offer secure data transmission, allowing for timely detection of suspicious activities near critical assets. In light of the recent sabotage incidents, OPT has intensified its focus on collaborating with governmental agencies, defense organizations, and commercial operators to deploy maritime domain awareness solutions. Our autonomous, renewable energy-powered systems are designed to operate in remote and hard-to-reach areas, providing a sustainable and cost-effective approach to safeguarding vital infrastructure.

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

Commercial Activities

As noted above, we are now primarily focused on commercial activities. We have built a suite of products that we believe will be the basis for our current and future commercial success resulting in meaningful progress in orders, pipeline, and backlog. We continue to seek new strategic relationships and further develop our existing partnerships. We collaborate with companies that have developed or are developing in-ocean applications requiring a persistent source of power that is also capable of real time data collection, processing and communication, to address potential customer needs. For the three-month periods ended January 31, 2025 and 2024, the Company had three and two customers, respectively, whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These revenues accounted for approximately 95% and 85% of the Company’s total revenue for the respective periods.

In order to achieve success in ongoing commercialization efforts, we must expand our customer base and obtain commercial contracts to lease or sell our solutions and services to customers. Our potential customer base for our solutions includes various public and private entities, and agencies that require remote offshore power.

Recent Contracts and Commercial Activity

The following commercially notable activities occurred during year to date fiscal. 2025:

●	In February 2025, we participated in NAVDEX in Abu Dhabi alongside Remah International Group (“RIG”), a privately held, UAE-headquartered company specializing in both military and civilian services. This collaboration follows OPT’s appointment of RIG as its exclusive distributor for defense and security solutions in the UAE in late 2024. During NAVDEX, OPT and RIG conducted live demonstrations of the WAM-V® Unmanned Surface Vehicles (“USVs”), showcasing their advanced capabilities, including underwater sensor integration and aerial drone compatibility. Additionally, we exhibited our Next Generation PowerBuoy® and AI-enabled Merrows™ system. These demonstrations highlight OPT’s innovative autonomous ocean security solutions and are expected to accelerate the adoption of AI-capable, resident, and persistent maritime technologies in the region. We are well-positioned to advance multiple opportunities in the UAE and the broader Middle East, aligning with the region’s increasing focus on autonomous defense solutions. Our work at NAVDEX showcased how technologies are designed to meet the operational needs of the UAE Armed Forces, offering drone and swarming capabilities across various domains, including maritime missions.

●	In December 2024, we announced a new partnership in Latin America, accompanied by two purchase orders totalling $5 million in commitments. These purchase orders encompass both our Next Generation PowerBuoys® and WAM-V® Unmanned Surface Vehicles (USVs). The WAM-V USVs will be deployed for hydrographic applications, leveraging their adaptability and reliability to deliver versatile, multi-application solutions for our customers. Additionally, the PowerBuoys®, which harness a combination of wave, solar, and wind power generation, will enable customers to integrate permanent monitoring and marine intelligence solutions into the existing roaming capabilities we have begun deploying in the region. This strategic partnership highlights the increasing demand for OPTs’ innovative solutions and reinforces our position as a leader in the maritime artificial intelligence robotics sector.

●	In October 2024 we made significant advancements to our expansion of our defense and security business in the Middle East by signing a Distributor Agreement with Remah International Group (“RIG”), a privately held and UAE headquartered company with a focus on both military and civilian services. The agreement calls for the parties to explore additional expansion and integration of services as demand for OPT’s solutions continues to grow in the UAE. In addition, we signed an agreement with 3B General Trading & Contracting Co. W.L.L. (3B) to explore projects in the offshore energy and maritime industry in Kuwait, including deployment of WAM-V® autonomous and unmanned surface vehicles and Next Generation PowerBuoys® equipped with AI capable Merrows™. We are also actively collaborating with Unique Group (UG) for WAM-V® 22 demonstrations to potential energy and hydrographic survey customers throughout the Middle East. UG will also be modifying the vehicle from gas to diesel-electric outboards per regulatory requirements in oil and gas fields in the region.

●	In September 2024 we announced that we had received a further contract by the Naval Postgraduate School (NPS) in Monterey, California. This contract adds to the deployment of OPT’s PowerBuoy® as part of an ongoing initiative to enhance maritime domain awareness and connectivity in Monterey Bay and demonstrate the use of PowerBuoys® for multi-domain drone and communication integration. Building on the success of the previously announced NPS contract, which included installing AT&T 5G technology on a PowerBuoy®, this new order focuses on integrating advanced subsea sensors into a PowerBuoy® equipped with OPT’s latest Merrows™ suite for AI capable seamless integration of MDA across platforms and utilizing communication technologies from AT&T for NPS.

●	In August 2024 we announced the signing of the latest of four new reseller agreements targeted at supporting global critical services. These agreements include opportunities for partnering with allied nations in areas like the South China Sea, previously announced efforts in Latin America and the Middle East and serving global commercial markets. These partnerships provide leverage to proactively serve the demand for our autonomous maritime technologies in geographies remote from OPT.

●	In August 2024 we announced a patent pending for our docking and recharging buoy technology, specifically designed for the WAM-V. This advanced system has already been successfully demonstrated, showcasing its potential to revolutionize the operational efficiency and endurance of autonomous surface vessels. This development aligns with our broader strategy to enhance the functionality and versatility of our Merrows TM Platform, bringing artificial intelligence capable solutions to the ocean.

●	In July 2024 we announced the signing of a reseller agreement with Geos Telecom, a prominent provider of maritime communication and navigation solutions in Costa Rica. This partnership marks a significant expansion of our presence in the Latin American market. We believe this agreement not only enhances our footprint in Latin America but also enables us to deliver advanced USV capabilities to a new customer base.

●	In July 2024 we announced we had been awarded a contract for immediate delivery of a PowerBuoy equipped with Merrows TM in the Midde East. We had previously announced our selection as a preferred supplier for our Merrows TM equipped buoys in the region. We believe this order for a solar and wind powered system highlights our ability to provide carbon free, renewable Merrows TM platforms in most all marine environments across the globe. Offering field tested technology solutions as complementary building blocks makes it possible for our customers to integrate WAM-Vs and PowerBuoys into their operations and to put configurable ocean intelligence into their hands.

●	In July 2024 we announced the signing of a reseller agreement with Survey Equipment Services, Inc. (“SES”), a specialist in the supply of Marine Survey and Navigation equipment. The agreement focuses on the provision of our WAM-Vs® in the USA. This agreement allows us to leverage SES’s offering of survey and navigation equipment and deploy WAM-V’s® to SES’s customer base.

●	In July 2024 we announced a partnership with Unique Group (“Unique”), a UAE headquartered global innovator in subsea technologies and engineering, offering multiple products and services to customers in a range of industry sectors. Unique has more than 600 employees and 20 operational bases around the world. Unique Group will collaborate with OPT to deploy our WAM-V in the UAE and other countries in the Gulf Collaboration Council (“GCC”) region. Integrating our commercially available vehicles with Unique’s leading position in the offshore energy industry in the UAE will accelerate the adoption of USVs in the region. Working with Unique Group will further facilitate our efforts to deploy USVs globally.

●	In June 2024 we announced the signing of an OEM agreement with Teledyne Marine, a division of Teledyne Technologies Inc. (NYSE: TDY) (“Teledyne”), a key supplier in the maritime technology inclusive of connectors, instruments, and vehicles. This strategic partnership aims to enhance our product offerings and drive innovation within the industry providing customers with a turnkey system. This agreement allows us to leverage Teledyne’s best-in-class offerings to deliver superior sensor and ocean technology products to our customers.

●	In June 2024 we announced we launched our Global 24/7 Service Support (“Services”). We were already servicing its Artificial Intelligence Capable Maritime Domain Awareness Solution, Merrows TM, in regions such as Latin America and Sub-Saharan Africa. The new Services offering gives customers the opportunity for 24/7 support with tiered options to maintain operations around the globe. This new Services offering enables our customers to choose from a menu of options and determine the most cost-effective way to operate our PowerBuoys and USVs.

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

We are finalizing the transition from our third-party software company to our internal software team, allowing us to have faster response to customer needs and more significant control over our MDAS solution. In addition, our internal software team will be supporting a more integrated solution between the PB and WAM-V products, moving the Merrows TM initiative forward. The platform will continue to have a flexible architecture that allows the Company to integrate new sensor technologies and third-party analytics capabilities and share MDAS data with customers and partners. We also keep in contact with several offshore specialists and marine operations partners globally to support our deployment, maintenance, and recovery operations and projects.

Business Strategy

During the first nine months of fiscal 2025, we have continued to advance our marketing programs, products, and solutions (including Merrows TM noted above). We intend to build on these efforts by introducing additional processes and making investments in appropriate human capital, operations, and manufacturing capabilities. In support of our focus on the national security and defense markets, we have developed a defense specific sales team, including veterans from the U.S. Navy and Swedish Navy.

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

The Company is pursuing a long-term growth strategy to expand its market value proposition while growing the Company’s revenue base. This strategy includes partnerships with leading companies and organizations in adjacent and complementary markets. We continue to refine NextGen PB and WAM-V® products for use in offshore power, data acquisition, and real-time data communications applications, and to achieve this goal, we are pursuing the following business objectives:

●	Provide integrated turn-key solutions, purchases or leases. We also provide Contractor-Owned, Contractor-Operated (COCO) solutions whereby OPT owns and operates the equipment and GOCO Government-Owned, Contractor-Operated (GOCO) solutions whereby the government retains ownership of the equipment but OPT is hired to manage and operate it. We believe our DaaS, RaaS and PaaS solutions, together with our platforms, are well suited to enable unmanned, autonomous (non-grid connected) offshore applications, such as intelligence, surveillance, and reconnaissance (ISR), mine counter measure operations, topside and subsea surveillance and communications, surveying, subsea equipment monitoring, early warning systems platform, subsea power and buffering, and weather and climate data collection. We have investigated and realized market demand for some of these solutions, and we intend to sell and/or lease our products to these markets as part of these broader integrated solutions. Additionally, we intend to provide services associated with our solution offerings such as paid engineering studies, value-added engineering, maintenance, remote monitoring and diagnostics, application engineering, planning, training, project management, and marine and logistics support required for our solution life cycle. As our MDAS development continues, we expect that this will also include data and cloud services, as well as Counter Unmanned Underwater Vehicle (“CUUV”) WAM-V ® capability. CUUV represents emerging technologies designed to detect, track, and neutralize unmanned underwater vehicles and is an important area of growth in ensuring maritime security. Recent demonstrations successfully showcased the ability to detect multiple underwater threats, including singular and swarming micro–AUV.

●	Expand customer system solution offerings through new complementary products that enable more cost-efficient deployments that make shorter missions more feasible. We are continuously innovating new solutions to deliver enhanced value to our customers, such as enhancing our MDAS and improving our deployment platforms solutions, such as our PowerBuoys® and WAM-Vs®. We have substantially completed development of our next generation PowerBuoy® that incorporates wave, wind, and solar power generation capabilities in a robust yet cost effective system that supports shorter term missions as well as the ability to operate in near shore and low wave environments. This effort was partially funded by the DOE SBIR Phase II award. In addition, we have integrated PowerBuoy® and WAM-V® capabilities, including WAM-V® recharging from a PowerBuoy®, with future plans to integrate MDAS capabilities into our WAM-Vs®, thus extending our reach and providing both fixed and mobile MDAS offerings to our customers.

●	Focus WAM-Vs® on the defense and security, hydrographic survey, and surveillance industries. We are well positioned to capitalize on the growing demand for unmanned surface vehicles to provide maritime safety, security, and awareness of what is happening in the maritime domain, including surveillance, detection, classification, and identification. The ability of our WAM-Vs® to handle various payloads allows us to target navigation surveys, marine infrastructure surveys, berth clearance surveys, dredging surveys, and mining pit surveys. Near-term future markets for our WAM-Vs® include the use of WAM-Vs® for the launch of aerial drones and underwater survey equipment, including our partnership with Red Cat Holdings, Inc. (Nasdaq: RCAT) to deploy Teal 2 Drones as part of their strategy to leverage autonomous vehicles to assess and address maritime threats in real time. This collaboration adds to our robust tactical ecosystem of partnerships with leading companies to provide the best solutions to clients for their tactical missions.WAM-Vs® are easily and economically shipped via land, air, or sea, and their modular design enables us to quickly reduce their size for storage or shipment. The ability to disassemble a WAM-V® reduces the footprint by as much as 75%, and as a result, a 20-foot container can hold four 16-foot WAM-Vs®. In addition, our 8-foot WAM-V® can be checked as baggage on a standard commercial flight. To integrate our solutions and add roaming as an option or enhancement to our MDAS, we are advancing developments to further integrate MDAS into the WAM-V® platform and develop additional autonomy capabilities.

●	Focus sales efforts on key global markets in the U.S., Middle East, Latin America, and Sub-Saharan Africa. While we are marketing our products and services globally, we have focused on several key markets and applications, including U.S. and foreign defense and security applications with our MDAS offering; and the hydrographic survey market with regard to our WAM-Vs®. We believe that each of these areas has demand for our solutions, sizable end market opportunities, and high levels of industrialization and economic development. Our headquarters in Monroe Township, New Jersey and our office in Richmond, California enable us to support the geographic diversity of our customers and strengthen our dialogue with our solution partners located on both the east and west coasts of the U.S.

●	Expand our relationships in key market areas through strategic partnerships and collaborations. We believe that strategic partners are an important part of expanding visibility to our products. Partnerships and collaborations can be used to improve the development of overall integrated solutions, create new market channels, expand commercial know-how and geographic footprint, and bolster our product delivery capabilities. We have formed such a relationship with several well-known groups, and we continue to seek other opportunities to collaborate with application experts from within our selected markets. These partnerships have helped us source services, such as installation expertise, and products, such as MDA enabling equipment, to meet our development and customer obligations. We have been actively pursuing additional opportunities to bring in-house skills, capabilities, and solutions that are complementary to our strategy and enable us to scale more quickly.

●	Partner with fabrication, deployment and service contractors. In order to minimize our capital requirements as we scale our business, we intend to optimize and utilize state of the art fabrication, anchoring, mooring, cabling supply, and in some cases, deployment of our products and solutions. We believe this domestically distributed manufacturing and assembly approach enables us to focus on our core competencies and ensure a cost-effective product by leveraging a larger more established supply base. We continue to seek strategic partnerships regarding servicing of our products and solutions.

●	Expand survey and security market applications. Through our WAM-V® products, we can increase our ability to lease vehicles specifically to support shoreline and offshore survey markets as well as security applications while integrating MDA into these solutions.

Liquidity

During the nine months ended January 31, 2025, the Company incurred a net loss of approximately $15.1 million and used cash in operations of approximately $14.6 million. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation (including recent litigation noted above), and deployment risks and integration of acquisitions.

On March 21, 2024, the Company entered into an At-the-Market Offering Agreement with an aggregate offering price of up to $7.0 million (the “2023 ATM Facility”). On August 30, 2024 the aggregate offering price under the 2023 ATM Facility was increased to approximately $16.0 million. It was then reduced to approximately $2.9 million in September 2024 and increased again to approximately $60.0 million in December 2024. As of January 31, 2025, the Company had received proceeds of approximately $16.8 million under this facility and an additional $0.9 million between January 31, 2025 and March 16, 2025.

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

The Company used the net proceeds from the First RDO Purchase Agreement and the Second RDO Purchase Agreement to build additional products and solutions to meet market demand, further advance the development of new products and solutions, engage in corporate development and merger and acquisition activities, for working capital needs, capital expenditures, repayment or refinancing of indebtedness, repurchases and redemptions of securities, and for other general corporate purposes.

The Company’s current cash balance may not be sufficient to fund its planned expenditures through March 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern. Such adjustments could be material.

Convertible Debt Offering

On December 20, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Investor”) under which the Company agreed to issue and sell, in one or more registered public offerings by the Company directly to the Investor (the “Offering”), senior convertible notes for up to an aggregate principal amount of $54.0 million (the “Notes”) that will be convertible into shares of the Company’s common stock. On December 20, 2024 (the “Initial Closing Date”), the Company issued and sold to the Investor a Note in the original principal amount of $4.0 million (the “Initial Note”). Upon our filing of one or more additional prospectus supplements, and our satisfaction of certain other conditions, the Securities Purchase Agreement contemplates additional closings of up to $50 million in aggregate principal amount of additional Notes, upon mutual agreement of the Company and the Investor. The Securities Purchase Agreement contains customary representations, warranties and covenants. It also grants the Investor the right to participate in certain future equity and equity-linked transactions of the Company from the Initial Closing Date through the 3-year anniversary thereof, as well as certain anti-dilution rights applicable to the Notes. No Note may be converted to the extent that such conversion would cause the then holder of such Note to become the beneficial owner of more than 4.99%, or, at the option of such holder, 9.99% of the then outstanding common stock, after giving effect to such conversion (the “Beneficial Ownership Cap”).

The Initial Note was issued with an original issue discount of 9.5%, resulting in $3.6 million of proceeds to the Company, before fees and expenses of approximately $0.4 million. Each Note will bear interest at a rate of 12.5% per annum, which shall compound on the first calendar day of each calendar quarter and increase the principal amount of the Notes on a dollar-for-dollar basis. Upon the occurrence and during the continuance of an event of default, the interest rate on the Notes will increase to 17.5% per annum. Unless earlier converted, the Notes will mature on the eighteen-month anniversary of their respective issuance dates. All amounts due under the Notes are convertible at any time, in whole or in part, and subject to the Beneficial Ownership Cap, at the option of the holders into shares of common stock at a conversion price equal to the lower of the closing price of the common stock on the trading day prior to each closing plus a 15% premium (the “Reference Price”) or 90% of the volume weighted average price of the common stock during the seven trading days ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice. Upon the satisfaction of certain conditions, we may prepay outstanding Notes upon not less than 20 business days nor more than 30 business days’ written notice by paying an amount equal to the face value of the Notes at premium of 15%.

The Initial Note contains certain terms and conditions which management evaluated as potential embedded derivatives. Management determined that the optional conversion feature is not clearly and closely related to the debt host instrument, and therefore requires bifurcation and separate accounting. We determined the fair value of the embedded derivative as approximately $0.4 million and recorded it as a discount to the debt and a derivative liability on the date of issue.

The Investor converted all of the outstanding principal and accrued interest under the Initial Note to common stock during December 2024, resulting in the issuance of 15,442,429 common shares at an average conversion price of $0.26 per share. Interest expense during the time the Initial Note was outstanding was immaterial. The Company recognized a loss on extinguishment resulting from the conversion, which is presented as a separate line item in the Company’s Consolidated Statements of Operations.

Backlog

As of January 31, 2025, the Company’s backlog was $7.5 million as compared to $3.3 million as of January 31, 2024. Our backlog includes unfilled firm orders for our products and services from commercial or governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

For a discussion of our critical accounting estimates, see the section entitled Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended April 30, 2024. There were no material changes to our critical accounting estimates or accounting policies during the three and nine months ended January 31, 2025.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of January 31, 2025 or 2024. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfilment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the nine-month period ended January 31, 2025, the Company recognized approximately $4.0 million in revenue related to performance obligations satisfied at a point in time and approximately $0.5 million in revenue related to performance obligations satisfied over time. During the three month period ended January 31, 2025, the Company recognized approximately $0.4 million in revenue related to performance obligations satisfied at a point in time and approximately $0.4 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company’s share of the costs is recorded as product development expense. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the three- and nine-month periods ended January 31, 2025 and 2024, the majority of the Company’s contracts were classified as firm fixed-price and the balance were cost-sharing.

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

In November 2024, the FASB issued ASU No. 2024-3, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the three and nine months ended January 31, 2025 and 2023.

	Three months ended January 31,		Nine months ended January 31,
Customer Location*	2025	2024	2025	2024

North America & South America	39%	96%	67%	96%
EMEA	61%	4%	33%	4%
Asia & Australia	—%	—%	—%	—%
	100%	100%	100%	100%

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

Three months ended January 31, 2025 compared to the three months ended January 31, 2024

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2025 and 2024.

	Three months ended January 31,
	2025	2024

Revenues	$825	$1,792
Cost of revenues	628	979
Gross margin	197	813

Operating expenses	6,072	8,551
Gain from change in fair value of consideration	—	(33)
Operating loss	(5,875)	(7,705)

Interest income, net	6	151
Other income (expense), net	(13)	—
Loss on extinguishment of debt	(838)	—
Loss on disposal of assets	—	(210)
Foreign exchange gain	—	1
Loss before income taxes	(6,720)	(7,763)
Income tax benefit	—	1,254
Net loss	$(6,720)	$(6,509)

Revenues

Revenues for the three months ended January 31, 2025 and 2024 were approximately $0.8 million and $1.8 million, respectively. The year-over-year decrease primarily related to the timing of deliveries on current year projects versus the prior year contracts of WAM-Vs.

Cost of revenues

Cost of revenues for the three months ended January 31, 2025 and 2024 decreased to $0.6 million from $1.0 million, respectively. The year-over-year decrease is related primarily to revenue decreases and changes in product mix, with the current year’s quarterly revenue containing a larger amount of third-party equipment, which carry lower margins.

Gain from change in fair value of contingent consideration

The gain from change in fair value of contingent consideration for the three months ended January 31, 2025 and 2024 was zero and a $33,000 decrease in the liabilities value, respectively. The prior year amount was due to changes in actual and forecasted bookings relating to the MAR acquisition.

Operating expenses

Operating expenses for the three months ended January 31, 2025 and 2024 were $6.0 million and $8.6 million, respectively. The decrease of approximately $2.6 million was primarily the result of the significant cost reduction activities we implemented at the end of fiscal 2024 including headcount optimization, material reductions in third party spend, and efforts to tightly control and contain costs.

Interest income

Interest income for the three months ended January 31, 2025 and 2024 was less than $6,000 and $151,000, respectively, with the decrease primarily related to lower investment balances in the current year.

Loss on extinguishment of debt

The loss on extinguishment of debt of $0.8 million as of January 31, 2025 relates to convertible notes issued in December 2024 that were converted to common stock in December 2024.

Loss on disposition of assets

The loss on disposition of assets of $0.2 million as of January 31, 2024 relates to the disposal of intangible and fixed assets related to the disposition of 3Dent Technology, LLC in November of 2023.

Nine months ended January 31, 2025 compared to the nine months ended January 31, 2024

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2025 and 2024.

	Nine months ended January 31,
	2025	2024

Revenues	$4,545	$3,953
Cost of revenues	3,106	1,989
Gross margin	1,439	1,964

Operating expenses	15,702	24,648
Gain from change in fair value of consideration	—	(117)
Operating loss	(14,263)	(22,567)

Interest income, net	13	760
Other income	4	—
Loss on extinguishment of debt	(838)	—
Loss on disposition of assets	—	(210)
Foreign exchange gain	(1)	2
Loss before income taxes	(15,085)	(22,015)
Income tax benefit	—	1,254
Net loss	$(15,085)	$(20,761)

Revenues

Revenues for the nine months ended January 31, 2025 and 2024 were approximately $4.5 million and $4.0 million, respectively. The year-over-year increase primarily reflects higher levels of revenue stemming from the sales and leases of WAM-Vs.

Cost of revenues

Cost of revenues for the nine months ended January 31, 2025 and 2024 increased to $3.1 million from $2.0 million, respectively. The year-over-year increase is related to an increase in revenue and a change in product mix, with the current year’s quarterly revenue containing a larger amount of third-party equipment, and associated lower margins.

Gain from change in fair value of contingent consideration

The change in fair value of contingent consideration for the nine months ended January 31, 2025 and 2024 was zero and a $0.1 million decrease in the liabilities value, respectively. The prior year amount was due to changes in actual and forecasted bookings relating to the MAR acquisition.

Operating expenses

Operating expenses for the nine months ended January 31, 2025 and 2024 were $15.7 million and $24.6 million, respectively. The decrease of approximately $8.9 million was primarily the result of the significant cost reduction activities we implemented at the end of fiscal 2024 including headcount optimization, material reductions in third party spend, and efforts to tightly control and contain costs.

Interest income

Interest income for the nine months ended January 31, 2025 and 2024 was $13,000 and $760,000, respectively, with the decrease primarily related to lower investment balances in the current year.

Other income

Other income for the nine months ended January 31, 2025 and 2024 was $4,000 and zero, respectively. The 2025 balance is related to proceeds received from the sale of fixed assets.

Loss on extinguishment of debt

The loss on extinguishment of debt of $0.8 million as of January 31, 2025 relates to convertible notes that were issued in December 2024 and were converted to common stock in December 2024.

Loss on disposition of assets

The loss on disposition of assets of $0.2 million as of January 31, 2024 relates to the disposal of intangible and fixed assets related to the disposition of 3Dent Technology, LLC in November of 2023.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $15.1 million and $20.8 million for the nine months ended January 31, 2025 and 2024, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the nine months ended January 31, 2025, net cash flows used in operating activities was $14.6 million, a reduction of cash used in operating activities of $10.1 million compared to net cash used in operating activities during the nine months ended January 31, 2024 of $24.7 million. This primarily reflects a decrease in the net loss, of $5.9 million and increases in the current year on non-cash expenses, such as depreciation and stock-based compensation.

Net cash (used in)/provided by investing activities

Net cash used in investing activities during the nine months ended January 31, 2025 was ($350,000), compared to $22.5 million cash provided by investing activities during the nine months ended January 31, 2024, a change of $22.1 million. The net cash of $(350,000) million used in investing activities during the nine months ended January 31, 2025 was due to the purchase of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2025 and January 31, 2024 was $21.9 million and $16,000, respectively. The current quarter activity was driven by the issuance of common stock under the Company’s At the Market Facility and proceeds from the issuance of stock for convertible debt, discussed above under “Liquidity”.

Effect of exchange rates on cash and cash equivalents

There was no material effect of exchange rates on cash and cash equivalents during the nine months ended January 31, 2025 and January 31, 2024.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of January 31, 2025, our year-to-date revenues were $4.5 million, our year-to-date net losses were $15.1 million, and our year-to-date net cash used in operating activities was $14.6 million.

We expect to continue to devote substantial resources to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	the substantial doubt about our ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, the implementation on the new US Department of Governmental Efficiency (“DOGE”) and related DOGE federal governmental budget cuts and the potential that this affects the demand for, or restrict the use of, our products and services;
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	o; our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

Our business is capital intensive, and through January 31, 2025, we have been funding our business principally through sales of our securities. As of January 31, 2025, our cash and cash equivalents and long-term restricted cash balance was $10.2 million and we expect to fund our business with this amount and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents, and long-term restricted cash, may not be sufficient to fund its planned expenditures through March 2026.

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

We established a business process control remediation plan, which included frequent communications between our Audit Committee and senior management regarding the progression of remediation of our financial reporting and internal control environment.

We have established IT General Controls and invested in people and technology to address gaps in IT Systems Security controls. In addition, there is now a formal process for System and Organization Controls (“SOC”) Report reviews and templates that are being performed by management.

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

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the 2024 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred net losses since we began operations in 1994, including net losses of $15.1 million during the first nine months of fiscal year 2025 and $20.8 million during the same nine-month period in fiscal year 2024. As of January 31, 2025, we had an accumulated deficit of $322.5 million.

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

Changes in government trade policies, including the imposition of tariffs, may have a material impact on our results of operations.

We evaluate all trade policies that impact us, and we adjust our operational strategies to mitigate the impact of these policies. However, trade policies, including quotas, duties, tariffs, taxes, or other restrictions on the import or export of our products, are subject to change, and we cannot ensure that any mitigation strategies employed will remain available in the future or that we will be able to offset tariff-related costs or maintain competitive pricing of our products. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the global economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.

Further tariffs may be imposed on other imports of our products. For example, effective February 4, 2025, the U.S. announced additional tariffs for goods imported into the U.S. from Mexico, Canada, and China beginning in January through April of 2025. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations and our business may be further impacted by retaliatory trade measures taken by other countries in response to existing or future U.S. tariffs or other measures (e.g., subsidies). We may raise our prices on products subject to such tariffs to share the cost with our customers, which could harm our operating performance or cause our customers to seek alternative suppliers. In addition, we may seek to shift some of our manufacturing to other countries, which could result in additional costs and disruption to our operations. We also sell our products globally and, therefore, our export sales could be impacted by the tariffs. Any material reduction in sales may have a material adverse effect on our results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 6. EXHIBIT INDEX

10.1		Form of Amended and Restated Common Stock Purchase Agreement, dated as of September 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2024.

10.2		Form of Securities Purchase Agreement, dated as of September 13, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2024).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – January 31, 2025 (unaudited) and April 30, 2024, (ii) Consolidated Statements of Operations (unaudited) – three and three months ended January 31, 2025 and 2023, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and three months ended January 31, 2025 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and three months ended January 31, 2025 and 2023 (v) Consolidated Statements of Cash Flows (unaudited) –three months ended January 31, 2025 and 2023, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	##	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.

(Registrant)

Date: March 17, 2025		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: March 17, 2025		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

