Form 10-K
period 2025-04-30
Ocean Power Technologies, Inc.
filed 2025-07-24
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $18.7 million based on the closing sale price of the registrant’s common stock on that date as reported on the NYSE American.

The number of shares outstanding of the registrant’s common stock as of July 22, 2025 was 177,542,775.

OCEAN POWER TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

PowerBuoy®, PB-Vue ®, PowerTower ®, Making Waves in Power ®, Talk on Water ®, Merrows™, WAM-V®and the Ocean Power Technologies logo are trademarks of Ocean Power Technologies, Inc. All other@ trademarks appearing in this annual report are the property of their respective holders.

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

Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year. References to fiscal 2025 are to the fiscal year ended April 30, 2025.

Unless the context indicates otherwise, the terms “Company,” “Ocean Power Technologies,” “OPT,” “we,” “our” or “us” as used herein refers to Ocean Power Technologies, Inc. and its subsidiaries.

ii

PART I

ITEM 1. BUSINESS

Overview

Ocean Power Technologies, Inc. (“OPT,” “we,” “our,” or “the Company”) is a Maritime Domain Awareness (MDA) company specializing in innovative intelligent maritime solutions. These solutions include a variety of “as a service” systems, including Data as a Service (DaaS), Robotics as a Service (RaaS), and Power as a Service (PaaS). These systems consist of a variety of platforms including the PowerBuoy®, our persistent sensor and power solution, the WAM-V® (Wave Adaptive Modular Vessel), our autonomous unmanned surface vehicle, and Merrows™, our user interface and command and control (C2) system that integrates multiple sensor feeds using software and hardware and enables artificial intelligence and machine learning (AI/ML) integration. We design, manufacture, deploy, and operate these systems for defense, security, subsea infrastructure, offshore oil and gas, offshore energy, marine research, and communication markets. We operate primarily through a combination of direct sales and leases, strategic partnerships, and long-term service agreements. Our business model emphasizes capital-light deployments, recurring revenue from leases, service and maintenance contracts, and high-margin technology sales and leases.

We serve a global customer base, including the U.S. and allied defense agencies, offshore energy operators, and other commercial interests. The common thread across these markets is the growing need for a persistent, autonomous, and sustainable offshore presence, a need we are well positioned to fulfill.

The Company holds numerous patents, including our recently awarded System and Method for Vehicle Charging which protects OPT’s breakthrough system for an autonomous, floating marine charging solution, and leverages decades of research including control systems, energy storage, and marine integration. Our headquarters and assembly operations are located in New Jersey, and we maintain an additional manufacturing and robotics development facility in Richmond, CA.

OPT is committed to enabling a smarter, safer ocean economy through innovation in ocean intelligence and power. As we look forward, our strategic priorities include expanding our customer and geographic base, accelerating technology adoption, enhancing recurring revenue, and driving margin growth through platform scalability and supply chain efficiencies.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware.

Our Solutions

Maritime Domain Awareness Solution (“MDAS”)

Maritime Domain Awareness refers to the effective understanding of anything associated with the maritime domain that could impact safety, security, economy, or the environment. The “maritime domain” includes all areas and things on, under, related to, adjacent to, or bordering navigable waters, including the seafloor and airspace above.

Our MDAS provides a customizable, integrated surveillance solution designed for persistent, roaming, and real-time ocean monitoring. The system combines high-definition radar, optical and thermal imaging, and vessel Automatic Identification System (AIS) modules with edge processing, secure communications, and cloud-based analytics.

Our customers use and can apply our MDAS for:

●	National Security (U.S. and allies): Monitoring territorial waters, preventing smuggling, piracy, and terrorism.

●	Commercial Operations: Securing shipping lanes, port infrastructure, offshore energy assets, data gathering for permitting and more.

●	Environmental Protection: Detecting pollution, illegal fishing, marine mammal activity, and more.

MDAS hardware can be deployed on OPT platforms, including PowerBuoy® systems and WAM-V® autonomous vessels, and networked via satellite, Wi-Fi, and cellular links. Our architecture enables multi-platform surveillance, with command-and-control functionality enhanced through proprietary software and third-party system integrations. These networks can incorporate external data sources such as satellite imagery, drones, weather, and bathymetry to form a comprehensive operational picture.

Our MDAS is also designed to provide persistent situational awareness beneath the ocean surface, an area inaccessible to conventional technologies such as radar or the AIS. This capability plays a critical role in supporting national security objectives, enabling autonomous maritime operations, and protecting marine resources and infrastructure. Key system components include:

Sensing and Detection

●	Passive Acoustics: Identifies underwater sound signatures from sources such as submarines, divers, and marine life.

●	Active Sonar: Emits and receives sound pulses to locate and track underwater objects and terrain.

●	Magnetometers: Detects metallic anomalies, including submersibles and naval mines.

●	Seismic and Pressure Sensors: Monitors vibrations and pressure changes indicative of movement or underwater disturbances.

Communications and Networking

●	Acoustic Modems: Enable underwater data transmission between sensors and platforms over medium ranges.

●	RF and Satellite Relay: Transmit compressed data from surface nodes to command centers via satellite or terrestrial links.

●	Edge Processing: Utilizes onboard AI and machine learning to analyze data locally, prioritize key findings, and reduce transmission loads.

Data Fusion and Analysis

●	Multi-Domain Correlation: Integrates inputs from undersea, surface, and aerial platforms to generate a unified operational picture.

Command, Control, and Decision Support

●	Automated Alerts: Flags high-priority events, such as unauthorized intrusions, suspicious underwater activity, or infrastructure tampering.

Representative Applications

●	Defense and Security

○	Submarine and Unmanned Underwater Vehicle (UUV) detection in contested maritime zones.

○	Monitoring of strategic chokepoints and exclusive economic zones (EEZs).

○	Protection of undersea cables and energy infrastructure from sabotage.

●	Critical Infrastructure Protection

○	Security for offshore oil and gas platforms, wind farms, desalination plants, and seaports.

●	Environmental and Regulatory Compliance

○	Marine life monitoring and conservation support.

○	Detection of illegal fishing, dredging, or resource extraction.

●	Commercial Operations

○	Enhanced situational awareness for offshore energy installations.

○	Navigation and mission support for autonomous subsea vehicles.

Our MDAS solution is a cornerstone of our broader DaaS strategy and reflects our leadership in scalable, autonomous maritime intelligence infrastructure.

Data as a Service (“DaaS”)

Our Data as a Service offering enables persistent, near real-time collection and transmission of maritime domain awareness and environmental intelligence data. Our DaaS platform leverages autonomous uncrewed surface vehicles (USVs), including the WAM-V® platform, and PowerBuoy® systems, both of which integrate a range of environmental and security-focused sensors.

The DaaS offering is used to support operational needs in several high-impact domains, including:

●	Maritime Border and Coastal Security: Monitoring unauthorized vessel activity, trafficking, and maritime incursions.

●	Offshore Asset Surveillance: Enhancing situational awareness around oil platforms, wind farms, and port infrastructure.

●	Illegal, Unreported, and Unregulated (IUU) Fishing: Enabling remote detection and interdiction support.

●	Aquaculture and Environmental Monitoring: Gathering data to support aquaculture health, pollution tracking, and marine ecosystem compliance.

●	Permitting and Infrastructure Inspection: Supporting regulatory approvals through data-enabled insights on site conditions.

Our WAM-V® USV platform supports modular payload integration and is engineered for operational stability in variable marine conditions. It has been deployed in a range of commercial and governmental missions, including high-resolution sonar surveys, subsea infrastructure assessments, berth clearance, dredging operations, and offshore renewable energy site characterization.

We have completed multiple DaaS deployments with both government agencies and commercial customers. These engagements have provided validation of our systems’ performance, interoperability, and mission relevance.

Robotics as a Service (“RaaS”)

Our Robotics as a Service offering provides customers with subscription-based access to our WAM-V® (Wave Adaptive Modular Vessel) autonomous surface vehicles. Under this model, customers lease WAM-V® units pursuant to time-bound agreements or based on a defined number of usage days. These agreements frequently include minimum usage thresholds and bundled operational support services. Oftentimes these agreements also include OPT providing the training and operations for the vehicle. As an AUVSI Trusted Operator, (AUVSI is the world’s largest nonprofit organization dedicated to advancing the use of autonomous systems and robotics across air, land, and sea domains). OPT’s RaaS “pilots” are well suited to deliver value for our customers.

Through the RaaS model, OPT retains ownership of the deployed assets and is responsible for all system maintenance, repairs, and upgrades. This arrangement offers customers a lower upfront capital expenditure compared to outright equipment purchase, while enabling scalable access to autonomous capabilities that can be aligned with peak mission windows or surge requirements.

Our RaaS contracts have been utilized by both government and commercial customers for applications including port security, maritime surveying, infrastructure inspection, and environmental monitoring. This model has allowed customers to accelerate access to autonomous maritime solutions while preserving operational flexibility.

We believe that our RaaS model supports our strategic goals of increasing recurring revenue, improving asset utilization, broaden our customer base and expanding customer lifetime value. As RaaS involves OPT-owned systems deployed in customer-controlled environments, we evaluate associated risks related to asset recoverability, service delivery logistics, and liability exposure. Based on these assessments, we implement appropriate contractual protections, insurance coverage, and operational safeguards to mitigate such risks and ensure continuity of service and asset security

Power as a Service (“PaaS”)

Our Power as a Service offering provides customers with subscription-based access to our PowerBuoy® systems. Under this model, customers lease PowerBuoy® platforms pursuant to time-bound agreements, enabling flexible deployment without the need for upfront capital investment. These leases are structured to accommodate both steady-state operations and surge requirements, offering a scalable energy solution for offshore missions.

The PowerBuoy® delivers autonomous, renewable energy via OPT-managed infrastructure. This reduces the need for traditional power delivery methods such as subsea cabling, fuel-based generators, or periodic manual battery replacement. Our modular PowerBuoy® configurations can include solar-only systems, wave energy converters, and optional wind turbine integrations to support varying power loads across different marine environments.

The PaaS offering is available for defense, offshore energy, and environmental monitoring applications. The PaaS model aligns with our broader strategy to offer end-to-end maritime infrastructure services, complementing our DaaS and RaaS offerings. This integrated approach is designed to support recurring revenue growth, enhance customer retention, and differentiate OPT from competitors that focus exclusively on hardware or one-time equipment sales.

While we believe this model strengthens our customer relationships and operational resilience, there can be no assurance of continued customer uptake or contract renewals. We also evaluate ongoing risks associated with offshore service delivery, environmental exposure, and asset maintenance and implement mitigation strategies including enhanced monitoring protocols, environmental hardening of equipment, and service-level agreements with local partners

Autonomous Vehicles (“WAM-V®”)

Our Autonomous Vehicles business centers around our patented WAM-V® (Wave Adaptive Modular Vessel) platform—a class of modular USVs engineered to support autonomous maritime operations in inshore, nearshore, and offshore environments. The WAM-V® platform is designed to enable scalable, real-time data acquisition and payload customization based on mission requirements.

WAM-V® vessels are manufactured in three standard sizes—8, 16, and 22 feet—and are built on a modular framework. This design allows interoperability across propulsion types (electric and/or liquid-fuel) and supports rapid integration of third-party sensors and mission systems. These features make the platform suitable for a wide range of operational use cases, including underwater. survey, scientific research, port security, subsea infrastructure inspection, and defense surveillance.

WAM-V® platforms have been deployed across the Middle East, Europe, Asia, Oceania, and the Americas. These deployments are conducted through both direct sales and our RaaS offering, which provides subscription-based access to WAM-V® units and associated operational support as described above.

Our Autonomous Vehicles segment complements our strategic focus on persistent maritime awareness and autonomy. In particular, WAM-V® systems are increasingly integrated with our Merrows™ MDA suite, enabling mobile MDA operations to consolidate surface, subsea, and environmental data in real time. This integration expands our service capabilities and supports recurring revenue growth from both government and commercial customers.

We expect continued demand for WAM-V® platforms driven by factors including increased investment in autonomous marine systems, cost advantages over crewed vessels, global regulatory mandates for maritime monitoring, and defense modernization initiatives. However, actual adoption rates may be affected by procurement cycles, governemental budgetary constraints, and competitive offerings.

PowerBuoy®

Our PowerBuoy® is a renewable energy-powered autonomous offshore platform designed to deliver continuous electrical power and real-time data connectivity in remote maritime environments. The PowerBuoy® converts any combination of wave motion, solar, and wind into energy and includes onboard energy storage to maintain system availability during low-sea-state, cloudy, or still conditions. The platform enables persistent operations without reliance on liquid fuel-based power systems or crewed support vessels.

PowerBuoy® deployments reduce operational costs and carbon emissions by replacing diesel generators and minimizing vessel-based maintenance. The system is designed for compact deployment, rapid installation, and long-duration missions, with remote diagnostics and limited on-site service requirements. Depending on the mission profile, a single PowerBuoy® unit can operate autonomously for several months or longer. PowerBuoy® platforms support a variety of payloads, including surveillance cameras, acoustic and environmental sensors, weather stations, radar, AIS, and communication nodes. These features enable use cases in maritime security and intelligence, surveillance, and reconnaissance (“ISR”); offshore wind and oil infrastructure monitoring; and oceanographic data collection.

PowerBuoy® units have been integrated into operational deployments for both government and commercial customers.

The PowerBuoy® represents a core technology component across multiple OPT offerings, including DaaS and PaaS).These integrated offerings are intended to support long-term growth in recurring revenue and platform utilization. We believe the PowerBuoy® is well suited to serve emerging demand for autonomous, low-emission offshore infrastructure.

Merrows

Merrows™ is our integrated user interface and C2 platform that consolidates and enhances the capabilities of our PowerBuoy®, WAM-V®, and sensor payload systems into a unified maritime surveillance and data processing solution. It is designed to address the operational complexity of MDA, which involves monitoring, detecting, and analyzing activity on, under, adjacent to, or bordering navigable waters.

The Merrows™ architecture incorporates elements of Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance (C5ISR) into a flexible and modular system. It leverages both mobile (WAM-V®) and stationary (PowerBuoy®) platforms to enable persistent situational awareness across mission-critical maritime zones. As a result, Merrows™ is well-positioned to meet the operational needs of defense, intelligence, and homeland security customers seeking scalable, multi-mission capability. By embedding C5ISR, OPT moves beyond being a “vehicle provider” to offering full-spectrum mission solutions.

Merrows™ facilitates the collection, processing, and secure transmission of multi-modal sensor data—including radar, acoustic, visual, weather, and geospatial inputs. The platform supports real-time and historical data analysis and integrates artificial intelligence and machine learning to support operational decision-making, anomaly detection, and system automation.

Merrows™ has been deployed in multiple instances and is integrated within several OPT service offerings, including =DaaS= and =RaaS=. Merrows™ is offered as part of comprehensive system deployments and is not currently marketed as a standalone product.

We believe the Merrows™ system enhances the value proposition of our broader portfolio by enabling cross-platform interoperability and improving the operational efficiency and data fidelity of autonomous maritime missions.

Recent Technological Advancements

During fiscal year 2025 and through the date of this filing, we achieved several notable milestones related to the continued development and operational deployment of our autonomous maritime systems. These developments reflect our investment in platform capability enhancement, strategic partnerships, and customer-oriented service infrastructure:

●	AI-enabled Merrows™ PowerBuoy® Deployment: In May 2025, we delivered a PowerBuoy® platform integrated with AI-enabled Merrows™ software to a customer in the Middle East. This system combines wave energy generation with artificial intelligence to support real-time maritime domain awareness and sensor fusion applications. The deployment is part of a broader engagement in the region and remains subject to performance validation under operational conditions.

●	Extended-Duration Over the Horizon Autonomous WAM-V® Operations: In April 2025, we conducted a successful demonstration of multi-day over-the-horizon (OTH) WAM-V® (USV operations in the Indo-Pacific region. The exercise validated the WAM-V® platform’s endurance, autonomous navigation, and remote command-and-control capabilities over extended ranges and durations. Operating beyond line-of-sight with satellite and high-frequency communications, our team executed mission tasking, status monitoring, and data retrieval without the need for local support assets. This demonstration, observed by customer representatives and OPT engineering teams, confirms the WAM-V® system’s readiness for long-range survey and surveillance missions across dispersed maritime environments, further aligning our capabilities with the operational needs of defense, security, and offshore commercial stakeholders.

●	U.S. Navy Project Overmatch Participation: Project Overmatch exercises validate the Navy’s ability to deploy resilient, autonomous unmanned systems as a critical component of multi-domain operations, fostering interoperability with coalition forces and accelerating next-gen naval capabilities. In October 2024, we completed a phase of the U.S. Navy’s Project Overmatch initiative by participating in the Mission Autonomy Proving Grounds exercises. Multiple WAM-V® USVs were deployed to demonstrate autonomous behavior, interoperability with other systems, and mission execution under naval coordination. This participation supports our positioning for future federal procurement opportunities; however, no definitive contract awards have resulted from this activity to date.

●	OEM Agreement with Teledyne Marine: In June 2024, we executed an Original Equipment Manufacturer (OEM) agreement with Teledyne Marine. This agreement enables integration of Teledyne’s sensor and subsea technology with OPT’s wave energy and autonomous platforms. We believe this partnership strengthens our technical offering, but the commercial impact will depend on customer adoption in future joint projects.

●	Global 24/7 Service Support Infrastructure Launch: In June 2024, we launched a 24/7 global customer support capability for deployed platforms and service contracts. This capability is expected to improve service reliability and may contribute to growth in recurring revenue. However, the cost and staffing requirements of this initiative may impact near-term gross margins for service-related business lines.

These developments are consistent with our strategic priorities of expanding platform capability, increasing global market reach, and enhancing customer value through integrated offerings. While we believe these achievements strengthen our market position, future revenue impact remains dependent on follow-on orders, contract conversions, and customer retention. See Item 1A, “Risk Factors,” for a discussion of operational and adoption risks

Strategy and Marketing

We are focused on delivering integrated, autonomous ocean infrastructure solutions. Our strategy centers on unifying renewable energy powered systems (PowerBuoy®), autonomous vehicles (WAM-V®), and data-driven command and control platforms (Merrows™) into a cohesive, interoperable ecosystem. This multi-domain architecture is designed to support operations across surface, subsea, and airborne environments, offering utility in both government and commercial missions.

Intelligence, Surveillance, and Reconnaissance (ISR) is a critical function in military and security operations that involves the collection, processing, and dissemination of information to support decision-making, targeting, and situational awareness. and is central to OPT’s strategic positioning as a provider of autonomous, intelligent, and scalable maritime mission systems, enabling it to serve both national security and commercial maritime markets through recurring services and full-stack platform offerings. ISR is a core enabler of our strategy, driving value across defense, homeland security, and international maritime markets. ISR capability is not only a product feature, but a strategic differentiator woven into OPT’s platform design, autonomy stack, and service delivery models.

We believe our platform-centric approach aligns OPT with three primary global trends:

●	Maritime Security Modernization: Continued investment by defense and security agencies in unmanned systems and ISR.

●	Offshore Sector Digitalization and Decarbonization: Expansion of remote, low-emission monitoring for wind, oil & gas, and shipping operations.

●	Ocean Data Infrastructure Growth: Rising demand for AI-enabled environmental and security intelligence solutions.

Market Trends and Tailwinds

Defense and Environmental Monitoring Demand

The defense sector continues to prioritize autonomous systems for enhanced situational awareness and cost-efficiency. Regulatory initiatives and funding priorities within the U.S. Department of Defense and abroad, the Intelligence Community, and Department of Homeland Security are creating pathways for long-term procurement contracts. OPT is aligning its capabilities with these procurement trends and exploring engagement opportunities with defense prime contractors and allied foreign ministries.

Simultaneously, the environmental monitoring market is expanding due to regulatory compliance pressures and increased investment in ocean science. Our solutions are engineered to address use cases such as coastal zone management, hydrographic surveying, and habitat monitoring.

Competitive Positioning and Global Demand

The rising global focus on unmanned maritime systems is expanding OPT’s addressable market across multiple sectors and geographies. Our platforms are being evaluated or deployed for use in:

●	Defense and Security Missions: In alignment with DHS’s Maritime Domain Awareness goals and the U.S. Coast Guard’s Unmanned Systems Strategic Plan.

●	Infrastructure Protection: Including remote surveillance of undersea cables, pipelines, and offshore installations.

●	Commercial Operations: Such as offshore wind development, subsea exploration, permit obtainment and port monitoring.

Our modular platforms—specifically the PowerBuoy® and WAM-V®—are designed to support autonomous missions with minimal human intervention, and offer value in shallow-water, nearshore, and offshore environments.

Growth Priorities and Target Markets

OPT’s commercial and public-sector focus is directed toward high-value, mission-critical domains where autonomous maritime infrastructure delivers operational or strategic benefit. Our key markets include:

●	U.S. Defense and Intelligence agencies

●	Allied foreign defense ministries (NATO, Indo-Pacific, Latin America, Middle East). These ministries seek advanced capabilities in surveillance, reconnaissance, and persistent maritime operations, aligned with U.S. defense cooperation and interoperability standards

●	Strategic partners and commercial customers

Product Development Focus

Autonomy Advancement (Level 3 and Beyond)

We have expanded our internal autonomy engineering team with the addition of full-time specialists in control systems and software integration. This investment supports the development of Level 3+ autonomous capabilities across OPT’s vehicle platforms, with a focus on reliable, adaptive, and scalable mission execution. Level 3 autonomy, meaning the platform can execute defined missions, such as navigating pre-set routes or collecting data, without real-time human control. While a human operator monitors performance and can intervene if necessary, the system is generally capable of making its own decisions under known conditions, including adjusting for environmental variables like waves, wind, or obstacles. This level of autonomy enhances operational efficiency while maintaining human oversight for safety and reliability

Docking and Charging Systems

OPT continues to refine and improve its at-sea docking and charging system that integrates a PowerBuoy® with a WAM-V® platform. This system is designed to extend the duration of autonomous missions by enabling unmanned surface vehicles to recharge autonomously in the field. Test data and user feedback informs subsequent design iterations and validation protocols.

These initiatives support our objective of offering persistent, autonomous systems that reduce lifecycle cost and increase mission resilience in both government and commercial deployments.

Competition and Competitive Positioning

We operate in the converging sectors of USVs, ocean sensing and surveillance platforms, and offshore renewable energy systems. Our competitors include companies that offer:

●	Standalone USV systems for inshore, nearshore, or offshore environments;

●	MDA software and data platforms;

●	Legacy power infrastructure (e.g., subsea cabling, diesel generators); and

●	Integrated surveillance and ocean infrastructure solutions, including manned systems, offered by divisions of large defense contractors or venture-backed maritime technology firms.

The USV sector remains dynamic, with increasing competition as entrants focus on niche applications across varied marine environments. A significant development in this market occurred in June 2024, when the U.S. Navy awarded a $982 million multiple-award contract to 49 vendors, signaling a move toward large-scale collaboration and integrated systems development. This marks a departure from the historically fragmented USV market and could impact contracting and teaming dynamics in future procurements.

The autonomous buoy segment remains comparatively early-stage and fragmented. It is generally divided between grid-connected solutions and smaller-scale autonomous systems. OPT remains focused on the non-grid segment. To our knowledge, few competitors currently offer fully commercialized, continuously deployed platforms with persistent, renewable power generation. This reflects the nascency of the market, which continues to evolve through research and development programs, demonstration projects, and limited initial deployments.

Competitive Differentiators

Despite the presence of larger industry participants, OPT seeks to differentiate through a combination of vertically integrated products, operational deployment history, and business model flexibility. Our competitive positioning is based on the following characteristics:

●	Integrated, Autonomous Maritime Infrastructure

OPT offers a suite of interoperable platforms—PowerBuoy®, WAM-V® USVs, and the Merrows™ data system—designed to function as a cohesive ocean intelligence network. This integration may reduce logistical complexity and improve system interoperability for customers compared to point-solution providers.

●	Renewable, Persistent Power Delivery

The PowerBuoy® platform generates renewable energy from any combination of wave motion, solar, and wind and includes battery storage to enable continuous power for sensors, communications systems, and mission payloads in remote ocean areas. This reduces or eliminates reliance on fossil fuel-based power systems or vessel-based servicing, materially reducing customer costs.

●	Modular and Scalable Design

Our WAM-V® and PowerBuoy® product lines are designed for payload modularity and field customization. This architecture supports multiple mission types and promotes asset reuse across use cases and customers.

●	Field-Proven Performance

As of April 30, 2025, OPT has deployed over 80 WAM-V® platforms globally and completed multiple operational deployments of PowerBuoy® systems in varying marine conditions. These deployments contribute to our operational validation record, though additional deployments and independent assessments are ongoing.

●	Lifecycle Cost Efficiency

OPT’s systems are intended to reduce lifecycle operating costs by minimizing the need for crewed vessels, fuel logistics, and routine on-site maintenance. Our service-based business models RaaS, Daas, and PaaS may further lower customer acquisition barriers and enhance revenue predictability.

●	Alignment with National and Allied Security Priorities

Our solutions are designed to align with stated U.S. government objectives, including the Department of Homeland Security’s National MDA Plan and the U.S. Coast Guard’s Unmanned Systems Strategy. Areas of application include persistent surveillance, Exclusive Economic Zone (EEZ) enforcement, and offshore infrastructure monitoring.

●	Agility and Customer Responsiveness

OPT’s organizational structure and scale may provide an advantage in prototyping, iteration, and customer collaboration. Because OPT has an agile, lean organizational structure and smaller scale, it can more rapidly develop, test, and modify prototypes and incorporate customer feedback into new iterations. This speed is crucial when customers need a solution tailored to a specific mission, threat, or environment. In addition, this customer intimacy fosters trust and can lead to long-term relationships, especially in environments like NATO, UN, or U.S.-led coalitions where interoperability and mission alignment are key.

Recent Contracts and Commercial Developments

During fiscal 2025 and fiscal 2026 to date, OPT executed several commercial transactions that expanded our international presence and supported strategic positioning in defense and commercial maritime sectors:

●	Facility Security Clearance Level (FL): In fiscal 2025, our corporate headquarters and primary assembly facility in New Jersey was granted a Facility Security Clearance Level (“FCL”) by the U.S. Department of Defense. The FCL authorizes OPT to support classified U.S. government programs at the Secret level, subject to compliance with national industrial security program requirements. The FCL increases our eligibility for classified defense contracts and affirms our compliance with personnel, physical, and cybersecurity standards.

●	International Merrows™ PowerBuoy® Deployment: In May 2025, we shipped an AI-enabled Merrows™ PowerBuoy® to a customer in the Middle East. This shipment followed a competitive procurement process in which OPT was selected as a preferred vendor for Merrows-equipped platforms.USV Contract: Also in May 2025, OPT entered into a contract with an international defense agency to supply multiple WAM-V® USVs. This transaction represents a material expansion of our footprint in allied defense markets and is expected to support future growth in our platform-based services.

●	Latin American Sales: Between December 2024 and January 2025, we received purchase orders totaling approximately $5 million for PowerBuoy® and WAM-V® platforms from customers in Latin America. These transactions include product sales and associated support services and will be fulfilled over multiple quarters.

●	Naval Postgraduate School Deployment: In September 2024, we were awarded a contract from the U.S. Naval Postgraduate School to deploy a PowerBuoy® equipped with the Merrows™ system in Monterey Bay, California. The contract supports testing of persistent maritime surveillance capabilities in an academic and operational context. This buoy was deployed in July 2025.

●	OEM Agreement with Teledyne Marine: In June 2024, we executed an OEM agreement with Teledyne Marine. This agreement enables integration of Teledyne’s sensor and subsea technology with OPT’s wave energy and autonomous platforms. We believe this partnership strengthens our technical offering, but the commercial impact will depend on customer adoption in future joint projects.

●	OEM Agreement with Teledyne Marine: In June 2024, we executed an Original Equipment Manufacturer (OEM) agreement with Teledyne Marine. This agreement enables integration of Teledyne’s sensor and subsea technology with OPT’s wave energy and autonomous platforms. We believe this partnership strengthens our technical offering, but the commercial impact will depend on customer adoption in future joint projects.

●	OPT has established numerous strategic partnerships designed to capitalize on growing global demand, particularly in the middle east and Latin America:

○	Remah International Group (“RIG”): In October 2024, OPT appointed RIG as its exclusive distributor for defense and security solutions within the United Arab Emirates. Under this agreement, RIG is responsible for promoting, distributing, selling, and servicing OPT’s suite of maritime technologies, including the WAM-V® USVs, the PowerBuoy®, and the AI-capable Merrows™ system.

○	Unique Group: We have established a strategic partnership with Unique Group, a UAE-headquartered global innovator in subsea technologies and engineering. Announced in July 2024, this collaboration focuses on deploying OPT’s WAM-V® USVs across the United Arab Emirates and other Gulf Cooperation Council (GCC) countries for commercial customers primarily active in the offshore energy industry.

○	Elektron SAS: We have entered into a strategic partnership with Elektron SAS, a Colombia-based specialist in hydrographic and oceanographic instrumentation services. Announced in April 2025, this collaboration includes a $4 million purchase commitment for OPT’s suite of intelligent maritime technologies, encompassing the WAM-V® USVs, the PowerBuoy®, and the AI-powered Merrows™ platform.

○	Ocean Wave Solutions (“OWS”): During the third quarter of fiscal 2025 we established a strategic partnership with Ocean Wave Solutions Ltda (OWS), a Brazil-based company, to serve as its authorized distributor in the Brazilian market. This collaboration is part of OPT’s broader initiative to expand its global footprint by leveraging local expertise and networks. This alliance aims to address the growing demand for autonomous and sustainable ocean technologies in Brazil, particularly in sectors such as offshore energy, environmental monitoring, and maritime security.

○	Red Cat Holdings: In April 2024, OPT entered a strategic alliance with Red Cat Holdings, Inc. (“Red Cat”), a U.S.-based provider of drone technologies for defense and commercial applications. The collaboration is focused on integrating Red Cat’s small unmanned aircraft systems (sUAS) with OPT’s autonomous maritime platforms, including the PowerBuoy® and WAM-V®. This integration is designed to deliver persistent, multi-domain situational awareness by combining Red Cat’s modular, night-vision-enabled drones with OPT’s ocean-powered infrastructure. The PowerBuoy® serves as a persistent power and communications node by harvesting wave energy, while the WAM-V® provides mobile, autonomous surface capabilities in a variety of sea states. The alliance advances OPT’s strategy to deliver interoperable, autonomous systems for defense, intelligence, and security missions, enhancing operational endurance, real-time intelligence, and force protection in maritime environments.

●	24/7 Global Service Support Launch: Also in June 2024, OPT launched a global 24/7 service support program to enhance customer response capabilities for deployed systems. This initiative supports our strategy to grow recurring service revenue and strengthen long-term customer relationships.

Backlog

As of April 30, 2025, our contract backlog was approximately $12.5 million, compared to $4.9 million as of April 30, 2024. The backlog represents the value of unfulfilled, purchase orders and agreements with commercial and governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

Backlog figures do not necessarily reflect future revenue, as orders may be adjusted, delayed, or canceled, and our recognition of associated revenue is subject to the terms of the underlying agreements. The size of our backlog may also fluctuate materially based on the timing of new awards, contract renewals, or the conclusion of long-term engagements. Consequently, while we view backlog as a useful performance indicator, it should not be relied upon as a predictor of future results.

Product and Solution Development

OPT continues to prioritize the development and commercialization of modular, autonomous solutions for offshore energy, data acquisition, and maritime domain awareness. Our development strategy is informed by customer use cases, operational field data, and regulatory trends, and is focused on delivering scalable capabilities that support persistent and intelligent ocean infrastructure.

Our approach emphasizes disciplined capital allocation, with a focus on near-term commercial viability and alignment with long-term Company strategy and platform goals. As of April 30, 2025, our product development activities primarily support enhancements to existing systems. However, we expect to expand these efforts to include new platform capabilities, advanced autonomy features, and mission-specific configurations in response to evolving customer requirements and emerging market opportunities

Key In-Development Programs

●

WAM-V® Autonomy Stack

OPT is advancing a proprietary autonomy framework for the WAM-V® USV vehicle platform. Features in development include edge-based navigation, adaptive mission planning, obstacle avoidance, and fleet coordination logic. These enhancements are designed to reduce operator workload and support persistent, autonomous operation across varied maritime environments.

●	Docking and Charging Infrastructure

We are advancing new platform capabilities, enhanced autonomy features, and mission-specific configurations in response to evolving customer requirements and emerging market opportunities

These systems are designed to extend operational duration, reduce logistical support requirements, and facilitate closed-loop surveillance networks in remote or contested waters. A field demonstration has been completed, and refinement of hardware and software integration is ongoing.

●	Maritime Resiliency Enhancement

We are continuing to enhance the resiliency of our WAM-V platforms, further improving operational envelopes, in-situ servicing, and the ability to utilize a wide range of propulsion systems. These enhancements also include the ability to increase payloads and deploy a wide range of systems, from unmanned underwater and surface assets, to towing sonars (sound navigation and ranging (Sonar), a technology that uses sound waves to detect, locate, and characterize objects underwater) for seabed mapping and mine counter measures.

These initiatives reflect OPT’s long-term focus on enabling persistent ocean operations through platform self-sufficiency, data continuity, and autonomous system interoperability. We expect these technologies to enhance the value proposition of our service models (e.g., RaaS, Raas and DaaS), though the timing and scale of commercial adoption will depend on customer demand, technical milestones, and system-level testing outcomes.

Product Roadmap and Innovation Focus

Our product development roadmap is driven by three primary inputs:

1.	Customer Feedback and Operational Data Insights from deployments inform feature prioritization, systems hardening, and performance optimization.

2.

Strategic Technology Integration

We are evaluating opportunities to incorporate adjacent technologies, such as aerial drones, autonomous underwater vehicles (AUVs), and remote sensing modules, into our platform suite through partner collaboration and joint development efforts.

3.

Long-Term AI/ML and Data Strategy

As part of our innovation roadmap, we are developing artificial intelligence and machine learning applications for mission automation, anomaly detection, and data prioritization. We are also assessing requirements for secure, cloud-enabled data environments to support multi-platform information sharing and operational analytics.

Intellectual Property

We maintain an intellectual property (IP) portfolio that supports our operations across autonomous maritime systems, wave energy conversion, and integrated ocean intelligence solutions. Our IP strategy is designed to protect proprietary technology, promote long-term product differentiation, and support commercial growth in both U.S. and international markets.

As of April 30, 2025, OPT held approximately 70 issued U.S. patents covering innovations in the following categories:

●	Buoy system architecture, including energy conversion, battery charging systems, power take-off mechanisms, and control circuitry;

●	Wave energy control systems and thermal/wave hybrid power conversion;

●	Mooring and anchoring systems, including subsea cabling and marine connectors;

●	Multi-unit wave energy farm network configurations;

●	Autonomous charging interfaces for USVs;

●	WAM-V® platform technologies, including modular propulsion and control systems; and

●	Buoy-based communications infrastructure using LTE, satellite, and mesh technologies.

Our patents have staggered expiration dates, extending through fiscal year 2041. No individual patent is considered material to our business. However, the collective breadth and interconnectivity of the portfolio provide meaningful protection for our core systems and solutions.

In addition to patents, we rely on trade secrets, proprietary engineering processes, and non-public technical documentation. Certain technologies were developed under government-funded programs and may be subject to U.S. federal government use rights under the Bayh-Dole Act and related provisions.

OPT also holds and maintains registered U.S. trademarks critical to brand identity and market differentiation, including PowerBuoy®, WAM-V®, and Merrows™.

Our intellectual property portfolio is reviewed periodically to assess enforceability, alignment with strategic product roadmaps, and licensing opportunities. We may pursue additional filings or commercial partnerships to expand our IP base and enter new applications or jurisdictions.

Regulatory Environment

OPT’s operations are subject to a range of domestic and international laws, regulations, and technical standards that affect product design, deployment, data handling, and defense-related contracting. Our ability to operate effectively in key markets depends in part on maintaining compliance across multiple regulatory regimes.

Facility Security Clearance

OPT currently holds a Facility Security Clearance (FCL) from the U.S. Department of Defense, which allows our company to access and perform work on contracts involving classified information at the “Secret” level. This clearance supports our eligibility to participate in certain U.S. government programs, particularly in the defense and intelligence sectors.

To maintain this clearance, OPT is required to comply with a range of ongoing security and operational requirements under the National Industrial Security Program (NISP). These requirements include:

●	Personnel Screening: Key management personnel and employees who access classified information must hold active U.S. government security clearances.

●	Facility Safeguards: Classified information must be stored, handled, and transmitted in secure areas using approved security systems and procedures.

●	Designated Security Officer: We are required to designate a trained Facility Security Officer (FSO) who manages our industrial security program and coordinates with government agencies.

●	Insider Threat Program: OPT must operate a formal insider threat detection and reporting program, including employee training and risk mitigation practices.

●	Export and Foreign Ownership Compliance: If foreign ownership or influence is present, OPT must disclose this to the U.S. government and implement approved safeguards to mitigate potential risks.

●	Security Training: All cleared personnel must complete initial and annual security training, including awareness of insider threats and reporting obligations.

●	Ongoing Oversight: The company is subject to periodic inspections and reviews by the Defense Counterintelligence and Security Agency (DCSA), which oversees compliance with federal security regulations.

Failure to comply with these requirements could result in the suspension or revocation of our security clearance, which may impact our ability to perform on classified contracts or bid on certain U.S. government opportunities.

Export Control and Trade Compliance

We are subject to U.S. export control laws, including the International Traffic in Arms Regulations (ITAR) and the Export Administration Regulations (EAR). Certain technologies, components, and technical data integrated into OPT systems may require U.S. government authorization for export, re-export, or third-party access. OPT maintains internal compliance protocols to support adherence to applicable export control requirements and customer-specific licensing obligations.

Maritime and Offshore Operations

Our PowerBuoy® and WAM-V® platforms operate in offshore and nearshore environments and may be subject to regulation by the U.S. Coast Guard, Bureau of Ocean Energy Management, and other federal or local agencies. For international deployments, we work with country-specific maritime authorities to obtain operational approvals and ensure environmental and navigational compliance.

Telecommunications and Data Transmission

Several OPT platforms transmit real-time operational data via satellite, LTE/5G, or other secure communications channels. These activities are subject to domestic and international telecommunications regulation, including oversight by the Federal Communications Commission (FCC) and analogous bodies abroad. OPT maintains policies to ensure frequency band licensing, data privacy compliance, and secure communications protocols are met.

Government Contracting and Compliance

As a contractor and supplier to U.S. government agencies—including the Department of Defense (DoD), Department of Energy (DOE), and National Oceanic and Atmospheric Administration (NOAA)—we are subject to the Federal Acquisition Regulation (FAR), Defense Federal Acquisition Regulation Supplement (DFARS), and other federal procurement standards. These frameworks govern cybersecurity, ethics, cost allowability, and reporting obligations. We are also subject to the terms of government funding agreements that may impose IP licensing restrictions or data rights limitations.

Environmental and Safety Regulation

OPT systems are engineered to operate with low emissions and minimal environmental impact. However, we are subject to regulations governing offshore noise, emissions, marine habitat protection, and operational safety. Our compliance posture is evaluated on a jurisdiction-by-jurisdiction basis, and we continuously monitor evolving sustainability mandates across key markets.

Assembly Facilities and Operations

OPT conducts in-house assembly and integration activities at two primary U.S.-based locations:

●	Monroe Township, New Jersey: Our headquarters facility includes approximately 56,000 square feet of combined manufacturing, assembly, engineering, and administrative space. This site supports the production and integration of our PowerBuoy®, WAM-V®, and Merrows™ platform components and serves as our principal site for final system testing and quality assurance. The facility includes configurable production areas that can be scaled to accommodate increased manufacturing volumes.

●	Richmond, California: Our West Coast facility supports prototyping, on-water testing, final integration, and mission readiness activities for deployments in the Pacific region. This location also provides additional surge manufacturing capacity to support variable customer demand and lead-time-sensitive programs.

Together, these facilities support OPT’s ability to meet current production requirements, provide geographic flexibility for field operations, and maintain lead-time responsiveness for government and commercial projects.

We believe our existing facilities are adequate for our near production needs. We continuously monitor demand forecasts and contract volume to assess whether further investment or expansion will be required. If customer demand materially increases, we may consider expanding our footprint, increasing shifts, or utilizing contract manufacturing partnerships.

Human Capital Management

We recognize that our workforce is central to our innovation, operational performance, and long-term business success. As of April 30, 2025, OPT employed 53 full-time employees, all located in the United States. We believe our ability to attract, develop, and retain a skilled workforce is critical to the execution of our strategic and technical objectives.

Workplace Culture and Inclusion

OPT is an equal opportunity employer. Employment decisions are made without regard to race, gender, age, disability, veteran status, or other characteristics protected by applicable law. We are committed to fostering an inclusive, respectful, and diverse work environment and continue to evaluate ways to improve equity across our workforce and talent pipeline.

Quality, Health, Safety, and Environmental

We maintain a Quality, Health, Safety, and Environmental (QHSE) program designed to promote operational safety, risk mitigation, and compliance with applicable occupational health and safety regulations. Our primary manufacturing sites in Monroe Township, New Jersey and Richmond, California are ISO 45001 certified , the international occupational health and safety management standard.

Key elements of our QHSE program include:

●	Stop-work authority and proactive hazard identification practices;

●	Monitoring of leading and lagging safety indicators;

●	Structured incident investigation and root cause analysis protocols;

●	Ongoing safety training and employee engagement.

In July 2025 we were awarded ISO 9001 certification. ISO 9001 is the world’s most recognized quality management standard, awarded to organizations that consistently provide products and services that meet customer and regulatory requirements.

Carbon Impact and Emissions Reductions

Our products are designed to reduce greenhouse gas emissions by replacing fossil fuel-based systems in offshore monitoring, security, and energy applications. The following Company estimates reflect modeled displacement of diesel-based maritime activity, based on representative deployments:

●	PowerBuoy® Units: Estimated to displace ~4 metric tons of CO₂ annually per unit, equivalent to removing approximately two passenger vehicles from the road.

●	Merrows™ Maritime Domain Awareness Deployments: In scenarios where manned patrol vessels are replaced, estimated CO₂ displacement exceeds 300 metric tons per 10 vessel-days.

●	WAM-V® Survey Operations: Autonomous survey missions have demonstrated potential CO₂ reductions of ~14 metric tons per vessel-day, or up to 1,300 metric tons over a multi-week deployment.

We are in the process of building a carbon tracking database to support data verification and environmental performance reporting. These estimates are based on internal models and publicly available benchmarks and practice and may be refined as additional field data becomes available.

Sustainable Development and Marine Protection

OPT’s mission is aligned with UN Sustainable Development Goal 14 (Life Below Water). Our technologies are used in applications that support:

●	Detection and deterrence of IUU fishing;

●	Collection of oceanographic and climate-related data for scientific and regulatory use;

●	Reduction of reliance on fuel-based vessels and infrastructure.

Operational Sustainability and Product Risk Review

In fiscal 2023, we completed a facility energy audit in collaboration with the New Jersey Clean Energy Program and conducted a corporate carbon footprint assessment. We offset 100% of calculated emissions from our headquarters and business travel. We also initiated a product-level environmental impact assessment for the PowerBuoy® platform. Based on external review and regulatory agency feedback (including from NOAA and the U.S. Army Corps of Engineers), PowerBuoy® platforms were determined to pose no material harm to marine ecosystems. Key safety features include:

●	Absence of rare earth or toxic metals in batteries;

●	Minimal fire or explosion risk; and

●	Remote energy discharge capability for emergency shutdown.

We are currently assessing the WAM-V® platform for materials safety and its impact on sensitive marine habitats.

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

We have incurred net losses since we began operations in 1994, including net losses of $21.5 million and $27.5 million in fiscal 2025 and 2024, respectively. As of April 30, 2025, we had an accumulated deficit of $329.1 million. Our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net loss and use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

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

Loss of U.S. Government Security Clearances Could Harm Our Business

We maintain a Facility Security Clearance (FCL) at the Secret level, which enables us to perform on U.S. government contracts that involve access to classified information. Our eligibility to maintain this clearance is subject to the requirements of the National Industrial Security Program, administered by the Defense Counterintelligence and Security Agency (DCSA). If we fail to comply with these requirements, such as through deficiencies in our security protocols, loss of cleared personnel and inability to replace these people in key roles, or failure to report material organizational changes, our FCL may be suspended or revoked. If FCL is suspended or revoked, OPT will no longer be able to participate or bid on . contracts that involve classified information.

In addition, any foreign ownership, control, or influence (FOCI), whether through investment, merger, or acquisition, must be mitigated to DCSA’s satisfaction through an approved security agreement. Failure to properly mitigate FOCI or to obtain required pre-clearance from DCSA could jeopardize our clearance status. Loss of our FCL would prevent us from bidding on or performing contracts requiring classified access and could result in the termination of existing classified work, adversely impacting our financial performance and long-term strategic positioning in the defense and intelligence markets.

We may not be able to raise sufficient capital to continue to operate our business.

Historically, we have funded our business operations through sales of equity securities. We have raised approximately $23.4 million during fiscal 2025, and had an unrestricted cash balance of $6.7 million as of April 30, 2025. We do not know whether we will be able to secure additional funding if needed in the future or, if secured, whether the terms will be favorable to us or our investors. Our ability to obtain additional funding will be subject to several factors, including market conditions, our operating performance, litigation and investor sentiment. These factors may make additional funding unavailable, or the timing, dollar amount, and terms and conditions of additional funding unattractive.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on us.

There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers, increase our supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.

Any current or future indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to any indebtedness could adversely affect our liquidity and financial condition.

We have issued $10.0 million in convertible notes to investors and have the option to issue up to an additional $15.0 million in convertible notes under the same investment agreement. Our debt level and the need to meet related covenants can have negative consequences. We may incur more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. The convertible notes also impose certain restrictions on us, including financial covenants and events of default. Upon an event of default, for example, the lenders can get an increased rate of return and force a redemption, which could adversely affect our liquidity and financial condition.

Any failure to meet our debt obligations could damage our business.

Our ability to meet our obligations under our convertible notes will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to remain profitable, or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by limiting or prohibiting our ability to obtain financing for additional capital expenditures, acquisitions and general corporate purposes. In addition, if we are unable to make payments as required under the convertible notes, we would be in default, which could seriously harm our business. If we incur more debt, this could intensify the risks described above.

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

Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the U.S., many of which are beyond our control including:

● political and social attitudes, laws, rules, regulations, and policies within countries that favor local companies over U.S. companies, including government-supported efforts to promote local competitors;

● new and expanded U.S. tariffs enacted in 2025 on imported components, particularly from China, have the potential to increase the cost of materials used in our PowerBuoy®, WAM-V®, and Merrows™ platforms. These tariffs may also lead to supply chain delays, reduced margins, and increased pricing pressure. If we cannot mitigate these impacts through sourcing alternatives or operational efficiencies, our business and financial performance could be adversely affected;

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

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe may be necessary to achieve profitable operations. We added two acquisitions over the last three fiscal years (one of which was subsequently divested in November 2023), and now have operations in New Jersey and California, without significantly increasing our support staff. Our current personnel, facilities, systems and internal procedures and controls may not be adequate to support our future growth plans, which we expect to include organic growth as well as additional acquisitions and partnerships. This factor, when combined with the technical complexity of some of our development efforts, may result in our inability to meet certain customer expectations or deadlines and could result in an amendment to, or termination of, customer contracts or relationships. To realize our desired growth, we may need to add sales, marketing and engineering offices in our existing and/or additional locations nationally or internationally, which may result in additional organizational complexity and cost.

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

If we are unable to successfully negotiate and enter into service contracts with our customers on terms that are acceptable to us, our ability to diversify our revenue stream will be impacted.

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

While we strive to maintain constructive communications with our shareholders, we have been, and may in the future be, subject to actions initiated by activist shareholders,. While the Company has successfully defended against these lawsuits, these efforts resulted in significant expense and management distraction. Any activist campaign against OPT that contests, conflicts with, or seeks to change, our board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist shareholders could disrupt our operations, be costly or time-consuming, or divert the attention of our board of directors and senior management from their regular duties, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties, including as a result of possible changes to the composition of our board, as to our future direction may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers and/or employees and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may affect our relationships with vendors, customers and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

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

We market and plan to market our services and products in multiple global regions, including parts of North and South America, Europe, Sub-Saharan Africa, Middle East, and Asia, and we are therefore subject to risks associated with having international operations. Revenue from customers who are based outside of the U.S. accounted for 60% of our revenue in fiscal 2025 and 4% of our revenue in fiscal 2024. Risks inherent in international operations include, but are not limited to, the following:

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

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social, and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business, which in turn could adversely affect our business, financial condition, and results of operations. The current economic environment may increase these risks.

Failure of our information systems or those of third parties or breaches of data security could cause significant harm to our business.

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, and possibly customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions, and system and data security breaches, manipulation, destruction, ransom, or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business., including delays in execution of classified work or revocation of our FCL Any such failures, disruptions or breaches could also impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive, or confidential information of employees, customers, and others. Our development and use of our MDAS platforms, cloud-based offerings, as well as our evolution toward DaaS, PaaS and RaaS models, require us to host increasing amounts of our own data as well as customer data, and increases the risk that our and our customers’ data and financial and proprietary information could be more susceptible to such failures and data breaches.

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate or meet contractual obligations.

We utilize, develop, install and maintain a number of information technology systems. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our customers and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems, as well as those of our customers, contractors and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information, as well as the confidential and proprietary information of our customers and other business partners. Industry-accepted security measures and technology to secure computer systems, and the information stored by cloud vendors on these systems are subject to threats. For example, as we plan to receive projects from the DoD and Department of Homeland Security (“DoHS”), we will have to meet their framework for establishing cyber security standards and best practices, what they call Cybersecurity Maturity Model Certification at various levels as we grow our business with DoD and DoHS. There can be no assurance that our efforts will prevent these threats, or that we will be able to secure appropriate certifications in this area. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. A party who circumvents our security measures, or those of our customers, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with applicable laws and regulations, including evolving government cyber security requirements for government contractors. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition, results of operations or cash flows.

As part of our broader cyber defense strategy, we actively participate in the Federal Bureau of Investigation’s InfraGard program and related cyber threat intelligence initiatives. These programs enhance our access to real-time threat indicators and best practices for protecting critical infrastructure. While such participation underscores our commitment to proactive risk mitigation and national security collaboration, it may also elevate scrutiny of our cybersecurity protocols, increase compliance obligations, and expose us to additional reputational and regulatory risks in the event of a breach or lapse.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of our stock as of the ownership change by the applicable federal long-term tax-exempt rate. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year. If an ownership change should occur in the future, our ability to use the NOLcarryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by us in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards and we may be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact the results of our operations.

As noted, we believe that these NOL carryforwards are a valuable asset for us. Consequently, we have a Section 382 Tax Benefits Preservation Plan in place, to protect our NOLs and NOL carryforwards during the effective period of the rights plan. Although the Tax Benefits Preservation Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change”. The Tax Benefits Preservation Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Tax Benefits Preservation Plan through the issuance of common stock or common stock equivalents to all shareholders other than the acquiring person. The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our shareholders. Pursuant to the terms of the Tax Benefits Preservation Plan, the Board of Directors has authority to grant an exception to the 4.9% ownership threshold which could potentially limit the utilization of our NOL carryforwards.

Risks Related to Product Development and Commercialization

We have only manufactured a limited number of PowerBuoys®, and to date, we have not produced these products in any significant quantity for commercial production. These products do not have a sufficient operating history to accurately predict how they will perform over their estimated useful life.

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

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our products, particularly offshore operations. These hazards and risks could result in personal injuries or loss of life. The unintentional release of a PowerBuoy® product from its mooring, for example, due to extreme environmental conditions and related damage caused by its drifting could result in injury to persons, property damage (including to third-party vessels or infrastructure), environmental harm, and potential regulatory or legal liabilities, as well as reputational damage and increased insurance costs. Other damages may include damage to our properties, including our products, and the properties of others, or other consequential damages. Certain weather events could increase in frequency or severity requiring potential design changes or limiting the windows available for offshore operations.

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

We manufacture key components of our products, while outsourcing manufacturing for other components of our products. We have only manufactured our products in limited quantities for use in development and testing and have limited commercial manufacturing and deployment experience. Our future success depends on our ability to significantly increase both our manufacturing capacity and production, develop vendor alternatives and service throughput in a cost-effective and efficient manner, and to manage multiple vendors with several orders that have specific deadlines. In order to meet our growth objectives, we will need to increase our engineering, contract management, and manufacturing staff. There is intense competition for hiring qualified technical and engineering personnel. Therefore, we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

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

Our agreements with customers will generally include warranties with respect to the quality and performance of our products. Because of the limited operating history of our products, we have been required to make analytical assumptions regarding the durability, reliability and performance of the systems, and we may not be able to predict whether and to what extent we may be required to perform under the warranties that we expect to give our customers. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective systems in the future. We could bear the risk of claims long after we have sold our products and recognized revenue. Moreover, any widespread product failures could adversely affect our business, financial condition and results of operations.

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

The offshore deployment of our products is heavily regulated. Each of our deployments is subject to multiple permitting and approval requirements. We and our customers are dependent on state, federal and regional government agencies for such permits and approvals. Due to the unique nature of in-ocean power generation and the associated potential for environmental hazards stemming from deployment of our products, we expect our projects to receive a higher level of scrutiny by permitting agencies, approval authorities and the public, which could result in substantial delay in the permitting process. New regulations surrounding the deployment of autonomous vessels could restrict or limit our ability to deploy WAM-Vs® in certain jurisdictions. Successful challenges by parties opposed to our deployments could result in increased costs, or in the denial of necessary permits and approvals.

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

Our manufacturing operations, particularly some of the activities undertaken by our third-party suppliers and manufacturers, involve the controlled use of hazardous materials. These include batteries, as well as various lubricants and oils. Accordingly, our third-party contractors and we are subject to foreign, federal, state and local laws governing the protection of the environment and human health and safety, including those relating to the use, handling and disposal of these materials. We cannot eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident or failure to comply with environmental or health and safety laws and regulations, we could be held liable for resulting damages, including damages to natural resources, fines and penalties, and any such liability could adversely affect our business, financial condition and results of operations.

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

In the past, companies that experienced significant volatility in the market price of their publicly traded securities have become subject to class action securities litigation. Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us, and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 14 “Commitments and Contingencies – Litigation with Paragon Technologies, Inc.” in the accompanying consolidated financial statements for the fiscal year ended April 30, 2025.

Risks Related to Our Common Stock

If we issue additional shares of our equity securities in the future, our shareholders may experience substantial dilution in the value of their investment or their ownership interest.

Our certificate of incorporation currently authorizes us to issue up to 300,000,000 shares of our common stock and to issue and designate the rights of, without shareholder approval, up to 5,000,000 shares of preferred stock. In the future, if we were required to raise additional capital, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by other investors, and dilution to our shareholders in the value of their investment and their ownership and voting interest in the Company could result. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders.

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

In May 2025, we issued $10 million in aggregate principal amount of convertible notes with a 24-month maturity to institutional investors. The convertible notes are convertible into shares of our common stock in accordance with the terms of the related Securities Purchase Agreement and Indenture. The conversion of these notes into equity may occur at times and underpricing mechanisms that could lead to a substantial number of shares being issued, potentially at prices below the prevailing market price.

The issuance of shares upon conversion of the notes could dilute the ownership interests of existing stockholders, and the sales of such shares into the public market (or the perception that such sales may occur) could place significant downward pressure on the trading price of our common stock. If our share price declines, it may result in more shares being issued upon conversion of the notes, further diluting existing stockholders.

Historically, our stock price has been volatile, and this is likely to continue; purchasers of our common stock could incur substantial losses as a result.

Historically, the market price of our common stock has fluctuated significantly, and we expect that this will continue. Purchasers of our common stock could incur substantial losses relating to their investment in our stock as a result. Also, the stock market, particularly microcap stocks, experiences volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including the items identified within these Risk Factors and the other information included within this annual report. In addition, the interests of the convertible noteholders may not align with those of our common shareholders, particularly if the noteholders are primarily motivated to convert and sell shares quickly. This misalignment may result in pressure to make near-term decisions that are not accretive to long-term shareholder value.

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

We have not paid any cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. Also, there can be no assurance that the Company will have the liquidity necessary to pay dividends in the future if we want to do so. As a result, prospective investors and shareholders should make or maintain an investment in our common stock solely on the basis that potential future capital appreciation, if any, of our common stock will be the only source of gain for our shareholders for the foreseeable future and there can be no assurance that any such future capital appreciation will occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity risk is an important component of our overall enterprise risk management framework, given our reliance on digital systems for product development, operational control, communications, data management, and financial reporting. Our operations involve proprietary software and hardware systems integrated into offshore platforms, as well as sensitive information related to customer deployments, government contracts, and internal business processes.

We employ a layered cybersecurity approach aligned with industry standards. Our strategy includes preventive and detective technical controls (e.g., endpoint protection, intrusion detection, access control, and network segmentation), employee training, vendor diligence, and third-party audits. We maintain a combination of on-premise and cloud-based infrastructure with multi-factor authentication and routine patch management.

We also work with managed cybersecurity service providers to support real-time threat monitoring and incident response capabilities. Penetration testing and vulnerability scanning are performed periodically, and findings are reviewed with senior leadership.

Cybersecurity risks are considered in connection with strategic planning, vendor selection, product development (particularly in embedded control systems), and compliance with regulatory obligations, including export control and data privacy laws.

To date, we have not experienced any material cybersecurity incidents that have had a significant impact on our financial condition, results of operations, or reputation. However, we recognize that the threat landscape continues to evolve, and we remain vigilant in adapting our security posture to mitigate emerging risks.

Governance

The Board of Directors has oversight responsibility for cybersecurity risk as part of its broader enterprise risk oversight function. The Audit Committee receives periodic updates on cybersecurity threats, incidents, risk mitigation strategies, and program enhancements from senior management.

Our Incident Response Plan outlines steps to investigate, contain, report, and recover from cybersecurity events. We have established internal procedures to investigate, contain, report, and recover from cybersecurity incidents. These procedures are designed to enable a prompt and coordinated response to potential threats. In the event of an incident determined to be material under SEC guidelines, we are prepared to make timely disclosures through current reports (Form 8-K) as required.

Cybersecurity Incidents

During the fiscal years ended April 30, 2025 and 2024, we did not identify any cybersecurity incidents that had a material impact on our operations, liquidity, or financial condition. We did observe routine scanning, phishing attempts, and minor technical vulnerabilities, all of which were mitigated without operational disruption or data loss.

While no material incidents have occurred, we cannot guarantee that future incidents will not materially affect our company, especially as we expand digital product features, enter new geographic markets, and integrate with third-party systems.

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

Additionally, we have a property located in Richmond, California where we occupy approximately 11,500 square feet under a lease expiring on June 18, 2028. We have an additional property also located in Richmond, California where we occupy approximately 2,300 square feet under a lease which began on May 12, 2025 and expiring on May 31, 2027. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3. LEGAL PROCEEDINGS

Litigation with Paragon Technologies, Inc.

On October 10, 2023, Paragon Technologies, Inc. filed a complaint in the Court of Chancery of the State of Delaware against the Company, and the members of its Board of Directors, claiming certain breaches of their fiduciary duties. The complaint sought only injunctive relief against the Company, and not monetary damages, and therefore the financial exposure derived therein was limited to applicable legal fees and costs at that stage, which was material to fiscal year 2024. On November 2, 2023, Paragon sought leave to amend its complaint to add additional claims. The Court granted this motion for leave to amend, provided that the Court would not delay the hearing on the matters raised in the initial complaint, which was set for November 28, 2023. This hearing on the initial complaint was held and on November 30, 2023, the Court ruled in favor of the Company and denied Paragon’s motion for injunctive relief. On February 28, 2024, the Company successfully finalized its 2023 annual meeting of stockholders in spite of Paragon’s repeated attempts to contest the meeting. In an August 12, 2024 Press Release and its Form 10-Q report for the second quarter of 2024, Paragon announced that it was no longer pursuing litigation against the Company. Pursuant to a Court order dated January 9, 2025, Paragon was required “to file a status report within 30 days. Otherwise, the case will be dismissed under Rule 41(e).” Because Paragon did not file a status report by February 10, 2025, the Company anticipates that the Court will dismiss the case, with prejudice, due to Paragon’s failure to prosecute.

Section 220 Demand

In February 2025, the Company received a shareholder demand under Section 220 of the General Corporation Law of the State of Delaware for inspection of certain books and records relating to prior equity grants made to officers and directors under the 2015 Plan in January 2023, February 2024 and January 2025. The Company is reviewing and considering the demand and engaging with counsel for the shareholder. The Company has not recorded any liability for these matters as of April 30, 2025 as it cannot estimate the ultimate outcome at this time.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders

Our common stock was listed on the Nasdaq Capital Market, under the symbol “OPTT” until June 2021 when the listing was transferred to the NYSE American under the same symbol. As of July 22, 2025, there were 135 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

We adopted a Section 382 Tax Benefits Preservation Plan on June 30, 2023 to diminish the risk we could experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could substantially limit or permanently eliminate our ability to utilize its net operating loss carryovers to reduce potential future income tax obligations. Under this plan, a person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of the outstanding common stock could be subject to significant dilution. See Note 13 to the consolidated financial statements included herein for more.

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

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company for the year ended April 30, 2025.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2025, with respect to our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans approved by shareholders:
Stock Options	483,342	$2.59	—	(1)
Restricted Stock Units	22,461,633	N/A	—	(1)

Equity compensation plans not approved by shareholders:
Stock Options	—	—	—
Restricted Stock Units	—	N/A	161,487	(2)

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

The equity compensation plan that has not been approved by our shareholders is our 2018 Employee Inducement Incentive Award Plan, as amended.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2024 are to the fiscal year ended April 30, 2025.

Business Overview

Ocean Power Technologies, Inc. (“OPT,” “we,” “our,” or “the Company”) is a Maritime Domain Awareness (MDA) company specializing in innovative intelligent maritime solutions. These solutions include a variety of “as a service” systems, including Data as a Service (DAAS), Robotics as a Service (RAAS), and Power as a Service (PAAS). These systems consist of a variety of platforms including the PowerBuoy®, our persistent sensor and power solution, the WAM-V® (Wave Adaptive Modular Vessel), our autonomous unmanned surface vehicle, and Merrows™, our user interface and command and control (C2) system that integrates multiple sensor feeds using software and hardware and enables artificial intelligence and machine learning (AI/ML) integration. We design, manufacture, deploy, and operate these systems for defense, security, subsea infrastructure, offshore oil and gas, offshore energy, marine research, and communication markets. We operate primarily through a combination of direct sales and leases, strategic partnerships, and long-term service agreements. Our business model emphasizes capital-light deployments, recurring revenue from service and maintenance contracts, and high-margin technology sales and leases.

We serve a global customer base, including the U.S. and allied defense agencies, offshore energy operators, and commercial interests. The common thread across these markets is the growing need for persistent, autonomous, and sustainable offshore presence, a need we are uniquely positioned to fulfill.

The Company holds numerous patents and leverages decades of research including control systems, energy storage, and marine integration. Our headquarters and assembly operations are located in New Jersey, and we maintain an additional manufacturing and robotics development facility in Richmond, CA.

OPT is committed to enabling a smarter, safer ocean economy through innovation in ocean intelligence and power. As we look forward, our strategic priorities include expanding our customer base and geographic footprint, accelerating technology adoption, enhancing recurring revenue, and driving margin growth through platform scalability and supply chain efficiencies.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware.

Business Update Regarding Macroeconomic Condition

During fiscal year 2025, our macroeconomic business environment was affected by geopolitical instability, persistent inflationary pressures, global supply chain constraints, tightening monetary policy, and recent shifts in international trade and tariff regimes. While our long-term demand outlook remains strong, these conditions could present operational and financial challenges, particularly in procurement, logistics, and cost control.

The U.S. federal election cycle in late 2024, followed by an extended period of political and administrative transition through late January 2025, resulted in a temporary standstill across multiple federal agencies, procurement offices, and budgeting authorities. This standstill delayed the finalization of fiscal year 2025 appropriations and temporarily paused decision-making within key federal entities, including those critical to our government-facing business lines such as the DoD, Department of Homeland Security (DHS), Department of Energy (DOE), and intelligence community customers.

As a result, we experienced delays in program funding visibility, new contract solicitations, and procurement-related communications from certain U.S. government customers during this transitional period. Although normal operations have largely resumed since late January 2025, the delayed award cycle may shift the timing of revenue recognition, contract execution, and cash collections associated with targeted government opportunities. While we remain confident in the long-term demand for our autonomous platforms and maritime intelligence solutions, the early portion of calendar year 2025 reflected an uncertain operating environment marked by deferred awards and extended federal acquisition timelines.

We continue to monitor federal budget developments, appropriations activity, and agency guidance to assess downstream effects on pipeline conversion and resource allocation. We believe our active positioning in mission-critical domains, including persistent maritime surveillance, energy resilience, and multi-domain autonomy, will allow us to capitalize on pent-up demand as deferred contract opportunities move forward in the second half of calendar year 2025. However, additional political disruptions or appropriations delays could further affect our operating results and cash flow.

Inflationary pressures may impact the cost of key inputs used in products. Although pricing volatility began to moderate in the latter half of fiscal 2025, we may experience elevated vendor pricing compared to pre-pandemic levels. To partially offset these pressures, we have implemented cost optimization measures, adjusted pricing on new contracts, and re-evaluated supplier agreements.

In May 2025, the U.S. government expanded tariffs under Section 301 of the Trade Act of 1974 on a variety of Chinese-origin components. OPT sources most of its products from U.S. based companies and sources very little from China, however, these changes could result in higher costs for certain imported materials used in our manufacturing process. In the near term, we expect these tariff changes to have a modest but measurable impact on the cost of goods sold.

Global monetary tightening, led by the Federal Reserve and other central banks, contributed to higher interest rates and constrained liquidity conditions across the capital markets. These conditions have increased the cost of capital for emerging growth companies like OPT and may impact customer funding timelines, particularly in our commercial segments.

Despite these headwinds, our diversified contract base including U.S. federal government agencies, strategic defense contractors, and energy developers—continues to support revenue visibility. We remain focused on cost discipline, capital efficiency, and maintaining operational flexibility as macroeconomic uncertainty persists into fiscal 2026.

Looking ahead, we are monitoring global trade developments, interest rate policy, and energy infrastructure spending trends closely, and will adjust our operating and capital planning assumptions accordingly. Our proactive supply chain and pricing strategies are designed to support margin preservation and competitive positioning in a shifting economic landscape.

Capital Raises

During fiscal year 2025 and subsequently, we undertook two significant capital raising activities to support our strategic initiatives and operational needs.

At-the-Market Offering Agreement

On March 21, 2024, the Company entered into an At-the-Market Offering Agreement with an aggregate offering price of up to $7.0 million (the “2023 ATM Facility”). On August 30, 2024 the aggregate offering price under the 2023 ATM Facility was increased to approximately $16.0 million. It was then reduced to approximately $2.9 million in September 2024 and increased again to approximately $60.0 million in December 2024. As of April 30, 2025, the Company had received proceeds of approximately $17.7 million under this facility and an additional $0.3 million between April 30, 2025 and June 16, 2025.

Fall 2024 Equity Financing

In the fall of 2024, we completed an equity financing round, issuing shares of our common stock to raise approximately $3.0 million in gross proceeds. This capital infusion was instrumental in funding our ongoing product development, expanding our sales and marketing efforts, and enhancing our working capital position. The equity raises also provided us with the financial flexibility to pursue new market opportunities and strategic partnerships.

December 2024 Convertible Debt Issuance

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

May 2025 Convertible Debt Issuance

Separate from the December 2024 transaction noted above, in May 2025 we issued $10 million in aggregate principal amount of convertible notes with a 24-month maturity to new institutional investors with net proceeds of $9.7 million. The notes are convertible into shares of our common stock under specific terms outlined in the Securities Purchase Agreement and Indenture. This financing was aimed at bolstering our balance sheet, supporting the commercialization of our systems, and advancing our autonomous maritime solutions. The convertible debt structure offers the potential for conversion into equity, which may result in dilution to existing shareholders upon conversion.

These capital raises have strengthened our financial position, enabling us to invest in key growth areas. We remain committed to prudent financial management and will continue to assess our capital needs in alignment with our strategic objectives.

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

Backlog

As of April 30, 2025 and 2024, the Company’s backlog was $12.5 million and $4.9 million, respectively. The backlog represents the value of unfulfilled, purchase orders and agreements with commercial and governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

Backlog figures do not necessarily reflect future revenue, as orders may be adjusted, delayed, or canceled, and our recognition of associated revenue is subject to the terms of the underlying agreements. The size of our backlog may also fluctuate materially based on the timing of new awards, contract renewals, or the conclusion of long-term engagements. Consequently, while we view backlog as a useful performance indicator, it should not be relied upon as a predictor of future results.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2025 or 2024. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfilment costs in costs of revenues and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control (e.g., upon shipment, upon delivery, as services are rendered, or upon completion of service), including when performance obligations are satisfied in a bill-and-hold arrangement. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the fiscal year ended April 30, 2025 the Company recognized approximately $4.9 million in revenue related to performance obligations satisfied at a point in time and approximately $1.0 million in revenue related to performance obligations satisfied over time as compared to $3.6 million in revenue related to performance obligations satisfied at a point in time and $1.9 million in revenue related to performance obligations satisfied over time revenue for the fiscal year ended April 30, 2024.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the fiscal years ended April 30, 2025 and 2024, the majority of the Company’s contracts were classified as firm fixed-price and the balance were cost-sharing.

The Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company’s accounts receivable balance is made up entirely of customer contract-related balances.

The Company’s revenue also includes revenue from certain contracts which do not fall within the scope of ASC 606, but under the scope of ASC 842, “Leases”. At inception of a contract for those classified under ASC 842, the Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a finance lease. All others are treated as operating leases. The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term, or as agreed upon in-use days are utilized, both of which are presented in Revenues in the Consolidated Statement of Operations. The Company also enters into operating lease arrangements for its PowerBuoys® and Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PowerBuoy®, WAM-V®, and components, while non-lease elements, which the Company expects to become more prevalent, generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided with an option to extend the lease term or purchase the leased PowerBuoy® or WAM-V® at some point during and/or at the end of the lease term.

Financial Operations Overview

As of the years ended April 30, 2025 and 2024, the Company had three and four customers, respectively, whose revenue accounted for at least 10% of the Company’s consolidated revenue. These customers accounted for approximately 53% and 52% of the Company’s total revenue for the respective periods.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. In fiscal 2025, we made significant progress in diversifying our customer and geographic base. Our strategic efforts to expand into defense, energy, and environmental monitoring markets in Europe, the Middle East, and Africa (EMEA) resulted in a substantial increase in EMEA-sourced revenue. This geographic expansion reflects the increasing global relevance of our autonomous maritime systems, particularly among government and industrial customers. It also demonstrates the early success of our international channel development initiatives, which we intend to further scale in fiscal 2026 through targeted partnerships, regional deployments, and export-driven offerings.

The following table shows the percentage of our revenue by geographical location of our customers for fiscal 2025 and 2024:

	Fiscal year ended April 30,
Customer Location	2025	2024
North America & South America	66%	96%
EMEA	32%	4%
Asia and Australia	2%	—%
Total	100%	100%

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

While OPT remains committed to expanding its international footprint and serving customers globally, the Company has also taken steps to streamline its legal and operational structure to improve efficiency and reduce administrative overhead. As part of this initiative, the Company completed the wind-down of its Australian subsidiary during fiscal 2024 and began the wind-down of its UK subsidiary during the same period. The wind-down of the UK entity was completed during fiscal 2025. These decisions were not reflective of a diminished international focus, but rather represent a strategic reallocation of resources toward regions and engagement models better aligned with current customer demand, strategic partnerships, and long-term growth potential. OPT’s international business development continues through:

●	Direct contracting from the United States with allied government and commercial entities;

●	Regional strategic partners, resellers, and OEM collaborators;

●	Mobile deployment teams and project-specific operational hubs.

The simplification of OPT’s legal entity structure reduces fixed costs and compliance complexity, enabling a more agile and scalable approach to international market entry and project execution. The unrealized gains or losses resulting from foreign currency translation associated with these entities are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains and losses are recognized within the Company’s Consolidated Statements of Operations.

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

Fiscal Years Ended April 30, 2025 and 2024

The following table contains selected Consolidated Statements of Operations information, which serves as the basis of the discussion of our results of operations for the fiscal years ended April 30, 2025 and 2024:

	Fiscal years ended April 30,
	2025	2024
	(in thousands)
Revenue	$5,861	$5,525
Cost of revenue	4,201	2,699
Gross profit	1,660	2,826
Change in fair value of contingent consideration	—	(72)
Other operating expenses	23,346	32,229
Total operating expenses	23,346	32,157
Operating loss	(21,686)	(29,331)
Interest income, net	47	800
Other (expense)/income	(23)	2
Loss on disposition of assets	—	(210)
Loss on extinguishment of debt	(838)	—
Foreign exchange (loss)/gain	(45)	2
Loss before income taxes	(22,545)	(28,737)
Income tax benefit	1,034	1,254
Net loss	$(21,511)	$(27,483)

Revenue

Revenue for the fiscal years ended April 30, 2025 and 2024 were approximately $5.9 million and $5.5 million, respectively, representing an increase of approximately $0.4 million. The year-over-year increase primarily reflects higher levels of revenue stemming from the sales and leases of WAM-Vs.

Cost of revenues

Cost of revenues for the fiscal years ended April 30, 2025 and 2024 were approximately $4.2 million and $2.7 million, respectively, representing an increase of approximately $1.5 million. The year-over-year increase is related to an increase in revenue and a change in product mix, and some current year product offerings at lower margin as a means to gain market share.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the fiscal year ended April 30, 2025, and 2024 was zero and a gain of $0.1 million, respectively. The prior year amount was due to changes in actual and forecasted bookings relating to the WAM-V offerings.

Operating Expenses

Our operating expenses include both product development costs (substantially completed during fiscal year 2024) as well as administrative costs, including the costs of products, materials and outside services used in our product development and unfunded research activities. Also included are professional fees, salaries and other personnel-related costs for employees and consultants engaged in sales and marketing and costs for executive, accounting and administrative personnel, and other general corporate expenses. Operating expenses during the fiscal year ended April 30, 2025 were $23.3 million as compared to $32.2 million for fiscal year 2024. The decrease of approximately $8.9 million was primarily the result of the significant cost reduction activities we implemented at the end of fiscal 2024 including headcount optimization, material reductions in third party spend, and efforts to tightly control and contain costs.

Interest income, net

Total cash, cash equivalents, and restricted cash was $6.9 million as of April 30, 2025, compared to $3.3 million as of April 30, 2024. Interest income, net was approximately $47,000 and $800,000 for fiscal 2025 and 2024, respectively, and reflects no short-term investments during fiscal 2025 and the decreased balance of our short-term investments throughout fiscal 2024. Short-term investments balance was higher throughout fiscal 2024 and yielded higher interest rates than cash held in bank accounts during fiscal 2025.

Other (expense)/income

Other (expense)/income for the fiscal year ended April 30, 2025 and 2024 was (23,000) and $2,000, respectively.

Loss on extinguishment of debt

The loss on extinguishment of debt of $0.8 million as of April 30, 2025 relates to convertible notes that were issued in December 2024 and were converted to common stock in December 2024 loss on disposition of assets.

The loss on disposition of assets of $0.2 million as of April 30, 2024 relates to the disposal of intangible and fixed assets related to the disposition of 3Dent Technology, LLC in November 2023.

Foreign exchange gain/(loss)

Foreign exchange loss was $45,000 for fiscal year 2025 as compared to a foreign exchange gain of approximately $2,000 for fiscal year 2024. The difference was attributable to the relative change in value of the British pound sterling dollar compared to the U.S. dollar.

Income tax benefit

Income tax benefit reflects the sale by the Company of New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer programs, resulting in $1.0 million and $1.3 million of tax benefit related to the fiscal year ended April 30, 2025 and 2024, respectively.

Net cash used in operating activities

During the fiscal year ended April 30, 2025, net cash flows used in operating activities was $18.6 million, a decrease of $11.1 million compared to net cash used in operating activities during the fiscal year ended April 30, 2024. This primarily reflects a decrease in the net loss of $5.4 million and increases in the current year on non-cash expenses, such as depreciation and stock-based compensation.

Net cash used in/provided in investing activities

Net cash used in investing activities was approximately $0.5 million for fiscal year 2025 versus net cash provided by investing activities of approximately $25.5 million for fiscal year 2024. During fiscal 2025, the Company purchased $0.5 million in property and equipment, down from $2.6 million during fiscal 2024. The remainder of the difference relates to purchases and redemptions of short-term investments during fiscal 2024, which fully matured in fiscal 2024.

Net cash provided by/used by financing activities

Net cash provided by financing activities during the fiscal year ended April 30, 2025 was approximately $22.7 million compared to net cash used in financing activities during the fiscal year ended April 30, 2024 of $0.5 million. The increase in net cash provided by financing activities during the fiscal year ended April 30, 2025 was driven by the issuance of common stock under the Company’s At the Market Facility and proceeds from the issuance of stock and convertible debt, discussed under “Capital Raises” above.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was not material during fiscal 2025 or fiscal 2024.

Liquidity Outlook

Since our inception, our operating cash flows have not been sufficient to fund our operations and provide the capital resources for our business. For the two-year period ended April 30, 2025 our aggregate revenue was $11.4 million, our aggregate net losses were $49.6 million and our aggregate net cash used in operating activities was $48.4 million.

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

●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, the implementation on the new US Department of Governmental Efficiency (“DOGE”) and related DOGE federal governmental budget cuts and the potential that this affects the demand for, or restrict the use of, our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	the ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

Our business is capital intensive, and through April 30, 2025, we have been funding our business principally through sales of our securities. As of April 30, 2025, our cash and cash equivalents and long-term restricted cash balance was $6.9 million and we expect to fund our business with this amount, future financings such as the May 2025 convertible debt issuance and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents, inclusive of the May 2025 convertible debt, and long-term restricted cash, and future financing will be sufficient to fund its planned expenditures through July 2026.

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

In November 2024, the FASB issued ASU No. 2024-3, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard beginning in fiscal 2025 and all required segment related disclosures are presented within this Form 10-K and will be in subsequent interim reports on Form 10-Q. Refer to Note 15 for further discussion.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC for smaller reporting companies that permit us to provide only management’s report in this Annual Report.

Remediation of Previously Identified Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2024, management identified material weaknesses in internal control over financial reporting related to control activities around stock-based compensation and risk assessment and design of controls related to inventory account balances and related disclosures. During fiscal year 2025, management implemented a series of remediation measures designed to address the identified material weakness. These measures included:

●	We trained our employees to reinforce the importance of a strong control environment and communicated expectations to emphasize responsibilities and the technical requirements for controls, and to set the appropriate expectations on internal controls. Furthermore, we enhanced policies and procedures over control documentation, specifically the completeness and accuracy of stock based compensation information.

●	We established a business process control remediation plan, which included frequent communications between our Audit Committee and senior management regarding the progression of remediation of our financial reporting and internal control environment.

●	We increased the frequency and quality of internal monitoring and review processes

●	We established IT General Controls and invested in people and technology to address gaps in IT Systems Security controls. In addition, there is now a formal process for System and Organization Controls (“SOC”) Report reviews and templates that are being performed by management.

●	We engaged third-party consultants to assist with process mapping and internal control design, as well as assess the effectiveness of the remediated controls.

As of April 30, 2025, management has completed testing of the newly implemented and enhanced controls and has concluded that the material weakness has been fully remediated.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal control over financial reporting during fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board is currently composed of five highly qualified and experienced directors, four of whom are independent. All of the directors bring to our Board of Directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. Collectively, our directors possess a broad and diverse set of skills and experiences, including in the energy, maritime, marine data acquisition and government sectors as well as the areas of engineering design, manufacturing, operations, government contracting and procurement, information technology, cybersecurity, environment and sustainability, finance, governance, mergers and acquisitions, capital markets, capital allocation, capital structure, risk management, and strategic planning.

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

Name	Age	Position(s) with the Company	Served as Director From
Terence J. Cryan	63	Chairman of the Board and Independent Director	2012
Philipp Stratmann	46	President, Chief Executive Officer, and Director	2021
Clyde W. Hewlett	70	Independent Director	2020
Diana G. Purcel	59	Independent Director	2020
Peter E. Slaiby	67	Independent Director	2020

Terence J. Cryan has been a member of our Board of Directors since October 2012 and Chairman of the Board since June 2014. Mr. Cryan was our lead independent director from October 2013 to June 2014 when he became Chairman of the Board. Mr. Cryan currently serves as a Managing Director of MACCO Restructuring Group, LLC, which provides qualified interim leadership and advice to stakeholders across a broad spectrum of business sectors. Since August 2017, Mr. Cryan has served as the Chairman of the Board of Westwater Resources, Inc. , where he currently serves as Executive Chairman. Mr. Cryan has served on the boards of directors of a number of other publicly traded companies including Uranium Resources, Inc. from 2006 to 2016; Global Power Equipment Group Inc. from 2008 to 2017; Superior Drilling Products from May 2014 to 2016; Gryphon Gold Corporation from 2009 to 2012; and The Providence Service Corporation from 2009 to 2011. Mr. Cryan served as President and CEO of Global Power Equipment Group Inc., from March 2015 until July 2017. From September 2012 until April 2013, Mr. Cryan served as interim President and CEO of Uranium Resources, Inc., and was elected as Chairman of the Board of Directors of Uranium Resources, Inc. in June 2014 and served until March 2016. Mr. Cryan is also a former investment banker with extensive experience advising public companies across a broad array of industries on mergers and acquisitions and capital markets transactions. Mr. Cryan earned his Bachelor of Arts degree from Tufts University and a Master of Science degree in Economics from The London School of Economics. In addition, Terence Cryan was named a Board Leadership Fellow by the National Association of Corporate Directors. We believe Mr. Cryan’s qualifications to sit on our Board of Directors include his significant experience in financial matters, his prior board and executive management experience at other companies, his broad energy technology industry background and his extensive expertise in financings, capital markets, and mergers and acquisitions.

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

Diana G. Purcel has served on the Board of Directors since December 2020. As a respected voice on corporate governance and strategy, Ms. Purcel was named as a Director to Watch by Directors & Boards magazine and is NACD Director Certified®. Ms. Purcel has approximately 20 years of experience as a chief financial officer, including 17 years with small cap publicly traded companies. Since April 2022, Ms. Purcel has served on the board of directors of PetMed Express, Inc. (NASDAQ: PETS) on their Audit Committee, and Compensation Committee. Ms. Purcel also served on the Governance and Nominating Committee from April 2022 to July 2024, and has served as the Audit Committee Chair since July 2022. From December 2017 to December 2023, she served on the Board of Directors, and as a member of the executive committee and chair of the finance committee, for the Animal Humane Society. From March 2019 to June 2021 (when the company was sold), Ms. Purcel served on the Board of Directors for Now Boarding. From 2005 to 2008, Ms. Purcel served on the Board of Directors for Multicultural Foodservice and Hospitality Alliance, as the chair of its audit committee. From April 2018 until May 2019, Ms. Purcel served as executive vice president and Chief Financial Officer for EvineLive, Inc. (NASDAQ: EVLV), subsequently known as iMedia Brands, Inc. (NASDAQ: IMBI), an interactive video and digital commerce company. From September 2014 until June 2017, Ms. Purcel served as the Chief Financial Officer for Cooper’s Hawk Winery & Restaurants, LLC, which operated restaurants, manufactured private-label wines, and managed the largest wine club in the world. From 2003 until 2014, Ms. Purcel served as Chief Financial Officer and Corporate Secretary for Famous Dave’s of America, Inc. (at the time, NASDAQ: DAVE), which franchised and operated a casual dining restaurant chain of almost 200 locations in over 35 states. From September 2002 to June 2003, Ms. Purcel served as Chief Financial Officer, and from April 1999 to September 2002, as Vice President, Controller and Chief Accounting Officer of Paper Warehouse, Inc. (OTC:PWHS), a party-goods retailer and franchisor in 10 states. Ms. Purcel also worked with Arthur Andersen & Co, from 1988 to 1993 as a certified public accountant and senior auditor, and with other companies including Target Corporation (from 1994 to 1998 as a senior analyst). Ms. Purcel holds a Master’s in Business Administration from the University of St. Thomas, a Bachelor of Science in Management, with a concentration in Accounting, from Tulane University, and is a certified public accountant (inactive). Ms. Purcel brings significant financial experience and expertise, and is considered to be an “audit committee financial expert” within the meaning of Item 407(d) (5) of Regulation S-K. We believe that Ms. Purcel’s significant financial, strategy, and governance experience as a Chief Financial Officer in numerous public and private entities over a 20-year period qualifies her to serve on our Board of Directors.

Peter E. Slaiby has served on the Board of Directors since December 2020. Mr. Slaiby has over 40 years of experience in the oil and gas industry including over 37 years working with Shell. Mr. Slaiby served on the Board of Directors for Glacier Oil and Gas and The Harris School in Houston, Texas (since 2017). Previously Mr. Slaiby served on the Board of Directors for the Alaska Oil & Gas Association (from 2009 to 2014) including as its Chairman (in 2014) and served on the Chancellors Advisory Board for University of Alaska – Anchorage (from 2010 to 2013). Slaiby is serving as the Managing Director for Quartz Upstream (since 2017) and is serving as Managing Partner for Floris Energy (since April 2020). From 2019 to 2020, Mr. Slaiby was a co-founder for Novara Energy. From 1980 to 2017, Mr. Slaiby worked with Shell in various roles: as Vice President, Decommissioning and Restoration, as Vice President, Shell Alaska, and as Asset Manager – Brunei and UK Shell Petroleum. Mr. Slaiby also worked with Pecten (a Shell subsidiary) as Technical Manager – Cameroon, as Project and Technical Manager – Brazil, and as Project Manager – Syria. Mr. Slaiby began his professional career in 1980 working for Shell Oil Company in various production roles in the Gulf of Mexico. Mr. Slaiby obtained his Bachelor of Engineering in Mechanical Engineering from Vanderbilt University in 1980. We believe that Mr. Slaiby’s significant experience in the oil and gas industry in many different roles qualifies him to serve on our Board of Directors.

Executive Officers

We have two executive officers who are not directors:

Name	Age	Position(s) with the Company
Robert Powers	54	Senior Vice President & Chief Financial Officer
Tracy Pagliara	62	Senior Vice President General Counsel & Corporate Secretary

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

Tracy D. Pagliara was appointed Senior Vice President, General Counsel and Corporate Secretary in January 2025. Prior to joining OPT, he served as President and CEO of Williams Industrial Services Group Inc. (formerly known as Global Power Equipment Group, Inc.), a publicly traded provider of construction and maintenance services to power, energy and industrial customers. He also served as Senior Vice President, Administration (2017-2018) and as General Counsel, Secretary and Vice President, Business Development (2010-2017) at Williams Industrial Group. Prior to joining Williams , Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading publicly traded global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment. He also had responsibility for other roles during his tenure with Gardner Denver, including Executive Vice President of Administration, Chief Compliance Officer, and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation and Kellwood Company, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara has a B.S. in Accounting and a J.D. from the University of Illinois. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant.

Audit Committee

During the year ended April 30, 2025, the members of our Audit Committee were Diana G. Purcel, Peter E. Slaiby, and Terence Cryan. Ms. Purcel is the chair of the Audit Committee. The Board of Directors has determined that Ms. Purcel is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee met 5 times in fiscal 2025. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by 303A.02 of the NYSE American Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in a timely manner during the year ended April 30, 2025.

DIRECTOR COMPENSATION

We have structured our Board compensation to have a significant equity component that exceeds the cash component to align the interests of our directors with the interests of our shareholders. For Board service during fiscal year 2025, the Board of Directors approved, for each non-employee director, an annual base compensation consisting of a cash payment of $70,000 and restricted share units (RSU) representing a value of $75,000. Each non-employee director also receives a per annum supplement ranging from $8,000 to $30,000 in cash for each committee that they belong to or chair and an additional RSU grant based upon committee membership. In addition, the Chairman of the Board annually receives an additional $75,000 in cash. Finally, for fiscal year 2025 each non-employee director received a one-time RSU grant. See the table below for a summary of total cash and equity compensation for fiscal 2025.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by the Nominating and Corporate Governance Committee of our Board of Directors.

The following table summarizes compensation paid to each of our non-employee directors who served during fiscal year 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Awards (#)	Option Awards ($)	Total ($)
Terence J. Cryan	$202,000	$1,341,254	1,354,802	$—	$1,543,254
Clyde W. Hewlett	$90,000	$552,499	558,080	$—	$642,499
Diana G. Purcel	$116,000	$894,711	903,748	$—	$1,010,711
Peter E. Slaiby	$110,000	$587,276	593,208	$—	$697,276
Natalie Lorenz-Anderson (Former)	$78,000	$86,337	87,209	$—	$164,337

ITEM 11. EXECUTIVE COMPENSATION

Our Compensation Committee is responsible for overseeing the compensation of our named executive officers (NEOs), including the design, review, approval, and implementation of all compensation programs. The goal of the Compensation Committee is to ensure that our compensation practices are aligned with our business strategies and objectives and that the total compensation paid to each of our named executive officers is fair, reasonable, and competitive. During fiscal year 2025our Company had four NEOs: (1) the President and Chief Executive Officer (CEO); (2) the Senior Vice President and Chief Financial Officer (CFO), (3) the Secretary and General Counsel, and (4) the Chief Commercial Officer (no longer employed as of June 2025).

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

Total Compensation Program Elements and Relationship to Performance

Key elements of these programs include:

●	Base salary that is fixed cash compensation designed to reward annual achievements, with consideration given to the executive’s qualifications, scope of responsibility, leadership abilities and management experience and effectiveness;

●	Short-term incentive (STI) programs that provide yearly cash bonus awards, where warranted, designed to incentivize, and reward executives for executing against predetermined business objectives with demonstrated performance; and

●	Long-term incentive (LTI) programs that provide equity-based incentive compensation, over a multi-year period, which further align executive and shareholder interests. Grants prior to and including fiscal year 2022 had been primarily in the form of Non-qualified Stock Options (NQSOs). Beginning with fiscal year 2023, NEOs have received equity grants in the form of Restricted, Stock Units (RSUs) instead of NQSOs. For fiscal year 2026 and beyond, our intention is for NEOs to continue to receive equity grants in the form of RSUs. The value of LTI compensation is based upon the market value of our common stock that requires continued service, with the majority of the vesting criteria tied to the attainment of certain performance goals.

Determining and Setting Executive Compensation

The Compensation Committee works closely with key members of management to set the compensation for the Company’s non-NEO executives. Under direction by, and oversight from, the Compensation Committee, management develops recommendations for the Company’s compensation plans by utilizing market data sourced from publicly available compensation sources. This includes reputable on-line compensation surveys for comparable executive positions that review a broad selection of national and regional companies, which the Company believes it may compete with for executive talent. These companies are considered to be comparable to the Company in terms of public ownership, organizational structure, size, and stage of development. The Compensation Committee reviews the results of any compensation analyses, and recommendations by management are reviewed with and approved by the Compensation Committee annually; however, if the Company becomes aware within the year that a market adjustment is required based on market or other data, the Compensation Committee can make changes as necessary. The Compensation Committee targets compensation for our executives within a competitive range, generally at the market 50th percentile. Other considerations, including the unique nature of our business, the experience level of an executive, performance, tenure, and other market and/or relevant factors may dictate variations to this general target.

In addition to traditional benchmarking metrics, such as product sales, revenue and profits, the additional factors the Compensation Committee typically considers when determining the STI and LTI compensation of our NEOs’ compensation include:

●	key product and solution development initiatives;
●	technology advancements;
●	achievement of commercial milestones;
●	establishment and maintenance of key strategic relationships;
●	implementation of appropriate financing strategies;
●	financial and operation performance;
●	safety performance; and
●	compliance with international quality and operational standards, including ISO certification and audits.

Results of Recent Annual Meeting Votes on Executive Compensation

The results of the voting on the executive compensation proposals at our last three Annual Meetings of Shareholders is presented in the following table.

	For	Against	Abstain

2024 Annual Meeting	86%	12%	3%

2023 Annual Meeting	63%	31%	6%

2022 Annual Meeting	70%	22%	8%

The Board and Compensation Committee continue to focus on driving NEO performance against specific goals and ensuring that the interests of management and shareholders are aligned properly. Accordingly, as part of our governance processes, we continually review our incentive programs, including equity vehicles that better align with our shareholders, in addition to our governance policies.

LTI Goals

In January 2022, the Company adopted a new program for LTI awards. Pursuant to the new program NEOs, vice presidents, and select other direct reports to the Chief Executive Officer received RSUs while the rest of the Company’s employees received NQSOs. NQSOs are subject to time-based vesting, while RSUs are subject to both time-based and performance-based vesting criteria. Performance-based vesting is subject to a total shareholder return (“TSR”) formula, which allows for vesting in the second year if the TSR metric is not achieved in the first year, and for vesting in the third year if the TSR metric is not achieved for the second year. The TSR metric has two components – an absolute TSR metric that evaluates the performance of our common stock year-over-year, and a relative TSR metric that evaluates the performance of our common stock against a defined index, the Russell 3000 Microcap index. One-third of RSU awards vest over time, one-third vest as absolute TSR metrics are achieved and one-third vest as relative TSR metrics are achieved. LTI awards granted in January 2022 and January 2023 were granted under this revised program. In January 2024 the Company adopted a new program for LTI awards. Pursuant to the new program all employees received RSUs subject to both time-based and performance-based vesting criteria. One third of the RSUs shall vest equally over time on January 31, 2025, on January 31, 2026, and on January 31, 2027. One third of the RSUs shall vest over time based upon achieving and maintaining various specified ISO certifications by January 2027. Progress toward these targets and annual vesting will be determined by OPT’s Compensation Committee on January 31, 2025, on January 31, 2026, and on January 31, 2027. One third of the RSUs shall vest over time based upon the achieving specified cumulative contracted bookings targets by January 2027. Contracted bookings will be assessed on a gross basis, but excluding options, and any terminations will be subtracted from the total. Progress toward this target and annual vesting will be determined by OPT’s Compensation Committee on January 31, 2025, on January 31, 2026, and on January 31, 2027. As long as the Company is within 95% of the bookings target in year 1 and 2, 1/3 of the total grant will vest. Year 3 is then a makeup year that allows for overperformance (if at least 120% of total is achieved), or catchup (if 100% of total cumulative target is achieved), or it balances out based on the total cumulative achievement. Finally, upon the attainment of positive TSR for each of the years ended January 31, 2025, 2026, and 2027, respectively, an additional 10% of the shares awarded on January 31, 2024 will be granted – issued and assessed annually, with immediate vesting. For clarity, positive TSR will be calculated based on the share price 12 months prior using the 10 day VWAP. Shares awarded annually will be either 0% or 10% based upon the analysis above, with no extrapolation. Total cumulative awarded shares are capped at 30% and there is no penalty for not achieving positive TSR.

In January 2025 the Company granted RSUs to all employees subject to the following vesting criteria and continued employment on the applicable vesting dates:

i.	One-third of the RSUs shall vest equally over time
ii.	One-third of the RSUs shall vest over time based upon achieving and maintaining ISO certification. Progress will be determined by OPT’s Compensation Committee.
iii.	One-third of the RSUs shall vest over time based upon the achievement of cumulative contracted bookings and progress will be determined by OPT’s Compensation Committee.
iv.	Bonus: Upon achieving positive TSR for the fiscal years ending January 31, 2026, 2027, and 2028, respectively, an additional 10% of the shares initially awarded on January 16, 2025, will be granted. The assessment will be conducted annually, with shares vesting immediately upon such determination. The cumulative total award is capped at 30% of the shares initially granted.

STI Goals for Fiscal Year 2024

In its May 2023 meeting, the Compensation Committee also developed objectives for the STI plan for the NEOs for fiscal year 2024. The Compensation Committee established objectives across three main categories; financial performance, operational performance, and safety and quality performance as reflected in the following table. For Operational and Safety and Quality metrics management has also identified specific measurement criteria which was approved by the Compensation Committee.

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

Considering the overall performance of the Company for the fiscal year, and particularly the performance reviews of high performing individuals within the staff, the Compensation Committee approved management’s recommendation for the STI pool for the fiscal year , and the STI pool resulted in a total of approximately $1,060,000 in bonus awards across the Company. In terms of NEOs STI bonus, the Compensation Committee approved that the NEOs receive 64% of their respective target bonuses for fiscal year 2024.

STI Goals for Fiscal Year 2025

In its July 2024 meeting, the Compensation Committee developed objectives for the STI plan for’ the NEOs for fiscal year 2025. The Compensation Committee established objectives across two main categories; financial performance and safety and quality performance as reflected in the following table. Management also identified specific measurement criteria which was approved by the Compensation Committee.

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

Compensation Considerations and Decisions for Fiscal Year 2025/2026

In May and July 2025, the Compensation Committee held a meetings to address management’s recommendation for fiscal year 2026 in terms of salary changes and the fiscal year 2026 STI bonus pool. The Compensation Committee assessment included a review of the Company’s scorecard for the fiscal year 2026. The Compensation Committee determined that the overall performance of the Company in terms of meeting the targets for the fiscal year included in the scorecard had resulted in the attainment of 82 points out of a total 100 possible points. Accordingly, based upon the formula noted above, the business portion of the bonus was earned at the rate of 64% of target bonus for the majority of the Company’s eligible employees. A small number of employees received 100% of their target bonus based upon outstanding performance.

Considering the overall performance of the Company for the fiscal year, and particularly the performance reviews of high performing individuals within the staff, the Compensation Committee approved management’s recommendation for the STI pool for the fiscal year, and the STI pool resulted in a total of approximately $1,060,000 in bonus awards across the Company.

In terms of NEOs compensation and STI bonus, the Compensation Committee approved that the NEOs receive 64% of their respective target bonuses for fiscal year 2025, and pay increases of 3.5% would be granted for fiscal year 2026.

STI Goals for Fiscal Year 2026

In its May 2025 meeting, the Compensation Committee also developed objectives for the STI plan for the NEOs for fiscal year 2026. The Compensation Committee established objectives across two main categories; financial performance and safety and quality performance as reflected in the following table. Management also identified specific measurement criteria which was approved by the Compensation Committee.

Category	Metric	Measurement	Target Points
Finance	New Bookings	$24M new bookings = 100% of target points.	25
	Revenues	$24M revenues = 100% of target points.	20
	Adjusted* EBITDA	$(7)M = 100% of target points	15
Development	Advanced Autonomy and Resiliency	See Development tab	15
	Docking and Charging		10
Safety and Quality	Proactive Measures Implementation	See Safety tab	5
	TRIR		10
Total Points			100

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid by us during the fiscal years ended April 30, 2025, and 2024 to our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)

Philipp Stratmann	2025	$374,291	$125,753	$5,437,530	$—	$16,831	$5,954,405
President and Chief Executive Officer	2024	$372,600	$179,803	$289,042	$—	$17,444	$858,889

Robert Powers	2025	$306,551	$67,813	$2,409,089	$—	$18,153	$2,801,606
Senior Vice President and Chief Financial Officer	2024	$301,392	$96,961	$155,868	$—	$17,787	$572,008

Matthew Burdyny	2025	$251,587	$—	$2,464,296	$—	$15,058	$2,730,941
Chief Commercial Officer (former) (6)	2024	$250,000	$72,385	$136,125	$—	$15,613	$474,123

Tracy Pagliara	2025	$86,539	$33,750	$2,611,106	—	$—	$2,731,395
Senior Vice President, General Counsel, & Corporate Secretary	2024	$—	$—	$—	$—	$—	$—

Joseph DiPietro	2025	$—	$—	$—	$—	$—	$—
Controller and Treasurer (Former) (6)	2024	$196,650	$—	$25,425	$—	$5,911	$227,986

(1) Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements due to increases in salary levels and mid-year hire dates.

(2) This amount represents bonuses earned by the named executive officers for fiscal years 2025 and 2024. For fiscal year 2025 and 2024 the Compensation Committee awarded bonuses in accordance with performance results.

(3) The amounts in the “Stock Awards” column are subject to the vesting criteria described above and reflect the aggregate grant date fair value of restricted stock units granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 11 to the financial statements.

(4) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 11 to the financial statements.

(5) All amounts in fiscal 2025 and 2024 were related to the Company’s matching contributions to the 401(K) Plan.

(6) Mr. DiPietro separated from the Company in April 2024 and Mr. Burdyny separated from the Company in June 2025.

Employment Agreements

Philipp Stratmann – President, Chief Executive Officer, and Director

Effective June 18, 2021, in connection with his appointment as Chief Executive Officer and President, Mr. Stratmann entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement Mr. Stratmann is eligible for an annual, discretionary, performance-based bonus targeted at 75% of base salary on such terms and conditions as may be determined by the Board or its Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the Company’s 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), subject to such terms and conditions as may be determined by the Board or its Compensation Committee. Mr. Stratmann will receive an annual base salary of $385,641 for fiscal year 2026.

If he is terminated other than for cause, he will receive 12 months of salary as severance. Mr. Stratmann is also subject to covenants regarding non-competition, non-solicitation, and confidentiality.

Robert Powers - Senior Vice President and Chief Financial Officer

Effective December 13, 2021, in connection with his appointment as Senior Vice President and Chief Financial Officer, Mr. Powers entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement, Mr. Powers is eligible for an annual, discretionary, performance-based bonus targeted at 50% of base salary on such terms and conditions as may be determined by the Board or its Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the 2015 Plan, subject to such terms and conditions as may be determined by the Board or its Compensation Committee. Mr. Powers will receive an annual base salary of $311,941 for fiscal 2026.

If Mr. Powers is terminated other than for cause (or Mr. Powers quits for good reason), he will receive six months of salary as severance. Mr. Powers is also subject to covenants regarding non-competition, non-solicitation, and confidentiality.

Tracy Pagliara – Senior Vice President General Counsel & Corporate Secretary

Effective January 16, 2025, in connection with his appointment as Senior Vice President, General Counsel & Corporate Secretary, Mr. Pagliara entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement, Mr. Pagliara will receive an annual base salary of $300,000, is eligible for an annual, discretionary, performance-based bonus targeted at 50% of base salary on such terms and conditions as may be determined by the Board or the Compensation Committee, and is eligible to receive long-term incentive equity based awards, pursuant to the 2015 Plan, subject to such terms and conditions as may be determined by the Board or its Compensation Committee. At the time of signing the Employment Agreement, he received a one-time grant of 75,000 restricted stock units under the 2015 Plan that vest, if at all, over two years, 1/4 on each of the first and second anniversary of the date of grant, and 1/4 in each year based on achievement of certain performance targets.

If Mr. Pagliara is terminated other than for cause (or Mr. Pagliara quits for good reason), he will receive three months of salary as severance if that occurs prior to January 2026 and then six months thereafter. He is also entitled to certain other severance payments in connection with a change of control or non-renewal of the Employment Agreement. Mr. Pagliara is also subject to covenants regarding non-competition, non-solicitation and confidentiality.

We do not include employment agreement information for Mr. DiPietro or Mr. Burdyny as neither of them is currently employed by the Company.

2025 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2025:

	Option Awards					Stock Awards
Name and Principal Position	Numbers of Shares Underlying Unexercised Options (#) Exercisable	Numbers of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Philipp Stratmann	9,333	—	$2.93	1/14/2031	(1)
President and Chief Executive Officer						7,583,897	(2)	$3,109,398

Robert Powers	—	—	—	—		3,449,206	(3)	$1,414,174
Senior Vice President and Chief Financial Officer

Matthew Burdyny	—	—	—	—		3,305,855	(4)	$1,355,401
Chief Commercial Officer

Tracy Pagliara	—	—	—	—		3,196,721	(5)	$1,310,656
Senior Vice President, General Counsel, & Corporate Secretary

Joseph DiPietro	—	—	—	—		—		—
Controller and Treasurer (Former

(1) Represents stock options granted January 14, 2021 relating to an aggregate of 9,333 shares which vest over a two-year period based on service requirements.

(2) Represents restricted stock units, with market based conditions, (A) granted on January 19, 2023 relating to an aggregate 145,588 shares which vest over a three- year period when certain market price targets are met, (B) granted on February 1, 2024 relating to an aggregate 781,259 shares which vest over a three-year period when certain market price and performance targets are met, and (C) granted on January 16, 2025 relating to an aggregate 6,657,050 shares which vest over a three-year period when certain market price and performance targets are met.

(3) Represents restricted stock units, with market based conditions, (A) granted on January 19, 2023 relating to an aggregate 78,510 shares which vest over a three-year period when certain market price targets are met, (B) granted on February 1, 2024 relating to an aggregate 421,300 shares which vest over a three-year period when certain market price and performance targets are met, and (C) granted on January 16, 2025 relating to an aggregate 2,949,396 shares which vest over a three-year period when certain market price and performance targets are met.

(4) Represents restricted stock units, with market based conditions, (A) granted on January 19, 2023 relating to an aggregate 27,021 shares which vest over a three-year period when certain market price targets are met, (B) granted on November 9, 2023 related to an aggregate of 16,667 shares which vest after a two-year period when certain market price targets are met, and (C) granted on February 1, 2024 relating to an aggregate 349,462 shares which vest over a three-year period when certain market price and performance targets are met, and (D) granted on January 16, 2025 relating to an aggregate 2,912,705 shares which vest over a three-year period when certain market price and performance targets are met. Mr. Burdyny separated from the Company in June 2025.

(5) Represents restricted stock units, with market based conditions, granted on January 16, 2025 relating to an aggregate 3,196,721 shares which vest over a three-year period when certain market price and performance targets are met.

Potential Payments upon Termination of Employment or Change in Control

The following information sets forth the terms of potential payments to each of our named executive officers in the event of a termination of employment. The terms cause, good reason and change of control have the meanings given such terms in the executive’s employment agreement. We do not include information regarding Mr. DiPietro or Mr. Burdyny as neither of them is currently employed by the Company.

Termination by Company without Cause; Termination by Executive for Good Reason. Our employment agreement with each of Messer’s. Stratmann, Powers and Pagliara provide, upon the termination of employment other than for cause, or if terminated for good reason, that they have the right to receive severance payments of twelve months of base salary (for Mr. Stratmann) or six months of base salary (for Mr. Powers and Mr. Pagliara).

Termination by Company for Cause; Termination by Executive without Good Reason. Neither Messrs. Stratmann, Powers nor Burdyny are entitled to any benefits in the event of a termination by the Company for cause or by the executive without good reason.

Change in Control. The agreements for Mr. Stratmann, Mr. Powers, and Mr. Pagliara include a double trigger severance clause. In the event of a termination by the Company in connection with a change of control, or by the executive within 90 days of a change of control, the employment agreements for Mr. Stratmann, Mr. Powers, and Mr. Pagliara provide for a payment of twelve, three, and three months, respectively, of base salary. The restricted stock unit agreement provides for accelerated stock vesting upon a change in control.

Termination upon Failure to Renew by the Company. In the event that the Company elects not to renew the employment agreement, and the executive terminates their employment within 30 days of notice of non-renewal, the employment agreements for Mr. Stratmann, and Messs. Powers and Pagliara, provide for a payment of twelve, three and three months, respectively, of base salary.

Qualifying retirement. Under our restricted stock unit agreements with the named executive officers, upon a Qualifying Retirement, 50% of unvested restricted shares will vest immediately. A “Qualifying Retirement” means retirement by the recipient after satisfaction of the conditions in either clause (A) or clause (B): (A) the recipient has both (1) attained the age of 55 and (2) completed at least ten years of employment with the Company; or (B) the sum of the recipient’s age plus the number of years he or she has been employed by the Company equals or exceeds 75 years. In addition, the agreements of Messrs. Stratmann, Powers and Pagliara extend the exercisability of vested options to 90 days after any termination event.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 24, 2025, by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer (c) each director, and (d) all executive officers and directors as a group.

The percentage of common stock beneficially owned is based on 177,524,775 shares of our common stock outstanding as of July 24, 2025. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of July 24, 2025 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by such person, subject to community property laws, where applicable. The street address of each beneficial owner shown in the table below is c/o Ocean Power Technologies, Inc., 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Philipp Stratmann (1)	513,725	*
Terence J. Cryan (2)	600,593	*
Clyde W. Hewlett (3)	423,806	*
Diana G. Purcel (3)	423,806	*
Peter E. Slaiby (4)	458,806	*
Robert Powers (5)	253,409	*
Matthew Burdyny (6)	173,126	*
Tracy Pagliara	—	*

All director and executive officers as a group (7 individuals)	2,847,271	1.6%

* Represents a beneficial ownership of less than one percent of our outstanding common stock

(1) Beneficial ownership includes 504,392 shares of our common stock and 9,333 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 24, 2025.

(2) Beneficial ownership includes 600,593 shares of our common stock and 50,668 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 24, 2025.

(3) Beneficial ownership includes 423,806 shares of our common stock and 19,129 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 24, 2025.

(4) Beneficial ownership includes 458,806 shares of our common stock and 19,129 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of July 24, 2025.

(5) Beneficial ownership includes 253,409 shares of our common stock as of July 24, 2025.

(6) Beneficial ownership includes 173,126 shares of our common stock as of July 24, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The Audit Committee, effective as of December 2023, appointed EisnerAmper, LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ended April 30, 2024. EisnerAmper, LLP’s PCAOB firm ID is 274.

On August 19, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of Ocean Power Technologies, Inc. (the “Company”) dismissed EisnerAmper LLP (“EisnerAmper”) as the Company’s independent registered public accounting firm, effective immediately. The decision by the Audit Committee was made primarily to save on audit fees and costs.

EisnerAmper’s audit reports on the Company’s consolidated financial statements for each of the two most recent fiscal years ended April 30, 2024 and April 30, 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that EisnerAmper’s reports on the consolidated financial statements of the Company as of and for the year ended April 30, 2024, contained an explanatory paragraph stating that “Those accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to those financial statements, the Company has recurring net losses and net cash flow used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters were also described in Note 1(b). Those financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the Company’s two most recent fiscal years ended April 30, 2024 and April 30, 2023 and during the subsequent interim period through August 19, 2024, there were (i) no disagreements with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which if not resolved to EisnerAmper’s satisfaction, would have caused EisnerAmper to make reference to the subject matter of the disagreements in its reports on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee, on and effective as of August 19, 2024, appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended April 30, 2025. During the Company’s two most recent fiscal years ended April 30, 2024 and April 30, 2023 and during the subsequent interim period through August 19, 2024, neither the Company nor anyone acting on its behalf has consulted with Moss Adams, regarding either: (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Moss Adams concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Effective June 2, 2025, Moss Adams LLP, our independent registered public accounting firm for the fiscal year ended April 30, 2025, completed its merger with Baker Tilly US, LLP (“Baker Tilly”). As a result of this transaction, Baker Tilly succeeded the audit practice of Moss Adams, and the professionals responsible for our fiscal year 2025 audit have become part of Baker Tilly. In accordance with the rules of the Public Company Accounting Oversight Board (PCAOB) and the SEC, Baker Tilly is deemed to be our successor independent registered public accounting firm. Baker Tilly’s PCAOB firm ID is 23.

The audit committee of our board of directors was informed of the pending merger and concurred that Baker Tilly, as the legal successor to Moss Adams, may continue to serve as our independent registered public accounting firm without the need for re-engagement or a new audit committee approval, in accordance with SEC and PCAOB guidance on firm succession.

The following table summarizes the fees of EisnerAmper, LLP billed to us for each of the last two fiscal years.

	Fiscal Year 2025	Fiscal Year 2024

Audit Fees (1)	$130,200	$350,700
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—

Total Fees	$130,200	$350,700

(1) Audit Fees consist of fees for the audit and quarterly reviews of our consolidated financial statements and other professional services provided in connection with the statutory and regulatory filings or engagements.

(2) Tax Fees include fees for tax consulting and tax return preparation assistance and review for the Company.

The following table summarizes the fees of Baker Tilly billed to us for each of the last two fiscal years.

	Fiscal Year 2025	Fiscal Year 2024

Audit Fees (1)	$350,625	$—
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—

Total Fees	$350,625	$—

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

All audit services and all non-audit services in fiscal years 2025 and 2024 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

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

Date: July 24, 2025
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Philipp Stratmann	President, Chief Executive Officer and Director	July 24, 2025
Philipp Stratmann	(Principal Executive Officer)

/s/ Robert Powers	Senior Vice President and Chief Financial Officer	July 24, 2025
Robert Powers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Terence J. Cryan	Chairman of the Board and Director	July 24, 2025
Terence J. Cryan

/s/ Clyde W. Hewlett	Director	July 24, 2025
Clyde W. Hewlett

/s/ Diana G. Purcel	Director	July 24, 2025
Diana G. Purcel

/s/ Peter E. Slaiby	Director	July 24, 2025
Peter E. Slaiby

Exhibits Index

Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).
3.6	Certificate of Designations of Series A Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 5, 2024).
4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on July 28, 2023).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K/A filed on June 7, 2016).
4.3	Description of Company Securities.++
4.4	Section 382 Tax Benefits Preservation Plan, dated as of June 29, 2023, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2023).
4.5	Indenture, dated December 20, 2024, by and between Ocean Power Technologies, Inc. and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024).
4.6	First Supplemental Indenture, dated December 20, 2024, by and between Ocean Power Technologies, Inc. and U.S. Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 20, 2024).
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement Unit (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.3	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.4	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.5	Form of Restricted Stock Unit Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.6	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.7	Contract between Harbour Energy UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.8	Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018). *
10.9	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.10	Contract amendment between Harbour Energy UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.11	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).
10.12	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019). +

10.13	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019). +
10.14	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.17	Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).
10.18	Stock Purchase Agreement among Ocean Power Technologies, Inc. and the sellers named therein dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).
10.19	Employment Letter between the Company and Robert P. Powers dated effective December 13, 2021* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).
10.20	Fifth Amendment to 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 15, 2021).
10.21	First Amendment to the Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2022).
10.22	Sixth Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 19, 2022).
10.23	Form of Restricted Stock Unit Agreement for Non-Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.24	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.25	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.26	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.27	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.28	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.29	Sales Agreement between the Company and A.G.P./Alliance Global Partners dated March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024).
10.30	Form of Amended and Restated Common Stock Purchase Agreement, dated as of September 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2024.
10.31	Form of Securities Purchase Agreement, dated as of September 13, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2024).
10.32	Securities Purchase Agreement dated December 20, 2024 between Ocean Power Technologies, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024).

10.33	Form of Series A-1 Convertible Note dated December 20, 2024 between Ocean Power Technologies, Inc. issued by Ocean Power Technologies, Inc. to the holder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2024).
10.34	Securities Purchase Agreement dated May 15, 2025 between Ocean Power Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2025).
10.35	Form of Series B-1 Convertible Note dated May 15, 2025 between Ocean Power Technologies, Inc. issued by Ocean Power Technologies, Inc. to the holder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2025).
10.36	Employment Agreement between the Company and Tracy Pagliara dated effective January 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025).
10.37	Second Amendment to Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan dated June 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2025).
19.1	Company Insider Trading Policy. ++
21.1	Subsidiaries of the registrant ++
23.1	Consent of Baker Tilly US, LLP. ++
23.2	Consent of EisnerAmper LLP. ++
31.1	Certification of Chief Executive Officer ++
31.2	Certification of Chief Financial Officer ++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2025 and 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2025 and 2024, (ii) Consolidated Statements of Operations - for the years ended April 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2025 and 2024, (iv) Consolidated Statements of Shareholders’ Equity - for the years ended April 30, 2025 and 2024 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2025 and 2024, (vi) Notes to Consolidated Financial Statements.***

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

OCEAN POWER TECHNOLOGIES, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ocean Power Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Power Technologies, Inc. (and subsidiaries) (the “Company”) as of April 30, 2025, the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2025, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Dallas, Texas

July 24, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Power Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Power Technologies, Inc. and Subsidiaries (the “Company”) as of April 30, 2024, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2024, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We had served as the Company’s auditor from 2020 to 2024.

/s/ EisnerAmper LLP
EISNERAMPER LLP

Iselin, NJ

July 25, 2024, except as to Note 15 which is as of July 24, 2025

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2025	April 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,715	$3,151
Accounts receivable, net	1,191	796
Contract assets	1,088	18
Inventory	4,222	4,831
Other current assets	400	1,747
Total current assets	$13,616	$10,543
Property and equipment, net	3,444	3,443
Intangibles, net	3,490	3,622
Right-of-use assets, net	1,552	2,405
Restricted cash, long-term	154	154
Goodwill	8,537	8,537
Total assets	$30,793	$28,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$568	$3,366
Earn out payable	300	1,130
Accrued expenses	1,271	1,787
Contract liabilities	—	302
Right-of-use liabilities, current portion	1,150	774
Total current liabilities	$3,289	$7,359
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	649	1,798
Total liabilities	$4,141	$9,360
Commitments and contingencies (Note 14)	-
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	$—	$—
Common stock, $0.001 par value; authorized 300,000,000 and 100,000,000 shares, issued 172,050,563 and 61,352,731 shares, respectively, and outstanding 171,263,086 and 61,264,714 shares, respectively	172	61
Treasury stock, at cost; 787,477 and 88,017 shares, respectively	(1,018)	(369)
Additional paid-in capital	356,588	327,276
Accumulated deficit	(329,090)	(307,579)
Accumulated other comprehensive loss	—	(45)
Total shareholders’ equity	26,652	19,344
Total liabilities and shareholders’ equity	$30,793	$28,704

See accompanying notes to consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal year ended April 30,
	2025	2024
Revenue	$5,861	$5,525
Cost of revenue	4,201	2,699
Gross profit	1,660	2,826
Loss/(Gain) from change in fair value of consideration	—	(72)
Operating expenses	23,346	32,229
Total operating expenses	23,346	32,157
Operating loss	$(21,686)	$(29,331)
Interest income, net	47	800
Other (expense)/income	(23)	2
Loss on disposition of assets (Note 7)	—	(210)
Loss on extinguishment of debt	(838)	—
Foreign exchange (loss)/gain	(45)	2
Loss before income taxes	$(22,545)	$(28,737)
Income tax benefit	1,034	1,254
Net loss	$(21,511)	$(27,483)
Basic and diluted net loss per share	$(0.17)	$(0.47)
Weighted average shares used to compute basic and diluted net loss per share	126,913,998	59,031,736

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at April 30, 2023	56,304,642	$56	(40,914)	$(355)	$324,393	$(280,096)	$(45)	$43,953
Net loss	—	—	—	—	—	(27,483)	—	(27,483)
Share-based compensation	—	—	—	—	1,155	—	—	1,155
Common stock issued related to bonus and earnout payments	2,403,846	3	—	—	1,247	—	—	1,250
Common stock issued upon vesting of restricted stock units	787,498	—	—	—	—	—	—	—
Issuance of common stock - Cantor At The Market offering, net of issuance costs	55,604	—	—	—	29	—	—	29
Issuance of common stock - AGP At The Market offering, net of issuance costs	1,801,141	2	—	—	452	—	—	454
Shares withheld for tax withholdings	—	—	(47,103)	(14)	—	—	—	(14)
Balances at April 30, 2024	61,352,731	$61	(88,017)	$(369)	$327,276	$(307,579)	$(45)	$19,344
Net loss	—	—	—	—	—	(21,511)	—	(21,511)
Share-based compensation	—	—	—	—	4,603	—	—	4,603
Common stock issued related to bonus and earnout payments	2,864,808	3	—	—	627	—	—	630
Common stock issued upon vesting of restricted shares	2,964,209	3	—	—	—	—	—	3
Issuance of common stock – AGP At The Market Offering, net of issuance costs	67,980,307	68	—	—	17,661	—	—	17,729
Issuance of common stock – Capital Raise, net of issuance costs	21,446,079	22	—	—	2,428	—	—	2,450
Issuance of common stock - Convertible Debt, net of issuance costs	15,442,429	15	—	—	3,993	—	—	4,008
Shares withheld for tax withholdings	—	—	(699,460)	(649)	—	—	—	(649)
Foreign exchange loss	—	—	—	—	—	—	45	45
Balances, April 30, 2025	172,050,563	$172	(787,477)	$(1,018)	$356,588	$(329,090)	$—	$26,652

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,511)	$(27,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss/(gain)	45	(2)
Depreciation of fixed assets	771	420
Amortization of intangible assets	132	148
Amortization of right-of-use assets	853	593
(Accretion of discount)/amortization of premium on investments	—	(290)
Change in contingent consideration liability	—	(72)
Loss on disposal of assets	—	210
Stock based compensation	4,603	1,155
Loss on extinguishment of debt	838	—
Loss on disposal of property and equipment	111	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(395)	(51)
Contract assets	(1,070)	134
Inventory	230	(3,787)
Other assets	1,347	(753)
Accounts payable	(2,798)	2,414
Accrued expenses	(515)	(309)
Earn out payable	(200)	(500)
Right-of-use liabilities	(773)	(514)
Contract liabilities	(302)	(1,076)
Net cash used in operating activities	$(18,634)	$(29,763)
Cash flows from investing activities:
Redemptions of short-term investments	$—	$35,975
Purchases of short-term investments	—	(7,894)
Purchases of property and equipment	(505)	(2,585)
Net cash (used in)/provided by investing activities	$(505)	$25,496
Cash flows from financing activities:
Cash paid for tax withholding related to shares withheld	$(649)	$(14)
Proceeds from convertible notes	3,173	—
Proceeds from issuance of common stock - At The Market offering, net of issuance costs	17,729	483
Proceeds from issuance of common stock - Capital Raise, net of issuance costs	2,450	—
Net cash provided by/(used in) financing activities	$22,703	$469
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$—	$—
Net decrease in cash, cash equivalents and restricted cash	$3,564	$(3,798)
Cash, cash equivalents and restricted cash, beginning of year	3,305	7,103
Cash, cash equivalents and restricted cash, end of year	$6,869	$3,305

Supplemental disclosure of noncash investing and financing activities:
Common stock issued related to bonus and earnout payments	$630	$1,250
Common stock issued related to conversion of convertible debt	15	—
Operating right of use asset obtained in exchange for operating lease liability	$—	$1,247

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Liquidity

(a) Background

Ocean Power Technologies, Inc. (“OPT,” “we,” “our,” or “the Company”) is a Maritime Domain Awareness (MDA) company specializing in innovative intelligent maritime solutions. These solutions include a variety of “as a service” systems, including Data as a Service (DaaS), Robotics as a Service (RaaS), and Power as a Service (PaaS). These systems consist of a variety of platforms including the PowerBuoy®, our persistent sensor and power solution, the WAM-V® (Wave Adaptive Modular Vessel), our autonomous unmanned surface vehicle, and Merrows™, our user interface and command and control (C2) system that integrates multiple sensor feeds using software and hardware and enables artificial intelligence and machine learning (AI/ML) integration. We design, manufacture, deploy, and operate these systems for defense, security, subsea infrastructure, offshore oil and gas, offshore energy, marine research, and communication markets. We operate primarily through a combination of direct sales and leases, strategic partnerships, and long-term service agreements. Our business model emphasizes capital-light deployments, recurring revenue from service and maintenance contracts, and high-margin technology sales and leases.

We serve a global customer base, including the U.S. and allied defense agencies, offshore energy operators, and commercial interests. The common thread across these markets is the growing need for a persistent, autonomous, and sustainable offshore presence, a need we are uniquely positioned to fulfill.

The Company holds numerous patents and leverages decades of research including control systems, energy storage, and marine integration. Our headquarters and assembly operations are located in New Jersey, and we maintain an additional manufacturing and our robotics development facility in Richmond, CA.

OPT is committed to enabling a smarter, safer ocean economy through innovation in ocean intelligence and power. As we look forward, our strategic priorities include expanding our customer base, accelerating technology adoption, enhancing recurring revenue, and driving margin growth through platform scalability and supply chain efficiencies.

We were incorporated under the laws of the State of New Jersey in April 1984 and began commercial operations in 1994. On April 23, 2007, we reincorporated in Delaware.

(b) Liquidity

For the fiscal year ended April 30, 2025, the Company incurred net losses of approximately $21.5 million and used cash in operations of approximately $18.6 million. In addition, the Company has continued to make investments to support order backlog and future growth. For the fiscal year ended April 30, 2025 and through the date of filing of this Form 10-K, the Company has obtained additional capital financing through our capital raises with certain investors. Management believes the Company’s current cash, cash equivalents, and restricted cash balances at April 30, 2025 of $6.9 million and future financing including the May 2025 convertible debt proceeds will be sufficient to fund its planned expenditures through July 2026.

(2) Summary of Significant Accounting Policies

(a) Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Marine Advanced Robotics Inc. (CA), referred to herein as MAR, 3dent Technologies LLC (3Dent), Oregon Wave Energy Partners I LLC (DE), and ReedSport OPT WavePark, LLC (OR). The Ocean Power Technologies Ltd. in the United Kingdom was dissolved on April 22, 2025. ReedSport OPT WavePark, LLC (OR) and Oregon Wave Energy Partners I, LLC (DE) were dissolved during the first quarter of fiscal 2024. 3dent was sold in November 2023 and the consolidated financial statements for the three and nine months ended January 31, 2024 include 3dent’s results of operations for the applicable periods through the date of sale. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2025 or 2024. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control (e.g., upon shipment, upon delivery, as services are rendered, or upon completion of service), including when performance obligations are satisfied in a bill-and-hold arrangement. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the fiscal year ended April 30, 2025 the Company recognized approximately $4.9 million in revenue related to performance obligations satisfied at a point in time and approximately $1.0 million in revenue related to performance obligations satisfied over time. During the fiscal year ended April 30, 2024 the Company recognized approximately $3.7 million in revenue related to performance obligations satisfied at a point in time and approximately $1.9 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the fiscal years ended April 30, 2025 and 2024, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

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

As of April 30, 2025, the Company’s remaining performance obligations, also called contracted backlog, totaled $12.5 million.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The below table represents the total revenue recognized under ASC 606 and ASC 842 fiscal years ended April 30, 2025 and 2024:

	Fiscal year ended April 30, 2025			Fiscal year ended April 30, 2024
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$4,216	$338	$4,554	$1,912	$1,392	$3,304
Buoy	474	115	589	1,739	—	1,739
Services	718	—	718	482	—	482
Total	$5,408	$453	$5,861	$4,133	$1,392	$5,525

Region:
North and South America	$3,855	$—	$3,855	$4,101	$1,177	$5,278
EMEA	1,550	338	1,888	32	215	247
Asia and Australia	3	115	118	—	—	—
Total	$5,408	$453	$5,861	$4,133	$1,392	$5,525

(e) Cash and Cash Equivalents, Restricted Cash, Security Agreements and Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account or in short-term investments that are held-to-maturity. The Company had cash and cash equivalents of approximately $6.9 million and $3.3 million as of April 30, 2025 and 2024, respectively.

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

	April 30, 2025	April 30, 2024
	(in thousands)
Cash and cash equivalents	$6,715	$3,151
Restricted cash- short-term	—	—
Restricted cash- long-term	154	154
	$6,869	$3,305

(f) Inventory

In accordance with Accounting Standards Codification 330 (ASC 330), inventory is stated at the lower of cost or net realizable value applicable to goods on hand. Items remain in inventory until they are shipped to the customer, at which time the costs are transferred on a FIFO basis to cost of revenues, or moved to leased assets as applicable, following the matching principle where costs and revenues are recognized in the same period. The Company has three classes of inventory; raw materials, work in process, and finished goods.

(g) Accounts Receivable

Accounts receivable are stated at the net amount expected to be collected. Amounts are usually due between 30 and 90 days after the invoice issuance. The Company is exposed to credit losses primarily on accounts receivable and contract assets related to sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. Based on these factors, management has established the allowance for credit losses of approximately $100,000. Expected credit losses are written off in the period in which the financial assets are no longer collectible.

The Company grants credit to its customers, generally without collateral terms as long as the customer demonstrates the ability to make the payments. . Generally, invoicing occurs after the services are performed or control of the product has transferred to the customer. Accounts receivable represent an unconditional right to consideration arising from the Company’s performance under contracts with customers.

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

(j) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with entities with a reliable and predictable payment history. The Company invests its excess cash in a money market fund and does not believe that it is exposed to any significant risks related to its cash accounts, money market fund, or held-to-maturity investments.

As of the year ended April 30, 2025 and 2024, the Company had three and four customers whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These customers accounted for approximately 53% and 52% of the Company’s total revenue for the respective periods.

(k) Net Loss per Common Share

Basic and diluted net loss per share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, warrants on common stock and unvested restricted stock units (“RSUs”) issued to employees and non-employee directors, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per share on the Consolidated Statement of Operations, warrants on common stock, options to purchase shares of common stock and unvested RSUs issued to employees and non-employee directors, totaling 24,929,864 and 5,859,072 for the years ended April 30, 2025 and 2024, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the periods. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

(l) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2025 and 2024 was approximately $4.6 million and $1.2 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation as they occur.

Additionally, upon vesting of RSUs that were granted to an employee, the employee is given the option to either pay the taxes themselves, or have enough shares of their RSU award withheld by the Company to cover the taxes incurred by the employee. In the event the employee elects to surrender shares to cover the tax obligation, the Company maintains those shares in the Company’s treasury stock account. Forfeited shares held in the Company’s treasury stock account are not available for future RSU grants.

(m) Intangibles, net

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets, including patents, are amortized over the estimated useful life of the asset on a basis that approximates the pattern of economic benefit. The patents are being amortized over 20, 12 and 10 years respectively, which is consistent with the estimated pattern of economic benefit of the assets. Prior to their disposal during the fiscal year ended April 30, 2024, trade-name and customer relationship intangibles were amortized over 20, 12 and 10 years respectively The trademark is not subject to amortization.

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There was no indication of impairment of intangible assets for the fiscal years ended April 30, 2025 and April 30, 2024. However, in connection with the sale of 3Dent in November of 2023, the trade-name and customer relationships were both expensed fully during the year ended April 30, 2024 under Loss on disposition of assets on the Consolidated Statements of Operations.

(n) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. There were no indications of potential impairment of goodwill identified for the year ended April 30, 2025 and 2024. Where the Company uses a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR. Management performed its annual qualitative assessment in fiscal year 2025 and 2024 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2025 and 2024.

(o) Income Taxes

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses, to the extent incurred. Refer to Note 13 for additional disclosure.

In order to monetize their attributes, the Company has historically sold the Net Operating Losses (NOL’s) generated in New Jersey. The Company has elected to recognize the gain on the sale as a component of tax expense at the time of the sale. Prior to the time of sale, the Company has elected to not factor the expected sales when assessing the realizability of the related deferred tax assets.

(p) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive (Income) Loss within Shareholders’ Equity. For the year ended April 30, 2025 and 2024, there were no amounts recorded to other comprehensive (income) loss due to no longer having any foreign subsidiaries as of April 30, 2025.

(q) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. Warranty expense incurred to date has not been material.

(r) Product development

Costs related to research and development activities by the Company are expensed as incurred. The Company had approximately $3.6 million and $7.7 million in product development expense for the year ended April 30, 2025 and 2024, respectively. The year over year decrease related to the completion of the majority of research activities and a transition to a focus on development and enhancements to our existing products.

(s) Recent Accounting Standards

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

In November 2024, the FASB issued ASU No. 2024-3, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves financial reporting by requiring disclosure of incremental segment information. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard beginning in fiscal 2025 and all required segment related disclosures will be presented within this Form 10-K and in subsequent interim reports on Form 10-Q. Refer to Note 15 for further discussion.

(t) Reclassifications

Certain amounts may have been reclassified to conform to the current period’s presentation. This reclassification had no impact on the previously reported net loss or comprehensive loss.

(3) Account Receivable, Contract Assets, and Contract Liabilities

Accounts Receivable

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	Fiscal year ended April 30,
	2025	2024	2023
	(in thousands)

Accounts receivable	$1,191	$796	$745
Contract assets	1,088	18	152
Contract liabilities	—	302	1,378

Contract Assets

Significant changes in the contract assets balances during the period are as follows:

	Fiscal year ended April 30,
	2025	2024
	(in thousands)

Transferred to receivables from contract assets recognized	$(768)	$(1,879)
Revenue recognized and not billed	1,838	1,745
Net change in contract assets	$1,070	$(134)

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The increase in contract assets from the prior year is primarily a result of consulting services projects for which revenue was recognized in the prior year yet billed in the current year including two Bill-and-Hold agreements for $529,000. No impairments to contract assets were incurred during the fiscal years ended April 30, 2025 and 2024, respectively.

Contract Liabilities

Significant changes in the contract liabilities balances during the period are as follows:

	Fiscal year ended April 30,
	2025	2024
	(in thousands)

Revenue recognized	$(2,107)	$(2,424)
Payments collected for which revenue has not been recognized	1,805	1,348
Net change in contract liabilities	$(302)	$(1,076)

Contract liabilities consist of amounts invoiced to and collected from customers in excess of revenue recognized. The decrease in contract liabilities from April 30, 2024 is primarily due to recognizing revenue on the DOE Phase II contract for which the Company was paid in prior periods.

(4) Inventory

The Company holds inventory related to the production of our products.

	April 30, 2025	April 30, 2024
	(in thousands)
Raw Materials	$3,586	$4,298
Work in Process	636	397
Finished Goods	—	136
	$4,222	$4,831

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

(5) Other Current Assets

Other current assets consist of the following at April 30, 2025 and 2024:

	April 30, 2025	April 30, 2024
	(in thousands)
Prepaid insurance	$80	$202
Prepaid software & licenses	68	224
Prepaid sales & marketing	90	124
Prepaid project costs	36	578
Prepaid inventory materials	—	414
Prepaid expenses- other	126	205
	$400	$1,747

(6) Property and Equipment

The components of property and equipment as of April 30, 2025 and 2024 consisted of the following:

	April 30, 2025	April 30, 2024
	(in thousands)
Equipment	$1,569	$1,530
Computer equipment & software	620	790
Office furniture & equipment	425	422
Leasehold improvements	683	683
Leased WAM-V’s	1,735	1,547
Leased Buoys	949	444
	5,981	5,416
Less: accumulated depreciation	(2,537)	(1,973)
	$3,444	$3,443

Leased WAM-V’s represent fixed assets that are associated with underlying operating leases with customers as discussed in revenue recognition section related to ASC 842 (see footnote 1(d) Revenue Recognition).

Depreciation expense was approximately $771,000 and $420,000 for years ended April 30, 2025 and 2024, respectively. Additionally, the Company disposed of $170,000 in fully depreciated assets that were no longer in use as of April 30, 2025.

(7) Intangible Assets

The components of intangible assets, net as of April 30, 2025 and 2024 consisted of the following:

	April 30, 2025	April 30, 2024
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
	5,498	5,498
Accumulated amortization	(2,008)	(1,876)
	$3,490	$3,622

Amortization expense was approximately $132,000 and $148,000 for the years ended April 30, 2025 and 2024, respectively. Trademarks are not subject to amortization.

Additionally, in connection with the sale of 3Dent in November of 2023, the trade-name and customer relationships were both expensed fully during the fiscal year ended April 30, 2024 under Loss on disposition of assets on the Consolidated Statements of Operations.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to or impairment of goodwill during the years ended April 30, 2025 and 2024.

(9) Leases

Lessor Information

As of April 30, 2025 and 2024, the Company had three and five WAM-V’s, respectively, leased to customers which have been classified as operating leases per accounting guidance contained within ASC Topic 842, “Leases”, respectively. The remaining term on these operating leases is less than 2 years.

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

Variable lease expenses, if any, are recorded as incurred. The operating lease expense in the Consolidated Statement of Operations was $1.0 million and $0.7 million for the fiscal year ended April 30, 2025 and 2024, respectively. The operating lease cash flow payments for the year ended April 30, 2025 and 2024 were $994,000 and $745,000, respectively.

The components of lease expense in the Consolidated Statement of Operations for the fiscal year ended April 30, 2025 and 2024 was as follows:

	Fiscal year ended April 30,
	2025	2024
Operating lease cost	$1,038	$640
Short-term lease cost	32	68
Total lease cost	$1,070	$708

Information related to the Company’s right-of use assets and lease liabilities as of April 30, 2025 is as follows:

April 30, 2025
(in thousands)

Operating lease:
Operating right-of-use assets, net	$1,552

Right-of-use liabilities- current	1,150
Right-of-use liabilities- long-term	649
Total lease liabilities	$1,799

Weighted average remaining lease term- operating leases	2.10 years
Weighted average discount rate- operating leases	8.4%

Total remaining lease payments under the Company’s operating leases are as follows:

April 30, 2025
(in thousands)

2026	$1,847
2027	329
2028	333
2029	28
Thereafter	-
Total future minimum lease payments	2,537
Less imputed interest	(738)
Total	$1,799

(10) Accrued Expenses

Accrued expenses consisted of the following at April 30, 2025 and 2024:

	April 30, 2025	April 30, 2024
	(in thousands)
Employee incentive payments	$759	$1,271
Accrued salary and benefits	417	369
Other	95	147
	$1,271	$1,787

(11) Share-Based Compensation Plans

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. Most recently in January 2025, the shareholders approved an amendment and restatement of the 2015 Plan to, among other things, provide an aggregate increase to the 2015 Plan of 20,000,000 shares resulting in total shares authorized for issuance of 27,282,036 as of April 30, 2025, based on 7,282,036 available before the amendment. The 2015 Plan will now terminate in January 2035, but is subject to earlier termination as provided in the 2015 Plan.

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

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the periods ended April 30, 2025 and 2024, respectively.

A summary of stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2024	734,543	$2.12	7.6
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(251,201)	$1.20
Outstanding as of April 30, 2025	483,342	$2.59	6.3
Exercisable as of April 30, 2025	425,440	$2.85	6.1

As of April 30, 2025, the total intrinsic value of outstanding and exercisable options was zero. As of April 30, 2025, approximately 58,000 additional options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 7.7 years. There was approximately $47,000 and $82,000 of total recognized compensation cost related to stock options during each of the fiscal year ended April 30, 2025 and 2024, respectively. As of April 30, 2025, there was approximately $26,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.7 years.

Performance Stock Options

As of April 30, 2025 and 2024 there were no performance stock units outstanding.

Restricted Stock Units

Compensation expense for restricted stock units (“RSUs”) is generally recorded based on the market value on the date of grant and recognized ratably over the associated service and performance period. During the years ended April 30, 2025 and 2024, the Company granted 21,079,453 and 4,439,257 shares, respectively, subject to service-based, performance, and market condition vesting requirements.

A summary of unvested restricted stock units under our stock incentive plans is as follows:

	Number of Shares	Weighted Average Price per Share
Issued and unvested at April 30, 2024	5,124,529	$0.38
Granted	21,079,453	$0.99
Vested and issued	(2,964,280)
Cancelled/forfeited	(778,069)	$0.30
Issued and unvested at April 30, 2025	22,461,633	$0.90

There was approximately $4.6 million and $1.0 million of total recognized compensation cost related to restricted stock units for the years ended April 30, 2025 and 2024, respectively. As of April 30, 2025, there was $15.2 million of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.6 years.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during either of the fiscal years ended April 30, 2025 and 2024, respectively.

(13) Income Taxes

Loss before income taxes for the years ended April 30, 2025 and 2024 consisted of the following components:

	April 30, 2025	April 30, 2024
	(in thousands)
Domestic	$(22,545)	$(28,737)
Foreign	-	-
Total loss before income taxes	$(22,545)	$(28,737)

The income tax benefit for the years ended April 30, 2025 and 2024 consisted of $1.0 million and $1.3 million, respectively, from the sale of New Jersey net operating losses and research and development credits.

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the U.S. federal income tax rate for the periods ended April 30, 2025 and 2024 to loss before income taxes as a result of the following:

	April 30, 2025	April 30, 2024
Computed expected tax benefit	(21.0)%	(21.0)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(3.7)%	(3.5)%
Federal research and development tax credits	—%	(1.1)%
Foreign rate differential	—%	—%
Other non-deductible expenses	(0.1)%	0.4%
Proceeds of sale of New Jersey tax benefits	(3.6)%	(3.4)%
Expiration of net operating loss due to dissolution of subsidiary	8.8%	—%
Other expiration of net operating loss	6.7%	4.5%
Increase in valuation allowance	8.3%	19.8%
Income tax (benefit)	(4.6)%	(4.3)%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2025	April 30, 2024
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$52,496	$48,745
Foreign net operating loss carryforwards	—	2,059
State operating loss carryforwards	1,950	1,934
Federal and New Jersey research and development tax credits	5,553	5,404
Stock compensation	378	470
Accrued expenses	188	312
Research and experimentation expenses	2,259	1,977
Other	337	601
Net deferred tax assets before valuation allowance	$63,161	$61,502
Valuation allowance	$(62,192)	$(60,322)
Deferred tax assets	$969	$1,180
Deferred tax liabilities:
Intangibles	$(788)	$(793)
Lease liabilities	(384)	(590)
Net deferred tax liabilities	$(203)	$(203)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2025 and 2024, based upon the level of historical taxable losses, valuation allowances of $62.2 million and $60.3 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $1.9 million during the year ended April 30, 2025 and increased $5.7 million during the year ended 2024 respectively, due to continuing net operating losses.

As of April 30, 2025, the Company had net operating loss carry forwards for federal income tax purposes of approximately $250.0 million, which begin to expire in fiscal 2026; $116.2 million of the federal carryforward has no expiration, but the deductibility of such federal net operating losses may be limited to 80% of our taxable income in future years. The Company also had federal research and development tax credit carry forwards of approximately $5.2 million as of April 30, 2025, which begins to expire in 2026. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that as a result of multiple ownership changes, as described in Section 382 of the Internal Revenue Code, its ability to utilize these NOL’s and research and development tax credit have been significantly limited.

In addition, as of April 30, 2025, the Company had state net operating loss carry forwards of approximately $28.3 million which begin to expire in 2042, which also may be limited to utilization limitations. Further, as of April 30, 2025, the Company dissolved their UK subsidiary, Ocean Power Technologies Ltd., and thus have written off their outstanding net operating losses. The ability to utilize these carry forwards may also be limited due to ownership changes.

Income Tax Benefit

The Company has sold New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer programs, which has resulted in $1.0 million and $1.3 million of tax benefit related to the fiscal year ended April 30, 2025 and 2024, respectively, from the sale of New Jersey net operating losses and research and development credits. New Jersey-based technology or biotechnology companies with fewer than 225 US employees may be eligible to sell net operating losses and research and development tax credits to unaffiliated corporations, up to a maximum lifetime benefit of $20.0 million per business.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At April 30, 2025 and 2024, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next fiscal year, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period after utilization.

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

Section 220 Demand

In February 2025, the Company received a shareholder demand under Section 220 of the General Corporation Law of the State of Delaware for inspection of certain books and records relating to prior equity grants made to officers and directors under the 2015 Plan in January 2023, February 2024 and January 2025. The Company has produced to the Plaintiff documents fully responsive to the Demand. The Company is reviewing and considering the demand and engaging with counsel for the shareholder but has not recorded any material liability for these matters as of April 30, 2025 as it cannot estimate the ultimate outcome at this time.

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

(15) Operating Segments and Geographic Information

The Company operates as one operating segment. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer, who reviews financial information on a consolidated basis and utilizes net loss for purposes of making operating decisions, assessing financial performance of the consolidated Company, and making resource allocation decisions. The CODM also reviews total assets. While assets may move throughout the world to support our revenue projects, for reporting purposes they are included in North America total assets. Revenue and expenses are generally attributed to the operating unit that bills the customers. Geographic information is as follows:

	Year Ended April 30, 2025
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenue from external customers	$3,855	$1,888	$118	$5,861
Operating (loss) income	(22,835)	467	78	(22,290)
Right-of-use assets, net	1,552	—	—	1,552
Long-lived assets	3,444	—	—	3,444
Total assets	30,793	—	—	30,793

	Year Ended April 30, 2024
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenue from external customers	$5,278	$247	$—	$5,525
Operating (loss) income	(29,548)	217	—	(29,331)
Right-of-use assets, net	2,405	—	—	2,405
Long-lived assets	3,443	—	—	3,443
Total assets	28,704	—	—	28,704

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the years ended April 30, 2025 and 2024:

	Fiscal years ended April 30,
	2025	2024
	(in thousands)
Revenue	$5,861	$5,525
Less:
Cost of sales	4,201	2,699
Product development costs	1,619	5,027
Employee-related costs	6,939	11,045
Professional, consulting and contractor fees	4,705	9,024
General and administrative costs	2,889	3,829
Facilities costs	1,587	1,544
Stock based compensation	4,603	1,155
Depreciation and amortization expense	904	568
Other expense (income)	168	171
Interest income	(47)	(800)
Loss on extinguishment of debt	838	—
Income tax benefit	(1,034)	(1,254)
Net loss	$(21,511)	$(27,483)

(16) Employee Benefits

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

The Company matches employee contributions dollar for dollar up to the first 3% and fifty cents on the dollar for each additional 1% up to 9% for a maximum match contribution of 6%. The aggregate employer 401(k) match expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2025 and 2024 was approximately $0.2 million and $0.3 million, respectively.

The Company may also provide for a voluntary contribution to the plan which is approved by the Company’s Board of Directors on an annual basis. All participants immediately vest on the date of distribution.

(17) Subsequent Events

Convertible Note Issuance

In May 2025, the Company issued a $10.0 million unsecured convertible promissory note (“Notes”) to an institutional investor under its shelf registration statement on Form S-3. The Notes will not bear interest except that upon the occurrence and during the continuance of an event of default, interest will accrue on the Notes at an interest rate of 13% per annum. Unless earlier converted or redeemed, the Notes will mature on the twenty-four month anniversary of the issuance date at a premium of 13% to the face value of the Notes (the “Redemption Value”). At any time after the issuance date, the Notes are convertible, in whole or in part, and subject to certain beneficial ownership limitations, at the option of the holders, into shares of our common stock at a conversion price equal to $0.68 (the “Fixed Conversion Price”). The Fixed Conversion Price is subject to customary adjustments upon any stock split, stock dividend, stock combination, recapitalization or similar events. Starting on the closing date, the Notes amortize in installments, and we will make monthly payments on the first trading day of each monthly anniversary commencing on the closing date through the maturity date, payable in cash or shares of common stock. Upon the satisfaction of certain conditions, we may prepay outstanding Notes upon not less than 20 trading days’ written notice by paying an amount equal to the portion of the Notes being redeemed at a 12.5% premium. The Notes will rank senior to the right to payment of the holders of our unsecured debt. Net proceeds will be used for working capital and general corporate purposes. As of July 21, 2025 approximately $2 million of the original $10.0 million of the Notes have been converted into common equity shares of the Company.

Tax Update

On July 4, 2025, the One Big Beautiful Bill was enacted, introducing significant and wide-ranging changes to the U.S. tax system. These include expanded deductions for certain expenses, the restoration of 100% bonus depreciation, expanded opportunity zones, and immediate expensing for U.S.-based research and development. The legislation also reinstates EBITDA-based interest deductions and makes several business tax incentives permanent.

The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

