Form 10-Q
period 2025-07-31
Ocean Power Technologies, Inc.
filed 2025-09-15
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2025

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

As of September 12, 2025, the number of outstanding shares of common stock of the registrant was 183,014,497.

OCEAN POWER TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	July 31, 2025	April 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,860	$6,715
Accounts receivable, net	2,207	1,191
Contract assets	555	1,088
Inventory	4,865	4,222
Other current assets	893	400
Total current assets	18,380	13,616
Property and equipment, net	4,703	3,444
Intangibles, net	3,456	3,490
Right-of-use assets, net	1,388	1,552
Restricted cash, long-term	154	154
Goodwill	8,537	8,537
Total assets	$36,618	$30,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,283	$568
Earnout payable	250	300
Convertible notes payable (Note 13)	7,107	—
Derivative liability (Note 13)	570	—
Accrued expenses	1,293	1,271
Right-of-use liabilities, current portion	981	1,150
Contract liabilities	135	—
Total current liabilities	11,619	3,289
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	606	649
Total liabilities	12,428	4,141
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding; 100,000 designated as Series A	—	—
Common stock, $0.001 par value; authorized 300,000,000 shares, issued 178,312,252 shares and 172,050,563 shares, respectively; outstanding 171,263,086 shares and 95,573,789 shares, respectively	178	172
Treasury stock, at cost; 787,477 and 787,477 shares, respectively	(1,018)	(1,018)
Additional paid-in capital	361,508	356,588
Accumulated deficit	(336,478)	(329,090)
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	24,190	26,652
Total liabilities and shareholders’ equity	$36,618	$30,793

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended July 31,
	2025	2024

Revenues	$1,182	$1,301
Cost of revenues	1,205	854
Gross margin	(23)	447

Operating expenses	7,055	4,920
Operating loss	(7,078)	(4,473)

Interest (expense)/income, net	(310)	3
Other income, net	—	17
Loss before income taxes	(7,388)	(4,453)
Income tax benefit	—	—
Net loss	(7,388)	(4,453)
Basic and diluted net loss per common share	$(0.04)	$(0.05)
Weighted average shares used to compute basic and diluted net loss per common share	172,969,163	81,951,002

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Three Months Ended July 31, 2025
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2025	172,050,563	$172	(787,477)	$(1,018)	$356,588	$(329,090)	$—	26,652
Net loss	—	—	—	—	—	(7,388)	—	(7,388)
Share-based compensation	—	—	—	—	2,399	—	—	2,399
Issuance of common stock – AGP At The Market Offering, net of issuance costs	694,949	1	—	—	337	—	—	338
Issuance of common stock - Convertible Debt, net of issuance costs	5,566,740	5	—	—	2,184	—	—	2,184
Balances at July 31, 2025	178,312,252	$178	(787,477)	$(1,018)	$361,508	$(336,478)	$—	$24,190

	Three Months Ended July 31, 2024
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2024	61,352,731	$61	(88,017)	$(369)	$327,276	$(307,579)	$(45)	19,344

Net loss	—	—	—	—	—	(4,453)	—	(4,453)
Share-based compensation	—	—	—	—	259	—	—	259
Common stock issued related to bonus and earnout payments	2,864,808	3	—	—	627	—	—	630
Issuance of common stock - Cantor At The Market offering, net of issuance costs	31,444,267	32	—	—	6,497	—	—	6,529
Balances at, July 31, 2024	95,661,806	$96	(88,017)	$(369)	$334,659	$(312,031)	$(45)	$22,310

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Three months ended July 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(7,388)	$(4,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	194	204
Amortization of intangible assets	34	33
Amortization of right of use asset	231	207
Share-based compensation	2,399	259
Changes in operating assets and liabilities:
Accounts receivable	(1,016)	(167)
Contract assets	533	(459)
Inventory	(643)	(850)
Right of use asset	(66)	—
Other assets	(493)	962
Accounts payable	715	(1,625)
Earnout payable	(50)	(50)
Accrued expenses	22	(208)
Right-of-use liabilities	(212)	(121)
Contract liabilities	135	144
Net cash used in operating activities	$(5,605)	$(6,124)
Cash flows from investing activities:
Purchases of property and equipment	(1,453)	(374)
Net cash used in investing activities	$(1,453)	$(374)
Cash flows from financing activities:
Proceeds from convertible notes	$9,866	—
Proceeds from issuance of common stock - At The Market offering, net of issuance costs	337	$6,529
Net cash provided by financing activities	$10,203	$6,529
Net increase in cash, cash equivalents and restricted cash	$3,145	$31
Cash, cash equivalents and restricted cash, beginning of period	$6,869	$3,305
Cash, cash equivalents and restricted cash, end of period	$10,014	$3,336

Supplemental disclosure of noncash investing and financing activities:
Common stock issued related to bonus and earnout payments	$—	$630
Common stock issued related to conversion of convertible debt	2,060	—

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

The Company holds numerous patents and leverages decades of research including control systems, energy storage, and marine integration. Our headquarters and assembly operations are located in New Jersey, and we maintain an additional manufacturing and robotics development facility in Richmond, CA. In addition, the Company maintains an office at the Association for Uncrewed Vehicle Systems International (AUVSI) headquarters in Washington, D.C., which serves to strengthen our strategic position in the fast-growing uncrewed systems market.

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

(b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information in accordance with the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025, as filed with the SEC and elsewhere in subsequent Exchange Act filings, including this Form 10-Q.

(c) Liquidity

During the three months ended July 31, 2025, the Company incurred a net loss of approximately $7.4 million and used cash in operations of approximately $5.6 million. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation and deployment risks and integration of acquisitions.

The Company believes cash on hand and forecasted operating results will provide sufficient liquidity to meet its obligation for at least the next 12 months. In the event operating results are not sufficient the Company will need to seek additional financing. There can be no assurance that the Company will be able to raise additional capital on favorable terms, or at all, if needed.

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Marine Advanced Robotics Inc. (CA), referred to herein as MAR,), Oregon Wave Energy Partners I LLC (DE), and ReedSport OPT WavePark, LLC (OR). Ocean Power Technologies Ltd. in the United Kingdom was dissolved on April 22, 2025. ReedSport OPT WavePark, LLC (OR) and Oregon Wave Energy Partners I, LLC (DE) were dissolved during the first quarter of fiscal 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make several estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, stock-based compensation based on the likelihood of meeting performance obligations, over time revenue recognition, valuation consideration related to business combinations, including contingent consideration based on actual and projected revenues, in addition to discount rates and present values, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account. The Company had cash and cash equivalents of approximately $10.0 million and $6.9 million as of July 31, 2025 and April 30, 2025, respectively.

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

	July 31, 2025	April 30, 2025
	(in thousands)
Cash and cash equivalents	$9,860	$6,715
Restricted cash- long term	154	154
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,014	$6,869

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

(e) Accounts Receivable

Accounts receivable are stated at the net amount expected to be collected. Amounts are usually due between 30 and 90 days after the invoice issuance. The Company is exposed to credit losses primarily on accounts receivable and contract assets related to sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. Based on these factors, management has determined the allowance for credit losses was approximately $100,000 at both July 31, 2025 and April 30, 2025. Expected credit losses are written off in the period in which the financial assets are no longer collectible.

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

(g) Foreign Exchange Gains and Losses

Transactions denominated in a foreign currency may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which, if applicable, are included in “Foreign exchange gain” in the accompanying Consolidated Statements of Operations.

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with entities with a reliable payment history. The Company invests its excess cash in a money market fund and does not believe that it is exposed to any significant risks related to its cash accounts or money market funds.

For the three months ended July 31, 2025 and 2024, the Company had four and two customers, respectively, whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 89% and 84% of the Company’s total revenues for the respective periods.

For the three months ended July 31, 2025 and 2024, the Company had five and three customers, respectively, whose total receivable balance accounted for at least 10% of the Company’s consolidated receivables. These receivables accounted for approximately 79% and 76% of the Company’s total revenues for the respective periods.

As of July 31, 2025, one commercial customer represented about 24% of our accounts receivable balance. As part of that contract, we granted extended payment terms that are not typical for the Company, which increases our credit exposure. We continue to monitor this receivable closely, and while we have not recorded an allowance because we believe collectability is probable, we acknowledge that these terms carry additional risk if the customer’s financial condition changes.

(i) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended July 31, 2025 and 2024 was approximately $2.4 million and $0.3 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation as they occur.

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

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control (e.g., upon shipment, upon delivery, as services are rendered, or upon completion of service), including when performance obligations are satisfied in a bill-and-hold arrangement. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the three month period ended July 31, 2025, the Company recognized approximately $1.0 million in revenue related to performance obligations satisfied at a point in time and approximately $0.2 million in revenue related to performance obligations satisfied over time. During the three month period ended July 31, 2024, the Company recognized approximately $1.2 million in revenue related to performance obligations satisfied at a point in time and approximately $0.1 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For each of the three month periods ended July 31, 2025 and 2024, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

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

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The table below represents the total revenue recognized under ASC 606 and ASC 842 for the three months ended July 31, 2025 and 2024.

	Three months ended July 31, 2025			Three months ended July 31, 2024
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$1,038	$67	$1,105	$822	$67	$889
Buoy	66	—	66	—	—	—
Services	11	—	11	412	—	412
Total	$1,115	$67	$1,182	$1,234	$67	$1,301

Region:
North and South America	$134	$—	$134	$1,230	$—	$1,230
EMEA	980	67	1,047	4	67	67
Asia and Australia	1	—	1	—	—	—
Total	$1,115	$67	$1,182	$1,234	$67	$1,301

(k) Net Loss per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of options to purchase shares of common stock, and unvested RSUs issued to employees and non-employee directors, were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per common share on the Consolidated Statement of Operations, options to purchase shares of common stock and unvested RSUs issued to employees and non-employee directors, totaling 22,285,129 and 6,259,956 for the three months ended July 31, 2025 and 2024, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the periods. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

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

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There were no indications of potential impairment of intangible assets for either the three months ended July 31, 2025 or 2024.

(m) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. Management performed its annual qualitative assessment in fiscal year 2025 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2025. There were no indications of potential impairment of goodwill identified for the three months ended July 31, 2025 and 2024. When the Company uses a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual revenue growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine the fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded.

(n) Income Taxes

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

(o) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. For each of the three months ended July 31, 2025 and 2024, there were no amounts recorded to other comprehensive loss due to limited foreign operations.

(p) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. Warranty expense incurred to date has not been material.

(q) Product Development

Costs related to product development activities by the Company are expensed as incurred. The Company had approximately $0.6 million and $0.5 million in product development expense for the three months ended July 31, 2025 and 2024, respectively.

(r) Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period.

(s) Recently Issued Accounting Standards

In the interim period ended July 31, 2025, the following FASB issued Accounting Standards Updates (ASUs) that may be relevant to the Company’s operations and financial reporting. We are currently evaluating the potential impact of these ASUs and adopting them when applicable based on their effective dates.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2023-09 on our consolidated financial statements and disclosures for the annual period ending April 30, 2026.

In November 2024, the FASB issued ASU No. 2024-3, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

(3) Accounts Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	July 31, 2025	April 30, 2025	April 30, 2024
	(in thousands)
Accounts receivable	$2,207	$1,191	$796
Contract assets	$555	$1,088	$18
Contract liabilities	$135	$—	$302

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The decrease in contract assets from year end is primarily a result of being able to contractually bill on active projects for which revenue was recognized in the prior period but was not yet been billed as of the beginning of the period. No impairments to contract assets were incurred during the three months ended July 31, 2025 and 2024.

Significant changes in the contract assets balances during the period were as follows:

	Three months ended July 31, 2025	Three months ended July 31, 2024
	(in thousands)
Transferred to receivables from contract assets recognized	$(644)	$(104)
Revenue recognized and not billed	111	563
Net change in contract assets	$(533)	$459

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities from year end is primarily due to collecting payments for jobs we cannot contractually recognize revenue on the current year.

Significant changes in the contract liabilities balances during the period are as follows:

	Three months ended July 31, 2025	Three months ended July 31, 2024
	(in thousands)
Revenue recognized	$(115)	$(545)
Payments collected for which revenue has not been recognized	250	689
Net change in contract liabilities	$135	$144

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	July 31, 2025	April 30, 2025
	(in thousands)
Raw Materials	$4,202	$3,586
Work in Process	663	636
Finished Products	—	—
Inventory	$4,865	$4,222

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

(5) Other Current Assets

Other current assets consisted of the following at July 31, 2025 and April 30, 2025:

	July 31, 2025	April 30, 2025
	(in thousands)
Prepaid insurance	$57	$80
Prepaid software & licenses	56	68
Prepaid sales & marketing	53	90
Prepaid project costs	561	36
Prepaid expenses- other	166	126
	$893	$400

(6) Property and Equipment, net

The components of property and equipment, net as of July 31, 2025 and April 30, 2025 consisted of the following:

	July 31, 2025	April 30, 2025
	(in thousands)
Equipment	$2,088	$1,569
Computer equipment & software	629	620
Office furniture & equipment	425	425
Leasehold improvements	683	683
Leased WAM-V’s	1,735	1,735
Leased Buoys	1,874	949
	7,434	5,981
Less: accumulated depreciation	(2,731)	(2,537)
	$4,703	$3,444

Leased WAM-V’s and buoys represent fixed assets that are associated with underlying operating leases with customers or for customer demonstration as discussed in the revenue recognition section related to ASC 842.

Depreciation expense was approximately $194,000 and $204,000 for the three-month periods ended July 31, 2025 and 2024, respectively.

(7) Intangible Assets

The components of intangible assets, net as of July 31, 2025 and April 30, 2025 consisted of the following:

	July 31, 2025	April 30, 2025
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
	5,498	5,498
Accumulated amortization	(2,042)	(2,008)
	$3,456	$3,490

Amortization expense was approximately $34,000 and $33,000 for the three-month periods ended July 31, 2025 and 2024, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to, or any impairment of, goodwill during the three-month periods ended July 31, 2025 and 2024.

(9) Leases

Lessor Information

As of July 31, 2025 and April 30, 2025, the Company had three WAM-V’s leased to customers which have been classified as operating leases per accounting guidance contained within ASC Topic 842, “Leases”, respectively. The remaining term on these operating leases is less than 2 years.

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

The Company also has a lease for warehouse space located in Richmond, California. The lease commenced in June of 2025 and will continue for 24 months. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities- current and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

Variable lease expenses, if any, are recorded as incurred. The operating lease cash flow payments for the three months ended July 31, 2025 and 2024 were $267,000 and $269,000, respectively.

The components of lease expense which are included in our operating expenses in the Consolidated Statement of Operations for the three months ended July 31, 2025 and 2024 were as follows:

	Three months ended July 31,
	2025	2024
	(in thousands)
Operating lease cost	$267	$261
Short-term lease cost	—	8
Total lease cost	$267	$269

Information related to the Company’s right-of use assets and lease liabilities as of July 31, 2025 was as follows:

July 31, 2025
(in thousands)
Operating lease:
Operating right-of-use assets, net	$1,388

Right-of-use liabilities- current	$981
Right-of-use liabilities- long term	606
Total lease liabilities	$1,587

Weighted average remaining lease term- operating leases	2.00 years
Weighted average discount rate- operating leases	8.4%

Total remaining lease payments under the Company’s operating leases are as follows:

July 31, 2025
(in thousands)
Remainder of fiscal year 2026	$970
2027	367
2028	337
2029	28
2030	—
thereafter	—
Total future minimum lease payments	$1,702
Less imputed interest	(115)
Total	$1,587

(10) Accrued Expenses

Accrued expenses consisted of the following at July 31, 2025 and April 30, 2025:

	July 31, 2025	April 30, 2025
	(in thousands)
Employee incentive payments	$444	$759
Accrued salary and benefits	321	417
Professional fees	73	—
Accrued project costs	100	—
Accrued interest expense	43	—
Other	312	95
	$1,293	$1,271

(11) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. Most recently in January 2025, the shareholders approved an amendment and restatement of the 2015 Plan to, among other things, provide an aggregate increase to the 2015 Plan of 20,000,000 shares resulting in total shares authorized for issuance of 27,282,036 as of July 31, 2025, based on 7,282,036 available before the amendment. The 2015 Plan will now terminate in January 2035, but is subject to earlier termination as provided in the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan in accordance with Rule 711(a) of the NYSE American Company Guide. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000. On June 3, 2025, the 2018 Inducement Plan was further amended to increase the authorized shares by 715,000 to 990,000.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the three months ended July 31, 2025 and 2024, respectively.

A summary of stock options under the stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2025	483,342	$2.59	6.3
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	—	$—
Outstanding as of July 31, 2025	483,342	$2.59	6.1
Exercisable as of July 31, 2025	425,440	$2.85	5.9

As of July 31, 2025, the total intrinsic value of outstanding and exercisable options was approximately zero. As of July 31, 2025, approximately 58,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 7.5 years. There was approximately $9,000 and $19,000 of total recognized compensation cost related to stock options during each of the three months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, there was approximately $17,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.5 years.

Performance Stock Units

A summary of performance stock units (“PSUs”) under our Stock Incentive Plans is detailed in the following table.

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2025	—	$—
Granted	150,000	$0.56
Vested and issued	—	$—
Cancelled/forfeited	—	$—
Unvested at July 31, 2025	150,000	$0.56

There was approximately $8,000 and zero of total recognized compensation cost related to PSUs for the three months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, there was approximately $75,000 of unrecognized compensation cost remaining related to unvested PSUs. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

Compensation expense for RSUs is generally recorded based on the market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2025 and 2024, the Company granted 521,000 and zero shares, respectively, that were subject to both service-based and market-based vesting requirements.

A summary of unvested RSU’s under the Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2025	22.461,633	$0.79
Granted	520,870	$0.56
Vested and issued	—	$—
Cancelled/forfeited	(1,330,716)	$0.76
Unvested at July 31, 2025	21,651,787	$0.79

There was approximately $2,382,000 and $240,000 of total recognized compensation cost related to RSUs for the three months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, there was approximately $10,524,000 of unrecognized compensation cost remaining related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of 1.4 years.

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

The following tables sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (amounts in thousands):

Fair Value
Derivative liability - issuance	$699
Change due to conversion of notes	(129)
Derivative liability - July 31, 2025	$570

	Level	July 31, 2025	July 31, 2024
Derivative liability	3	$570	$–

The derivative liability related to our convertible notes (refer to Note 13 for further discussion) was determined using inputs including the Company’s common stock price, the volume-weighted average price of the Company’s common stock upon conversion, and the probability of conversion methodology based on historical experience and the likelihood of attaining certain common stock share price levels. There were no financial instruments that were measured at fair value on a recurring basis as of July 31, 2024. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during either of the three and three months ended July 31, 2025 and 2024, respectively.

(13) Equity

At-the-Market Offering Agreement

On March 21, 2024, the Company entered into an At-the-Market Offering Agreement with an aggregate offering price of up to $7.0 million (the “2023 ATM Facility”). On August 30, 2024 the aggregate offering price under the 2023 ATM Facility was increased to approximately $16.0 million. It was then reduced to approximately $2.9 million in September 2024 and increased again to approximately $60.0 million in December 2024. As of April 30, 2025, the Company had received proceeds of approximately $17.7 million under this facility and an additional $0.3 million between April 30, 2025 and July 31, 2025. This agreement was terminated effective August 8, 2025.

On August 8, 2025, the Company entered into an At Market Issuance Sales Agreement with Ladenburg Thalmann &Co. Inc., under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $40.0 million. The shares will be offered pursuant to the Company’s shelf registration statement on Form S-3, including the related prospectus supplement filed with the SEC on August 8, 2025.

Sales, if any, will be made in transactions deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, directly on or through the NYSE American or in negotiated transactions as otherwise permitted under the Sales Agreement. The Company is not obligated to sell any shares under the Ladenburg sales agreement and may suspend or terminate the offering at any time.

No shares were sold under the Ladenburg sales agreement during the three months ended July 31, 2025 and approximately $1.1 million has been raised through the date of this filing.

May 2025 Convertible Debt Issuance

In May 2025 we issued $10.0 million in aggregate principal amount of convertible notes with a 24-month maturity to new institutional investors with net proceeds of $9.7 million. The notes are convertible into shares of our common stock under specific terms outlined in the Securities Purchase Agreement and Indenture. This financing was aimed at providing us with additional liquidity, supporting the commercialization of our systems, and advancing our autonomous maritime solutions. The convertible debt structure offers the potential for conversion into equity, which may result in dilution to existing shareholders upon conversion.

The convertible debt has a conversion feature was determined to be an embedded derivative that requires bifurcation and separate accounting from the host instrument. At inception, the fair value of the derivative liability was approximately $699,000.

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

(14) Commitments and Contingencies

Litigation with Paragon Technologies, Inc.

On October 10, 2023, Paragon Technologies, Inc. filed a complaint in the Court of Chancery of the State of Delaware against the Company, and the members of its Board of Directors, claiming certain breaches of their fiduciary duties. The complaint sought only injunctive relief against the Company, and not monetary damages, and therefore the financial exposure derived therein was limited to applicable legal fees and costs at that stage, which was material to FY’ 24. The hearing on the initial complaint was held and on November 30, 2023, the Court ruled in favor of the Company and denied Paragon’s motion for injunctive relief. On February 28, 2024, the Company successfully finalized its 2023 annual meeting of stockholders in spite of Paragon’s repeated attempts to contest the meeting. In an August 12, 2024 Press Release and its Form 10-Q report for the second quarter of 2024, Paragon announced that it was no longer pursuing litigation against the Company. Pursuant to a Court order dated January 9, 2025, Paragon was required “to file a status report within 30 days. Otherwise, the case will be dismissed under Rule 41(e).” Because Paragon did not file a status report by February 10, 2025, the Company anticipates that the Court will dismiss the case, with prejudice, due to Paragon’s failure to prosecute.

Section 220 Demand

In February 2025, the Company received a shareholder demand under Section 220 of the General Corporation Law of the State of Delaware for inspection of certain books and records relating to prior equity grants made to officers and directors under the 2015 Plan in January 2023, February 2024 and January 2025. The Company has provided the Plaintiff documents fully responsive to the Demand. The Company is reviewing and considering the demand and engaging with counsel for the shareholder but has not recorded any material liability for these matters as of July 31, 2025 or April 30, 2025 as it cannot estimate the ultimate outcome at this time.

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

At July 31, 2025 the Company had no uncertain tax positions.  The Company does not expect any material increases or decreases in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating losses and credit carryforwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

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

Impact of the One Big Beautiful Act (“OBBBA”)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing various changes to U.S. federal income tax provisions, including modifications to bonus depreciation, interest expense limitations, research and development expense treatment, and international tax rules. Under Accounting Standards Codification (ASC) 740, the effects of changes in tax law are required to be recognized in the period that includes the enactment date.

The Company has evaluated the provisions of the OBBBA and determined that the enactment of the legislation did not have a material impact on its income tax provision, deferred tax assets or liabilities, or estimated annual effective tax rate for the quarter ended July 31, 2025. The Company will continue to monitor the potential future impacts of the OBBBA, including provisions that become effective in subsequent periods, and will reflect any material changes in its financial statements as appropriate.

(16) Operating Segments and Geographic Information

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the three months ended July 31, 2025 and 2024, respectively:

	Three month ended July 31,
	2025	2024
	(in thousands)
Revenue	$1,182	$1,301
Less:
Cost of sales	1,205	854
Product development costs	136	164
Employee-related costs	2,285	1,670
Professional, consulting and contractor fees	977	1,578
General and administrative costs	652	634
Facilities costs	379	378
Stock based compensation	2,399	259
Depreciation and amortization expense	227	237
Other expense (income)	—	(17)
Interest income	310	(3)
Net loss	$(7,388)	$(4,453)

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, the implementation on the new US Department of Governmental Efficiency (“DOGE”) and related DOGE federal governmental budget cuts and the potential that this affects the demand for, or restrict the use of, our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	our ability to do business with properly qualified customers that have good credit ratings and pay their obligation on a timely basis;
●	the ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2025, and in our subsequent reports under the Exchange Act. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis is set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2024 refers to the year ended April 30, 2025). References to “we,” “us,” “our”, and “OPT” refer to Ocean Power Technologies, Inc. and its subsidiaries, as applicable.

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

There have been no material changes to the Company’s business description from that disclosed in our Annual Report on Form 10-K for the year ended April 30, 2025, filed with the SEC on July 24, 2025, except as noted below.

During the quarter, we issued convertible notes to institutional investors, and increased our backlog. In addition, subsequent to quarter end on August 8, 2025 we executed a new ATM offering agreement with Ladenburg Thalmann & Co. Inc.

Recent Technological Advancements

In June 2025, OPT was awarded a new U.S. patent for its System and Method for Vehicle Charging, covering an autonomous offshore charging solution for electric and uncrewed surface vessels. This breakthrough allows vessels to safely find, dock, and recharge at sea without returning to port, removing a key barrier to persistent, long-duration maritime operations. The technology will integrate with OPT’s PowerBuoy® platform, enabling it to serve as both a power generation source and recharging hub for WAM-V® autonomous surface vehicles. The patent covers multiple innovations, including smart docking guidance, secure mooring, wired and wireless charging, and wave-powered energy generation. This strengthens OPT’s intellectual property portfolio and positions the Company to lead in delivering scalable, intelligent offshore infrastructure for defense, commercial, and scientific customers.

Liquidity

During the three months ended July 31, 2025, the Company incurred a net loss of approximately $7.4 million and used cash in operations of approximately $5.6 million. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation and deployment risks and integration of acquisitions.

The Company believes cash on hand and forecasted operating results will provide sufficient liquidity to meet its obligation for at least the next 12 months. In the event operating results are not sufficient the Company will need to seek additional financing. There can be no assurance that the Company will be able to raise additional capital on favorable terms, or at all, if needed.

At-the-Market Offering Program

On August 8, 2025, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. under which we may offer and sell, from time to time, shares of our common stock having an aggregate gross sales price of up to $40.0 million. As of the date of this filing, approximately $1.1 million has been raised under the Sales Agreement. We intend to use any net proceeds for general corporate purposes, including sales and marketing, product development, working capital, capital expenditures, repayment or refinancing of indebtedness, repurchases or redemptions of securities, and potential acquisitions.

This facility replaced our prior ATM program, which was terminated effective August 8, 2025.

Convertible Notes

In May 2025, we issued $10.0 million aggregate principal amount of convertible notes with a 24-month maturity, receiving net proceeds of $9.7 million. The notes are convertible into shares of our common stock under specified terms, and conversion could result in dilution to existing shareholders.

Backlog

As of July 31, 2025, backlog was $15.0 million, compared to $5.3 million at July 31, 2024. Backlog represents unfulfilled purchase orders and agreements with commercial and governmental customers. The Company expects to convert all current backlog within the next 12 to 36 months. The amount and timing of backlog conversion to revenue is subject to change.

We believe our existing cash, cash equivalents, and available capital under the ATM will be sufficient to meet our operating and capital requirements for at least the next 12 months.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended April 30, 2025.

Recently Issued Accounting Standards

In the interim period ended July 31, 2025, the following FASB issued Accounting Standards Updates (ASUs) that may be relevant to the Company’s operations and financial reporting. We are currently evaluating the potential impact of these ASUs and adopting them when applicable based on their effective dates.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of adopting this ASU 2023-09 on our consolidated financial statements and disclosures for the annual period ending April 30, 2026.

In November 2024, the FASB issued ASU No. 2024-3, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

Financial Operations Overview

The following describes certain line items in our Statements of Operations and some of the factors that affect our operating results.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the three and three months ended July 31, 2025 and 2024.

	Three months ended July 31,
Customer Location*	2025	2024

North America & South America	11%	95%
EMEA	89%	5%
Asia & Australia	<1%	—%
	100%	100%

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

The Company completed the process of winding down its Australian subsidiary during fiscal 2024 and its UK subsidiary during fiscal 2025. The unrealized gains or losses resulting from foreign currency balances translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. Foreign currency transaction gains and losses are recognized within our Consolidated Statements of Operations.

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

Three months ended July 31, 2025 compared to the three months ended July 31, 2024

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2025 and 2024.

	Three months ended July 31,
	2025	2024

Revenues	$1,182	$1,301
Cost of revenues	1,205	854
Gross margin	(23)	447

Operating expenses	7,055	4,920
Operating loss	(7,078)	(4,473)

Interest (expense) income, net	(310)	3
Other income , net	—	17
Loss before income taxes	(7,388)	(4,453)
Income tax benefit	—	—
Net loss	$(7,388)	(4,453)

Revenues

Revenues for the three months ended July 31, 2025 and 2024 were approximately $1.2 million and $1.3 million, respectively. The year-over-year decrease primarily related to the timing of deliveries on current year projects versus the prior year contracts of WAM-Vs.

Cost of revenues

Cost of revenues for the three months ended July 31, 2025 and 2024 increased to $1.2 million from $0.9 million, respectively. The year-over-year increase is related primarily to changes in product mix, with the current year’s quarterly revenue containing a larger amount of third-party equipment, which carry lower margins.

Operating expenses

Operating expenses for the three months ended July 31, 2025 and 2024 were $7.1 million and $4.9 million, respectively. The increase of approximately $2.2 million was primarily the result of the significant increases in stock based compensation during FY26.

Interest (expense)/income

Interest (expense)/income for the three months ended July 31, 2025 and 2024 was $(310,000) and $3,000, respectively, with the decrease primarily related to interest expenses associated with the May 2025 convertible notes.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $7.4 million and $4.5 million for the three months ended July 31, 2025 and 2024, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the three months ended July 31, 2025, net cash flows used in operating activities was $5.6 million, a reduction of cash used in operating activities of $0.5 million compared to net cash used in operating activities during the three months ended July 31, 2024 of $6.1 million. This primarily reflects an increase in non-cash expenses such as share-based compensation and an increase accounts payable, offset partially by increases in account receivable and inventory balances.

Net cash used in investing activities

Net cash used in investing activities during the three months ended July 31, 2025 was $1.5 million, compared to $0.4 million during the three months ended July 31, 2024, a change of $1.1 million. The net cash used in investing activities during the three months ended July 31, 2025 was due to the purchase of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2025 and July 31, 2024 was $10.2 million and $6.5 million, respectively. The current quarter activity was driven by the proceeds raised related to the issuance of the May 2025 convertible notes and the prior year quarter was related primarily to the issuance of common stock under the Company’s At the Market Offering Program discussed above under “Liquidity”.

Effect of exchange rates on cash and cash equivalents

There was no material effect of exchange rates on cash and cash equivalents during the three months ended July 31, 2025 and July 31, 2024.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of July 31, 2025, our year-to-date revenues were $1.2 million, our year-to-date net losses were $7.4 million, and our year-to-date net cash used in operating activities was $5.6 million.

We expect to continue to devote substantial resources to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, the implementation on the new US Department of Governmental Efficiency (“DOGE”) and related DOGE federal governmental budget cuts and the potential that this affects the demand for, or restrict the use of, our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	our ability to do business with properly qualified customers that have good credit ratings and pay their obligation on a timely basis;
●	the ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

Our business is capital intensive, and through July 31, 2025, we have been funding our business principally through sales of our securities. As of July 31, 2025, our cash and cash equivalents and long-term restricted cash balance was $10.0 million and we expect to fund our business with this amount and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents, and long-term restricted cash, inclusive of the August 2025 ATM, and future financing will be sufficient to fund its planned expenditures through September 2026.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2024, management identified material weaknesses in internal control over financial reporting related to control activities around stock-based compensation and risk assessment and design of controls related to inventory account balances and related disclosures. During fiscal year 2025, management implemented a series of remediation measures designed to address the identified material weakness. As previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2025, management has completed testing of the newly implemented and enhanced controls and has concluded that the material weakness has been fully remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2025 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as noted below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on July 24, 2025.

Our convertible notes have certain limitations on sales in this offering and our use of proceeds, which may limit our ability to use this offering to raise capital.

The convertible notes that we issued in May 2025 include certain limitation on the total dollars we can raise under our ATM program and also may require us to use the proceeds of the ATM program to pay down the principal and interest on those convertible notes. In addition, the investors in our December 2024 convertible note financing have certain rights of participation in our future financings. Any limitations which are imposed on our ability to utilize this “at the market offering” or require us to use the proceeds of the ATM program to pay down the notes rather than on our business could have an adverse effect on our results of operation. We could also be required to raise capital through other means and there is no assurance will be available on terms that are acceptable to us.

Any current or future indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to any indebtedness could adversely affect our liquidity and financial condition.

We issued $10.0 million in convertible notes to investors in May 2025 and have the option to issue up to an additional $15.0 million in convertible notes under the same investment agreement. Our debt level and the need to meet related covenants can have negative consequences. We may incur more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. The convertible notes also impose certain restrictions on us, including financial covenants and events of default. Upon an event of default, for example, the lenders can get an increased rate of return and force a redemption, which could adversely affect our liquidity and financial condition.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under our convertible notes.

Our ability to make payments of principal or to pay interest on or to refinance our convertible notes depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the convertible notes. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the convertible notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the convertible notes.

Provisions in our convertible notes may deter or prevent a business combination that may be favorable to you.

Under the terms of the convertible notes, we are prohibited from engaging in certain mergers or acquisitions unless, among other things, the surviving entity in certain circumstances assumes our obligations under the convertible notes. In addition, the terms of the convertible notes require us to offer to purchase the convertible notes for cash in the event of a change of control. A non-stock takeover of our company may trigger the requirement that we purchase the convertible notes. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

Our ability to raise capital under our ATM program may be limited and could result in substantial dilution to existing shareholders.

While our ATM program with Ladenburg provides us with flexibility to raise equity capital, our ability to do so will depend on market conditions, trading volume, investor demand, and compliance with applicable regulations. There is no assurance we will be able to sell any shares under the ATM, or that we will raise the full amount available. Any sales of common stock under the ATM could also dilute the ownership interest of existing shareholders, and such sales, or the perception that they may occur, could depress the market price of our stock.

Delays or difficulties in converting backlog into revenue could adversely affect our results of operations.

As of July 31, 2025, our backlog was $15.0 million, a significant increase compared to the prior year. While backlog represents business under contract that we expect to recognize as revenue, the timing of conversion is uncertain and may be delayed due to changes in customer schedules, contract modifications, regulatory approvals, or other factors beyond our control. If we are unable to convert backlog into revenue as anticipated, our results of operations and cash flows could be negatively affected.

Participation in international defense and security projects exposes us to heightened regulatory, political, and operational risks.

During fiscal 2025 and the first quarter of fiscal 2026, we increased our international sales and partnerships, including in the Middle East and Latin America. These markets can present unique risks, including complex export control requirements, compliance with the U.S. Foreign Corrupt Practices Act and similar laws, exposure to geopolitical instability, sudden changes in government procurement priorities, and logistical challenges in delivery and support. Any of these factors could result in contract delays, cancellations, increased costs, or reputational harm, all of which could have an adverse effect on our business, financial condition and results of operations.

Our results of operations and financial conditions may be adversely affected by the financial soundness of our customers, distributors, and suppliers.

Our operational results and financial condition are closely linked to the financial health of our customers, distributors, and suppliers. If any of these parties experience a deterioration in their financial performance or encounter difficulties with scheduled payments or credit, it could have several adverse effects on our business.

For instance, if our customers are unable to pay or delay payment on accounts receivable, this would negatively impact our cash flow. Similarly, if our suppliers face financial challenges, they may restrict credit, impose more stringent payment terms, reduce or cease production of essential components, or even stop operations entirely. Such disruptions could directly affect our ability to procure necessary materials and maintain consistent product supply. The combined effect of these potential challenges could significantly influence our business, financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 6. EXHIBIT INDEX

10.1		Form of Amended and Restated Common Stock Purchase Agreement, dated as of September 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2024.

10.2		Form of Securities Purchase Agreement, dated as of September 13, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2024).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – July 31, 2025 (unaudited) and April 30, 2025, (ii) Consolidated Statements of Operations (unaudited) – three and three months ended July 31, 2025 and 2023, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and three months ended July 31, 2025 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and three months ended July 31, 2025 and 2023 (v) Consolidated Statements of Cash Flows (unaudited) –three months ended July 31, 2025 and 2023, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	##	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.

(Registrant)

Date: September 15, 2025		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: September 15, 2025		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

