Form 10-Q
period 2025-10-31
Ocean Power Technologies, Inc.
filed 2025-12-15
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2025

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

As of December 12, 2025, the number of outstanding shares of common stock of the registrant was 194,959,935.

OCEAN POWER TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	October 31, 2025	April 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,659	$6,715
Accounts receivable, net	1,100	1,191
Contract assets	752	1,088
Inventory	4,694	4,222
Other current assets	722	400
Total current assets	18,927	13,616
Property and equipment, net	5,863	3,444
Intangibles, net	3,423	3,490
Right-of-use assets, net	2,414	1,552
Restricted cash, long-term	154	154
Goodwill	8,537	8,537
Total assets	$39,318	$30,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,436	$568
Earnout payable	200	300
Convertible notes payable (Note 13)	10,251	—
Derivative liability (Note 13)	881	—
Accrued expenses	1,318	1,271
Right-of-use liabilities, current portion	1,140	1,150
Contract liabilities	135	—
Total current liabilities	15,361	3,289
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	1,455	649
Total liabilities	17,019	4,141
Commitments and contingencies (Note 14)	-
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding; 100,000 designated as Series A	—	—
Common stock, $0.001 par value; authorized 300,000,000 shares, issued 189,777,289 shares and 189,050,563 shares respectively; outstanding 188,989,809 shares and 171,263,086 shares, respectively	190	172
Treasury stock, at cost; 787,477 and 787,477 shares, respectively	(1,018)	(1,018)
Additional paid-in capital	370,429	356,588
Accumulated deficit	(347,302)	(329,090)
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	22,299	26,652
Total liabilities and shareholders’ equity	$39,318	$30,793

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2025	2024	2025	2024

Revenues	$424	$2,418	$1,606	$3,719
Cost of revenues	1,804	1,623	3,009	2,477
Gross margin	(1,380)	795	(1,403)	1,242

Operating expenses	8,743	4,710	15,798	9,630
Operating loss	(10,123)	(3,915)	(17,201)	(8,388)

Interest income/(expense), net	(564)	3	(873)	7
Other income/(expense)	(128)	—	(128)	17
Foreign exchange gain	(10)	(1)	(10)	(1)
Loss before income taxes	(10,825)	(3,913)	(18,212)	(8,365)
Income tax benefit	—	—	—	—
Net loss	(10,825)	(3,913)	(18,212)	(8,365)
Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.10)	$(0.09)
Weighted average shares used to compute basic and diluted net loss per common share	183,559,304	108,396,875	178,264,234	95,173,938

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Six Months Ended October 31, 2025
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2025	172,050,563	$172	(787,477)	$(1,018)	$356,588	$(329,090)	$—	26,652
Net loss	—	—	—	—	—	(18,212)	—	(18,212)
Share-based compensation	—	—	—	—	5,191	—	—	5,191
Common stock issued upon vesting of restricted stock units	44,000	—	—	—	—	—	—	—
Issuance of common stock – At The Market Offering, net of issuance costs	5,624,202	6	—	—	2,948	—	—	2,954
Issuance of common stock - Convertible Debt, net of issuance costs	12,058,552	12	—	—	5,702	—	—	5,714
Balances at October 31, 2025	189,777,377	$190	(787,477)	$(1,018)	$370,429	$(347,302)	$—	$22,299

	Six Months Ended October 31, 2024
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2024	61,352,731	$61	(88,017)	$(369)	$327,276	$(307,579)	$(45)	19,344
Net loss	—	—	—	—	—	(8,365)	—	(8,365)
Share-based compensation	—	—	—	—	551	—	—	551
Common stock issued related to bonus and earnout payments	2,864,808	3	—	—	627	—	—	630
Common stock issued upon vesting of restricted shares	10,000	—	—	—	—	—	—	—
Issuance of common stock – AGP At The Market Offering, net of issuance costs	39,009,937	39	—	—	7,469	—	—	7,508
Issuance of common stock – Capital Raise, net of issuance costs	21,446,079	22	—	—	2,429	—	—	2,451
Balances at October 31, 2024	124,683,555	$125	(88,017)	$(369)	$338,352	$(315,944)	$(45)	$22,119

	Three Months Ended October 31, 2025
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at August 1, 2025	178,312,252	$178	(787,477)	$(1,018)	$361,508	$(336,477)	$—	24,191
Net loss	—	—	—	—	—	(10,825)	—	(10,825)
Share-based compensation	—	—	—	—	2,792	—	—	2,792
Common stock issued upon vesting of restricted stock units	44,000	—	—	—	—	—	—	—
Issuance of common stock –At The Market Offering, net of issuance costs	4,929,253	5	—	—	2,611	—	—	2,616
Issuance of common stock - Convertible Debt, net of issuance costs	6,491,872	7	—	—	3,518	—	—	3,525
Balances at October 31, 2025	189,777,377	$190	(787,477)	$(1,018)	$370,429	$(347,302)	$—	$22,299

	Three Months Ended October 31, 2024
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at August 1, 2024	95,661,806	$96	(88,017)	$(369)	$334,659	$(312,031)	$(45)	22,310
Net loss	—	—	—	—	—	(3,913)	—	(3,913)
Share-based compensation	—	—	—	—	292	—	—	292
Common stock issued related to bonus and earnout payments	—	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted shares	10,000	—	—	—	—	—	—	—
Issuance of common stock – AGP At The Market Offering, net of issuance costs	7,565,670	7	—	—	972	—	—	979
Issuance of common stock – Capital Raise, net of issuance costs	21,446,079	22	—	—	2,429	—	—	2,451
Balances at October 31, 2024	124,683,555	$125	(88,017)	$(369)	$338,352	$(315,944)	$(45)	$22,119

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Six months ended October 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(18,212)	$(8,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	398	456
Foreign exchange loss	-	(1)
Loss on disposal of property and equipment	-	111
Amortization of intangible assets	66	66
Amortization of right of use asset	414	418
Share-based compensation	5,191	551
Changes in operating assets and liabilities:
Accounts receivable	91	(989)
Contract assets	336	(68)
Inventory	(1,571)	(231)
Other assets	(322)	1,064
Accounts payable	871	(3,015)
Earnout payable	(100)	(100)
Accrued expenses	47	(359)
Right-of-use liabilities	(480)	(245)
Contract liabilities	135	(183)
Net cash used in operating activities	$(13,136)	$(10,890)
Cash flows from investing activities:
Purchases of property and equipment	(1,719)	(128)
Net cash used in investing activities	$(1,719)	$(128)
Cash flows from financing activities:
Proceeds from convertible notes	$16,845	—
Proceeds from issuance of common stock - Capital Raise, net of issuance costs	—	2,451
Proceeds from issuance of common stock - At The Market offering, net of issuance costs	2,954	$7,508
Net cash provided by financing activities	$19,799	$9,959
Net increase/(decrease) in cash, cash equivalents and restricted cash	$4,944	$(1,059)
Cash, cash equivalents and restricted cash, beginning of period	$6,869	$3,305
Cash, cash equivalents and restricted cash, end of period	$11,813	$2,246

Supplemental disclosure of noncash investing and financing activities:
Common stock issued related to bonus and earnout payments	$—	$630
Common stock issued related to conversion of convertible debt	5,775	—
Operating right of use asset obtained in exchange for operating lease liability	1,276	—

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

(c) Liquidity

During the six months ended October 31, 2025, the Company incurred a net loss of approximately $18.2 million and used cash in operations of approximately $13.1 million. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation and deployment risks and integration of acquisitions.

The Company believes cash on hand and forecasted operating results will provide sufficient liquidity to meet its obligation for at least the next 12 months. Convertible debt is expected to be repaid through the issuance of common stock. Subsequent to quarter end and through the date of this filing approximately $0.5 million of the convertible debt has been repaid, entirely through the issuance of common shares. In the event operating results are not sufficient the Company will need to seek additional financing. There can be no assurance that the Company will be able to raise additional capital on favorable terms, or at all, if needed.

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

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make several estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, share-based compensation based on the likelihood of meeting performance obligations, over time revenue recognition, valuation consideration related to business combinations, including contingent consideration based on actual and projected revenues, in addition to discount rates and present values, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account. The Company had cash and cash equivalents of approximately $11.7 million and $6.9 million as of October 31, 2025 and April 30, 2025, respectively.

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

	October 31, 2025	April 30, 2025
	(in thousands)
Cash and cash equivalents	$11,659	$6,715
Restricted cash- long term	154	154
Cash, cash equivalents, restricted cash and restricted cash equivalents	$11,813	$6,869

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

(e) Accounts Receivable

Accounts receivable are stated at the net amount expected to be collected. Amounts are usually due between 30 and 90 days after the invoice issuance. The Company is exposed to credit losses primarily on accounts receivable and contract assets related to sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. During the six months ended October 31, 2025, the Company increased its allowance for credit losses primarily in connection with a specific customer whose outstanding balance exhibited extended aging and increased collection uncertainty. As a result of this customer-specific evaluation, the allowance for credit losses was approximately $560,000 at October 31, 2025, compared to $100,000 at April 30, 2025. Expected credit losses are written off in the period in which the underlying financial assets are determined to be uncollectible.

The Company grants credit to its customers, generally, without collateral, under normal payment. Generally, invoicing occurs after the services are performed or control of the product has transferred to the customer. Accounts receivable represent an unconditional right to consideration arising from the Company’s performance under contracts with customers.

(f) Property and Equipment, net

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three 3to ten years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Property and equipment is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and cash equivalents. The Company believes that its credit risk is limited because the Company’s current contracts are with entities with a reliable payment history. The Company performs a credit evaluation of new customers prior to extending credit terms and monitors existing customers for changes in credit quality. The Company invests its excess cash in a money market fund and does not believe that it is exposed to any significant risks related to its cash accounts or money market funds.

For each of the six months ended October 31, 2025 and 2024, the Company had five and four customers, respectively, whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 87% and 72% of the Company’s total revenues for the respective periods. For the three months ended October 31, 2025 and 2024, the Company had four and six customers, respectively, whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 82% and 92% of the Company’s total revenues for the respective periods.

As of October 31, 2025 and 2024, the Company had four and four customers, respectively, whose total receivable balance accounted for at least 10% of the Company’s consolidated receivables. These receivables accounted for approximately 92% and 98% of the Company’s total receivables for the respective periods.

As of October 31, 2025, one commercial customer represented about 22% of our accounts receivable balance. As part of that contract, we granted extended payment terms that are not typical for the Company, which increases our credit exposure. We continue to monitor this receivable closely, and while we have not recorded an allowance because we believe collectability is probable, we acknowledge that these terms carry additional risk if the customer’s financial condition changes. In addition, we have fully reserved one other receivable balance from one customer that represented 22% of the total gross accounts receivable balance, recognizing a loss of $373,000 for the quarter.

(i) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the six months ended October 31, 2025 and 2024 was approximately $5.2 million and $0.6 million, respectively. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended October 31, 2025 and 2024 was approximately $2.8 million and $0.3 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation as they occur.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of October 31, 2025 or 2024. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control (e.g., upon shipment, upon delivery, as services are rendered, or upon completion of service), including when performance obligations are satisfied in a bill-and-hold arrangement. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. For the quarter ended October 31, 2025 the Company recorded one-time losses associated with two contracts in strategically important markets. The expenses associated with these projects are now substantially complete, although they will continue to generate revenue over the next several months. Importantly, our core programs and commercial pipeline continue to demonstrate improving margin quality and operating leverage. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the six month period ended October 31, 2025, the Company recognized approximately $1.3 million in revenue related to performance obligations satisfied at a point in time and approximately $0.3 million in revenue related to performance obligations satisfied over time. During the six month period ended October 31, 2024, the Company recognized approximately $3.6 million in revenue related to performance obligations satisfied at a point in time and approximately $0.1 million in revenue related to performance obligations satisfied over time. During the three month period ended October 31, 2025, the Company recognized approximately $0.3 million in revenue related to performance obligations satisfied at a point in time and approximately $0.1 million in revenue related to performance obligations satisfied over time. During the three month period ended October 31, 2024, the Company recognized approximately $2.3 million in revenue related to performance obligations satisfied at a point in time and approximately $0.1 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For each of the three month periods ended October 31, 2025 and 2024, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

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

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The table below represents the total revenue recognized under ASC 606 and ASC 842 for the three and six months ended October 31, 2025 and 2024.

	Three months ended October 31, 2025			Three months ended October 31, 2024
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$101	$68	$169	$2,182	$65	$2,247
Buoy	255	—	255	171	—	171
Services	—	—	—	—	—	—
Total	$356	$68	$424	$2,353	$65	$2,418

Region:
North and South America	$137	$—	$137	$1,491	$—	$1,491
EMEA	43	68	111	860	65	925
Asia and Australia	176	—	176	2	—	2
Total	$356	$68	$424	$2,353	$65	$2,418

	Six months ended October 31, 2025			Six months ended October 31, 2024
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$1,139	$135	$1,274	$3,416	$132	$3,548
Buoy	321	—	321	171	—	171
Services	11	—	11	—	—	—
Total	$1,471	$135	$1,606	$3,587	$132	$3,719

Region:
North and South America	$272	$—	$272	$2,720	$—	$2,720
Europe	1,022	135	1,157	865	132	997
Asia and Australia	177	—	177	2	—	2
Total	$1,471	$135	$1,606	$3,587	$132	$3,719

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

In computing diluted net loss per common share on the Consolidated Statement of Operations, options to purchase shares of common stock and unvested RSUs issued to employees and non-employee directors, totaling 21,654,735 and 6,080,010 for the six months ended October 31, 2025 and 2024, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the periods. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

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

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There were no indications of potential impairment of intangible assets for either the six months ended October 31, 2025 or 2024.

(m) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. Management performed its annual qualitative assessment in fiscal year 2025 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2025. There were no indications of potential impairment of goodwill identified for the six months ended October 31, 2025 and 2024. When the Company uses a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual revenue growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine the fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded.

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

(o) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. For each of the six months ended October 31, 2025 and 2024, there were no amounts recorded to other comprehensive loss due to limited foreign operations.

(p) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. Warranty expense incurred to date has not been material.

(q) Product Development

Costs related to product development activities by the Company are expensed as incurred. The Company had approximately $0.4 million and $0.7 million in product development expense for the six months ended October 31, 2025 and 2024, respectively. The Company had approximately $0.3 million and $0.6 million in product development expense for the three months ended October 31, 2025 and 2024, respectively.

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

(s) Recently Issued Accounting Standards

In recent periods, the FASB issued certain Accounting Standards Updates (ASUs) that may be relevant to the Company’s operations and financial reporting. We are currently evaluating the potential impact of these ASUs and adopting them when applicable based on their effective dates.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes certain aspects of the accounting for, and disclosure of, internal-use software costs. The ASU removes all references to software development project stages so that the guidance is neutral to different software development methods and clarifies the threshold entities apply to begin capitalizing costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

(3) Accounts Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	October 31, 2025	April 30, 2025	April 30, 2024
	(in thousands)
Accounts receivable	$1,100	$1,191	$796
Contract assets	$752	$1,088	$18
Contract liabilities	$135	$—	$302

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The decrease in contract assets from year end is primarily a result of being able to contractually bill on active projects for which revenue was recognized in the prior period but was not yet been billed as of the beginning of the period. No impairments to contract assets were incurred during the six months ended October 31, 2025 and 2024.

Significant changes in the contract assets balances during the period were as follows:

	Six months ended October 31, 2025	Six months ended October 31, 2024
	(in thousands)
Transferred to receivables from contract assets recognized	$(853)	$(583)
Revenue recognized and not billed	517	651
Net change in contract assets	$(336)	$68

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities from year end is primarily due to collecting payments for jobs we cannot contractually recognize revenue on the current year.

Significant changes in the contract liabilities balances during the period are as follows:

	Six months ended October 31, 2025	Six months ended October 31, 2024
	(in thousands)
Revenue recognized	$(115)	$(1,515)
Payments collected for which revenue has not been recognized	250	1,332
Net change in contract liabilities	$135	$(183)

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	October 31, 2025	April 30, 2025
	(in thousands)
Raw Materials	$4,101	$3,586
Work in Process	593	636
Finished Products	—	—
Inventory	$4,694	$4,222

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

(5) Other Current Assets

Other current assets consisted of the following at October 31, 2025 and April 30, 2025:

	October 31, 2025	April 30, 2025
	(in thousands)
Prepaid insurance	$232	$80
Prepaid software & licenses	157	68
Prepaid sales & marketing	79	90
Prepaid project costs	131	36
Prepaid expenses- other	123	126
	$722	$400

(6) Property and Equipment, net

The components of property and equipment, net as of October 31, 2025 and April 30, 2025 consisted of the following:

	October 31, 2025	April 30, 2025
	(in thousands)
Equipment	$2,186	$1,569
Computer equipment & software	629	620
Office furniture & equipment	425	425
Leasehold improvements	683	683
Leased WAM-V’s	2,240	1,735
Leased Buoys	2,634	949
	8,797	5,981
Less: accumulated depreciation	(2,934)	(2,537)
	$5,863	$3,444

Leased WAM-V’s and buoys represent fixed assets that are associated with underlying operating leases with customers or for customer demonstration as discussed in the revenue recognition section related to ASC 842.

Depreciation expense was approximately $398,000 and $456,000 for the six-month periods ended October 31, 2025 and 2024, respectively. Depreciation expense was approximately $204,000 and $252,000 for the three-month periods ended October 31, 2025 and 2024, respectively.

(7) Intangible Assets

The components of intangible assets, net as of October 31, 2025 and April 30, 2025 consisted of the following:

	October 31, 2025	April 30, 2025
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
	5,498	5,498
Accumulated amortization	(2,075)	(2,008)
	$3,423	$3,490

Amortization expense was approximately $66,000 and $66,000 for the six-month periods ended October 31, 2025 and 2024, respectively. Amortization expense was approximately $32,000 and $33,000 for the three-month periods ended October 31, 2025 and 2024, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to, or any impairment of, goodwill during the three- or six-month periods ended October 31, 2025 and 2024.

(9) Leases

Lessor Information

As of October 31, 2025 and April 30, 2025, the Company had four WAM-V’s leased to customers which have been classified as operating leases per accounting guidance contained within ASC Topic 842, “Leases”, respectively. The remaining term on these operating leases is less than 2 years.

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

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. In August 2025, the Company extended the lease for its main headquarters in Monroe, NJ to October 31, 2027 and it was executed and recorded as an additional right of use asset and liability. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities – current, and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

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

Variable lease expenses, if any, are recorded as incurred. The operating lease cash flow payments for the six months ended October 31, 2025 and 2024 were $565,000 and $365,000, respectively. The operating lease cash flow payments for the three months ended October 31, 2025 and 2024 were $298,000 and $182,000, respectively.

The components of lease expense which are included in our operating expenses in the Consolidated Statement of Operations for the three and six months ended October 31, 2025 and 2024 were as follows:

	Three months ended October 31,		Six months ended October 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost	$298	$260	$565	$521
Short-term lease cost	—	8	—	16
Total lease cost	$298	$268	$565	$537

Information related to the Company’s right-of use assets and lease liabilities as of October 31, 2025 was as follows:

Schedule of Right-of use Assets and Lease Liabilities

October 31, 2025
(in thousands)
Operating lease:
Operating right-of-use assets, net	$2,414

Right-of-use liabilities- current	$1,140
Right-of-use liabilities- long term	1,455
Total lease liabilities	$2,595

Weighted average remaining lease term- operating leases	2.21 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

October 31, 2025
(in thousands)
Remainder of fiscal year 2026	$653
2027	1,317
2028	821
2029	28
2030	—
thereafter	—
Total future minimum lease payments	$2,819
Less imputed interest	(224)
Total	$2,595

(10) Accrued Expenses

Accrued expenses consisted of the following at October 31, 2025 and April 30, 2025:

	October 31, 2025	April 30, 2025
	(in thousands)
Employee incentive payments	$888	$759
Accrued salary and benefits	180	417
Professional fees	35	—
Accrued project costs	19	—
Accrued interest expense	84	—
Other	112	95
	$1,318	$1,271

(11) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. Most recently in January 2025, the shareholders approved an amendment and restatement of the 2015 Plan to, among other things, provide an aggregate increase to the 2015 Plan of 20,000,000 shares resulting in total shares authorized for issuance of 27,282,036 as of October 31, 2025, based on 7,282,036 available before the amendment. The 2015 Plan will now terminate in January 2035, but is subject to earlier termination as provided in the 2015 Plan.

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

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the six months ended October 31, 2025 and 2024, respectively.

A summary of stock options under the stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2025	483,342	$2.59	6.3
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(73,134)	$0.68
Outstanding as of October 31, 2025	410,208	$1.80	6.2
Exercisable as of October 31, 2025	354,255	$1.98	6.0

As of October 31, 2025, the total intrinsic value of outstanding and exercisable options was approximately zero. As of October 31, 2025, approximately 56,000 options were unvested, which had an intrinsic value of zero and a weighted average remaining contractual term of 7.2 years. There was approximately $17,000 and $26,000 of total recognized compensation cost related to stock options during each of the six months ended October 31, 2025 and 2024, respectively. There was approximately $8,000 and $7,000 of total recognized compensation cost related to stock options during each of the three months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, there was approximately $8,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.2 years.

Performance Stock Units

A summary of performance stock units (“PSUs”) under our Stock Incentive Plans is detailed in the following table.

	Number of Shares	Weighted Average Price per Share
Outstanding at April 30, 2025	—	$—
Granted	150,000	$0.56
Vested and issued	—	$—
Cancelled/forfeited	—	$—
Unvested at October 31, 2025	150,000	$0.56

There was approximately $24,000 and zero of total recognized compensation cost related to PSUs for the six months ended October 31, 2025 and 2024, respectively. There was approximately $16,000 and zero of total recognized compensation cost related to PSUs for the three months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, there was approximately $60,000 of unrecognized compensation cost remaining related to unvested PSUs. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

Compensation expense for RSUs is generally recorded based on the market value on the date of grant and recognized ratably over the associated service and performance period. During the six months ended October 31, 2025 and 2024, the Company granted approximately 631,000 and zero shares, respectively, that were subject to both service-based and market-based vesting requirements.

A summary of unvested RSU’s under the Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2025	22.461,633	$0.79
Granted	630,870	$0.55
Vested and issued	(44,000)	$—
Cancelled/forfeited	(1,953,976)	$0.74
Unvested at October 31, 2025	21,094,527	$0.79

There was approximately $5,150,000 and $525,000 of total recognized compensation cost related to RSUs for the six months ended October 31, 2025 and 2024, respectively. There was approximately $2,768,000 and $285,000 of total recognized compensation cost related to RSUs for the three months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, there was approximately $7,384,000 of unrecognized compensation cost remaining related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of 1.6 years.

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

The following tables sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (amounts in thousands):

Fair Value
Derivative liability – May issuance	$699
Change due to conversion of notes	(129)
Derivative liability - July 31, 2025	570
Derivative liability – October issuance	489
Change due to conversion of notes	(178)
Derivative liability - October 31, 2025	$881

	Level	October 31, 2025	April 30, 2025
Derivative liability	3	$881	$—

The derivative liability related to our convertible notes (refer to Note 13 for further discussion) was determined using inputs including the Company’s common stock price, the volume-weighted average price of the Company’s common stock upon conversion, and the probability of conversion methodology based on historical experience and the likelihood of attaining certain common stock share price levels. There were no financial instruments that were measured at fair value on a recurring basis as of October 31, 2024. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during either of the three and six months ended October 31, 2025 and 2024, respectively.

(13) Equity

At-the-Market Offering Agreement

On March 21, 2024, the Company entered into an At-the-Market Offering Agreement with an aggregate offering price of up to $7.0 million (the “2023 ATM Facility”). On August 30, 2024 the aggregate offering price under the 2023 ATM Facility was increased to approximately $16.0 million. It was then reduced to approximately $2.9 million in September 2024 and increased again to approximately $60.0 million in December 2024. The Company received proceeds of approximately $18.0 million under this facility prior to termination of the facility effective August 8, 2025.

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

A total of 4,929,253 shares were sold under the Ladenburg sales agreement during the three and six months ended October 31, 2025 totaling proceeds of $2.7 million.

Convertible Debt Issuance

In May 2025 we issued $10.0 million in aggregate principal amount (0% interest rate) of convertible notes with a 24-month maturity to new institutional investors with net proceeds of $9.7 million. The notes are convertible into shares of our common stock under specific terms outlined in the Securities Purchase Agreement and Indenture. This financing was aimed at providing us with additional liquidity, supporting the commercialization of our systems, and advancing our autonomous maritime solutions. The convertible debt structure offers the potential for conversion into equity, which may result in dilution to existing shareholders upon conversion. On October 7, 2025, we issued and sold to the investors $6.5 million of additional notes. We can draw an additional $8.5 million of notes under the purchase agreement. Principal and interest conversion during the three and six months ended October 31, 2025 was approximately $2.0 million and $5.2 million, respectively.

The convertible debt has a conversion feature was determined to be an embedded derivative that requires bifurcation and separate accounting from the host instrument. At inception, the fair value of the derivative liability was approximately $699,000 for the May issuance and $489,000 for the October issuance.

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

Section 220 Demand

In February 2025, the Company received a shareholder demand under Section 220 of the General Corporation Law of the State of Delaware (“the 220 Demand”) for inspection of certain books and records relating to prior equity grants made to officers and directors under the 2015 Plan in January 2023, February 2024 and January 2025 (the “Prior Equity Grants”). The Company subsequently provided the plaintiff documents fully responsive to the 220 Demand, which evidenced: (a) that the Company and its Board of Directors acted in good faith and consistent with its fiduciary duties regarding the Prior Equity Grants; and (b) due to administrative errors, however, certain of the January 2023 and February 2024 grants to officers were made in excess of 2015 Plan limits (the “Excess Grants”).

With the foregoing in mind, in October 2025, the Company and the shareholder agreed to settle the 220 Demand on the following terms:

1.	The Company agreed to rescind the Excess Grants, without prejudice to potential future grants to the impacted officers;
2.	The Company agreed (a) subject to certain exceptions, to maintain January 2025 aggregate compensation levels for its Board of Directors through the Company’s Fiscal Year 2026 Annual Meeting of Stockholders, expected to be held in or around January 2027; and (b) to have a third party compensation consultant review and issue a report regarding the Board’s compensation levels relative to the competitive market and a custom peer group of companies (the results of which have been disclosed in the Company’s Proxy Statement for the Fiscal Year 2025 Annual Meeting of Stockholders); and
3.	The Company paid a non-material monetary settlement to the shareholder.

The aforementioned settlement has not had, and is not anticipated to have, any material impact on the Company or its current or future results of operations and financial position.

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

At October 31, 2025 the Company had no uncertain tax positions. The Company does not expect any material increases or decreases in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating losses and credit carryforwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

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

The Company has evaluated the provisions of the OBBBA and determined that the enactment of the legislation did not have a material impact on its income tax provision, deferred tax assets or liabilities, or estimated annual effective tax rate for the quarter ended October 31, 2025. The Company will continue to monitor the potential future impacts of the OBBBA, including provisions that become effective in subsequent periods, and will reflect any material changes in its financial statements as appropriate.

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the three and six months ended October 31, 2025 and 2024, respectively:

	Three month ended October 31,
	2025	2024
	(in thousands)
Revenue	$424	$2,418
Less:
Cost of sales	1,804	1,623
Product development costs	286	556
Employee-related costs	2,397	1,959
Professional, consulting and contractor fees	1,478	706
General and administrative costs	674	518
Facilities costs	419	394
Share-based compensation	2,792	292
Depreciation and amortization expense	237	285
Other expense (income)	138	1
Interest (income)/expense, net	564	(3)
Credit loss expense	460	—
Net loss	$(10,825)	$(3,913)

	Six month ended October 31,
	2025	2024
	(in thousands)
Revenue	$1,606	$3,719
Less:
Cost of sales	3,009	2,477
Product development costs	422	720
Employee-related costs	4,682	3,629
Professional, consulting and contractor fees	2,455	2,283
General and administrative costs	1,326	1,152
Facilities costs	798	773
Share-based compensation	5,191	551
Depreciation and amortization expense	464	522
Other expense (income)	138	(16)
Interest income	873	(7)
Credit loss expense	460	—
Net loss	$(18,212)	$(8,365)

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	our ability to do business with properly qualified customers that have good credit ratings and pay their obligation on a timely basis;
●	the ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis is set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2025 refers to the year ended April 30, 2025). References to “we,” “us,” “our”, and “OPT” refer to Ocean Power Technologies, Inc. and its subsidiaries, as applicable.

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

There have been no material changes to the Company’s business description from that disclosed in our Annual Report on Form 10-K for the year ended April 30, 2025, filed with the SEC on July 24, 2025, and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, filed with the SEC on September 15, 2025, except as noted below.

During the quarter and as described in more detail below, we issued an additional $6.5 million of convertible notes to institutional investors, and increased our backlog from comparable prior year period.

Liquidity

During the six months ended October 31, 2025, the Company incurred a net loss of approximately $18.2 million and used cash in operations of approximately $13.1 million. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation and deployment risks and integration of acquisitions.

The Company believes cash on hand and forecasted operating results will provide sufficient liquidity to meet its obligation for at least the next 12 months. Convertible debt is expected to be repaid through the issuance of common stock. Subsequent to quarter end and through the date of this filing approximately $0.5 million of the convertible debt has been repaid, entirely through the issuance of common shares. In the event operating results are not sufficient the Company will need to seek additional financing. There can be no assurance that the Company will be able to raise additional capital on favorable terms, or at all, if needed.

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

Convertible Notes

In May 2025, we issued $10.0 million aggregate principal amount of convertible notes with a 24-month maturity, receiving net proceeds of $9.7 million. The notes are convertible into shares of our common stock under specified terms, and conversion could result in dilution to existing shareholders. On October 7, 2025, the Company issued and sold to the investors $6.5 million of additional notes. There are $8.5 million of additional notes available under the purchase agreement with the investors.

Backlog

As of October 31, 2025, backlog was $15.0 million, compared to $3.8 million at October 31, 2024. Backlog represents unfulfilled purchase orders and agreements with commercial and governmental customers. The Company expects to convert all current backlog within the next 12 to 36 months. The amount and timing of backlog conversion to revenue is subject to change.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended April 30, 2025.

Recently Issued Accounting Standards

In recent periods, the FASB issued certain Accounting Standards Updates (ASUs) that may be relevant to the Company’s operations and financial reporting. We are currently evaluating the potential impact of these ASUs and adopting them when applicable based on their effective dates.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes certain aspects of the accounting for, and disclosure of, internal-use software costs. The ASU removes all references to software development project stages so that the guidance is neutral to different software development methods and clarifies the threshold entities apply to begin capitalizing costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

Financial Operations Overview

The following describes certain line items in our Statements of Operations and some of the factors that affect our operating results.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the three and three months ended October 31, 2025 and 2024.

	Three months ended October 31,		Six months ended October 31,
Customer Location*	2025	2024	2025	2024

North America & South America	32%	73%	17%	61%
EMEA	26%	26%	72%	38%
Asia & Australia	42%	1%	11%	1%
	100%	100%	100%	100%

* For U.S. Government contracts, the revenue is classified as North American however, location of operations may differ.

Cost of revenue

Our cost of revenue consists primarily of subcontracts, incurred materials, labor and manufacturing overhead expenses, such as engineering expenses, equipment depreciation, maintenance, and facility related expenses, and includes the cost of equipment to customize the PowerBuoy®, WAM-V® and our other products supplied by third-party suppliers. Cost of revenue also includes PowerBuoy® and other product system delivery and deployment expenses and may include losses recorded at the time a loss is forecasted to be incurred on a contract.

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

Three months ended October 31, 2025 compared to the three months ended October 31, 2024

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended October 31, 2025 and 2024.

	Three months ended October 31,
	2025	2024

Revenues	$424	$2,418
Cost of revenues	1,804	1,623
Gross margin	(1,380)	795

Operating expenses	8,743	4,710
Operating loss	(10,123)	(3,915)

Interest (expense) income, net	(564)	3
Other income (expense), net	(128)	—
Foreign exchange gain	(10)	(1)
Loss before income taxes	(10,825)	(3,913)
Income tax benefit	—	—
Net loss	$(10,825)	(3,913)

Revenues

Revenues for the three months ended October 31, 2025 and 2024 were approximately $0.4 million and $2.4 million, respectively. The year-over-year decline in revenue was largely driven by timing impacts associated with the U.S. federal government shutdown. These disruptions shifted a number of OPT deliverables and development activities into subsequent quarters, which reduced our revenue.

Cost of revenues

Cost of revenues for the three months ended October 31, 2025 and 2024 increased to $1.8 million from $1.6 million, respectively. The year-over-year increase is related primarily to full recognition of losses associated with contracts in strategically important markets. The expenses associated with these projects are now substantially complete, although they will continue to generate revenue over the next several months. Importantly, our core programs and commercial pipeline continue to demonstrate improving margin quality and operating leverage.

Operating expenses

Operating expenses for the three months ended October 31, 2025 and 2024 were $8.7 million and $4.7 million, respectively. The increase of approximately $4.0 million was primarily the result of the significant increases in share-based compensation of $2.5 million, increases in professional fees of $0.8 million and increases in employee related expenses of $0.4 million compared to prior year.

Interest (expense)/income

Interest (expense)/income for the three months ended October 31, 2025 and 2024 was $(564,000) and $3,000, respectively, with the decrease primarily related to interest expenses associated with the May and October 2025 convertible notes.

Other (expenses) income, net

Other (expense) income, net for the three months ended October 31, 2025 and 2024 was $(128,000) and zero, respectively, with the decrease primarily related to a litigation settlement of $195,000, offset by insurance proceeds of $67,000 in the current year

Six months ended October 31, 2025 compared to the six months ended October 31, 2024

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the six months ended October 31, 2025 and 2024.

	Six months ended October 31,
	2025	2024

Revenues	$1,606	$3,719
Cost of revenues	3,009	2,477
Gross margin	(1,403)	1,242

Operating expenses	15,798	9,630
Operating loss	(17,201)	(8,388)

Interest (expense) income, net	(873)	7
Other (expense) Income, net	(128)	17
Foreign exchange gain	(10)	(1)
Loss before income taxes	(18,212)	(8,365)
Income tax benefit	—	—
Net loss	$(18,212)	(8,365)

Revenues

Revenues for the six months ended October 31, 2025 and 2024 were approximately $1.6 million and $3.7 million, respectively. The year-over-year decrease is primarily related to the timing of deliveries on current year projects versus the prior year contracts of WAM-Vs.

Cost of revenues

Cost of revenues for the six months ended October 31, 2025 and 2024 increased to $3.0 million from $2.5 million, respectively. The year-over-year increase is related primarily to full recognition of one-time losses associated with contracts in strategically important markets. The expenses associated with these projects are now substantially complete, although they will continue to generate revenue over the next several months.. Importantly, our core programs and commercial pipeline continue to demonstrate improving margin quality and operating leverage

Operating expenses

Operating expenses for the six months ended October 31, 2025 and 2024 were $15.8 million and $9.6 million, respectively. The increase of approximately $6.2 million was primarily the result of the significant increases in share-based compensation of $4.6 million and increases in employee-related expenses of $1.1 million compared to prior year.

Interest (expense)/income

Interest (expense)/income for the six months ended October 31, 2025 and 2024 was $(873,000) and $7,000, respectively, with the decrease primarily related to interest expenses associated with the May and October 2025 convertible notes.

Other (expense) income, net

Other (expense) income, net for the six months ended October 31, 2025 and 2024 was $(128,000) and $17,000, respectively, with the decrease primarily related to a legal settlement of $195,000, offset by insurance proceeds of $67,000 in the current year

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $18.2 million and $8.4 million for the six months ended October 31, 2025 and 2024, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the six months ended October 31, 2025, net cash flows used in operating activities was $13.1 million, an increase of cash used in operating activities of $2.2 million compared to net cash used in operating activities during the six months ended October 31, 2024 of $10.9 million. This primarily reflects an increase in net loss, partially offset an increase in accounts payable.

Net cash used in investing activities

Net cash used in investing activities during the six months ended October 31, 2025 was $1.7 million, compared to $0.1 million during the six months ended October 31, 2024, a change of $1.6 million. The net cash used in investing activities during the six months ended October 31, 2025 was due to the purchase of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended October 31, 2025 and October 31, 2024 was $19.8 million and $10.0 million, respectively. The current year activity was driven by the proceeds raised related to the issuance of the May and October 2025 convertible notes of $16.8 million and ATM proceeds of $3.0 million and the prior year activity was related primarily to the issuance of common stock under the Company’s At the Market Offering Program of $7.5 million and proceeds from other capital rases of $2.5 million discussed above under “Liquidity”.

Effect of exchange rates on cash and cash equivalents

There was no material effect of exchange rates on cash and cash equivalents during either the three or six months ended October 31, 2025 and October 31, 2024.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of October 31, 2025, our year-to-date revenues were $1.6 million, our year-to-date net losses were $18.2 million, and our year-to-date net cash used in operating activities was $13.1 million.

We expect to continue to devote substantial resources to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, tand the potential that this affects the demand for, or restrict the use of, our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	our ability to do business with properly qualified customers that have good credit ratings and pay their obligation on a timely basis;
●	the ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

Our business is capital intensive, and through October 31, 2025, we have been funding our business principally through sales of our securities. As of October 31, 2025, our cash and cash equivalents and long-term restricted cash balance was $11.8 million and we expect to fund our business with this amount and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents, and long-term restricted cash, and future financing through facilities such as the August 2025 ATM and convertible note facility will be sufficient to fund its planned expenditures through December 2026.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2024, management identified material weaknesses in internal control over financial reporting related to control activities around share-based compensation and risk assessment and design of controls related to inventory account balances and related disclosures. During fiscal year 2025, management implemented a series of remediation measures designed to address the identified material weakness. As previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2025, management has completed testing of the newly implemented and enhanced controls and has concluded that the material weakness has been fully remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The convertible notes that we issued in May and October 2025 include certain limitation on the total dollars we can raise under our ATM program and also may require us to use the proceeds of the ATM program to pay down the principal and interest on those convertible notes. In addition, the investors in our December 2024 convertible note financing have certain rights of participation in our future financings. Any limitations which are imposed on our ability to utilize this “at the market offering” or require us to use the proceeds of the ATM program to pay down the notes rather than on our business could have an adverse effect on our results of operation. We could also be required to raise capital through other means and there is no assurance will be available on terms that are acceptable to us.

Any current or future indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to any indebtedness could adversely affect our liquidity and financial condition.

We issued an aggregate of $16.5 million in convertible notes to investors in May and October 2025 and have the option to issue up to an additional $8.5 million in convertible notes under the same investment agreement. Our debt level and the need to meet related covenants can have negative consequences. We may incur more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. The convertible notes also impose certain restrictions on us, including financial covenants and events of default. Upon an event of default, for example, the lenders can get an increased rate of return and force a redemption, which could adversely affect our liquidity and financial condition.

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

As of October 31, 2025, our backlog was $15.0 million, a significant increase compared to the prior year. While backlog represents business under contract that we expect to recognize as revenue, the timing of conversion is uncertain and may be delayed due to changes in customer schedules, contract modifications, regulatory approvals, or other factors beyond our control. If we are unable to convert backlog into revenue as anticipated, our results of operations and cash flows could be negatively affected.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

On October 15, 2025, Mr. Terence Cryan, the Chairman of the Company’s Board, adopted a trading arrangement for the sale of securities of the Company’s common stock (“Mr. Cryan’s Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Cryan’s Rule 10b5-1 Trading Plan has a duration of approximately nine months commencing in March 2026, which follows the required cooling-off period. The plan calls for (1) up to 100,000 shares to be sold between March 16, 2026 and March 31, 2026 with a limit price of $0.50, (2) up to 100,000 shares (plus holdover from tranche one) between May 15, 2026 and May 29, 2026 with a limit price of $0.50, (3) up to 100,000 shares (plus holdover from tranche one and tranche two) between August 17, 2026 and August 31, 2026 with a limit price of $0.50, and (4) up to 100,000 shares (plus holdover from tranche one, tranche two and tranche 3) between October 15, 2026 and December 15, 2026 with a limit price of $0.45. These shares represent only a portion of the shares held by Mr. Cryan.

On October 31, 2025, Ms. Diana Purcel, a member of the Company’s Board, adopted a trading arrangement for the sale of securities of the Company’s common stock (“Ms. Purcel’s Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Purcel’s Rule 10b5-1 Trading Plan, which has a duration of approximately ten months following the required cooling-off period (expiring on December 31, 2026), provides for the potential sale of up to 400,000 shares of common stock pursuant to the terms of the plan, with a limit price of $0.40. These shares represent only a portion of the shares held by Ms. Purcel.

Other than as described above, during the quarter ended October 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6. EXHIBIT INDEX

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Compensation Clawback Policy.

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – October 31, 2025 (unaudited) and April 30, 2025, (ii) Consolidated Statements of Operations (unaudited) – three and three months ended October 31, 2025 and 2023, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and three months ended October 31, 2025 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and three months ended October 31, 2025 and 2023 (v) Consolidated Statements of Cash Flows (unaudited) –three months ended October 31, 2025 and 2023, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	##	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.

(Registrant)

Date: December 15, 2025		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: December 15, 2025		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

