Form 10-Q
period 2026-01-31
Ocean Power Technologies, Inc.
filed 2026-03-17
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2026

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

As of March 13, 2026, the number of outstanding shares of common stock of the registrant was 228,023,439.

OCEAN POWER TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	January 31, 2026	April 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,056	$6,715
Accounts receivable, net	6,132	1,191
Contract assets	725	1,088
Inventory	5,237	4,222
Other current assets	1,957	400
Total current assets	21,107	13,616
Property and equipment, net	5,797	3,444
Intangibles, net	3,390	3,490
Right-of-use assets, net	2,153	1,552
Restricted cash, long-term	154	154
Goodwill	8,537	8,537
Total assets	$41,138	$30,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,543	$568
Earnout payable	150	300
Convertible notes payable (Note 13)	6,234	—
Derivative liability (Note 13)	2,180	—
Accrued expenses	3,047	1,271
Right-of-use liabilities, current portion	1,171	1,150
Contract liabilities	5,372	—
Total current liabilities	19,697	3,289
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	1,150	649
Total liabilities	21,050	4,141
Commitments and contingencies (Note 14)	-
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding; 100,000 designated as Series A	—	—
Common stock, $0.001 par value; authorized 300,000,000 shares, issued 218,789,721 shares and 172,050,563 shares, respectively; outstanding 216,107,328 shares and 171,263,086 shares, respectively	219	172
Treasury stock, at cost; 2,682,393 and 787,477 shares, respectively	(1,823)	(1,018)
Additional paid-in capital	380,360	356,588
Accumulated deficit	(358,668)	(329,090)
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	20,088	26,652
Total liabilities and shareholders’ equity	$41,138	$30,793

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2026	2025	2026	2025

Revenues	$513	$825	$2,119	$4,545
Cost of revenues	1,268	628	4,277	3,106
Gross margin	(755)	197	(2,158)	1,439

Operating expenses	8,363	6,072	24,160	15,702
Operating loss	(9,118)	(5,875)	(26,318)	(14,263)

Interest income/(expense), net	(726)	6	(1,600)	13
Other income/(expense)	96	(13)	(32)	4
Change in fair value of derivative	(1,617)	—	(1,617)	—
Loss on extinguishment of debt	—	(838)	—	(838)
Foreign exchange loss	(1)	—	(11)	(1)
Loss before income taxes	(11,366)	(6,720)	(29,578)	(15,085)
Income tax benefit	—	—	—	—
Net loss	(11,366)	(6,720)	(29,578)	(15,085)
Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.16)	$(0.13)
Weighted average shares used to compute basic and diluted net loss per common share	195,499,846	147,543,452	184,009,438	112,630,443

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Nine months Ended January 31, 2026
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2025	172,050,563	$172	(787,477)	$(1,018)	$356,588	$(329,090)	$—	26,652
Net loss	—	—	—	—	—	(29,578)	—	(29,578)
Share-based compensation	—	—	—	—	7,791	—	—	7,791
Common stock issued upon vesting of restricted stock units	7,670,221	8	—	—	(8)	—	—	—
Issuance of common stock – At The Market Offering, net of issuance costs	10,812,551	11	—	—	5,169	—	—	5,180
Issuance of common stock - Convertible Debt, net of issuance costs	28,256,386	28	—	—	10,820	—	—	10,848
Shares withheld for tax withholdings	—	—	(1,894,916)	(805)	—	—	—	(805)
Balances at January 31, 2026	218,789,721	$219	(2,682,393)	$(1,823)	$380,360	$(358,668)	$—	$20,088

	Nine months Ended January 31, 2025
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2024	61,352,731	$61	(88,017)	$(369)	$327,276	$(307,579)	$(45)	19,344
Net loss	—	—	—	—	—	(15,085)	—	(15,085)
Share-based compensation	—	—	—	—	1,331	—	—	1,331
Common stock issued related to bonus and earnout payments	2,864,808	3	—	—	627	—	—	630
Common stock issued upon vesting of restricted shares	2,964,209	2	—	—	—	—	—	2
Issuance of common stock – AGP At The Market Offering, net of issuance costs	66,720,451	67	—	—	16,812	—	—	16,879
Issuance of common stock – Capital Raise, net of issuance costs	21,446,079	22	—	—	2,429	—	—	2,451
Issuance of common stock - Convertible Debt, net of issuance costs	15,442,429	15	—	—	3,993	—	—	4,008
Shares withheld for tax withholdings	—	—	(699,460	(649)	—	—	—	(649)
Balances at January 31, 2025	170,790,707	$170	(787,477)	$(1,018)	$352,468	$(322,664)	$(45)	$28,911

	Three Months Ended January 31, 2026
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at November 1, 2025	189,777,377	$190	(787,477)	$(1,018)	$370,429	$(347,302)	$—	22,299
Net loss	—	—	—	—	—	(11,366)	—	(11,366)
Share-based compensation	—	—	—	—	2,600	—	—	2,600
Common stock issued upon vesting of restricted stock units	7,626,221	8	—	—	(8)	—	—	—
Issuance of common stock –At The Market Offering, net of issuance costs	5,188,349	5	—	—	2,221	—	—	2,226
Issuance of common stock - Convertible Debt, net of issuance costs	16,197,774	16	—	—	5,118	—	—	5,134
Shares withheld for tax withholdings	—	—	(1,894,916)	(805)	—	—	—	(805)
Balances at January 31, 2026	218,789,721	$219	(2,682,393)	$(1,823)	$380,360	$(358,668)	$—	$20,088

	Three Months Ended January 31, 2025
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at November 1, 2024	124,683,555	$125	(88,017)	$(369)	$338,352	$(315,944)	$(45)	22,119
Net loss	—	—	—	—	—	(6,720)	—	(6,720)
Share-based compensation	—	—	—	—	780	—	—	780
Common stock issued related to bonus and earnout payments	—	—	—	—	—	—	—	—
Common stock issued upon vesting of restricted shares	2,954,209	2	—	—	—	—	—	2
Issuance of common stock – AGP At The Market Offering, net of issuance costs	27,710,514	28	—	—	9,343	—	—	9,371
Issuance of common stock – Capital Raise, net of issuance costs	15,442,429	15	—	—	3,993	—	—	4,008
Issuance of common stock – Capital Raise, net of issuance costs	—	—	(699,460)	(649)	—	—	—	(649)
Balances at January 31, 2025	170,790,707	$170	(787,477)	$(1,018)	$352,468	$(322,664)	$(45)	$28,911

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Nine months ended January 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(29,578)	$(15,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	632	610
Foreign exchange loss	-	(1)
Loss on disposal of property and equipment	-	111
Amortization of intangible assets	99	99
Amortization of right of use asset	675	633
Share-based compensation	7,791	1,331
Change in fair value of derivative	1,617	—
Loss on disposition of assets	—	838
Changes in operating assets and liabilities:
Accounts receivable	(4,941)	(830)
Contract assets	363	(460)
Inventory	(2,246)	366
Other assets	(1,557)	996
Accounts payable	978	(2,731)
Earnout payable	(150)	(150)
Accrued expenses	1,776	453
Right-of-use liabilities	(755)	(506)
Contract liabilities	5,372	(302)
Net cash used in operating activities	$(19,924)	$(14,628)
Cash flows from investing activities:
Purchases of property and equipment	(1,754)	(350)
Net cash used in investing activities	$(1,754)	$(350)
Cash flows from financing activities:
Cash paid for tax withholding related to shares withheld	$(806)	(649)
Proceeds from convertible notes	17,645	3,171
Proceeds from issuance of common stock - Capital Raise, net of issuance costs	—	2,451
Proceeds from issuance of common stock - At The Market offering, net of issuance costs	5,180	$16,880
Net cash provided by financing activities	$22,019	$21,853
Net increase in cash, cash equivalents and restricted cash	$341	$6,875
Cash, cash equivalents and restricted cash, beginning of period	$6,869	$3,305
Cash, cash equivalents and restricted cash, end of period	$7,210	$10,180
Supplemental disclosure of noncash investing and financing activities:
Common stock issued related to bonus and earnout payments	$—	$630
Common stock issued related to conversion of convertible debt	10,248	15
Operating right of use asset obtained in exchange for operating lease liability	1,276	—

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

(c) Going Concern

During the nine months ended January 31, 2026, the Company incurred a net loss of approximately $29.6 million and used cash in operations of approximately $19.9 million. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation and deployment risks and integration of acquisitions.

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

(2) Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Marine Advanced Robotics Inc. (CA), referred to herein as MAR, Oregon Wave Energy Partners I LLC (DE), and ReedSport OPT WavePark, LLC (OR). Ocean Power Technologies Ltd. in the United Kingdom was dissolved on April 22, 2025. ReedSport OPT WavePark, LLC (OR) and Oregon Wave Energy Partners I, LLC (DE) were dissolved during the first quarter of fiscal 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account. The Company had cash and cash equivalents of approximately $7.1 million and $6.7 million as of January 31, 2026 and April 30, 2025, respectively.

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

	January 31, 2026	April 30, 2025
	(in thousands)
Cash and cash equivalents	$7,056	$6,715
Restricted cash, long-term	154	154
Cash, cash equivalents, restricted cash and restricted cash equivalents	$7,210	$6,869

(d) Inventory

In accordance with Accounting Standards Codification 330 (ASC 330), inventory is stated at the lower of cost or net realizable value applicable to goods on hand. Items remain in inventory until they are shipped to the customer, at which time the costs are transferred on a first in first out ( FIFO) basis to cost of revenues, or moved to leased assets as applicable, following the matching principle where costs and revenues are recognized in the same period. The Company has three classes of inventory; raw materials, work in process, and finished goods.

(e) Accounts Receivable, net

Accounts receivable, net are stated at the net amount expected to be collected. Amounts are usually due between 30 and 90 days after the invoice issuance. The Company is exposed to credit losses primarily on accounts receivable and contract assets related to sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. During the nine months ended January 31, 2026, the Company increased its allowance for credit losses primarily in connection with a specific customer whose outstanding balance exhibited extended aging and increased collection uncertainty. As a result of this customer-specific evaluation, the allowance for credit losses was approximately $560,000 at January 31, 2026, compared to $100,000 at April 30, 2025. Expected credit losses are written off in the period in which the underlying financial assets are determined to be uncollectible.

The Company grants credit to its customers, generally, without collateral, under normal payment terms. Generally, invoicing occurs after the services are performed or control of the product has transferred to the customer. Accounts receivable, net represents an unconditional right to consideration arising from the Company’s performance under contracts with customers.

(f) Property and Equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (three to ten years) of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Expenses for maintenance and repairs are charged to operations as incurred. Property and equipment, net is also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Description	Estimated depreciable life

Equipment	5-7 years
Computer equipment & software	3 years
Office furniture & fixtures	3-7 years
Leasehold improvements	Shorter of the estimated useful life or lease term
Leased Power Buoy assets	10 years
Leased WAM-V assets	10 years

(g) Foreign Exchange Gains and Losses

Transactions denominated in a foreign currency may result in realized and unrealized foreign exchange gains or losses from exchange rate fluctuations, which, if applicable, are included in “Foreign exchange loss” in the accompanying Consolidated Statements of Operations.

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

For each of the nine months ended January 31, 2026 and 2025, the Company had five and four customers, respectively, whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 81% and 73% of the Company’s total revenues for the respective periods. For the three months ended January 31, 2026 and 2025, the Company had two and three customers, respectively, whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 73% and 95% of the Company’s total revenues for the respective periods.

As of January 31, 2026 and 2025, the Company had one and four customers, respectively, whose total receivable balance accounted for at least 10% of the Company’s consolidated receivables. These receivables accounted for approximately 76% and 95% of the Company’s total receivables for the respective periods.

As of January 31, 2026, one commercial customer represented about 5% of our accounts receivable balance. As part of that contract, we granted extended payment terms that are not typical for the Company, which increases our credit exposure. We continue to monitor this receivable closely, and while we have not recorded an allowance because we believe collectability is probable, we acknowledge that these terms carry additional risk if the customer’s financial condition changes. In addition, we have fully reserved one other receivable balance from one customer that represented 6% of the total gross accounts receivable balance, recognizing a loss of $373,000 for the fiscal year.

(i) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the nine months ended January 31, 2026 and 2025 was approximately $7.8 million and $1.3 million, respectively. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended January 31, 2026 and 2025 was approximately $2.6 million and $0.8 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation awards as they occur.

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

(j) Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification 606 (ASC 606) for contracts with customers and Accounting Standards Codification 842 (ASC 842) for leasing arrangements. In relation to ASC 606, which states that a performance obligation is the unit of account for revenue recognition, the Company assesses the goods or services promised in a contract with a customer and identifies a performance obligation as either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. When no observable standalone selling price is available, the standalone selling price is generally estimated based upon the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of January 31, 2026 or 2025. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control (e.g., upon shipment, upon delivery, as services are rendered, or upon completion of service), including when performance obligations are satisfied in a bill-and-hold arrangement. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. For the quarter ended January 31, 2026 the Company recorded one-time losses associated with two contracts in strategically important markets. The expenses associated with these projects are now substantially complete, although they will continue to generate revenue over the next several months. Importantly, our core programs and commercial pipeline continue to demonstrate improving margin quality and operating leverage. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the nine-month period ended January 31, 2026, the Company recognized approximately $1.7 million in revenue related to performance obligations satisfied at a point in time and approximately $0.4 million in revenue related to performance obligations satisfied over time. During the nine-month period ended January 31, 2025, the Company recognized approximately $4.0 million in revenue related to performance obligations satisfied at a point in time and approximately $0.5 million in revenue related to performance obligations satisfied over time. During the three-month period ended January 31, 2026, the Company recognized approximately $0.4 million in revenue related to performance obligations satisfied at a point in time and approximately $0.1 million in revenue related to performance obligations satisfied over time. During the three-month period ended January 31, 2025, the Company recognized approximately $0.4 million in revenue related to performance obligations satisfied at a point in time and approximately $0.4 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease agreements or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For each of the three-month periods ended January 31, 2026 and 2025, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

The Company’s contract assets and liabilities primarily relate to the timing differences between cash received from a customer in connection with contractual rights to invoicing and the timing of revenue recognition following completion of performance obligations. The Company’s accounts receivable balance is made up entirely of customer contract-related balances.

The Company’s revenue also includes revenue from certain contracts which do not fall within the scope of ASC 606, but under the scope of ASC 842, “Leases.” At inception of a contract for those classified under ASC 842, the Company classifies leases as either operating or financing in accordance with the authoritative accounting guidance contained within ASC 842. If the direct financing or sales-type classification criteria are met, then the lease is accounted for as a financing lease. All others are treated as operating leases. The Company recognizes revenue from operating lease arrangements generally on a straight-line basis over the lease term, or as agreed upon in-use days are utilized, which is presented in Revenues in the Consolidated Statement of Operations. The Company also enters into lease arrangements for its PowerBuoys® and Wave Adaptive Modular Vessels (“WAM-V®”) with certain customers. Revenue related to multiple-element arrangements is allocated to lease and non-lease elements based on their relative standalone selling prices or expected cost plus a margin approach. Lease elements generally include a PowerBuoy®, WAM-V®, and components, while non-lease elements, which the Company expects to become more prevalent, generally include engineering, monitoring and support services. In the lease arrangement, the customer may be provided with an option to extend the lease term or purchase the leased buoy or WAM-V® at some point during and/or at the end of the lease term.

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

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The table below represents the total revenue recognized under ASC 606 and ASC 842 for the three and nine months ended January 31, 2026 and 2025.

	Three months ended January 31, 2026			Three months ended January 31, 2025
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$58	$64	$122	$580	$74	$654
Buoy	25	37	62	171	—	171
Services	329	—	329	—	—	—
Total	$412	$101	$513	$751	$74	$825

Region:
North and South America	$45	$37	$82	$326	$—	$326
EMEA	72	64	136	425	74	499
Asia and Australia	295	—	295	—	—	—
Total	$412	$101	$513	$751	$74	$825

	Nine months ended January 31, 2026			Nine months ended January 31, 2025
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$1,182	$203	$1,385	$3,996	$206	$4,202
Buoy	123	84	207	343	—	343
Services	527	—	527	—	—	—
Total	$1,832	$287	$2,119	$4,339	$206	$4,545

Region:
North and South America	$270	$84	$354	$3,046	$—	$3,046
Europe	1,089	203	1,292	1,291	206	1,497
Asia and Australia	473	—	473	2	—	2
Total	$1,832	$287	$2,119	$4,339	$206	$4,545

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

In computing diluted net loss per common share on the Consolidated Statement of Operations, options to purchase shares of common stock and unvested RSUs issued to employees and non-employee directors, totaling 25,920,609 and 20,835,027 for the nine months ended January 31, 2026 and 2025, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the periods. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

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

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There were no indications of potential impairment of intangible assets for either the nine months ended January 31, 2026 or 2025.

(m) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. Management performed its annual qualitative assessment in fiscal year 2025 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2025. There were no indications of potential impairment of goodwill identified for the nine months ended January 31, 2026. When the Company uses a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual revenue growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine the fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded.

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

(o) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity. For each of the nine months ended January 31, 2026 and 2025, there were no amounts recorded to other comprehensive loss due to limited foreign operations.

(p) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. Warranty expense incurred to date has not been material.

(q) Product Development

Costs related to product development activities by the Company are expensed as incurred. The Company had approximately $1.1 million and $1.4 million in product development expense for the nine months ended January 31, 2026 and 2025, respectively. The Company had approximately $0.6 million and $0.7 million in product development expense for the three months ended January 31, 2026 and 2025, respectively.

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

In November 2024, the FASB issued ASU No. 2024-3,Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after March 17, 2026, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) which is intended to streamline the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

(3) Accounts Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	January 31, 2026	April 30, 2025	April 30, 2024
	(in thousands)
Accounts receivable	$6,132	$1,191	$796
Contract assets	$725	$1,088	$18
Contract liabilities	$5,372	$—	$302

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The decrease in contract assets from year end is primarily a result of being able to contractually bill on active projects for which revenue was recognized in the prior period but was not yet been billed as of the beginning of the period. No impairments to contract assets were incurred during the nine months ended January 31, 2026 and 2025.

Significant changes in the contract assets balances during the period were as follows:

	Nine months ended January 31, 2026	Nine months ended January 31, 2025
	(in thousands)
Transferred to receivables from contract assets recognized	$(1,260)	$(600)
Revenue recognized and not billed	897	1,060
Net change in contract assets	$(363)	$460

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities from year end is primarily due to collecting payments for jobs we cannot contractually recognize revenue on the current year.

Significant changes in the contract liabilities balances during the period are as follows:

	Nine months ended January 31, 2026	Nine months ended January 31, 2025
	(in thousands)
Revenue recognized	$(262)	$(1,830)
Payments billed or collected for which revenue has not been recognized	5,634	1,528
Net change in contract liabilities	$5,372	$(302)

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	January 31, 2026	April 30, 2025
	(in thousands)
Raw Materials	$2,681	$3,586
Work in Process	2,556	636
Finished Products	—	—
Inventory	$5,237	$4,222

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

(5) Other Current Assets

Other current assets consisted of the following at January 31, 2026 and April 30, 2025:

	January 31, 2026	April 30, 2025
	(in thousands)
Prepaid insurance	$252	$80
Prepaid software & licenses	139	68
Prepaid sales & marketing	117	90
Prepaid project costs	478	36
Prepaid inventory	849	—
Prepaid expenses- other	122	126
	$1,957	$400

The Company recognizes prepaid project costs for when the Company has incurred costs for customer contracts but for which the Company has not yet achieved and delivered related milestones or complete performance obligations under that contract. Prepaid project costs is classified within other current asset based on when management estimates the revenue will be recognized. As of January 31, 2026, the Company has net prepaid project costs of $478,000. The amount recorded will be recognized as cost of goods sold if and when the Company achieves and delivers the milestones under the terms of the agreement.

(6) Property and Equipment, net

The components of property and equipment, net as of January 31, 2026 and April 30, 2025 consisted of the following:

	January 31, 2026	April 30, 2025
	(in thousands)
Equipment	$2,208	$1,569
Computer equipment & software	637	620
Office furniture & equipment	425	425
Leasehold improvements	683	683
Leased WAM-V’s	2,378	1,735
Leased Buoys	2,634	949
	8,965	5,981
Less: accumulated depreciation	(3,168)	(2,537)
	$5,797	$3,444

Leased WAM-V’s and buoys represent fixed assets that are associated with underlying operating leases with customers or for customer demonstration as discussed in the revenue recognition section related to ASC 842.

Depreciation expense was approximately $632,000 and $610,000 for the nine-month periods ended January 31, 2026 and 2025, respectively. Depreciation expense was approximately $234,000 and $155,000 for the three-month periods ended January 31, 2026 and 2025, respectively.

(7) Intangible Assets

The components of intangible assets, net as of January 31, 2026 and April 30, 2025 consisted of the following:

	January 31, 2026	April 30, 2025
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
	5,498	5,498
Accumulated amortization	(2,108)	(2,008)
	$3,390	$3,490

Amortization expense was approximately $99,000 and $99,000 for the nine-month periods ended January 31, 2026 and 2025, respectively. Amortization expense was approximately $33,000 and $33,000 for the three-month periods ended January 31, 2026 and 2025, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to, or any impairment of, goodwill during the three- or nine-month periods ended January 31, 2026 and 2025.

(9) Leases

Lessor Information

As of January 31, 2026 and April 30, 2025, the Company had four and three WAM-V’s leased to customers which have been classified as operating leases per accounting guidance contained within ASC Topic 842, “Leases”, respectively. The remaining term on these operating leases is less than 2 years.

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

The Company has a lease for its facility located in Monroe Township, New Jersey that is used as warehouse/production space and the Company’s principal offices and corporate headquarters. In August 2025, the Company extended the lease for its main headquarters in Monroe, NJ to January 31, 2027 and it was executed and recorded as an additional right of use asset and liability. The lease is classified as an operating lease and is included in right-of-use assets, right-of-use liabilities – current, and right-of-use liabilities- long-term on the Company’s Consolidated Balance Sheets.

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

Variable lease expenses, if any, are recorded as incurred. The operating lease cash flow payments for the nine months ended January 31, 2026 and 2025 were $957,000 and $679,000, respectively. The operating lease cash flow payments for the three months ended January 31, 2026 and 2025 were $326,000 and $314,000, respectively.

The components of lease expense which are included in our operating expenses in the Consolidated Statement of Operations for the three and nine months ended January 31, 2026 and 2025 were as follows:

	Three months ended January 31,		Nine months ended January 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost	$312	$260	$877	$782
Short-term lease cost	—	8	—	24
Total lease cost	$312	$268	$877	$806

Information related to the Company’s right-of use assets and lease liabilities as of January 31, 2026 was as follows:

January 31, 2026
(in thousands)
Operating lease:
Operating right-of-use assets, net	$2,153

Right-of-use liabilities- current	$1,171
Right-of-use liabilities- long term	1,150
Total lease liabilities	$2,321

Weighted average remaining lease term- operating leases	1.96 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

January 31, 2026
(in thousands)
Remainder of fiscal year 2026	$327
2027	1,317
2028	821
2029	28
2030	—
thereafter	—
Total future minimum lease payments	$2,493
Less imputed interest	(172)
Total	$2,321

(10) Accrued Expenses

Accrued expenses consisted of the following at January 31, 2026 and April 30, 2025:

	January 31, 2026	April 30, 2025
	(in thousands)
Employee incentive payments	$1,331	$759
Accrued salary and benefits	1,147	417
Professional fees	15	—
Accrued project costs	436	—
Accrued interest expense	57	—
Other	61	95
	$3,047	$1,271

(11) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. Most recently in January 2025, the shareholders approved an amendment and restatement of the 2015 Plan to, among other things, provide an aggregate increase to the 2015 Plan of 20,000,000 shares resulting in total shares authorized for issuance of 27,282,036 as of January 31, 2026, based on 7,282,036 available before the amendment. The 2015 Plan will now terminate in January 2035, but is subject to earlier termination as provided in the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 25,000 shares of common stock for issuance under the Inducement Plan in accordance with Rule 711(a) of the NYSE American Company Guide. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 250,000 to 275,000. On June 3, 2025, the 2018 Inducement Plan was further amended to increase the authorized shares by 715,000 to 990,000. On January 27, 2026, the 2018 Inducement Plan was further amended to increase the authorized shares by 1,000,000 to 1,990,000.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during the nine months ended January 31, 2026 and 2025, respectively.

A summary of stock options under the stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2025	483,342	$2.59	6.3
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(81,467)	$6.87
Outstanding as of January 31, 2026	401,875	$1.82	5.8
Exercisable as of January 31, 2026	401,875	$1.82	5.8

As of January 31, 2026, the total intrinsic value of outstanding and exercisable options was approximately zero. As of January 31, 2026, no options were unvested. The outstanding options had an intrinsic value of zero and a weighted average remaining contractual term of 5.8 years. There was approximately $22,000 and $38,000 of total recognized compensation cost related to stock options during the nine months ended January 31, 2026 and 2025, respectively. There was approximately $6,000 and $12,000 of total recognized compensation cost related to stock options during the three months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, there was no unrecognized compensation cost related to unvested stock options granted under the plans.

Performance Stock Units

A summary of performance stock units (“PSUs”) under our Stock Incentive Plans is detailed in the following table.

	Number of Shares	Weighted Average Price per Share
Outstanding at April 30, 2025	—	$—
Granted	150,000	$0.56
Vested and issued	—	$—
Cancelled/forfeited	—	$—
Unvested at January 31, 2026	150,000	$0.56

There was approximately $41,000 and zero of total recognized compensation cost related to PSUs for the nine months ended January 31, 2026 and 2025, respectively. There was approximately $16,000 and zero of total recognized compensation cost related to PSUs for the three months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, there was approximately $44,000 of unrecognized compensation cost remaining related to unvested PSUs. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

Compensation expense for RSUs is generally recorded based on the market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended January 31, 2026 and 2025, the Company granted approximately 12,573,401 and 21,903,000 shares, respectively, that were subject to both service-based and market-based vesting requirements.

Additionally, as part of the Section 220 shareholder demand, the Company cancelled 631,829 RSU awards issue under the Omnibus Plan and reissued under the amended Omnibus Plan with exact same vesting terms. The cancellations and reissuance occurred simultaneously and there was no affect on the unaudited consolidated financial statements as a result of these cancellations and reissuances.

A summary of unvested RSU’s under the Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Unvested at April 30, 2025	22.461,633	$0.79
Granted	12,573,401	$0.74
Vested and issued	(7,670,221)	$0.99
Cancelled/forfeited	(1,996,079)	$0.74
Unvested at January 31, 2026	25,368,734	$0.58

There was approximately $7,728,000 and $1,293,000 of total recognized compensation cost related to RSUs for the nine months ended January 31, 2026 and 2025, respectively. There was approximately $2,578,000 and $768,000 of total recognized compensation cost related to RSUs for the three months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, there was approximately $6,647,000 of unrecognized compensation cost remaining related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The following tables sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (amounts in thousands):

Schedule of Fair Value Assets on Recurring Basis

Fair Value
Derivative liability – May issuance	$699
Change due to conversion of notes	(129)
Derivative liability - July 31, 2025	570
Derivative liability – October issuance	489
Change due to conversion of notes	(179)
Derivative liability - October 31, 2025	881
Change due to conversion of notes	(318)
Change due to revaluation of derivatives	1,617
Derivative liability - January 31, 2026	$2,180

	Level	January 31, 2026	April 30, 2025
Derivative liability	3	$2,180	$—

The derivative liability related to our convertible notes (refer to Note 13 for further discussion) was determined using inputs including the Company’s common stock price, the volume-weighted average price of the Company’s common stock upon conversion, and the probability of conversion methodology based on historical experience and the likelihood of attaining certain common stock share price levels. There were no financial instruments that were measured at fair value on a recurring basis as of January 31, 2025. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during either of the three and nine months ended January 31, 2026 and 2025, respectively.

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

A total of 10,117,602 shares were sold under the Ladenburg sales agreement during the nine months ended January 31, 2026 totaling proceeds of $4.9 million. Subsequent to January 31, 2026, through filing, there were an additional 5,646,239 shares were sold under the Ladenburg sales agreement, totaling proceeds of $2.4 million.

Convertible Debt Issuance

In May 2025 we issued $10.0 million in aggregate principal amount of convertible notes with a 24-month maturity to new institutional investors with net proceeds of $9.7 million. The notes are convertible into shares of our common stock under specific terms outlined in the Securities Purchase Agreement and Indenture. This financing was aimed at providing us with additional liquidity, supporting the commercialization of our systems, and advancing our autonomous maritime solutions. The convertible debt structure offers the potential for conversion into equity, which may result in dilution to existing shareholders upon conversion. On October 7, 2025, we issued and sold to the investors $6.5 million of additional notes. We can draw an additional $8.5 million of notes under the purchase agreement. Principal and interest conversion during the three and nine months ended January 31, 2026 was approximately $4.6 million and $9.7 million, respectively.

The convertible debt has a conversion feature that was determined to be an embedded derivative that requires bifurcation and separate accounting from the host instrument. At inception, the fair value of the derivative liability was approximately $699,000 for the May issuance and $489,000 for the October issuance.

The sale of additional equity under new facilities could result in dilution to our shareholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. The Company cannot be certain that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned incremental product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations. Subsequent to January 31, 2026, through filing, there were additional conversions of 6,269,872 shares, reducing the principal balance convertible debt by approximately $1.5 million.

(14) Commitments and Contingencies

Litigation with Paragon Technologies, Inc.

On October 10, 2023, Paragon Technologies, Inc. filed a complaint in the Court of Chancery of the State of Delaware against the Company, and the members of its Board of Directors, claiming certain breaches of their fiduciary duties. In an August 12, 2024 Press Release and its Form 10-Q report for the second quarter of 2024, Paragon announced that it was no longer pursuing litigation against the Company. Pursuant to a Court order dated January 9, 2025, Paragon was required “to file a status report within 30 days. Otherwise, the case will be dismissed under Rule 41(e).” Paragon did not file a status report, and in March 2026, the Court confirmed that it had dismissed the case due to failure to prosecute under Rule 41(e).

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

(15) Income Taxes

Uncertain Tax Positions

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. The Company has no current or deferred tax due to current and projected losses for the year.

At January 31, 2026, the Company had no uncertain tax positions. The Company does not expect any material increases or decreases in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating losses and credit carryforwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

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

Impact of the One Big Beautiful Act -

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing various changes to U.S. federal income tax provisions, including modifications to bonus depreciation, interest expense limitations, research and development expense treatment, and international tax rules. Under ASC 740, the effects of changes in tax law are required to be recognized in the period that includes the enactment date.

The Company has evaluated the provisions of the OBBBA and determined that the enactment of the legislation did not have a material impact on its income tax provision, deferred tax assets or liabilities, or estimated annual effective tax rate for the quarter ended January 31, 2026. The Company will continue to monitor the potential future impacts of the OBBBA, including provisions that become effective in subsequent periods, and will reflect any material changes in its financial statements as appropriate.

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the three and nine months ended January 31, 2026 and 2025, respectively:

	Three month ended January 31,
	2026	2025
	(in thousands)
Revenue	$513	$825
Less:
Cost of sales	1,268	628
Product development costs	641	711
Employee-related costs	2,385	1,928
Professional, consulting and contractor fees	1,172	1,159
General and administrative costs	849	789
Facilities costs	449	415
Share-based compensation	2,600	782
Depreciation and amortization expense	267	188
Other expense (income)	(95)	13
Interest (income)/expense, net	726	(6)
Credit loss expense	—	100
Change in fair value of derivatives	1,617	—
Loss on extinguishment of debt	—	838
Net loss	$(11,366)	$(6,720)

	Nine month ended January 31,
	2026	2025
	(in thousands)
Revenue	$2,119	$4,545
Less:
Cost of sales	4,277	3,106
Product development costs	1,063	1,431
Employee-related costs	7,066	5,557
Professional, consulting and contractor fees	3,627	3,443
General and administrative costs	2,175	1,941
Facilities costs	1,246	1,188
Share-based compensation	7,791	1,331
Depreciation and amortization expense	731	711
Other expense (income)	43	(3)
Interest (income)/expense, net	1,600	(13)
Credit loss expense	461	100
Change in fair value of derivatives	1,617	—
Loss on extinguishment of debt	—	838
Net loss	$(29,578)	$(15,085)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements convey our current expectations or forecasts of future events. Forward-looking statements include statements regarding our future financial position, business strategy, pending, threatened, and current litigation, liquidity, budgets, projected revenue and costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	our ability to do business with properly qualified customers that have good credit ratings and pay their obligation on a timely basis;
●	our failure to apply technology, data analytics and artificial intelligence effectively in driving value for our customers through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;
●	the ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, the conflict between the United States, Israel and Iran, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis is set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2025 refers to the year ended April 30, 2025). References to “we,” “us,” “our,” and “OPT” refer to Ocean Power Technologies, Inc. and its subsidiaries, as applicable.

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

Liquidity

During the nine months ended January 31, 2026, the Company incurred a net loss of approximately $29.6 million and used cash in operations of approximately $19.9 million. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation and deployment risks and integration of acquisitions.

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

Backlog

As of January 31, 2026, backlog was $19.9 million, compared to $7.5 million at January 31, 2025. Backlog represents unfulfilled purchase orders and agreements with commercial and governmental customers. The Company expects to convert all current backlog within the next 12 to 36 months. The amount and timing of backlog conversion to revenue is subject to change.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended April 30, 2025.

Recently Issued Accounting Standards

In recent periods, the FASB issued certain Accounting Standards Updates (“ASUs”) that may be relevant to the Company’s operations and financial reporting. We are currently evaluating the potential impact of these ASUs and adopting them when applicable based on their effective dates.

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

In November 2024, the FASB issued ASU No. 2024-3, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after March 17, 2026, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) which is intended to streamline the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

Financial Operations Overview

The following describes certain line items in our Statements of Operations and some of the factors that affect our operating results.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. The following table shows the percentage of our revenues by geographical location of our customers for the three and three months ended January 31, 2026 and 2025.

	Three months ended January 31,		Nine months ended January 31,
Customer Location*	2026	2025	2026	2025

North America & South America	16%	39%	17%	67%
EMEA	26%	61%	61%	33%
Asia & Australia	58%	—%	22%	—%
	100%	100%	100%	100%

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

Three months ended January 31, 2026 compared to the three months ended January 31, 2025

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended January 31, 2026 and 2025.

	Three months ended January 31,
	2026	2025

Revenues	$513	$825
Cost of revenues	1,268	628
Gross margin	(755)	197

Operating expenses	8,363	6,072
Operating loss	(9,118)	(5,875)

Interest (expense) income, net	(726)	6
Other expense, net	96	(13)
Change in fair value of derivatives	(1,617)	—
Loss on extinguishment of debt	—	(838)
Foreign exchange loss	(1)	—
Loss before income taxes	(11,366)	(6,720)
Income tax benefit	—	—
Net loss	$(11,366)	(6,720)

Revenues

Revenues for the three months ended January 31, 2026 and 2025 were approximately $0.5 million and $0.8 million, respectively. The year-over-year decline in revenue was largely driven by timing impacts associated with the U.S. federal government shutdown. These disruptions shifted a number of OPT deliverables and development activities into subsequent quarters, which reduced our revenue.

Cost of revenues

Cost of revenues for the three months ended January 31, 2026 and 2025 increased to $1.3 million from $0.6 million, respectively. The year-over-year increase is related primarily to full recognition of losses associated with contracts in strategically important markets. The expenses associated with these projects are now substantially complete, although they will continue to generate revenue over the next several months. Importantly, our core programs and commercial pipeline continue to demonstrate improving margin quality and operating leverage.

Operating expenses

Operating expenses for the three months ended January 31, 2026 and 2025 were $8.4 million and $6.1 million, respectively. The increase of approximately $2.3 million was primarily the result of the significant increases in share-based compensation of $1.8 million and increases in employee related expenses of $0.5 million compared to prior year.

Interest (expense)/income

Interest (expense)/income for the three months ended January 31, 2026 and 2025 was $(726,000) and $6,000, respectively, with the change primarily related to interest expenses associated with the May and October 2025 convertible notes.

Other expense, net

Other expense, net for the three months ended January 31, 2026 and 2025 was $96,000 and (13,000), respectively. This change is due to insurance proceeds in the current year, whereas the prior year expense was related to realized foreign exchange loss.

Change in fair value of derivatives

The change in the fair value of derivatives for the three months ended January 31, 2026 and 2025 was $1.6 million and zero respectively. The increase is a result of the fair value of the current years derivative in association with the convertible debt issued in May and October of 2025.

Loss on extinguishment of debt

The loss on extinguishment of debt of $0.8 million for the period ended January 31, 2025 relates to convertible notes issued in December 2024 that were converted to common stock in December 2024. There was no similar loss in the comparable current year period.

Nine months ended January 31, 2026 compared to the nine months ended January 31, 2025

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the nine months ended January 31, 2026 and 2025.

	Nine months ended January 31,
	2026	2025

Revenues	$2,119	$4,545
Cost of revenues	4,277	3,106
Gross margin	(2,158)	1,439

Operating expenses	24,160	15,702
Operating loss	(26,318)	(14,263)

Interest (expense) income, net	(1,600)	13
Other (expense) Income, net	(32)	4
Change in fair value of derivatives	(1,617)	—
Loss on extinguishment of debt	—	(838)
Foreign exchange gain	(11)	(1)
Loss before income taxes	(29,578)	(15,085)
Income tax benefit	—	—
Net loss	$(29,578)	(15,085)

Revenues

Revenues for the nine months ended January 31, 2026 and 2025 were approximately $2.1 million and $4.5 million, respectively. The year-over-year decrease is primarily related to the timing of deliveries on current year projects versus the prior year contracts of WAM-Vs.

Cost of revenues

Cost of revenues for the nine months ended January 31, 2026 and 2025 increased to $4.3 million from $3.1 million, respectively. The year-over-year increase is related primarily to full recognition of one-time losses associated with contracts in strategically important markets. The expenses associated with these projects are now substantially complete, although they will continue to generate revenue over the next several months. Importantly, our core programs and commercial pipeline continue to demonstrate improving margin quality and operating leverage.

Operating expenses

Operating expenses for the nine months ended January 31, 2026 and 2025 were $24.2 million and $15.7 million, respectively. The increase of approximately $8.5 million was primarily the result of the significant increases in share-based compensation of $6.5 million, increases in employee-related expenses of $1.5 million, an increase in product development costs of $0.5 million, and increases in general and administrative fees of $0.5 million, offset partially by decreases in professional fees of $0.5 million.

Interest (expense)/income

Interest (expense)/income for the nine months ended January 31, 2026 and 2025 was ($1.6) million and $13,000, respectively, with the change primarily related to interest expenses associated with the May and October 2025 convertible notes.

Other (expense) income, net

Other (expense) income, net for the nine months ended January 31, 2026 and 2025 was $(32,000) and 4,000, respectively, with the change primarily related to a litigation settlement of $195,000, offset by insurance proceeds of $163,000 in the current year.

Change in fair value of derivatives

The change in the fair value of derivatives for the nine months ended January 31, 2026 and 2025 was $1.6 million and zero respectively. The increase is a result of the fair value of the current years derivative in association with the convertible debt issued in May and October of 2025.

Loss on extinguishment of debt

The loss on extinguishment of debt of $0.8 million as of January 31, 2025 relates to convertible notes issued in December 2024 that were converted to common stock in December 2024.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $29.6 million and $15.1 million for the nine months ended January 31, 2026 and 2025, respectively. Refer to “Liquidity Outlook” below for additional information.

Net cash used in operating activities

During the nine months ended January 31, 2026, net cash used in operating activities was $19.9 million, an increase of of $5.3 million compared to net cash used in operating activities during the nine months ended January 31, 2025 of $14.6 million. This primarily reflects an increase in net loss of $13.8 million, account receivable, and inventory on hand, partially offset an increase in accounts payable, contract liabilities, and equity compensation in the current year versus the prior year.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended January 31, 2026 was $1.8 million, compared to $0.4 million during the nine months ended January 31, 2025, a change of $1.4 million. The net cash used in investing activities during the nine months ended January 31, 2026 was due to the purchase of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended January 31, 2026 and January 31, 2025 was $22.0 million and $21.9 million, respectively. The current year activity was driven by the proceeds raised related to the issuance of the May and October 2025 convertible notes of $17.6 million and ATM proceeds of $5.2 million, and the prior year activity was related primarily to ATM proceeds of $16.8 million, $3.2 million in proceeds related to convertible debt issued in December 2024, and proceeds from other capital rases of $2.5 million discussed above under “Liquidity”.

Effect of exchange rates on cash and cash equivalents

There was no material effect of exchange rates on cash and cash equivalents during either the three or nine months ended January 31, 2026 and January 31, 2025.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of January 31, 2026, our year-to-date revenues were $2.1 million, our year-to-date net losses were $29.6 million, and our year-to-date net cash used in operating activities was $19.9 million.

We expect to continue to devote substantial resources to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, and the potential that this affects the demand for, or restrict the use of, our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	our ability to do business with properly qualified customers that have good credit ratings and pay their obligation on a timely basis;
●	our failure to apply technology, data analytics and artificial intelligence effectively in driving value for our customers through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;
●	the ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, the conflict between the United States, Israel and Iran, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

Our business is capital intensive, and through January 31, 2026, we have been funding our business principally through sales of our securities. As of January 31, 2026, our cash and cash equivalents and long-term restricted cash balance was $7.2 million and we expect to fund our business with this amount and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents, and short term investments, may not be sufficient to fund its planned expenditures through March 2027.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our CEO and CFO concluded that these disclosure controls and procedures were effective as of January 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to adopt and use artificial intelligence could have a material impact on our business.

The development, adoption and use of artificial intelligence (“AI”) technologies are rapidly transforming our industry, enabling faster data analysis and automation through machine learning and predictive modeling. Many of our competitors are investing heavily in AI-driven capabilities to enhance customer acquisition, personalization, pricing optimization, supply chain efficiency, product development, and marketing effectiveness. If we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness, our ability to effectively execute our strategic transformation and requiring additional investments that increase our costs. Laws and regulations regarding AI are rapidly evolving as well, including in the areas of data privacy, cybersecurity, intellectual property, and data protections. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI in our business.

There are doubts about our ability to continue as a going concern.

Our current cash balance may not be sufficient to fund our planned expenditures through twelve months from the filing date of this Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes we are a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Such adjustments could be material. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

Delays or difficulties in converting backlog into revenue could adversely affect our results of operations.

As of January 31, 2026, our backlog was $19.9 million, a significant increase compared to the prior year. While backlog represents business under contract that we expect to recognize as revenue, the timing of conversion is uncertain and may be delayed due to changes in customer schedules, contract modifications, regulatory approvals, or other factors beyond our control. If we are unable to convert backlog into revenue as anticipated, our results of operations and cash flows could be negatively affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 6. EXHIBIT INDEX

10.1		Third Amendment to Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2026).

10.2		First Amendment to Amended & Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 4, 2025).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – January 31, 2026 (unaudited) and April 30, 2025, (ii) Consolidated Statements of Operations (unaudited) – three and three months ended January 31, 2026 and 2023, (iii) Consolidated Statements of Comprehensive Loss (unaudited) – three and three months ended January 31, 2026 and 2021, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) – three and three months ended January 31, 2026 and 2023 (v) Consolidated Statements of Cash Flows (unaudited) –three months ended January 31, 2026 and 2023, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	##	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.

(Registrant)

Date: March 17, 2026		/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Date: March 17, 2026		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

