Form 10-K
period 2026-04-30
Ocean Power Technologies, Inc.
filed 2026-08-19
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of October 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $18.7 million based on the closing sale price of the registrant’s common stock on that date as reported on the NYSE American.

The number of shares outstanding of the registrant’s common stock as of August 18, 2026 was 270,138,823.

OCEAN POWER TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

PowerBuoy®, PB-Vue ®, PowerTower ®, Making Waves in Power ®, Talk on Water ®, Merrows™, WAM-V® and the Ocean Power Technologies logo are trademarks of Ocean Power Technologies, Inc. All other@ trademarks appearing in this annual report are the property of their respective holders.

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

Our fiscal year begins on May 1 and ends on April 30. When we refer to a particular fiscal year, we are referring to the fiscal year ending on April 30 of that year. References to fiscal 2026 are to the fiscal year ended April 30, 2026.

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

Our MDAS is also designed to provide persistent situational awareness beneath the ocean surface, an area inaccessible to conventional technologies such as radar or the AIS. This capability plays a critical role in supporting national security objectives, enabling autonomous maritime operations, and protecting marine resources and infrastructure. Key system components include:

Sensing and Detection

●	Passive Acoustics: Identifies underwater sound signatures from sources such as submarines, divers, and marine life.

●	Active Sonar: Emits and receives sound pulses to locate and track underwater objects and terrain.

●	Magnetometers: Detects metallic anomalies, including submersibles and naval mines.

●	Seismic and Pressure Sensors: Monitors vibrations and pressure changes indicative of movement or underwater disturbances.

Communications and Networking

●	Acoustic Modems: Enables underwater data transmission between sensors and platforms over medium ranges.

●	RF and Satellite Relay: Transmits compressed data from surface nodes to command centers via satellite or terrestrial links.

●	Edge Processing: Utilizes onboard AI and machine learning to analyze data locally, prioritize key findings, and reduce transmission loads.

Data Fusion and Analysis

●	Multi-Domain Correlation: Integrates inputs from undersea, surface, and aerial platforms to generate a unified operational picture.

Command, Control, and Decision Support

●	Automated Alerts: Flags high-priority events, such as unauthorized intrusions, suspicious underwater activity, or infrastructure tampering.

Representative Applications

●	Defense and Security

○	Detects Submarine and Unmanned Underwater Vehicles (UUV) in contested maritime zones.

○	Monitors strategic chokepoints and exclusive economic zones (EEZs).

○	Protects undersea cables and energy infrastructure from sabotage.

●	Critical Infrastructure Protection

○	Secures offshore oil and gas platforms, wind farms, desalination plants, and seaports.

●	Environmental and Regulatory Compliance

○	Monitors marine life and supports conservation

○	Detects illegal fishing, dredging, or resource extraction.

●	Commercial Operations

○	Enhances situational awareness for offshore energy installations.

○	Supports navigation and missions for autonomous subsea vehicles.

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

We believe that our RaaS model supports our strategic goals of increasing recurring revenue, improving asset utilization, broadening our customer base and expanding customer lifetime value. As RaaS involves OPT-owned systems deployed in customer-controlled environments, we evaluate associated risks related to asset recoverability, service delivery logistics, and liability exposure. Based on these assessments, we implement appropriate contractual protections, insurance coverage, and operational safeguards to mitigate such risks and ensure continuity of service and asset security

Power as a Service (“PaaS”)

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

Our Autonomous Vehicles business centers around our patented WAM-V® (Wave Adaptive Modular Vessel) platform, a class of modular USVs engineered to support autonomous maritime operations in inshore, nearshore, and offshore environments. The WAM-V® platform is designed to enable scalable, real-time data acquisition and payload customization based on mission requirements.

WAM-V® vessels are manufactured in three standard sizes, 8, 16, and 22 feet, and are built on a modular framework. This design allows interoperability across propulsion types (electric and/or liquid-fuel) and supports rapid integration of third-party sensors and mission systems. These features make the platform suitable for a wide range of operational use cases, including underwater, survey, scientific research, port security, subsea infrastructure inspection, and defense surveillance.

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

We expect continued demand for WAM-V® platforms driven by factors including increased investment in autonomous marine systems, cost advantages over crewed vessels, global regulatory mandates for maritime monitoring, and defense modernization initiatives. However, actual adoption rates may be affected by procurement cycles, governmental budgetary constraints, and competitive offerings.

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

The PowerBuoy® represents a core technology component across multiple OPT offerings, including DaaS and PaaS. These integrated offerings are intended to support long-term growth in recurring revenue and platform utilization. We believe the PowerBuoy® is well suited to serve emerging demand for autonomous, low-emission offshore infrastructure.

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

Merrows™ facilitates the collection, processing, and secure transmission of multi-modal sensor data including radar, acoustic, visual, weather, and geospatial inputs. The platform supports real-time and historical data analysis and integrates artificial intelligence and machine learning to support operational decision-making, anomaly detection, and system automation.

Merrows™ has been deployed in multiple instances and is integrated within several OPT service offerings, including DaaS and RaaS. Merrows™ is offered as part of comprehensive system deployments and is not currently marketed as a standalone product.

We believe the Merrows™ system enhances the value proposition of our broader portfolio by enabling cross-platform interoperability and improving the operational efficiency and data fidelity of autonomous maritime missions.

Recent Technological Advancements

During fiscal year 2026 and through the date of this filing, we achieved several notable milestones related to the continued development and operational deployment of our autonomous maritime systems. These developments reflect our investment in platform capability enhancement, strategic partnerships, and customer-oriented service infrastructure:

●

Demonstrated the operational maturity of its Merrows™-equipped PowerBuoy® platform through a successful deployment supporting U.S. Coast Guard maritime domain awareness operations under a Department of Homeland Security award. The system generated approximately 0.5 MWh of renewable energy while maintaining reliable offshore performance, validating the Company’s ability to deploy and sustain persistent maritime intelligence infrastructure. The deployment also demonstrated integration with Anduril Industries’ Lattice AI-enabled command and control platform, further enhancing autonomous maritime domain awareness capabilities. Additionally, the Company continued implementing operational technologies and digital tools to improve scalability, execution, and lifecycle support across its growing portfolio of autonomous maritime systems.

●	Advanced its offshore autonomy capabilities through the successful demonstration of autonomous docking, charging, and redeployment of its WAM-V® autonomous surface vehicle. The technology enables maritime drones to recharge and return to operation without human intervention, extending mission duration and reducing operational costs. The Company also progressed development of offshore charging capabilities for integration with its PowerBuoy® platform, supporting the creation of distributed offshore charging infrastructure for autonomous maritime systems. In addition, OPT advanced its next-generation WAM-V® system architecture to improve platform resilience, endurance, payload compatibility, and upgradeability, further enhancing its ability to support persistent autonomous operations across defense and commercial markets.

5

●

Entered into a strategic partnership with Mythos AI to integrate advanced AI-driven autonomy software across its WAM-V® autonomous surface vehicles and PowerBuoy® platforms. The collaboration is intended to enhance autonomous maritime operations through real-time edge processing, multi-sensor fusion, adaptive learning, obstacle avoidance, and multi-vehicle coordination capabilities.

The integration of Mythos AI’s autonomy framework expands OPT’s ability to deliver intelligent, modular maritime solutions that combine power generation, communications, and autonomous operations. This advancement supports the Company’s strategy to provide more capable, scalable, and persistent maritime systems for defense, security, and commercial applications.

●	Entered into a strategic partnership with Gradient Marine to enhance the digital engineering capabilities of its PowerBuoy® and WAM-V® platforms through the development of digital twin and simulation technologies. By integrating Gradient Marine’s Virtual Maritime Picture (VMP) software, the Company expanded its ability to perform virtual mission rehearsal, lifecycle testing, and operational simulations prior to deployment. These capabilities are intended to accelerate product development, reduce operational risk, improve mission planning, and support customer training across defense, security, offshore infrastructure, and commercial applications. The initiative further advances OPT’s strategy of combining autonomous maritime systems with advanced digital engineering tools to improve operational effectiveness and customer outcomes.

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

ISR is a critical function in military and security operations that involves the collection, processing, and dissemination of information to support decision-making, targeting, and situational awareness. and is central to OPT’s strategic positioning as a provider of autonomous, intelligent, and scalable maritime mission systems, enabling it to serve both national security and commercial maritime markets through recurring services and full-stack platform offerings. ISR is a core enabler of our strategy, driving value across defense, homeland security, and international maritime markets. ISR capability is not only a product feature, but a strategic differentiator woven into OPT’s platform design, autonomy stack, and service delivery models.

We believe our platform-centric approach for ISR aligns OPT with three primary global trends:

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

Market Trends and Tailwinds

Defense and Environmental Monitoring Demand

The defense sector continues to prioritize autonomous and AI-enabled systems to enhance maritime domain awareness, situational awareness, decision-making, and operational cost-efficiency. Customers increasingly seek solutions capable of collecting, integrating, and analyzing data from distributed sensors to support real-time operational decisions with reduced human intervention. Regulatory initiatives and funding priorities within the U.S. Department of War, the Intelligence Community, the Department of Homeland Security, allied governments, and other international defense organizations continue to support investments in autonomous maritime capabilities and advanced sensing technologies. OPT believes these trends align well with its integrated portfolio of autonomous surface vehicles, PowerBuoy® platforms, maritime communications, and the Merrows™ AI-enabled maritime domain awareness platform. The Company continues to align its product development and commercial strategy with evolving customer requirements while pursuing opportunities with defense prime contractors, government agencies, and allied foreign ministries.

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

Competitive Positioning and Global Demand

The rising global focus on unmanned maritime systems is expanding OPT’s addressable market across multiple sectors and geographies. Our platforms are being evaluated or deployed for use in:

●	Defense and Security Missions: In alignment with the Department of Homeland Security’s (“DHS”) Maritime Domain Awareness goals and the U.S. Coast Guard’s Unmanned Systems Strategic Plan.

●	Infrastructure Protection: Including remote surveillance of undersea cables, pipelines, and offshore installations.

●	Commercial Operations: Such as offshore wind development, subsea exploration, permit obtainment and port monitoring.

Our modular platforms, specifically the PowerBuoy® and WAM-V®, are designed to support autonomous missions with minimal human intervention, and offer value in shallow-water, nearshore, and offshore environments.

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

Product Development Focus

Autonomy Advancement (Level 3 and Beyond)

We have expanded our internal autonomy engineering team with the addition of full-time specialists in control systems and software integration. This investment supports the development of autonomous capabilities across OPT’s vehicle platforms, with a focus on reliable, adaptive, and scalable mission execution. Our autonomous systems are designed to execute missions with minimal operator involvement while continuously adapting to changing environmental conditions such as waves, wind, vessel traffic, and other dynamic operating factors. At the same time, a human operator remains able to monitor operations and intervene whenever necessary, providing an additional layer of safety and operational oversight. These investments strengthen OPT’s ability to deliver increasingly capable autonomous maritime solutions for defense, security, and commercial customers while supporting safe, reliable, and persistent operations in complex maritime environments.

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

The unmanned surface vessel (“USV”) sector remains dynamic. In June 2024, the U.S. Navy awarded multiple indefinite-delivery/indefinite-quantity contracts to 49 vendors to support its current and future USV Family of Systems and subsystems. The contracts have an aggregate ceiling value of approximately $982.1 million and cover platforms, payloads, sensors, autonomy and vehicle-control systems, communications, integration and sustainment services. During fiscal 2026, the Navy continued to fund unmanned maritime programs and activities. In June 2025, the Navy awarded HII Unmanned Systems, Inc. an indefinite-delivery/indefinite-quantity contract with a ceiling value of approximately $85.7 million for engineering support services for the MK 18 Unmanned Underwater Vehicle Family of Systems. The Navy’s fiscal 2026 budget request also included approximately $49 million for the Large Unmanned Surface Vessel program. In August 2025, the Navy exercised a $7.7 million option for continued operations and sustainment of the Sea Hunter and Seahawk Medium Unmanned Surface Vessels, with $2.5 million obligated at the time of award. In addition, the Navy advanced its Modular Attack Surface Craft acquisition initiative for modular, commercially derived unmanned surface vessels. These developments reflect continued U.S. government investment in unmanned maritime systems and increasing competition among established defense contractors and emerging maritime-technology companies.

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

OPT offers a suite of interoperable platforms—PowerBuoy®, WAM-V® USVs, and the Merrows™ data system, designed to function as a cohesive ocean intelligence network. This integration may reduce logistical complexity and improve system interoperability for customers compared to point-solution providers.

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

As of April 30, 2026, OPT has deployed over 100 WAM-V® platforms globally and completed multiple operational deployments of PowerBuoy® systems in varying marine conditions. These deployments contribute to our operational validation record, though additional deployments and independent assessments are ongoing.

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

Recent Contracts and Commercial Developments

During fiscal 2026 and fiscal 2027 to date, OPT executed several commercial transactions that expanded our international presence and supported strategic positioning in defense and commercial maritime sectors:

●	Expanded its international maritime security engagements across Europe through customer training and autonomous maritime system handover activities in Italy and Greece, supporting the deployment and operation of its maritime drone platforms by international customers. The Company also participated in the 11th National Maritime Security Forum in Warsaw, Poland, where it engaged with government, military, and industry leaders regarding maritime critical infrastructure protection and Baltic security. These activities reflect the Company’s continued expansion of its international commercial presence and support its strategy of growing relationships with allied governments, defense organizations, and strategic partners in the autonomous maritime and maritime security markets.

●	During fiscal 2026, the Company continued its engagement with the U.S. Navy’s Portfolio Acquisition Executive – Robotics and Autonomous Systems (PAE RAS) organization to support the evaluation of its autonomous maritime capabilities for potential future defense applications. These activities do not constitute a contract award or procurement decision.

●	The Company received notification from the U.S. Government that its WAM-V® unmanned surface vehicle platform had been selected for further technical engagement following a competitive capability assessment. While the notification did not constitute a contract award or procurement decision, it provides an opportunity for continued engagement with the U.S. Government as agencies evaluate autonomous maritime technologies for potential future applications. The Company cannot provide assurance that this assessment will result in future contract awards or additional business opportunities.

●	Recognized by the Association for Uncrewed Vehicle Systems International (AUVSI) as a Certified Trusted Uncrewed Maritime Systems (UMS) Operator Training Provider. This certification enables the Company to deliver industry-recognized operator training and certification programs using its WAM-V® autonomous surface vehicle platform. The designation supports the professionalization of autonomous maritime operations by promoting standardized training, operational proficiency, and safety practices. The program enhances workforce readiness for autonomous maritime systems and further strengthens OPT’s position within the growing maritime autonomy ecosystem.

●	Awarded a contract to deploy and operate four Merrows®-equipped PowerBuoy® systems in support of a U.S. Department of Homeland Security and U.S. Coast Guard maritime domain awareness program. The deployment demonstrated the Company’s ability to provide persistent, renewable-powered offshore surveillance infrastructure capable of long-duration operations with minimal maintenance requirements. The systems were designed to integrate with Anduril Industries’ Lattice command-and-control platform and surveillance network, enabling unified sensor fusion, enhanced situational awareness, and real-time decision support. This deployment further validated the interoperability, scalability, and operational effectiveness of OPT’s autonomous maritime monitoring solutions for national security applications.

●	Expanded the deployment of its WAM-V® autonomous surface vehicle platform through a contract with a Nordic underwater research customer for a fully integrated system. The deployment highlights the adaptability of the WAM-V® platform for autonomous survey, inspection, and research applications and demonstrates continued international adoption of the Company’s autonomous maritime technologies. The contract further validated the scalability and commercial readiness of OPT’s integrated autonomous solutions across a growing range of defense, security, scientific, and offshore monitoring applications.

Backlog

As of April 30, 2026, our contract backlog was approximately $20.1 million, compared to $12.5 million as of April 30, 2025. The backlog represents the value of unfulfilled, purchase orders and agreements with commercial and governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Our approach emphasizes disciplined capital allocation, with a focus on near-term commercial viability and alignment with long-term Company strategy and platform goals. As of April 30, 2026, our product development activities primarily support enhancements to existing systems. However, we expect to expand these efforts to include new platform capabilities, advanced autonomy features, and mission-specific configurations in response to evolving customer requirements and emerging market opportunities

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

As of April 30, 2026, OPT held approximately 82 issued U.S. patents covering innovations in the following categories:

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

Facility Security Clearance

OPT currently holds an FCL from the U.S. Department of War, which allows our company to access and perform work on contracts involving classified information at the “Secret” level. This clearance supports our eligibility to participate in certain U.S. government programs, particularly in the defense and intelligence sectors.

To maintain this clearance, OPT is required to comply with a range of ongoing security and operational requirements under the National Industrial Security Program. These requirements include:

●	Personnel Screening: Key management personnel and employees who access classified information must hold active U.S. government security clearances.

●	Facility Safeguards: Classified information must be stored, handled, and transmitted in secure areas using approved security systems and procedures.

●	Designated Security Officer: We are required to designate a trained Facility Security Officer who manages our industrial security program and coordinates with government agencies.

●	Insider Threat Program: OPT must operate a formal insider threat detection and reporting program, including employee training and risk mitigation practices.

●	Export and Foreign Ownership Compliance: If foreign ownership or influence is present, OPT must disclose this to the U.S. government and implement approved safeguards to mitigate potential risks.

●	Security Training: All cleared personnel must complete initial and annual security training, including awareness of insider threats and reporting obligations.

●	Ongoing Oversight: The company is subject to periodic inspections and reviews by the Defense Counterintelligence and Security Agency, which oversees compliance with federal security regulations.

Failure to comply with these requirements could result in the suspension or revocation of our security clearance, which may impact our ability to perform on classified contracts or bid on certain U.S. government opportunities.

Export Control and Trade Compliance

We are subject to U.S. export control laws, including the International Traffic in Arms Regulations (ITAR) and the Export Administration Regulations (“EAR”). Certain technologies, components, and technical data integrated into OPT systems may require U.S. government authorization for export, re-export, or third-party access. OPT maintains internal compliance protocols to support adherence to applicable export control requirements and customer-specific licensing obligations.

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

Telecommunications and Data Transmission

Several OPT platforms transmit real-time operational data via satellite, LTE/5G, or other secure communications channels. These activities are subject to domestic and international telecommunications regulation, including oversight by the FCC and analogous bodies abroad. OPT maintains policies to ensure frequency band licensing, data privacy compliance, and secure communications protocols are met.

Government Contracting and Compliance

As a contractor and supplier to U.S. government agencies—including the Department of War (DoW), Department of Energy (DOE), and National Oceanic and Atmospheric Administration (NOAA)—we are subject to the FAR, Defense Federal Acquisition Regulation Supplement, and other federal procurement standards. These frameworks govern cybersecurity, ethics, cost allowability, and reporting obligations. We are also subject to the terms of government funding agreements that may impose IP licensing restrictions or data rights limitations.

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

Human Capital Management

We recognize that our workforce is central to our innovation, operational performance, and long-term business success. As of April 30, 2026, OPT employed 65 full-time employees, all located in the United States. We believe our ability to attract, develop, and retain a skilled workforce is critical to the execution of our strategic and technical objectives.

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

Quality, Health, Safety, and Environmental

Quality, Health, Safety, and Environmental (QHSE) performance is a core value of OPT and is integrated into our operational and business processes. We maintain an integrated QHSE Management System designed to support product quality, employee health and safety, environmental stewardship, risk management, regulatory compliance, and continuous improvement across our operations.

Our primary manufacturing and research & development facilities in Monroe Township, New Jersey and Richmond, California are certified to ISO 45001, the international standard for occupational health and safety management systems. Both sites are also certified to ISO 9001, the international standard for quality management systems. These certifications reflect our commitment to maintaining structured management processes that support consistent product quality, safe operations, and continuous improvement.

Key elements of our integrated QHSE Management System include:

●	Employee stop-work authority and proactive hazard identification practices;

●	Monitoring and evaluation of leading and lagging performance indicators;

●	Structured incident investigation and root cause analysis processes;

●	Ongoing employee training, competency development, and engagement, and

●	Management system reviews and continuous improvement initiatives.

Through our integrated ISO 9001 and ISO 45001-certified management systems, we seek to maintain high standards of quality, health, safety, and environmental performance while supporting operational effectiveness and regulatory compliance.

Operational Sustainability and Product Risk Review

Based on external review and regulatory agency feedback (including from NOAA and the U.S. Army Corps of Engineers), PowerBuoy® platforms have been determined to pose no material harm to marine ecosystems. Key safety features include:

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

We have incurred net losses since we began operations in 1994, including net losses of $48.9 million and $24.5 million in fiscal 2026 and 2025, respectively. As of April 30, 2026, we had an accumulated deficit of $381.0 million. Our losses to date have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative costs. As we continue to develop our proprietary technologies, we expect to continue to have a net loss and use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services.

We do not know whether we will be able to successfully commercialize our products and services or whether we can achieve profitability. There is significant uncertainty about our ability to successfully commercialize our products in our target markets. Even if we do achieve commercialization of our products and services and become profitable, we may not be able to achieve or, if achieved, sustain profitability on a quarterly or annual basis.

Loss of U.S. Government security clearances could harm our business

We maintain a FCL at the Secret level, which enables us to perform on U.S. government contracts that involve access to classified information. Our eligibility to maintain this clearance is subject to the requirements of the National Industrial Security Program, administered by the Defense Counterintelligence and Security Agency (DCSA). If we fail to comply with these requirements, such as through deficiencies in our security protocols, loss of cleared personnel and inability to replace these people in key roles, or failure to report material organizational changes, our FCL may be suspended or revoked. If FCL is suspended or revoked, OPT will no longer be able to participate or bid on contracts that involve classified information.

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

We may require additional capital to fund our operations, and if such capital is unavailable on acceptable terms, our business, financial condition and ability to continue executing our strategic plan could be materially adversely affected and we may not be able to continue to operate our business

Historically, we have funded our business operations through sales of equity and debt securities. We have raised approximately $28.7 million during fiscal 2026, and had an unrestricted cash balance of $8.7 million as of April 30, 2026. We do not know whether we will be able to secure additional funding if needed in the future or, if secured, whether the terms will be favorable to us or our investors. Our ability to obtain additional funding will be subject to several factors, including market conditions, our operating performance, litigation and investor sentiment. These factors may make additional funding unavailable, or the timing, dollar amount, and terms and conditions of additional funding unattractive.

Our future capital requirements will depend on numerous factors, including the timing and extent of customer sales and deployments, collections from customers, expenditures related to product development and commercialization, compliance obligations associated with government contracts, and general market conditions. There can be no assurance that we will be able to obtain additional financing when needed or on terms acceptable to us.

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

Our ability to obtain, maintain and renew facility and personnel security clearances depends upon continued compliance with evolving government security requirements. Increased scrutiny of contractors supporting defense, intelligence and critical infrastructure programs may increase compliance costs and administrative burdens. Any delay in obtaining or renewing required clearances could adversely affect our ability to compete for, win or perform government contracts. The Company’s operations and performance depend significantly on global and regional economic conditions. Macroeconomic conditions, including inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially and adversely affect demand for the Company’s products and services. In addition, confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, declines in income or asset values, energy market dislocations and cost increases, labor and healthcare costs and other economic factors. An adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers and other partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency. We cannot predict the timing or scale of these various macroeconomic conditions, but they could have a material adverse effect on our business, results of operations and financial condition.

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

A significant portion of our current and anticipated business depends upon government customers and government-funded programs.

Government contracts are subject to appropriations, budget priorities, procurement delays, audits, investigations, termination rights, and political considerations that are beyond our control. Changes in defense spending priorities, shifts in agency missions, reductions in appropriations, government shutdowns, continuing resolutions, procurement protests, or changes in administration priorities may delay or reduce contract awards and funding. Government contracts also typically permit termination for convenience and may subject us to audits and other oversight activities. Any reduction, delay, termination or adverse audit finding could materially adversely affect our business, financial condition and results of operations.

Delays or difficulties in converting backlog into revenue could adversely affect our results of operations.

As of April 30, 2026, our backlog was $20.1 million, a significant increase compared to the prior year. While backlog represents business under contract that we expect to recognize as revenue, the timing of conversion is uncertain and may be delayed due to changes in customer schedules, contract modifications, regulatory approvals, or other factors beyond our control. If we are unable to convert backlog into revenue as anticipated, our results of operations and cash flows could be negatively affected.

There are doubts about our ability to continue as a going concern.

Our current cash balance may not be sufficient to fund our planned expenditures through twelve months from the filing date of this Form 10-K. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes we are a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern. Such adjustments could be material. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financing or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

Any current or future indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to any indebtedness could adversely affect our liquidity and financial condition.

We have $10.4 million in convertible notes to investors outstanding Our debt level and the need to meet related covenants can have negative consequences. We may incur more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. The convertible notes also impose certain restrictions on us, including financial covenants and events of default. Upon an event of default, for example, the lenders can get an increased rate of return and force a redemption, which could adversely affect our liquidity and financial condition. The conversion provisions of the convertible notes may also create significant dilution and downward pressure on the market price of our common stock. In addition, holders of the notes may engage in hedging or other market activities that could increase volatility in our common stock. The existence of the notes may also make it more difficult for us to raise additional equity capital on favorable terms.

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

We currently maintain cash balances in accounts at U.S. financial institutions that we believe are high quality. These accounts are in non-interest-bearing and interest-bearing operating accounts and may, from time to time, exceed the Federal Deposit Insurance Corporation. (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held more than such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, our third-party vendors and counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our business, financial condition, results of operations and liquidity.

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

Currency transaction risk may adversely affect our business, financial condition and results of operations.

Our reporting currency is the U.S. dollar, however sometimes we incur costs in the local currency of countries in which our customers and suppliers are located. As a result, we are subject to currency transaction risk. A percentage of our revenue has historically been generated outside the U.S. and can be denominated in foreign currencies of our customers. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenue and cost of revenue and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on the results of our operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, financial condition and results of operations.

Risks Related to Growth of Our Business

If sufficient demand for our solutions and services or new products does not develop or takes longer to develop than we anticipate, our revenue generation will be limited, and it is unlikely that we will be able to achieve and, if achieved, then sustain profitability.

Even if wave energy and maritime domain awareness technology achieve broad commercial acceptance, our products, including our MDAS offering, PowerBuoys® B and WAM-V® autonomous surface vessels may not prove to be commercially viable technologies. We have invested a significant portion of our time and financial resources since our inception in the development of our PowerBuoys® but have not yet achieved successful large scale or profitable commercialization of our PowerBuoys®. We have also added the WAM-V® product line, but we have not achieved profitability with this product line. As we seek to manufacture, market, sell and deploy our PowerBuoys® and WAM-Vs® in greater quantities, we may encounter unforeseen hurdles that would limit the commercial viability of these products, including unanticipated manufacturing, deployment, operating, maintenance and other costs. We may also encounter technical obstacles to deploying, operating and maintaining PowerBuoys®, WAM-Vs®, or other products.

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

Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the U.S., many of which are beyond our control including:

●	political and social attitudes, laws, rules, regulations, and policies within countries that favor local companies over U.S. companies, including government-supported efforts to promote local competitors;

●	new and expanded U.S. tariffs enacted in 2025 on imported components, particularly from China, have the potential to increase the cost of materials used in our PowerBuoy®, WAM-V®, and Merrows™ platforms. These tariffs may also lead to supply chain delays, reduced margins, and increased pricing pressure. If we cannot mitigate these impacts through sourcing alternatives or operational efficiencies, our business and financial performance could be adversely affected;

●	Changes in government budget priorities, appropriations delays, continuing resolutions, government shutdowns, or reductions in defense or homeland security spending may delay procurement decisions, contract awards, funding, customer acceptance activities, or payments under existing contracts, which could adversely affect our revenues, operating results, and cash flows.

●	differing legal systems and standards of trade which may not honor our intellectual property rights, and which may place us at a competitive disadvantage;

●	pressures from foreign customers and foreign governments for us to increase our operations in the foreign country, which may necessitate the sharing of sensitive information and intellectual property rights;

●	multiple conflicting and changing governmental laws and regulations, including varying labor laws and tax regulations;

●	reliance on various information systems and information technology to conduct our business, making us vulnerable to cyberattacks by third parties or breaches due to employee error, misuse, or other causes, that could result in business disruptions, loss of or damage to our intellectual property and confidential information (and that of our customers and other business partners), reputational harm, transaction errors, processing inefficiencies, or other adverse consequences;

●	regional or global economic downturns or recessions, varying foreign government support, unstable political environments, and other changes in foreign economic conditions;

●	difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriating cash;

●	longer sales cycles and difficulties in collecting accounts receivable; and

●	different customs and ways of doing business.

●	geopolitical conflicts, military actions, terrorism, civil unrest, or escalating international tensions may disrupt global supply chains, increase costs, delay the availability of critical components, affect customer procurement schedules, and increase cybersecurity threats. While heightened geopolitical tensions may increase government investment in maritime security, autonomous systems, and critical infrastructure protection, there can be no assurance that any resulting opportunities will offset the operational, financial, or supply chain risks arising from such events.

To date, our operations have not been materially adversely affected by global conflicts including Russia’s invasion of Ukraine, the current Israel/Palestine conflict, the conflict in Iran, or the recent attacks on merchant ships in the Red Sea. However, further escalation of these or other conflicts could result in, among other negative consequences, a disruption to the global economy and supply chain leading to a shortage of parts, materials and services needed to manufacture and timely deliver our products. Any such shortages could negatively impact our suppliers’ ability to meet our demand requirements and, in turn, our ability to satisfy our customer demand. These challenges, together with other challenges associated with operating an international business, may adversely affect our ability to recognize revenue and our other operating results.

If we are unable to effectively manage our growth, our business and operations could be adversely affected.

Our operations have expanded in recent years through increased commercial activity, international customer engagements, and the continued development of our autonomous maritime systems, software, and services. As our business grows, we must successfully manage increasing operational complexity, including manufacturing, supply chain management, engineering, product development, project execution, cybersecurity, regulatory compliance, customer support, and the recruitment, retention, and development of qualified personnel. Our current personnel, facilities, systems, internal controls, and business processes may not be sufficient to support future growth. If we are unable to effectively scale our operations, integrate new technologies, manage an expanding supplier base, or execute customer programs on schedule and within budget, we may fail to meet customer expectations or contractual requirements, experience cost overruns or operational inefficiencies, lose business opportunities, or damage our reputation. In addition, our growth strategy may include strategic partnerships, international expansion, and other commercial initiatives that could increase organizational complexity and require additional investments. Any failure to effectively manage these challenges could materially and adversely affect our business, financial condition, and results of operations.

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

While we strive to maintain constructive communications with our shareholders, we have been, and may in the future be, subject to actions initiated by activist shareholders. While the Company has successfully defended against these lawsuits, these efforts resulted in significant expense and management distraction. Any activist campaign against OPT that contests, conflicts with, or seeks to change, our board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist shareholders could disrupt our operations, be costly or time-consuming, or divert the attention of our board of directors and senior management from their regular duties, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties, including as a result of possible changes to the composition of our board, as to our future direction may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers and/or employees and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may affect our relationships with vendors, customers and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

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

We market and plan to market our services and products in multiple global regions, including parts of North and South America, Europe, Sub-Saharan Africa, Middle East, and Asia, and we are therefore subject to risks associated with having international operations. Revenue from customers who are based outside of the U.S. accounted for 67% of our revenue in fiscal 2026 and 60% of our revenue in fiscal 2025. Risks inherent in international operations include, but are not limited to, the following:

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

Our systems and processes involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of employees, and possibly customers and others. In addition, we rely on information systems controlled by third parties. Information system failures, network disruptions, and system and data security breaches, manipulation, destruction, ransom, or leakage, whether intentional or accidental, could impair our ability to provide services to our customers or otherwise harm our ability to conduct our business, including delays in execution of classified work or revocation of our FCL. Any such failures, disruptions or breaches could also impede the development, manufacture or shipment of products, interrupt or delay processing of transactions and reporting financial results, result in theft or misuse of our intellectual property or other assets, or result in the unintentional disclosure of personal, proprietary, sensitive, or confidential information of employees, customers, and others. Our development and use of our MDAS platforms, cloud-based offerings, as well as our evolution toward DaaS, PaaS and RaaS models, require us to host increasing amounts of our own data as well as customer data, and increases the risk that our and our customers’ data and financial and proprietary information could be more susceptible to such failures and data breaches.

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate or meet contractual obligations.

The increasing use of artificial intelligence technologies by threat actors may increase the sophistication, frequency and effectiveness of cyberattacks directed at the Company, its employees, customers, suppliers and business partners. In addition, the Company’s use of third-party software, cloud services, artificial intelligence tools and connected devices may introduce vulnerabilities that are outside of its direct control. We utilize, develop, install and maintain a number of information technology systems. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our customers and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems, as well as those of our customers, contractors and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information, as well as the confidential and proprietary information of our customers and other business partners. Industry-accepted security measures and technology to secure computer systems, and the information stored by cloud vendors on these systems are subject to threats. For example, as we plan to receive projects from the DoW and DHS, we will have to meet their framework for establishing cyber security standards and best practices, what they call Cybersecurity Maturity Model Certification at various levels as we grow our business with DoW and DHS. There can be no assurance that our efforts will prevent these threats, or that we will be able to secure appropriate certifications in this area. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. A party who circumvents our security measures, or those of our customers, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with applicable laws and regulations, including evolving government cyber security requirements for government contractors. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of our stock as of the ownership change by the applicable federal long-term tax-exempt rate. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year. If an ownership change should occur in the future, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by us in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards and we may be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact the results of our operations.

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

Many components used in our products are sourced from specialized suppliers with limited alternative sources. Disruptions resulting from geopolitical events, trade restrictions, tariffs, transportation delays, labor shortages, natural disasters, cybersecurity incidents, supplier financial distress or other events could adversely affect our ability to obtain critical components on acceptable terms or at all.

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

The regulatory framework governing autonomous and remotely operated marine systems continues to evolve. New laws, regulations, permitting requirements or operational restrictions may increase compliance costs, limit deployment opportunities or expose us to additional liability. Incidents involving autonomous systems, whether caused by software defects, communications failures, operator error, cyber intrusion or environmental conditions, could result in significant legal, regulatory, reputational and financial consequences.

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

Our products, software, technical data and services may be subject to U.S. export control laws, including the EAR, ITAR and economic sanctions programs administered by the Office of Foreign Assets Control. Violations of these laws could result in significant civil or criminal penalties, loss of export privileges, contract terminations and reputational harm. Compliance obligations may increase as we expand internationally and pursue additional defense and security opportunities.

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

If we are not able to comply with the applicable continued listing requirements or standards of the NYSE American, our common stock could be delisted from the NYSE American.

In order to maintain this listing, we must maintain a certain share price, and financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” which the exchange generally considers $0.10 per share, the NYSE American may suspend trading of our common stock, until the issuer corrects this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

Furthermore, the NYSE American has proposed a rule to amend Section 1003(f)(v) of the NYSE American LLC Company Guide to provide that if a security’s closing price is less than $0.25 (the “Minimum Trading Price”) on any trading day, the NYSE American will immediately suspend trading and commence delisting proceedings. Issuers will not be entitled to submit a plan to regain compliance, however, all issuers will retain the right to appeal a delisting decision. In addition, under the proposed rule NYSE American may suspend trading in a security that “has experienced a precipitous decline” and is not likely to recover even if not trading below the Minimum Trading Price. Although effectiveness of this rule has been delayed into 2027, the Company is monitoring its trading price carefully and may seek to obtain approval and implement a reverse split. Approval of a reverse split requires the majority of voting power of our outstanding common stock and, because our board of directors and management own limited shares of common stock, approval will depend on the vote of our unaffiliated stockholders. There are no assurances how the market price of our common stock will be impacted in future periods as a result of the general uncertainties in the capital markets and any specific impact on our Company as a result of the recent volatility in the capital markets.

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

In the past, companies that experienced significant volatility in the market price of their publicly traded securities have become subject to class action securities litigation. Our stock price has been volatile, and class action securities litigation and derivative lawsuits have been filed against us, and it is possible that additional lawsuits could be brought against us in the future. The results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our management’s attention from the operation of our business. For more information on our legal proceedings, see Item 3 “Legal Proceedings” of this Annual Report and Note 14 “Commitments and Contingencies in the accompanying consolidated financial statements for the fiscal year ended April 30, 2026.

Risks Related to Our Common Stock

If we issue additional shares of our equity securities in the future, our shareholders may experience substantial dilution in the value of their investment or their ownership interest.

Our certificate of incorporation currently authorizes us to issue up to 400,000,000 shares of our common stock and to issue and designate the rights of, without shareholder approval, up to 5,000,000 shares of preferred stock. In the future, if we were required to raise additional capital, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by other investors, and dilution to our shareholders in the value of their investment and their ownership and voting interest in the Company could result. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders.

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

On April 1, 2026 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company issued and sold senior convertible notes (the “Notes”) in an aggregate principal amount of $10.0 million. Beginning on the closing date, the Notes are subject to quarterly cash amortization payments through maturity. The Notes rank senior to the Company’s unsecured indebtedness, subject to certain exceptions, and contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, restricted payments, asset transfers, changes in business, and affiliate transactions. The Notes also contain customary events of default. The conversion of these notes into equity may occur at times and under pricing mechanisms that could lead to a substantial number of shares being issued, potentially at prices below prevailing market prices.

In June 2026 Company entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company agreed to issue and sell an aggregate of 25,000,000 shares of its common stock, together with warrants to purchase up to an aggregate of 25,000,000 additional shares of common stock (the “Warrants”). The Warrants become exercisable on the six-month anniversary of the date of issuance and have an exercise price of $0.40 per share, subject to customary anti-dilution adjustments.

The issuance of shares upon conversion of the Notes and Warrants noted above could dilute the ownership interests of existing stockholders, and the sales of such shares into the public market (or the perception that such sales may occur) could place significant downward pressure on the trading price of our common stock. If our share price declines, it may result in more shares being issued upon conversion of the notes, further diluting existing stockholders.

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

In June 2023 (and amended and restated in June 2026), our Board of Directors adopted a Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that the Company’s ability to utilize its net operating loss carryovers to reduce potential future federal income tax obligations may become substantially limited. The Section 382 Tax Benefits Preservation Plan is also intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding common stock without the approval of our Board of Directors. In June 2026, our Board of Directors adopted an amended and restated Section 382 Tax Benefits Preservation Plan for the same purposes.

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

Cybersecurity Incidents

During the fiscal years ended April 30, 2026 and 2025, we did not identify any cybersecurity incidents that had a material impact on our operations, liquidity, or financial condition. We did observe routine scanning, phishing attempts, and minor technical vulnerabilities, all of which were mitigated without operational disruption or data loss.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings, claims, investigations, and regulatory matters arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, management does not believe that any currently pending matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. The Company records liabilities for legal contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, the nature of the contingency is disclosed when required by applicable accounting standards. Litigation and other legal matters are inherently uncertain, and adverse outcomes could occur that may have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows in a future period.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders

Our common stock was listed on the Nasdaq Capital Market, under the symbol “OPTT” until June 2021 when the listing was transferred to the NYSE American under the same symbol. As of July 22, 2025, there were 116 holders of record for shares of our common stock. Since a portion of our common stock is held in “street” or nominee name, we are unable to determine the exact number of beneficial holders.

We adopted a Section 382 Tax Benefits Preservation Plan on June 29, 2023 (and amended and restated in June 2026) to diminish the risk we could experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could substantially limit or permanently eliminate our ability to utilize its net operating loss carryovers to reduce potential future income tax obligations. Under this plan, a person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of the outstanding common stock could be subject to significant dilution. See Note 13 to the consolidated financial statements included herein for more.

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

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities by the Company for the year ended April 30, 2026.

Equity Compensation Plan Information

The following table sets forth the indicated information as of April 30, 2026, with respect to our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Restricted Stock	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans approved by shareholders:
Stock Options	396,179	$1.83	—	(1)
Restricted Stock Units	23,275,173	N/A	—	(1)

Equity compensation plans not approved by shareholders:
Stock Options	—	—	—
Restricted Stock Units	687,500	N/A	1,151,487	(2)

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

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report, and elsewhere in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on April 30. References to fiscal 2024 are to the fiscal year ended April 30, 2026.

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

Business Update Regarding Macroeconomic Condition

During fiscal year 2026, our macroeconomic business environment was affected by geopolitical instability, persistent inflationary pressures, global supply chain constraints, tightening monetary policy, and recent shifts in international trade and tariff regimes. While our long-term demand outlook remains strong, these conditions could present operational and financial challenges, particularly in procurement, logistics, and cost control.

We continue to monitor federal budget developments, appropriations activity, agency guidance, and broader geopolitical events to assess downstream effects on pipeline conversion and resource allocation. During fiscal 2026, the U.S. Government operated under two continuing resolutions, experienced two temporary government shutdowns, and faced delays in the enactment of a full-year defense appropriation. In addition, heightened geopolitical tensions, including the conflict involving Iran, contributed to shifting government priorities and procurement timing across portions of the defense market. These factors resulted in delays in certain customer procurement activities, contract awards, and program funding decisions. While the timing of these opportunities remains uncertain, we believe our active positioning in mission-critical domains, including persistent maritime surveillance, energy resilience, and multi-domain autonomy, positions us well to compete for these opportunities as procurement activity resumes. However, additional political disruptions, appropriations delays, geopolitical instability, or changes in government priorities could further delay customer decisions and adversely affect our operating results, cash flows, and the timing of future contract awards.

Inflationary pressures may impact the cost of key inputs used in products. To partially offset these pressures, we have implemented cost optimization measures, adjusted pricing on new contracts, and re-evaluated supplier agreements.

Despite these headwinds, our diversified contract base, including U.S. federal government agencies, strategic defense contractors, and energy developers, provides a foundation for future revenue generation.

Looking ahead, we are monitoring global trade developments, interest rate policy, and energy infrastructure spending trends closely, and will adjust our operating and capital planning assumptions accordingly. Our proactive supply chain and pricing strategies are designed to support margin preservation and competitive positioning in a shifting economic landscape.

Capital Raises

During fiscal years 2025, 2026 and subsequently, we undertook various capital raising activities to support our strategic initiatives and operational needs.

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

A total of 16,192,137 shares were sold under the Ladenburg sales agreement during the year ended April 30, 2026 totaling proceeds of $7.4 million.

Convertible Debt Issuance

In May 2025 we issued $10.0 million in aggregate principal amount of convertible notes with a 24-month maturity to new institutional investors with net proceeds of $9.7 million. The notes are convertible into shares of our common stock under specific terms outlined in the Securities Purchase Agreement and Indenture. This financing was aimed at providing us with additional liquidity, supporting the commercialization of our systems, and advancing our autonomous maritime solutions. On October 7, 2025, we issued and sold to the investors $6.5 million of additional notes. On April 1, 2026, the Company issued and sold a new class of senior convertible notes (the “Notes”) in an aggregate principal amount of $10.0 million. These notes replaced all outstanding balances then outstanding under the May 2025 and October 2025 convertible note issuances. The Notes bear interest at a rate of 4.5% per annum and mature eighteen months from issuance unless earlier converted or repaid. Upon an event of default, the interest rate increases to 13.0% per annum. At maturity, the Notes are payable at 113% of their principal amount. The Notes are convertible, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.40 per share, subject to customary anti-dilution adjustments. A holder may not convert any portion of a Note to the extent such conversion would cause the holder to beneficially own more than 4.99% of the Company’s outstanding common stock. Beginning on the closing date, the Notes are subject to quarterly cash amortization payments through maturity. The Notes rank senior to the Company’s unsecured indebtedness, subject to certain exceptions, and contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, restricted payments, asset transfers, changes in business, and affiliate transactions. The Notes also contain customary events of default. With exception to the ATM proceeds, at the discretion of the lender, the Company may be required to reserve up to 30% of the net proceeds related to future capital raises to repay this note.

June 2026 Common Stock and Warrant Issuance

In June 2026 Company entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company agreed to issue and sell an aggregate of 25,000,000 shares of its common stock, together with warrants to purchase up to an aggregate of 25,000,000 additional shares of common stock (the “Warrants”). The combined purchase price for each share of common stock and accompanying Warrant was $0.40. The Warrants become exercisable on the six-month anniversary of the date of issuance and have an exercise price of $0.40 per share, subject to customary anti-dilution adjustments. This agreement resulted in $7.1 million in net proceeds to the Company. The Warrants expire on the sixth anniversary of the initial exercise date.

The sale of additional equity and convertible debt under new facilities could result in dilution to our shareholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. The Company cannot be certain that additional equity and/or debt financing will be available to the Company as needed on acceptable terms, or at all. If we are unable to obtain required financing when needed, we may be required to reduce the scope of our operations, including our planned incremental product development and marketing efforts, which could materially and adversely affect our financial condition and operating results. If we are unable to secure additional financing, we may be forced to cease our operations.

Backlog

As of April 30, 2026 and 2025, the Company’s backlog was $20.1 million and $12.5 million, respectively. The backlog represents the value of unfulfilled, purchase orders and agreements with commercial and governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Revenue recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) for contracts with customers and ASC Topic 842 - Leases (“ASC 842”) for leasing arrangements. In relation to ASC 606, which states that a performance obligation is the unit of account for revenue recognition, the Company assesses the goods or services promised in a contract with a customer and identifies a performance obligation as either: a) a good or service (or a bundle of goods or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. When no observable standalone selling price is available, the standalone selling price is generally estimated based upon the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration recognized in revenue for the years ended April 30, 2026 or 2025. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control (e.g., upon shipment, upon delivery, as services are rendered, or upon completion of service), including when performance obligations are satisfied in a bill-and-hold arrangement. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs or labor hours incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. For the quarter ended January 31, 2026 the Company recorded one-time losses associated with two contracts in strategically important markets. The expenses associated with these projects are now substantially complete, although they will continue to generate revenue over the next several months. Importantly, our core programs and commercial pipeline continue to demonstrate improving margin quality and operating leverage. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the fiscal year ended April 30, 2026 the Company recognized approximately $2.4 million in revenue related to performance obligations satisfied at a point in time and approximately $0.7 million in revenue related to performance obligations satisfied over time as compared to $4.9 million in revenue related to performance obligations satisfied at a point in time and $1.0 million in revenue related to performance obligations satisfied over time revenue for the fiscal year ended April 30, 2025.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease agreements or service agreements. Under cost-plus contracts, customers are billed for actual costs incurred plus an agreed-upon fee. Under fixed-price contracts, customers are billed based on contractually agreed pricing for specified deliverables or services. Under time-and-materials agreements, customers are billed based on negotiated labor rates for hours worked and the cost of materials, equipment, subcontractors, and other reimbursable expenses incurred in performing the work.

The Company has one type of fixed-price contract, firm fixed-price. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. For the fiscal years ended April 30, 2026 and 2025, the majority of the Company’s fixed price contracts were classified as firm fixed-price.

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

Financial Operations Overview

In each of the years ended April 30, 2026 and 2025, the Company had four customers whose revenue accounted for at least 10% of the Company’s consolidated revenue. These customers accounted for approximately 62% and 53% of the Company’s total revenue for 2026 and 2025, respectively.

We currently focus our sales efforts in key global markets in North America, South America, Europe and Asia. In fiscal 2026, we made significant progress in diversifying our customer and geographic base. Our strategic efforts to expand into defense, energy, and environmental monitoring markets in Europe, the Middle East, and Africa (EMEA) resulted in a substantial increase in EMEA-sourced revenue. This geographic expansion reflects the increasing global relevance of our autonomous maritime systems, particularly among government and industrial customers. It also demonstrates the early success of our international channel development initiatives, which we intend to further scale in fiscal 2026 through targeted partnerships, regional deployments, and export-driven offerings.

The following table shows the percentage of our revenue by geographical location of our customers headquarters for fiscal 2026 and 2025:

	Fiscal year ended April 30,
Customer Location	2026	2025
North America & South America	33%	66%
EMEA	48%	32%
Asia and Australia	19%	2%
Total	100%	100%

Cost of revenue

Our cost of revenue consists primarily of subcontracts, materials incurred, labor and manufacturing overhead expenses, such as engineering expenses, equipment depreciation, maintenance, and facility related expenses, and includes the cost of equipment to customize the PowerBuoy®, WAM-V® and our other products supplied by third-party suppliers. Cost of revenue also includes PowerBuoy® and other product system delivery and deployment expenses and may include losses recorded at the time a loss is forecasted to be incurred on a contract.

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

Fiscal Years Ended April 30, 2026 and 2025

The following table contains selected Consolidated Statements of Operations information, which serves as the basis of the discussion of our results of operations for the fiscal years ended April 30, 2026 and 2025:

	Fiscal years ended April 30,
	2026	2025
	(in thousands)
Revenue	$3,737	$5,861
Cost of revenue	9,658	4,201
Gross margin	(5,921)	1,660
Operating expenses	32,442	23,346
Operating loss	(38,363)	(21,686)
Interest income/(expense), net	(2,785)	47
Other (expense)/income	(878)	(22)
Change in fair value of financial instruments	(5,690)	(2,956)
Loss on extinguishment of debt	(1,186)	(838)
Foreign exchange loss	(13)	(45)
Loss before income taxes	(48,915)	(25,500)
Income tax benefit	—	1,034
Net loss	$(48,915)	$(24,466)

Revenue

Revenue for the fiscal years ended April 30, 2026 decrease of approximately $2.1 million related to the timing of deliveries on current year projects versus the prior year contracts of WAM-Vs.

Cost of revenues

Cost of revenues for the fiscal years ended April 30, 2026 increase of approximately $5.5 million is related primarily to the recognition of one-time losses associated with contracts in strategically important markets, including $0.7 million related to revenue and cost of goods sold at no margin to the Company for change orders on existing contract. The expenses and revenues associated with these projects will continue over the next several months.

Operating Expenses

Operating expenses for the fiscal years ended April 30, 2026 increased of approximately $9.1 million was primarily the result of the significant increases in share-based compensation of $4.9 million, increases in employee-related expenses of $1.5 million, an increase in professional fees of $0.9 million, and increases in credit loss expense of $0.8 million.

Interest income/(expense), net

Interest (expense)/income for the fiscal years ended April 30, 2026 and 2025 was ($2.8) million and $47,000, respectively, with the change primarily related to interest expenses associated with the May 2025, October 2025 and April 2026 convertible notes.

Other expense

Other (expense) income, net for the fiscal years ended April 30, 2026 increase of $0.8 million is primarily related to impairment expense for fixed assets of $0.8 million and a litigation settlement of $0.2 million, offset by insurance proceeds of $0.2 million in the current year.

Change in fair value of financial instruments

The change in the fair value of derivatives for the fiscal years ended April 30, 2026 and 2025 was $5.7 million and $3.0 million, respectively. The increase is a result of the fair value of the current years financial instruments in association with the convertible debt issued in May and October of 2025 and April 2026 in fiscal 2026 and the convertible debt issued in December 2024 for fiscal 2025.

Loss on extinguishment of debt

The loss on extinguishment of debt of $1.2 million as of April 30, 2026 relates to convertible notes that were issued in May and October 2025 and were repaid in full in April 2026. The loss on extinguishment of debt of $0.8 million as of April 30, 2025 relates to convertible notes that were issued in December 2024 and were converted to common stock in December 2024 loss on disposition of assets.

Income tax benefit

Income tax benefit reflects the sale by the Company of New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer programs, resulting in $1.3 million of tax benefit related to the fiscal year ended April 30, 2025. The Company did not sell any net operating losses in the fiscal year ended April 30, 2026.

Net cash used in operating activities

During the fiscal year ended April 30, 2026, net cash flows used in operating activities was $20.8 million, an increase of $2.1 million compared to net cash used in operating activities during the fiscal year ended April 30, 2025 of 18.6 million. This primarily reflects an increase in net loss of $24.4 million, prepaid expenses, and inventory on hand, partially offset an increase in accounts payable, contract liabilities, and equity compensation and decreases in accounts receivable in the current year versus the prior year.

Net cash used in in investing activities

Net cash used in investing activities during the fiscal year ended April 30, 2026 was $4.0 million, compared to $0.5 million during the fiscal year ended April 30, 2025, a change of $3.5 million. The net cash used in investing activities during fiscal year ended April 30, 2026 was due to the purchase of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the fiscal year ended April 30, 2026 was approximately $26.8 million compared to net cash used in financing activities during the fiscal year ended April 30, 2025 of $22.7 million. The current year activity was driven by proceeds from the issuance of the May 2025, October 2025, and April 2026 convertible notes of $26.5 million and ATM proceeds of $7.6 million, and the prior year activity was related primarily to ATM proceeds of $17.7 million, $3.2 million in proceeds from convertible debt issued in December 2024, and proceeds from other capital raises of $2.5 million discussed above under “Liquidity”.

Effect of exchange rates on cash and cash equivalents

The effect of exchange rates on cash and cash equivalents was not material during fiscal 2026 or fiscal 2026.

Liquidity Outlook

Since our inception, our operating cash flows have not been sufficient to fund our operations and provide the capital resources for our business. For the two-year period ended April 30, 2026 our aggregate revenue was $9.6 million, our aggregate net losses were $73.4 million and our aggregate net cash used in operating activities was $39.4 million.

We expect to devote substantial resources to continue our enhancement efforts for our products and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, and the potential that this affects the demand for, or restricts the use of, our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	our ability to do business with properly qualified customers that have good credit ratings and pay their obligation on a timely basis;
●	the ability to continue as a going concern;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

Our business is capital intensive, and through April 30, 2026, we have been funding our business principally through sales of our securities. As of April 30, 2026, our cash and cash equivalents and long-term restricted cash balance was $8.9 million and we expect to fund our business with this amount, future financings such as the June 2026 registered direct offering of common stock and warrants and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents may not be sufficient to fund its planned expenditures through twelve months from the filing date of the Form 10-K. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Standards

In recent periods, the Financial Accounting Standards Board (“FASB”) issued certain Accounting Standards Updates (“ASUs”) that may be relevant to the Company’s operations and financial reporting. We are currently evaluating the potential impact of these ASUs and adopting them when applicable based on their effective dates.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ASU 2023-09, which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. The Company has adopted this ASU 2023-09 on our consolidated financial statements and disclosures for the annual period ending April 30, 2026 on a prospective basis.

In November 2024, the FASB issued ASU No. 2024-3, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ASU 2025-05. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after March 17, 2026, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 6, 2026, Terence J. Cryan, then Chairman of the Board, terminated his Rule 10b5-1 trading arrangement which had been adopted as of October 15, 2025.

No other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 30, 2026.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company had an entity level material weakness in the application of the COSO framework which led to the following material weaknesses:

●	The Company did not design and maintain effective controls over the identification, evaluation, valuation and accounting for complex and/or non-routine transactions, including transactions related to revenue recognition and convertible debt agreements. Specifically, the Company did not design and maintain effective controls to ensure that complex and/or non-routine transactions were appropriately identified, evaluated, valued and accounted for in accordance with generally accepted accounting principles in the United States.

●	The Company did not design and maintain effective controls over the completeness and accuracy of key data elements and system-generated reports derived from our inventory management system used in financial reporting. Specifically, the Company did not design and maintain effective controls related to inventory movements to validate inventory aging, and consequently, there were insufficient controls over the completeness and accuracy of key data elements used in evaluating the appropriateness of the valuation of inventory.

When the deficiencies identified within each of the above areas are considered in the aggregate, these deficiencies rise to the level of material weaknesses. These material weaknesses did not result in a material misstatement to our annual or interim financial statements. As the business grows, new processes and procedures will need to be implemented. We are continuing our remediation plan and are in the process of implementing measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to our material weaknesses. This includes, among other things, reviewing the need for additional resources as well as ensuring personnel possess or obtain appropriate expertise to perform specific reviews of technical areas, and designing and implementing improved processes.

Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Form 10-K fairly present, in all material respects, our balance sheets, statements of operations, statements of changes in stockholders’ equity (deficit) and statements of cash flows as of and for the periods presented.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

We are committed to establishing and maintaining a strong internal control environment. We will continue to assess the effectiveness of our internal control over financial reporting and implement measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible. In light of the identified material weaknesses in internal control over financial reporting, management intends to enhance its controls period-end close processes, including identification of complex, non-routine transactions. These enhancements will include strengthening review procedures, increasing the level of precision applied in account analyses, and ensuring timely preparation and review of technical accounting memorandums by experienced members of the accounting team, including senior leadership.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board is currently composed of five highly qualified and experienced directors, three of whom are independent. All of the directors bring to our Board of Directors executive leadership experience from their service as executives and/or directors of our Company and/or other entities. Collectively, our directors possess a broad and diverse set of skills and experiences, including in the energy, maritime, marine data acquisition and government sectors as well as the areas of engineering design, manufacturing, operations, government contracting and procurement, information technology, cybersecurity, environment and sustainability, finance, governance, mergers and acquisitions, capital markets, capital allocation, capital structure, risk management, and strategic planning. On July 20, 2026, Terence J. Cryan notified our Board of Directors of his decision to retire from our Board of Directors, effective immediately. The Board and the Company are grateful for Mr. Cryan’s dedication and contributions to the Company during his 14 year tenure as Chairman of the Board and a director.

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

Name	Age	Position(s) with the Company	Served as Director From
Joseph A. “Digger” DiGuardo, Jr.	58	Acting Chairman of the Board	2026
Philipp Stratmann	47	President, Chief Executive Officer, and Director	2021
Clyde W. Hewlett	71	Independent Director	2020
Corliss J. Montesi	62	Independent Director	2026
Jim Thompson	71	Independent Director	2026

Joseph A. “Digger” DiGuardo, Jr. has been a member of our Board of Directors and Acting Chairman since July 2026. Mr. DiGuardo is a highly accomplished senior executive leader with over three decades of distinguished service in national security, counterterrorism, and counter-proliferation. As a retired Rear Admiral in the U.S. Navy, Mr. DiGuardo culminated his military career leading the Navy Expeditionary Combat Command (NECC), overseeing 20,000 active and reserve personnel and a budget of $2.1B annually. His leadership spanned complex, high-risk operations, including special operations to Counter Weapons of Mass Destruction (CWMD) mission, Counter Terrorism, Navy Expeditionary Operations and Fleet support worldwide. Prior to that he was the Director, U.S. Special Operations Command (USSOCOM J10) Countering Weapons of Mass Destruction (CWMD) Directorate and the DoD CWMD Coordinating Authority with responsibility to plan, assess, and recommend global CWMD priorities aligned to National Defense Strategy and coordinate with U.S. Government and Foreign Agencies to disrupt state and non- state proliferation and terrorism.

Currently, Mr. DiGuardo is the Principal of DiggerWorks Consulting, where he advises clients and Boards of Directors on National Security Strategy and Policy, Unmanned Systems, Technology Integration, Counter WMD, Counter Proliferation/Non Proliferation and U.S. Government priorities. He is an Executive Director at the Nevada National Security Sites (NNSS), a National Laboratory under the Department of Energy. He also serves as a Fellow at the American College of National Security Leaders (ACNSL), responding to questions directly from the National Security Council (NSC) and is the Warfare Chair of the Undersea Warfare Academic Group at the Naval Postgraduate School, further contributing to national security thought leadership and academia.

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

Corliss J. Montesi has served as a member of the Board of Directors since January 2026. She brings more than 35 years of experience in accounting, finance, audit, risk management, and corporate governance across leading aerospace, defense, and industrial companies. Ms. Montesi is a certified public accountant (inactive) and qualified financial expert and has held senior leadership positions including Principal Accounting Officer and Chief Audit Executive of L3Harris Technologies, Chief Audit Executive of United Technologies Corporation, and Chief Financial Officer of Sikorsky Aerospace Services, a $2.5 billion business unit. She has more than 24 years of experience serving in finance vice president roles within Fortune 250 companies. In addition, Ms. Montesi has extensive public company governance experience, including more than 15 years advising audit committees on financial reporting, internal controls, enterprise risk management, cybersecurity oversight, and regulatory compliance. She has also led strategic acquisitions, divestitures, post-merger integrations, and large-scale business transformation initiatives. Ms. Montesi holds an M.B.A. in Finance from the University of Bridgeport and a B.S. in Accounting from the University of Connecticut. She is a member of the University of Connecticut School of Business Hall of Fame. The Board believes Ms. Montesi’s extensive financial leadership, accounting expertise, and governance experience qualify her to serve as a director of the Company.

Jim Thompson has served as a member of the Board of Directors since January 2026. He brings more than 20 years of executive leadership experience in the global energy sector, including senior roles with Fortune 500 multinational companies operating across energy, power, and renewable energy markets. Mr. Thompson currently serves as a partner in an executive search firm, where he specializes in recruiting senior executives and board members for companies in the energy and natural resources, infrastructure, manufacturing, transportation and logistics, and renewable and clean technology sectors. Through this work, he has developed extensive insight into leadership development, talent strategy, and corporate governance. Mr. Thompson holds a Bachelor of Engineering in Electrical Engineering from Texas A&M University. The Board believes Mr. Thompson’s extensive experience in the international energy industry, renewable energy markets, executive leadership, and talent management qualifies him to serve as a director of the Company.

Executive Officers

We have two executive officers who are not directors:

Name	Age	Position(s) with the Company
Robert Powers	55	Senior Vice President & Chief Financial Officer
Tracy Pagliara	63	Senior Vice President General Counsel & Corporate Secretary

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

Tracy D. Pagliara was appointed Senior Vice President, General Counsel and Corporate Secretary in January 2025. Prior to joining OPT, he served as President and CEO of Williams Industrial Services Group Inc. (formerly known as Global Power Equipment Group, Inc.), a publicly traded provider of construction and maintenance services to power, energy and industrial customers. He also served as Senior Vice President, Administration (2017-2018) and as General Counsel, Secretary and Vice President, Business Development (2010-2017) at Williams Industrial Group. Prior to joining Williams, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading publicly traded global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment. He also had responsibility for other roles during his tenure with Gardner Denver, including Executive Vice President of Administration, Chief Compliance Officer, and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation and Kellwood Company, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara has a B.S. in Accounting and a J.D. from the University of Illinois. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant.

Audit Committee

At April 30, 2026, the members of our Audit Committee were Corliss J. Montesi, Jim Thompson, and Terence Cryan. Ms. Montesi is the chair of the Audit Committee. The Board of Directors has determined that Ms. Montesi is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee met 5 times in fiscal 2026. Our Board has also determined that all Audit Committee members meet the independence requirements contemplated by 303A.02 of the NYSE American Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that all required reports were filed in a timely manner during the year ended April 30, 2026.

DIRECTOR COMPENSATION

We have structured our Board compensation to have an equity component to align the interests of our directors with the interests of our shareholders. For Board service during fiscal year 2026, the Board of Directors approved, for each non-employee director, an annual base compensation consisting of a cash payment of $70,000 and restricted share units (RSU) representing a value of $75,000. Each non-employee director also receives a per annum supplement ranging from $8,000 to $30,000 in cash for each committee that they belong to or chair and an additional RSU grant based upon committee membership. In addition, the Chairman of the Board annually receives an additional $75,000 in cash. Finally, for fiscal year 2026 each non-employee director received a one-time RSU grant. See the table below for a summary of total cash and equity compensation for fiscal 2026.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and Board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by the Nominating and Corporate Governance Committee of our Board of Directors.

The following table summarizes compensation paid to each of our non-employee directors who served during fiscal year 2026.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Awards (#)	Option Awards ($)	Total ($)
Terence J. Cryan (Former)	$202,000	$181,427	377,973	$—	$383,427
Clyde W. Hewlett	$92,634	$72,571	151,189	$—	$165,205
Corliss J. Montesi	$28,452	$72,571	151,189	$—	$101,023
Jim Thompson	$23,710	$72,571	151,189	$—	$96,281
Diana G. Purcel (Former)	$85,753	$—	—	$—	$85,753
Peter E. Slaiby (Former)	$81,317	$—	—	$—	$81,317

ITEM 11. EXECUTIVE COMPENSATION

Our Compensation Committee is responsible for overseeing the compensation of our named executive officers (NEOs), including the design, review, approval, and implementation of all compensation programs. The goal of the Compensation Committee is to ensure that our compensation practices are aligned with our business strategies and objectives and that the total compensation paid to each of our named executive officers is fair, reasonable, and competitive. During fiscal year 2026 our Company had four NEOs: (1) the President and CEO; (2) the Senior Vice President and CFO, (3) the Secretary and General Counsel, and (4) the Chief Commercial Officer (no longer employed as of June 2025).

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

Stock Ownership and Holding Guidelines Policy

At the recommendation of the Nominating and Corporate Governance Committee, during fiscal 2024, the Board amended its stock ownership and holding guidelines for all NEOs and all independent directors. The guidelines are designed to increase stock ownership over time and thereby align their interests with the interests of shareholders. For the CEO, the guidelines now provide for the achievement of stock ownership of 5 times base salary over a period of 5 years. For the CFO and SVP General Counsel, the guidelines now provide for the achievement of stock ownership of 3 times base salary over a period of 5 years. For the independent directors, the guidelines now provide for the achievement of stock ownership of one times the annual cash retainer for each full year of service over a period of 5 years.

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

	For	Against	Abstain

2025 Annual Meeting	74%	23%	3%

2024 Annual Meeting	86%	12%	3%

2023 Annual Meeting	63%	31%	6%

The Board and Compensation Committee continue to focus on driving NEO performance against specific goals and ensuring that the interests of management and shareholders are aligned properly. Accordingly, as part of our governance processes, we continually review our incentive programs, including equity vehicles that better align with our shareholders, in addition to our governance policies.

LTI Goals

Beginning in January 2022, the Company revised its LTI program under which executive officers, vice presidents, and certain other senior employees received restricted stock units (“RSUs”), while other employees received non-qualified stock options (“NQSOs”). The RSUs were subject to both time-based and performance-based vesting, with performance measured using absolute and relative total shareholder return (“TSR”) metrics. The NQSOs generally vested based on continued service.

Effective January 2024, the Compensation Committee approved a revised LTI program under which employees receive RSUs that combine time-based vesting with performance-based vesting. The performance-based component is tied to the achievement of strategic operational objectives established by the Compensation Committee, including specified operational milestones and contracted bookings goals, and also includes an opportunity to earn a supplemental equity award based on the achievement of positive annual TSR. The Compensation Committee reviews and certifies the achievement of the applicable performance objectives in accordance with the terms of the program.

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

In January 2026 the Company granted RSUs to all employees subject to the following vesting criteria and continued employment on the applicable vesting dates:

i.	One-third of the RSUs shall vest equally over time
ii.	One-sixth of the RSUs shall vest over time based upon achieving and maintaining ISO certification. Progress will be determined by OPT’s Compensation Committee.
iii.	One-sixth of the RSUs shall vest over time based upon the achievement of Executive Reliability Index and progress will be determined by OPT’s Compensation Committee.
iv.	One-third of the RSUs shall vest over time based upon the achievement of cumulative contracted bookings and progress will be determined by OPT’s Compensation Committee.
v.	Bonus: Upon achieving positive TSR for the fiscal years ending January 31, 2026, 2027, and 2028, respectively, an additional 10% of the shares initially awarded on January 16, 2025, will be granted. The assessment will be conducted annually, with shares vesting immediately upon such determination. The cumulative total award is capped at 30% of the shares initially granted.

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

Category	Metric	Measurement	Target Points
Finance	New Bookings	$24M new bookings = 100% of target points.	25
Finance	Revenues	$24M revenues = 100% of target points.	20
Finance	Adjusted* EBITDA	$(7)M = 100% of target points	15
Development	Advanced Autonomy and Resiliency		15
Development	Docking and Charging		10
Safety and Quality	Proactive Measures Implementation		5
	TRIR		10
Total Points			100

Compensation Considerations and Decisions for Fiscal Year 2026/2027

In May and July 2026, the Compensation Committee held meetings to address management’s recommendation for fiscal year 2027 in terms of salary changes and the fiscal year 2026 STI bonus pool. The Compensation Committee assessment included a review of the Company’s scorecard for the fiscal year 2026. The Compensation Committee determined that the overall performance of the Company in terms of meeting the targets for the fiscal year included in the scorecard had resulted in the attainment of 82 points out of a total 100 possible points. Accordingly, based upon the formula noted above, the business portion of the bonus was earned at the rate of 64% of target bonus for the majority of the Company’s eligible employees. A small number of employees received 100% of their target bonus based upon outstanding performance.

Considering the overall performance of the Company for the fiscal year, and particularly the performance reviews of high performing individuals within the staff, the Compensation Committee approved management’s recommendation for the STI pool for the fiscal year, and the STI pool resulted in a total of approximately $1,060,000 in bonus awards across the Company. Non-NEO employees received pay increases averaging approximately 3.5% for fiscal 2027.

In terms of NEOs compensation and STI bonus, the Compensation Committee approved that the NEOs receive 64% of their respective target bonuses for fiscal year 2026, and pay increases of 0% would be granted for fiscal year 20267

STI Goals for Fiscal Year 2027

In its May 2026 meeting, the Compensation Committee also developed objectives for the STI plan for the NEOs for fiscal year 2027. The Compensation Committee established objectives across two main categories; financial performance and safety and quality performance as reflected in the following table. Management also identified specific measurement criteria which was approved by the Compensation Committee.

Category	Metric	Measurement	Target Points
Finance	New Bookings	$35M new bookings = 100% of target points.	25
Finance	Revenues	$18M revenues = 100% of target points.	20
Development	Docking and charging available for sale		20
Development	Propulsion and Endurance enhancements
Development	Buoy Battery and Power System
Operations	MRE 22 available for sale		20
Operations	Manufacturing Scalability
Operations	Diverless Mooring System
Safety and Quality	Proactive Measures Implementation		5
	TRIR		10
Total Points			100

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid by us during the fiscal years ended April 30, 2026, and 2025 to our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)

Philipp Stratmann	2026	$385,491	$144,615	$1,508,727	$—	$17,325	$2,056,158
President and Chief Executive Officer	2025	$374,291	$125,753	$5,437,530	$—	$16,831	$5,954,405

Robert Powers	2026	$311,820	$77,985	$800,180	$—	$18,685	$1,208,670
Senior Vice President and Chief Financial Officer	2025	$306,551	$67,813	$2,409,089	$—	$18,153	$2,801,606

Tracy Pagliara	2026	$300,000	$75,000	$850,340	—	$3,923	$1,229,263
Senior Vice President, General Counsel, & Corporate Secretary	2025	$86,539	$33,750	$2,611,106	—	$—	$2,731,395

(1) Salary represents actual salary earned during each fiscal year. The amounts in this column may be different from the amounts listed below under description of employment agreements due to increases in salary levels and mid-year hire dates.

(2) This amount represents bonuses earned by the named executive officers for fiscal years 2026 and 2025. For fiscal year 2026 and 2025 the Compensation Committee awarded bonuses in accordance with performance results.

(3) The amounts in the “Stock Awards” column are subject to the vesting criteria described above and reflect the aggregate grant date fair value of restricted stock units granted during the year computed in accordance with the provisions of ASC No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 11 to the financial statements.

(4) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the year computed in accordance with the provisions of Accounting Standards Codification (ASC) No. 718, “Compensation- Stock Compensation.” The assumptions used in calculating these amounts are incorporated by reference to Note 11 to the financial statements.

(5) All amounts in fiscal 2026 and 2025 were related to the Company’s matching contributions to the 401(K) Plan.

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

Robert Powers - Senior Vice President and Chief Financial Officer

Effective December 13, 2021, in connection with his appointment as Senior Vice President and Chief Financial Officer, Mr. Powers entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement, Mr. Powers is eligible for an annual, discretionary, performance-based bonus targeted at 50% of base salary on such terms and conditions as may be determined by the Board or its Compensation Committee, and is eligible to receive long-term incentive equity-based awards, pursuant to the 2015 Plan, subject to such terms and conditions as may be determined by the Board or its Compensation Committee. Mr. Powers will receive an annual base salary of $311,941 for fiscal 2026.

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

We do not include employment agreement information for Mr. Burdyny as he is not currently employed by the Company.

2026 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of April 30, 2026:

	Option Awards					Stock Awards
Name and Principal Position	Numbers of Shares Underlying Unexercised Options (#) Exercisable	Numbers of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Philipp Stratmann	9,333	—	$2.93	1/14/2031	(1)
President and Chief Executive Officer						7,369,616	(2)	$2,662,642

Robert Powers	—	—	—	—		3,568,469	(3)	$1,289,288
Senior Vice President and Chief Financial Officer

Tracy Pagliara	—	—	—	—		3,539,599	(4)	$1,278,857
Senior Vice President, General Counsel, & Corporate Secretary

(1) Represents stock options granted January 14, 2021 relating to an aggregate of 9,333 shares which vest over a two-year period based on service requirements.

(2) Represents restricted stock units, with market based conditions, (A) granted on February 1, 2024 relating to an aggregate 300,483 shares which vest over a three-year period when certain market price and performance targets are met, (B) granted on January 16, 2025 relating to an aggregate 3,925,951 shares which vest over a three-year period when certain market price and performance targets are met, and (C) granted on January 31, 2026 relating to an aggregate 3,143,182 shares which vest over a three-year period when certain market price and performance targets are met.

(3) Represents restricted stock units, with market based conditions, (A) granted on February 1, 2024 relating to an aggregate 162,040 shares which vest over a three-year period when certain market price and performance targets are met, (B) granted on January 16, 2025 relating to an aggregate 1,739,387 shares which vest over a three-year period when certain market price and performance targets are met, and (C) granted on January 31, 2026 relating to an aggregate 1,667,042 shares which vest over a three-year period when certain market price and performance targets are met.

(4) Represents restricted stock units, with market based conditions, (A) granted on December 1, 2025 relating to an aggregate 37,500 shares which vest over a three-year period when certain market price and performance targets are met, (B) granted on January 16, 2025 relating to an aggregate 1,885,245 shares which vest over a three-year period when certain market price and performance targets are met, and (C) granted on January 31, 2026 relating to an aggregate 1,616,854 shares which vest over a three-year period when certain market price and performance targets are met.

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

Termination by Company for Cause; Termination by Executive without Good Reason. Neither Messrs. Stratmann Pagliara nor Powers are entitled to any benefits in the event of a termination by the Company for cause or by the executive without good reason.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 18, 2026, by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each executive officer (c) each director, and (d) all executive officers and directors as a group.

The percentage of common stock beneficially owned is based on 270,138,823 shares of our common stock outstanding as of August 18, 2026. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of August 18, 2026 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by such person, subject to community property laws, where applicable. The street address of each beneficial owner shown in the table below is c/o Ocean Power Technologies, Inc., 28 Engelhard Drive, Suite B, Monroe Township, NJ 08831.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Philipp Stratmann (1)	1,392,036	*
Joseph A. DiGuardo, Jr.	87,209	*
Clyde W. Hewlett (2)	981,886	*
Corliss J. Montesi	—	*
Jim Thompson	—	*
Robert Powers (3)	628,163	*
Tracy Pagliara (4)	443,764	*

All director and executive officers as a group (7 individuals)	3,553,058	1.3%

* Represents a beneficial ownership of less than one percent of our outstanding common stock

(1) Beneficial ownership includes 1,382,703 shares of our Common Stock, and 9,333 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 18, 2026.

(2) Beneficial ownership includes 962,757 shares of our Common Stock,, and 19,129 shares issuable upon the exercise of options that are currently exercisable or exercisable within sixty days of August 18, 2026.

(3) Beneficial ownership includes 628,163 shares of our Common Stock as of August 18, 2026.

(4) Beneficial ownership includes 443,764 shares of Common Stock as of August 18, 2026.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The Audit Committee, on and effective as of August 19, 2024, appointed Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended April 30, 2026.

Effective June 2, 2025, Moss Adams LLP, our independent registered public accounting firm for the fiscal year ended April 30, 2026, completed its merger with Baker Tilly US, LLP (“Baker Tilly”). As a result of this transaction, Baker Tilly succeeded the audit practice of Moss Adams, and the professionals responsible for our fiscal year 2025 audit have become part of Baker Tilly. In accordance with the rules of the Public Company Accounting Oversight Board (PCAOB) and the SEC, Baker Tilly is deemed to be our successor independent registered public accounting firm. Baker Tilly’s PCAOB firm ID is 23.

The audit committee of our board of directors was informed of the pending merger and concurred that Baker Tilly, as the legal successor to Moss Adams, may continue to serve as our independent registered public accounting firm without the need for re-engagement or a new audit committee approval, in accordance with SEC and PCAOB guidance on firm succession.

The following table summarizes the fees of Baker Tilly billed to us for each of the last two fiscal years.

	Fiscal Year 2026	Fiscal Year 2025

Audit Fees (1)	$408,165	$350,625
Audit-Related Fees	—	—
Tax Fees (2)	22,324	—
All Other Fees	—	—

Total Fees	$430,489	$350,625

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

All audit services and all non-audit services in fiscal years 2026 and 2025 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: See Index to Consolidated Financial Statements on page F-1.

(3) Exhibits: See Exhibit Index on pages 59 to 61.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN POWER TECHNOLOGIES, INC.

Date: August 19, 2026
/s/ Philipp Stratmann
	By:	Philipp Stratmann
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Philipp Stratmann	President, Chief Executive Officer and Director	August 19, 2026
Philipp Stratmann	(Principal Executive Officer)

/s/ Robert Powers	Senior Vice President and Chief Financial Officer	August 19, 2026
Robert Powers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph A. DiGuardo, Jr.	Acting Chairman of the Board and Director	August 19, 2026
Joseph A. DiGuardo Jr.

/s/ Clyde W. Hewlett	Director	August 19, 2026
Clyde W. Hewlett

/s/ Corliss J. Montesi	Director	August 19, 2026
Corliss J. Montesi

/s/ Jim Thompson	Director	August 19, 2026
Jim Thompson

Exhibits Index

Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed September 14, 2007).
3.2	Certificate of Amendment of Certificate of Incorporation of Ocean Power Technologies, Inc. dated October 27, 2015 (incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015).
3.3	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2016).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019).
3.6	Certificate of Amendment to the Certificate of Incorporation of Ocean Power Technologies, Inc., filed with the Secretary of State of the State of Delaware on August 30, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Ocean Power Technologies, Inc. on August 30, 2024).
3.7	Certificate of Amendment to the Certificate of Incorporation of Ocean Power Technologies, Inc., filed with the Secretary of State of the State of Delaware on April 30, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Ocean Power Technologies, Inc. on May 1, 2025).
3.8	Certificate of Amendment to the Certificate of Incorporation of Ocean Power Technologies, Inc. filed with the Secretary of State of the State of Delaware on January 27, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Ocean Power Technologies, Inc. on January 28, 2026).
3.9	Amended and Restated Certificate of Designations of Series A Participating Preferred Stock of Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Ocean Power Technologies, Inc. with the Securities and Exchange Commission on June 29, 2026).
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 5, 2024).
4.1	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on July 28, 2023).
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on June 8, 2026).
4.3	Description of Company Securities.++
4.4	Amended and Restated Section 382 Tax Benefits Preservation Plan, dated as of June 29, 2026, by and between Ocean Power Technologies, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Ocean Power Technologies, Inc. with the Securities and Exchange Commission on June 29, 2026).
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed on June 8, 2026).
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference from Exhibit A to Proxy Statement filed August 28, 2013).*
10.2	Form of Restricted Stock Agreement Unit (incorporated by reference from Exhibit 10.1 to Form 10-Q filed March 14, 2011).*
10.3	2015 Omnibus Incentive Plan* (incorporated by reference to Annex A to Proxy Statement filed on September 3, 2015).
10.4	Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2018).*
10.5	Form of Restricted Stock Unit Agreement for Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 19, 2018).*
10.6	Contract between Eni S.p.A. and the Company dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018). +
10.7	Contract between Harbour Energy UK Limited and the Company dated June 27, 2018 (incorporated by reference to Exhibit 10.27 to Form 10-K filed with the SEC on July 17, 2018).+
10.8	Amendment to the Employment Agreement of George H. Kirby III (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 18, 2018). *
10.9	Contract between U.S. Navy and the Company dated February 11, 2019 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on March 11, 2019).
10.10	Contract amendment between Harbour Energy UK Limited and the Company dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 25, 2019).+
10.11	Lease Agreement dated March 31, 2017 between Ocean Power Technologies, Inc. and PPH Industrial 28 Engelhard, LLC (incorporated by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on July 22, 2019).
10.12	Supply and Service Contract between the Company and Empresa Electrica Panguipulli S.A. dated September 19, 2019 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2019). +

10.13	Supply and Service Contract between the Company and Enel Green Power Chile LTDA dated September 19, 2019 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on September 23, 2019). +
10.14	Contract amendment between Eni s.P.a. and the Company dated February 28, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 9, 2020).
10.17	Subcontract between Ocean Power Technologies, Inc. and Adams Communication & Engineering Technology Inc. dated effective October 20, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020).
10.18	Stock Purchase Agreement among Ocean Power Technologies, Inc. and the sellers named therein dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).
10.19	Employment Letter between the Company and Robert P. Powers dated effective December 13, 2021* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).
10.20	Fifth Amendment to 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 15, 2021).
10.21	First Amendment to the Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2022).
10.22	Sixth Amendment to the 2015 Omnibus Incentive Plan (incorporated by reference to Annex A to Proxy Statement filed on October 19, 2022).
10.23	Form of Restricted Stock Unit Agreement for Non-Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.24	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.25	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 13, 2023).
10.26	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.27	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.28	Contract for Commercial Items between the Company and the National Oceanic and Atmospheric Administration dated September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2023).
10.29	Sales Agreement between the Company and A.G.P./Alliance Global Partners dated March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024).
10.30	Form of Amended and Restated Common Stock Purchase Agreement, dated as of September 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2024.
10.31	Form of Securities Purchase Agreement, dated as of September 13, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2024).

10.36	Employment Agreement between the Company and Tracy Pagliara dated effective January 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025).
10.37	Second Amendment to Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan dated June 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2025).
10.38	At Market Issuance Sales Agreement, dated August 8, 2025, by and between Ocean Power Technologies, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2025).
10.39	Third Amendment to Ocean Power Technologies, Inc. Employment Inducement Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2026).
10.40	First Amendment to Amended & Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 4, 2025).
10.41	Securities Purchase Agreement dated April 1, 2026 between Ocean Power Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2026).
10.42	Form of Series C-1 Convertible Note dated April 1, 2026 issued by Ocean Power Technologies, Inc. to the holder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2026.
10.43	Form of Securities Purchase Agreement dated June 4, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026).
19.1	Company Insider Trading Policy. ++
21.1	Subsidiaries of the registrant ++
23.1	Consent of Baker Tilly US, LLP. ++
31.1	Certification of Chief Executive Officer ++
31.2	Certification of Chief Financial Officer ++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002** ++
99.1	Compensation Clawback Policy (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2025).
101	The following financial information from Ocean Power Technologies, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2026 and 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets - as of April 30, 2026 and 2024, (ii) Consolidated Statements of Operations - for the years ended April 30, 2026 and 2024, (iii) Consolidated Statements of Comprehensive Loss - for the years ended April 30, 2026 and 2024, (iv) Consolidated Statements of Shareholders’ Equity - for the years ended April 30, 2026 and 2024 (v) Consolidated Statements of Cash Flows - for the years ended April 30, 2026 and 2024, (vi) Notes to Consolidated Financial Statements.***

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

OCEAN POWER TECHNOLOGIES, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ocean Power Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Power Technologies, Inc. (and subsidiaries) (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

As disclosed in Note 2 to the consolidated financial statements, the Company’s accounts for its revenue arrangements in accordance with ASC Topic 606 – Revenue from Contracts with Customer for contracts with customers and ASC Topic 842 – Leases for leasing arrangements. The revenue arrangements often include various combinations of products and services. For contracts with customers, this requires evaluation of whether there is a single performance obligation or multiple performance obligations and for leasing arrangements whether there are non-lease components, requiring allocation between the lease and non-lease elements. A significant portion of the Company’s revenue is generated pursuant to differentiated written contractual arrangements to develop and/or manufacture products and to provide related services. Because of the uniqueness of the terms and conditions in the revenue arrangements, there is significant analysis, and at times significant judgments, that are made by management when evaluating the contracts for proper revenue recognition. Revenue arrangements may also be modified from time to time as the Company delivers products or services to a customer. As disclosed by management, a material weakness existed during the year related to this matter.

We identified revenue recognition pertaining to both contracts with customers and leasing arrangements as a critical audit matter as there are significant judgments exercised by management in determining revenue recognition. Given the high degree of management judgment involved in analyzing the terms and conditions of the Company’s contractual arrangements, the audit effort required to evaluate management’s judgments in determining revenue recognition for the Company’s revenue arrangements was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to revenue arrangements included the following, among other procedures:

●	Evaluated management’s accounting practices, including the reasonableness of management’s judgments and assumptions related to the revenue recognition for its revenue arrangements
●	For a selection of contracts with customers and leasing arrangements, performing the following audit procedures:
●	Obtained customer contract, related invoices, shipping documents, evidence of cash receipt and management revenue recognition analysis for each testing selection, if applicable, to evaluate if relevant contractual terms were appropriately considered by management and conclusions on revenue recognition method were in accordance with the relevant accounting guidance.
●	Utilized personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in evaluating the appropriateness of the Company’s application of relevant accounting guidance for revenue recognition.

Valuation of Inventory – Net Realizable Value

Critical Audit Matter Description

As disclosed in Notes 2 and 4 to the consolidated financial statements, the inventory balance as of December 31, 2025 was $3.19 million. The Company accounts for its inventory at the lower of cost or net realizable value. The Company evaluates the carrying value of its inventories taking into consideration such factors as anticipated usage and inventory age. The Company recorded write-downs of inventory totaling $744,785 during the year ended April 30, 2026. As disclosed by management, a material weakness existed during the year related to this matter.

We identified the Company’s evaluation of the net realizable value of inventory as a critical audit matter. The principal considerations for our determination include (i) the significant judgment by management when developing the provision for excess or obsolete inventories, including determining the anticipated usage and age of inventory items within their inventory management system due to the material weakness identified by management, and (ii) a high degree of auditor judgment, subjectivity, and extent of audit effort in performing procedures to evaluate management’s significant judgements related to anticipated usage and inventory age.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the net realizable value of inventory included the following, among other procedures:

●	Evaluated management’s accounting policies and practices, including the reasonableness of management’s judgments and assumptions related to anticipated usage and age of inventory items to estimate net realizable value.
●	Obtained management’s evaluation of excess and/or obsolete inventory, including specific identification of aged inventory products. Compared the aged inventory product listing to historical usage and held discussions with personnel outside the accounting function to assess the reasonableness of anticipated future usage.
●	Performed procedures to evaluate the reasonableness of the inventory movements during the year including:
●	Compared inventory reports as of April 30, 2026 to April 30, 2025 to identify inventory product that did not change during the year and assessed the reasonableness of anticipated future usage.
●	Utilized support obtained for our inventory price testing selections, evaluated whether the inventory movements were appropriately reflected movement during the year.
●	For a selection items of inventory transferred to property, plant and equipment (leased assets), agreed part numbers of transferred items to engineering drawings of the related asset to verify proper inventory movement and recording as property, plant and equipment.

/s/ Baker Tilly US, LLP

Dallas, Texas

August 19, 2026

We have served as the Company’s auditor since 2024.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	April 30, 2026	April 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,719	$6,715
Restricted cash, short-term	154	—
Accounts receivable, net	587	1,191
Contract assets	590	1,088
Inventory	3,190	4,222
Other current assets	2,648	400
Total current assets	$15,888	$13,616
Property and equipment, net	10,255	3,444
Intangibles, net	3,357	3,490
Right-of-use assets, net	1,886	1,552
Restricted cash, long-term	—	154
Goodwill	8,537	8,537
Total assets	$39,923	$30,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,366	$568
Earn out payable	150	300
Convertible notes payable (Note 13)	10,428	—
Accrued expenses	4,232	1,271
Contract liabilities, current	6,029	—
Right-of-use liabilities, current portion	1,202	1,150
Total current liabilities	$26,407	$3,289
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	837	649
Total liabilities	$27,447	$4,141
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding	$—	$—
Common stock, $0.001 par value; authorized 400,000,000 and 300,000,000 shares, respectively, issued 231,145,998 and 172,050,563 shares, respectively, and outstanding 228,460,085 and 171,263,086 shares, respectively	231	172
Treasury stock, at cost; 2,685,913 and 787,477 shares, respectively	(1,825)	(1,018)
Additional paid-in capital	395,031	359,544
Accumulated deficit	(380,961)	(332,046)
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	12,476	26,652
Total liabilities and shareholders’ equity	$39,923	$30,793

See accompanying notes to consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal year ended April 30,
	2026	2025
Product & service revenue	$3,098	$5,408
Lease revenue	639	453
Total revenue	3,737	5,861
Cost of revenue	9,658	4,201
Gross margin	(5,921)	1,660
Operating expenses	32,442	23,346
Operating loss	$(38,363)	$(21,686)
Interest (expense)/income, net	(2,785)	47
Other expense	(878)	(22)
Change in fair value of financial instrument	(5,690)	(2,956)
Loss on extinguishment of debt	(1,186)	(838)
Foreign exchange loss	(13)	(45)
Loss before income taxes	$(48,915)	$(25,500)
Income tax benefit	—	1,034
Net loss	$(48,915)	$(24,466)
Basic and diluted net loss per share	$(0.25)	$(0.19)
Weighted average shares used to compute basic and diluted net loss per share	194,349,416	126,913,998

See accompanying notes to consolidated financial statements.

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at April 30, 2024	61,352,731	$61	(88,017)	$(369)	$327,276	$(307,579)	$(45)	$19,344
Net loss	—	—	—	—	—	(24,466)	—	(24,466)
Share-based compensation	—	—	—	—	4,603	—	—	4,603
Common stock issued related to bonus and earnout payments	2,864,808	3	—	—	627	—	—	630
Common stock issued upon vesting of restricted stock units	2,964,209	3	—	—	—	—	—	3
Issuance of common stock - At The Market offering, net of issuance costs	67,980,307	68	—	—	17,661	—	—	17,729
Issuance of common stock – Capital Raise, net of issuance costs	21,446,079	22	—	—	2,428	—	—	2,450
Issuance of common stock - Convertible Debt, net of issuance costs	15,442,429	15	—	—	6,949	—	—	6,964
Shares withheld for tax withholdings	—	—	(699,460)	(649)	—	—	—	(649)
Foreign exchange loss	—	—	—	—	—	—	45	45
Balances at April 30, 2025	172,050,563	$172	(787,477)	$(1,018)	$359,544	$(332,046)	$—	$26,652
Net loss	—	—	—	—	—	(48,915)	—	(48,915)
Share-based compensation	—	—	—	—	9,488	—	—	9,488
Common stock issued upon vesting of restricted shares	7,682,091	8	—	—	(8)	—	—	—
Issuance of common stock –At The Market Offering, net of issuance costs	16,887,086	17	—	—	7,575	—	—	7,592
Issuance of common stock - Convertible Debt, net of issuance costs	34,526,258	34	—	—	18,432	—	—	18,466
Shares withheld for tax withholdings	—	—	(1,898,436)	(807)	—	—	—	(807)
Balances, April 30, 2026	231,145,998	$231	(2,685,913)	$(1,825)	$395,031	$(380,961)	$—	$12,476

See accompanying notes to consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(48,915)	$(24,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	—	45
Depreciation of fixed assets	895	771
Amortization of intangible assets	133	132
Amortization of right-of-use assets	942	853
Amortization of debt issuance costs	595	—
Share-based compensation	9,488	4,603
Change in fair value of financial instrument	5,690	2,956
Loss on extinguishment of debt	1,186	838
Loss on disposal of property and equipment	—	111
Non-cash interest settled through share conversions	1,495	—
Impairment of fixed assets	838	—
Credit loss expense	933	100
Inventory net realizable value adjustment	745	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(328)	(395)
Contract assets	498	(1,070)
Inventory	(4,249)	130
Other assets	(2,323)	1,347
Accounts payable	3,799	(2,798)
Accrued expenses	2,961	(515)
Earn out payable	(150)	(200)
Right-of-use liabilities	(1,036)	(773)
Contract liabilities	6,029	(302)
Net cash used in operating activities	$(20,775)	$(18,634)
Cash flows from investing activities:
Purchases of property and equipment	(4,008)	(505)
Net cash used in investing activities	$(4,008)	$(505)
Cash flows from financing activities:
Cash paid for tax withholding related to shares withheld	$(807)	$(649)
Payment of debt issuance costs	(524)	—
Proceeds from convertible notes	26,500	3,173
Payment on convertible notes	(5,974)	—
Proceeds from issuance of common stock - At The Market offering, net of issuance costs	7,592	17,729
Proceeds from issuance of common stock - Capital Raise, net of issuance costs	—	2,450
Net cash provided by financing activities	$26,787	$22,703
Net increase in cash, cash equivalents and restricted cash	$2,004	$3,564
Cash, cash equivalents and restricted cash, beginning of year	6,869	3,305
Cash, cash equivalents and restricted cash, end of year	$8,873	$6,869

Supplemental disclosure of noncash investing and financing activities:
Common stock issued related to bonus and earnout payments	$—	$630
Common stock issued related to conversion of convertible debt	18,432	2,956
Operating right of use asset obtained in exchange for operating lease liability	$1,276	$—

See accompanying notes to the consolidated financial statements

OCEAN POWER TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Background and Liquidity

(a) Background

Ocean Power Technologies, Inc. (“OPT,” “we,” “our,” or “the Company”) is a maritime domain awareness (“MDA”) company specializing in innovative intelligent maritime solutions. These solutions include a variety of “as a service” systems, including DaaS, RaaS, and PaaS. These systems consist of a variety of platforms including the PowerBuoy®, our persistent sensor and power solution, the WAM-V®, our autonomous unmanned surface vehicle, and Merrows™, our user interface and command and control system that integrates multiple sensor feeds using software and hardware and enables AI/ML integration. We design, manufacture, deploy, and operate these systems for defense, security, subsea infrastructure, offshore oil and gas, offshore energy, marine research, and communication markets. We operate primarily through a combination of direct sales and leases, strategic partnerships, and long-term service agreements. Our business model emphasizes capital-light deployments, recurring revenue from service and maintenance contracts, and high-margin technology sales and leases.

We serve a global customer base, including the U.S. and allied defense agencies, offshore energy operators, and commercial interests. The common thread across these markets is the growing need for a persistent, autonomous, and sustainable offshore presence, a need we believe we are uniquely positioned to fulfill.

The Company holds numerous patents and leverages decades of research including control systems, energy storage, and marine integration. Our headquarters and assembly operations are located in New Jersey, and we maintain an additional manufacturing and robotics development facility in Richmond, CA. In addition, the Company maintains an office at the AUVSI headquarters in Washington, D.C., which serves to strengthen our strategic position in the fast-growing uncrewed systems market.

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

(b) Going Concern

During the year ended April 30, 2026, the Company incurred a net loss of approximately $48.9 million and used approximately $20.8 million of cash in operations. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital and credit, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation and deployment risks and integration of acquisitions.

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

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires management of the Company to make several estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, share-based compensation based on the likelihood of meeting performance obligations, over time revenue recognition, valuation consideration related to business combinations, including contingent consideration based on actual and projected revenues, in addition to discount rates and present values, valuation of embedded derivatives, evaluation of net realizable value of inventory, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

(c) Business Combinations

The Company accounts for business combinations in accordance with FASBASC Topic 805 – Business Combinations (“ASC 805”). The Company allocates the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired as well as the liabilities assumed. Acquisition costs are expensed as incurred. Any excess consideration transferred is recorded as goodwill and in instances where the fair value of consideration transferred is less than the estimated fair value of tangible and intangible assets acquired less liabilities assumed, such amounts are recorded as a gain on the bargain purchase.

(d) Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”) for contracts with customers and ASC Topic 842 – Leases (“ASC 842”) for leasing arrangements. In relation to ASC 606, which states that a performance obligation is the unit of account for revenue recognition, the Company assesses the goods or services promised in a contract with a customer and identifies a performance obligation as either: a) a good or service (or a bundle of goods and/or services) that is distinct; or b) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. A contract may contain a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell a promised good or service separately to a customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. When no observable standalone selling price is available, the standalone selling price is generally estimated based upon the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of April 30, 2026 or 2025. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control (e.g., upon shipment, upon delivery, as services are rendered, or upon completion of service), including when performance obligations are satisfied in a bill-and-hold arrangement. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the fiscal year ended April 30, 2026 the Company recognized approximately $2.4 million in revenue related to performance obligations satisfied at a point in time and approximately $0.7 million in revenue related to performance obligations satisfied over time. During the fiscal year ended April 30, 2025 the Company recognized approximately $4.9 million in revenue related to performance obligations satisfied at a point in time and approximately $1.0 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease agreements or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. There is $0.7 million recognized in revenue as of April 30, 2026 related to zero margin agreements. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For the fiscal years ended April 30, 2026 and 2025, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

Certain product sales are made under Ex Works (“EXW”) shipping terms. For these arrangements, the Company’s performance obligation is satisfied, and revenue is recognized at a point in time when the product has been completed, is available for customer pickup at the Company’s designated facility, and control transfers to the customer. Control is considered to transfer when the customer has the present right to direct the use of, and obtain substantially all of the remaining benefits from, the product, including legal title and risk of loss in accordance with the contractual shipping terms. Under EXW arrangements, the customer is responsible for transportation, export and import clearance, freight costs, insurance, and all risks associated with the shipment after pickup. Shipping and handling activities performed by the Company after control transfers, if any, are accounted for as fulfillment activities and do not represent separate performance obligations.

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

As of April 30, 2026, the Company’s remaining performance obligations totaled $1.5 million that are expected to be recognized in the next 12 months.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The below table represents the total revenue recognized under ASC 606 and ASC 842 fiscal years ended April 30, 2026 and 2025:

	Fiscal year ended April 30, 2026			Fiscal year ended April 30, 2025
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$913	$477	$1,390	$4,216	$338	$4,554
Buoy	203	162	365	474	115	589
Services	1,982	—	1,982	718	—	718
Total	$3,098	$639	$3,737	$5,408	$453	$5,861

Region:
North and South America	$994	$226	$1,220	$3,855	$—	$3,855
EMEA	1,380	413	1,793	1,550	338	1,888
Asia and Australia	724	—	724	3	115	118
Total	$3,098	$639	$3,737	$5,408	$453	$5,861

Revenue by geographic region is presented based on the location of the customer’s corporate headquarters (or principal place of business), which management uses to determine the geographic region for financial reporting purposes. Accordingly, the geographic classification of revenue may differ from the ultimate destination of the products delivered or the location where services are performed or equipment is deployed.

(e) Cash and Cash Equivalents, Restricted Cash, Security Agreements and Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account or in short-term investments that are held-to-maturity. The Company had cash and cash equivalents of approximately $8.9 million and $6.9 million as of April 30, 2026 and 2025, respectively.

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

	April 30, 2026	April 30, 2025
	(in thousands)
Cash and cash equivalents	$8,719	$6,715
Restricted cash- short-term	154	—
Restricted cash- long-term	—	154
	$8,873	$6,869

(f) Inventory

In accordance with ASC 330 - Inventory, inventory is stated at the lower of cost or net realizable value applicable to goods on hand. As of April 30, 2026 the Company had an inventory reserve recognized of $745,000 to recognize inventory as the lower of cost or net realizable value. Items remain in inventory until they are shipped to the customer, at which time the costs are transferred on a first in first out basis to cost of revenues, or moved to leased assets as applicable, following the matching principle where costs and revenues are recognized in the same period. The Company has three classes of inventory; raw materials, work in process, and finished goods.

(g) Accounts Receivable

Accounts receivable, net are stated at the net amount expected to be collected. Amounts are usually due between 30 and 90 days after the invoice issuance. The Company is exposed to credit losses primarily on accounts receivable and contract assets related to sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. During the year ended April 30, 2026, the Company increased its allowance for credit losses primarily in connection with two specific customers whose outstanding balance exhibited extended aging and increased collection uncertainty. As a result of this customer-specific evaluation, the allowance for credit losses was approximately $652,000 at April 30, 2026, compared to $100,000 at April 30, 2025. Expected credit losses are written off in the period in which the underlying financial assets are determined to be uncollectible.

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

Description	Estimated useful life

Equipment	5-7 years
Computer equipment & software	3 years
Office furniture & fixtures	3-7 years
Leasehold improvements	Shorter of the estimated useful life or lease term
Leased Power Buoy assets	7 years
Leased WAM-V assets	7 years

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

As of the year ended April 30, 2026 and 2025, the Company had four and three customers, respectively, whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These customers accounted for approximately 62% and 53% of the Company’s total revenue for the respective periods.

As of the year ended April 30, 2026 and 2025, the Company had four and four customers, respectively, whose total receivable balance accounted for at least 10% of the Company’s consolidated receivables. These receivables accounted for approximately 92% and 95% of the Company’s total gross receivables for the respective periods.

In addition, we have fully reserved one receivable balance from one customer that represented 27% of the total gross accounts receivable balance and have partially reserve another receivable balance for a customer with the reserve representing 20% of the total gross accounts receivable balance, recognizing a loss of $648,000 for the fiscal year.

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

In computing diluted net loss per share on the Consolidated Statement of Operations, options to purchase shares of common stock and unvested RSUs issued to employees and non-employee directors, totaling 24,358,852 and 24,929,864 for the years ended April 30, 2026 and 2025, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the periods. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

(l) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2026 and 2025 was approximately $9.5 million and $4.6 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation as they occur.

Additionally, upon vesting of Restricted Stock Units (“RSU”) that were granted to an employee, the employee is given the option to either pay the taxes themselves, or have enough shares of their RSU award withheld by the Company to cover the taxes incurred by the employee. In the event the employee elects to surrender shares to cover the tax obligation on, the Company maintains those shares in the Company’s treasury stock account. Shares held in the Company’s treasury stock account are not available for future RSU grants.

(m) Intangibles, net

Separately identifiable intangible assets acquired in a business combination are recognized apart from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets, including patents, are amortized over the estimated useful life of the asset on a basis that approximates the pattern of economic benefit. The patents, trade name and customer relationship intangibles are being amortized over 20, 12 and 10 years respectively, which is consistent with the estimated pattern of economic benefit of the assets. The trademark is not subject to amortization.

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There was no indication of impairment of intangible assets for the fiscal year ended April 30, 2026.

(n) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. There were no indications of potential impairment of goodwill identified for the year ended April 30, 2026 and 2025. Where the Company uses a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR. Management performed its annual qualitative assessment in the last quarter of fiscal year 2026 and 2025 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2026 and 2025.

(o) Income Taxes

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Management must believe there is at lease a 50% chance of a tax position being sustained for its maximum realizable value for it to be recognized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses, to the extent incurred. Refer to Note 14 for additional disclosure.

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

(p) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive (Income) Loss within Shareholders’ Equity. For the year ended April 30, 2026 and 2025, there were no amounts recorded to other comprehensive (income) loss due to no longer having any foreign subsidiaries as of April 30, 2026 or 2025.

(q) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. Warranty expense incurred to date has not been material.

(r) Product development

Costs related to research and development activities by the Company are expensed as incurred. The Company had approximately $1.7 million and $1.6 million in product development expense for the year ended April 30, 2026 and 2025, respectively.

(s) Recent Accounting Standards

In recent periods, the FASB issued certain ASUs that may be relevant to the Company’s operations and financial reporting. We are currently evaluating the potential impact of these ASUs and adopting them when applicable based on their effective dates.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ASU 2023-09, which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. The Company has adopted this ASU 2023-09 on our consolidated financial statements and disclosures for the annual period ending April 30, 2026 on a prospective basis.

In November 2024, the FASB issued ASU No. 2024-3, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

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

(t) Reclassifications

Certain amounts may have been reclassified to conform to the current period’s presentation related to the segment reporting (Note 16). This reclassification had no impact on the previously reported net loss or comprehensive loss.

(3) Account Receivable, Contract Assets, and Contract Liabilities

Accounts Receivable

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	Fiscal year ended April 30,
	2026	2025	2024
	(in thousands)

Accounts receivable	$587	$1,191	$796
Contract assets	590	1,088	18
Contract liabilities	6,029	—	302

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The decrease in contract assets from year end is primarily a result of being able to contractually bill on active projects for which revenue was recognized in the prior period but was not yet been billed as of the beginning of the period. No impairments to contract assets were incurred during the year ended April 30, 2026 and 2025.

Significant changes in the contract assets balances during the period are as follows:

	Fiscal year ended April 30,
	2026	2025
	(in thousands)

Transferred to receivables from contract assets recognized	$(1,725)	$(768)
Revenue recognized and not billed	1,227	1,838
Net change in contract assets	$(498)	$1,070

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities from year end is primarily due to collecting payments for jobs we cannot contractually recognize revenue on the current year.

Significant changes in the contract liabilities balances during the period are as follows:

	Fiscal year ended April 30,
	2026	2025
	(in thousands)

Revenue recognized	$(1,186)	$(2,107)
Payments collected for which revenue has not been recognized	7,215	1,805
Net change in contract liabilities	$6,029	$(302)

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	April 30, 2026	April 30, 2025
	(in thousands)
Raw Materials	$2,581	$3,586
Work in Process	609	636
Finished Goods	—	—
	$3,190	$4,222

The Company’s raw materials balance represents the majority of the inventory as the Company orders parts in quantity to fill orders. Work in process and finished products typically represent smaller portions of inventory as the Company does not historically hold finished products with the exception of assets transferred to property, plant, and equipment once transitioned to the lease fleet. The Company typically ships finished products as they are completed.

(5) Other Current Assets

Other current assets consist of the following at April 30, 2026 and 2025:

	April 30, 2026	April 30, 2025
	(in thousands)
Prepaid insurance	$282	$80
Prepaid software & licenses	133	68
Prepaid sales & marketing	157	90
Prepaid project costs	421	36
Prepaid inventory materials	1,458	—
Net investment in lease	127	—
Prepaid expenses- other	70	126
	$2,648	$400

The Company recognizes prepaid project costs for when the Company has incurred costs for customer contracts but for which the Company has not yet achieved and delivered related milestones or complete performance obligations under that contract. Prepaid project costs are classified within other current asset based on when management estimates the revenue will be recognized. As of April 30, 2026, the Company has net prepaid project costs of $0.4 million. The amount recorded will be recognized as cost of goods sold if and when the Company achieves and delivers the performance obligations under the terms of the applicable agreement.

(6) Property and Equipment

The components of property and equipment as of April 30, 2026 and 2025 consisted of the following:

	April 30, 2026	April 30, 2025
	(in thousands)
Equipment	$4,465	$1,569
Computer equipment & software	643	620
Office furniture & equipment	427	425
Leasehold improvements	683	683
Leased WAM-V’s	1,807	1,735
Leased Buoys	5,662	949
	13,687	5,981
Less: accumulated depreciation	(3,432)	(2,537)
	$10,255	$3,444

Leased WAM-V’s and buoys represent fixed assets that are associated with underlying operating leases with customers or for customer demonstration as discussed in the revenue recognition section related to ASC 842.

Depreciation expense was approximately $895,000 and $771,000 for years ended April 30, 2026 and 2025, respectively. Of these amount, $0.2 million is related to a buoy that has left our facility but has not been placed into operation as of April 30, 2026. Additionally, the Company recognized an impairment on fixed assets of $0.8 million related to boats that were being used for internal product development and commercial driven operations.

(7) Intangible Assets

The components of intangible assets, net as of April 30, 2026 and 2025 consisted of the following:

	April 30, 2026	April 30, 2025
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
	5,498	5,498
Accumulated amortization	(2,141)	(2,008)
	$3,357	$3,490

Amortization expense was approximately $133,000 and $132,000 for the years ended April 30, 2026 and 2025, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to or impairment of goodwill during the years ended April 30, 2026 and 2025.

(9) Leases

Lessor Information

As of April 30, 2026 and 2025, the Company had four and three WAM-V’s, respectively, and had three and zero buoys, respectfully, leased to customers which have been classified as operating leases per accounting guidance contained within ASC 842. The remaining term on these operating leases is less than 2 years.

Lessee Information

Right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company uses the incremental borrowing rate based on the information available at the effective date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The renewal options have not been included in the lease term as they are not reasonably certain of exercise. The Company’s operating leases consist of leases for office facilities and warehouse space. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term and consists of interest on the lease liability and the amortization of the right of use asset.

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

Variable lease expenses, if any, are recorded as incurred. The operating lease expense in the Consolidated Statement of Operations was $1.2 million and $1.0 million for the fiscal year ended April 30, 2026 and 2025, respectively. The operating lease cash flow payments for the year ended April 30, 2026 and 2025 were $1,284,000 and $994,000, respectively.

The components of lease expense in the Consolidated Statement of Operations for the fiscal year ended April 30, 2026 and 2025 was as follows:

	Fiscal year ended April 30,
	2026	2025
Operating lease cost	$1,189	$1,038
Short-term lease cost	—	32
Total lease cost	$1,189	$1,070

Information related to the Company’s right-of use assets and lease liabilities as of April 30, 2026 is as follows:

April 30, 2026
(in thousands)

Operating lease:
Operating right-of-use assets, net	$1,886

Right-of-use liabilities- current	1,202
Right-of-use liabilities- long-term	837
Total lease liabilities	$2,039

Weighted average remaining lease term- operating leases	1.72 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

April 30, 2026
(in thousands)

2027	$1,317
2028	821
2029	28
2030	—
Thereafter	—
Total future minimum lease payments	2,166
Less imputed interest	(127)
Total	$2,039

(10) Accrued Expenses

Accrued expenses consisted of the following at April 30, 2026 and 2025:

	April 30, 2026	April 30, 2025
	(in thousands)
Employee incentive payments	$632	$759
Accrued salary and benefits	135	417
Accrued project costs	3,273	—
Accrued interest expense	146	—
Other	46	95
	$4,232	$1,271

(11) Share-Based Compensation Plans

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 1,332,036 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. Most recently in January 2026, the shareholders approved an amendment and restatement of the 2015 Plan to, among other things, provide an aggregate increase to the 2015 Plan of 5,000,000 shares resulting in total shares authorized for issuance of 32,282,036 as of April 30, 2026, based on 27,282,036 available before the amendment. The 2015 Plan will now terminate in January 2035, but is subject to earlier termination as provided in the 2015 Plan.

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

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over a period equal to the expected life of the stock option granted. The Company did not grant any stock options during the periods ended April 30, 2026 and 2025, respectively.

A summary of stock options under our Stock Incentive Plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2025	483,342	$2.59	6.3
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(87,163)	$6.92
Outstanding as of April 30, 2026	396,179	$1.83	5.6
Exercisable as of April 30, 2026	396,179	$1.83	5.6

As of April 30, 2026, the total intrinsic value of outstanding and exercisable options was zero. As of April 30, 2026, no options were unvested. The outstanding options had an intrinsic value of zero and a weighted average remaining contractual term of 5.6 years. There was approximately $22,000 and $47,000 of total recognized compensation cost related to stock options during each of the fiscal year ended April 30, 2026 and 2025, respectively. As of April 30, 2026, there was no unrecognized compensation cost related to non-vested stock options granted under the plans.

Performance Stock Options

A summary of performance stock units (“PSUs”) under our Stock Incentive Plans is detailed in the following table.

	Number of Shares	Weighted Average Price per Share
Outstanding at April 30, 2025	—	$—
Granted	150,000	$0.56
Vested and issued	—	$—
Cancelled/forfeited	—	$—
Unvested at April 30, 2026	150,000	$0.56

There was approximately $56,000 and zero of total recognized compensation cost related to PSUs for the years ended April 30, 2026 and 2025, respectively. As of April 30, 2026, there was approximately $29,000 of unrecognized compensation cost remaining related to unvested PSUs. This cost is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units

Compensation expense for RSUs is generally recorded based on the market value on the date of grant and recognized ratably over the associated service and performance period. During the years ended April 30, 2026 and 2025, the Company granted 12,696,574 and 21,079,453 shares, respectively, subject to service-based, performance, and market condition vesting requirements.

A summary of unvested restricted stock units under our stock incentive plans is as follows:

	Number of Shares	Weighted Average Price per Share
Issued and unvested at April 30, 2025	22,461,633	$0.79
Granted	12,696,574	$0.50
Vested and issued	(7,682,091)	0.99
Cancelled/forfeited	(3,663,443)	$0.81
Issued and unvested at April 30, 2026	23,812,673	$0.57

There was approximately $9.5 million and $4.6 million of total recognized compensation cost related to restricted stock units for the years ended April 30, 2026 and 2025, respectively. As of April 30, 2026, there was $8.5 million of unrecognized compensation cost remaining related to unvested restricted stock granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.5 years.

(12) Fair Value Measurements

ASC 820 - Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable input and minimizes the use of unobservable inputs. The following is a description of the three hierarchy levels.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3	Inputs that are unobservable for the asset or liability.

ASC 825 – Financial Instruments (“ASC 825”) allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (the fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

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

The following tables sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (amounts in thousands):

	Derivative Liability	Convertible Notes – Fair Value Option
Derivative liability – May issuance	$699	-
Derivative liability – October issuance	490	-
Change due to fair value adjustment of derivative liability	5,871	-
Change due to conversion of notes and note repayment	(7,060)	-
Convertible note – April issuance	-	10,045
Change due to fair value adjustment of convertible notes	-	383
Convertible note fair value - April 30, 2026	$-	10,428

	Level	April 30, 2026	April 30, 2025
April 2026 Convertible Note	3	$10,428	$—

The derivative liability related to our May 2025 and October 2025 convertible notes (refer to Note 13 for further discussion) was determined using inputs including the Company’s common stock price, the volume-weighted average price of the Company’s common stock upon conversion, and the probability of conversion methodology based on historical experience and the likelihood of attaining certain common stock share price levels. There were no financial instruments that were measured at fair value on a recurring basis as of April 30, 2025. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any hierarchy levels during either of the years ended April 30, 2026 and 2025.

The Company elected the fair value option for the April 2026 convertible note issuances. Management determined that the fair value option would be elected for these convertible notes as they are required to be measured at fair value as part of the determination of the extinguishment of the previously issued convertible notes. At April 30, 2026, the fair value of these convertibles notes was $10.4 million, as compared to the aggregate unpaid principal and premium balance of $11.3 million at that same date. The fair value of the convertible notes, including the conversion option and all embedded features, was determined using a simulation model. Key inputs to the model include the initial conversion price of $0.40 per share, the common stock value as of the issuance date of $0.35, the risk-free rate of 3.68%, and probability of settlement options, and the equity volatility of 150%. The equity volatility was determined using the Company’s historical volatility. Interest expense of approximately $124,000 was recorded during the year ended April 30, 2026. This amount is included within “Interest (expense)/income, net” within the Company’s Consolidated Statements of Operations.

(13) Equity

At-the-Market Offering Agreement

On March 21, 2024, the Company entered into an At-the-Market Offering Agreement with an aggregate offering price of up to $7.0 million (the “2023 ATM Facility”). On August 30, 2024 the aggregate offering price under the 2023 ATM Facility was increased to approximately $16.0 million. It was then reduced to approximately $2.9 million in September 2024 and increased again to approximately $60.0 million in December 2024. A total of 694,949 shares were sold under this agreement during fiscal 2026. The Company received proceeds of approximately $18.0 million under this facility prior to termination of the facility effective August 8, 2025.

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

A total of 16,192,137 shares were sold under the Ladenburg sales agreement during the year ended April 30, 2026 totaling proceeds of $7.4 million. Subsequent to April 30, 2026, through filing, there were an additional 5,693,890 shares were sold under the Ladenburg sales agreement, totaling proceeds of $1.4 million.

Convertible Debt Issuance

In May 2025, the Company issued $10.0 million, along with a 13% premium on the principal amount, in aggregate principal amount of convertible notes with a 24-month maturity to new institutional investors with net proceeds of $9.7 million. The notes are convertible into shares of our common stock under specific terms outlined in the Securities Purchase Agreement and Indenture. In October 2025, we issued and sold to the investors $6.5 million of additional convertible notes. This financing was aimed at providing us with additional liquidity, supporting the commercialization of our systems, and advancing our autonomous maritime solutions. Principal and interest conversions during the year ended April 30, 2026 were approximately $11.9 million.

In April 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company issued and sold senior convertible notes (the “Notes”) in an aggregate principal amount of $10.0 million, along with a 13% premium on the principal amount. The conversion rate related to this agreement is $0.40 per share. Proceeds from these Notes were used to pay off the remaining balances associated with the May and October 2025 convertible notes, respectively. Beginning on the closing date, the Notes are subject to quarterly cash amortization payments through maturity and monthly interest payment calculated on a 4.5% annual rate for the outstanding principal amount at the end of the previous month. Between the premium and annual interest rate, the effective interest rate on this Note is approximately 20%. The agreement also contains a make-whole interest whereby in connection with any conversion, redemption, or other repayment would result in an additional interest amount as if the principal remained outstanding through the maturity date. The Notes rank senior to the Company’s unsecured indebtedness, subject to certain exceptions, and contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, restricted payments, asset transfers, changes in business, and affiliate transactions, including a covenant requirement $2.0 million minimum cash balance to be maintained. The Notes also contain customary events of default. The conversion of these notes into equity may occur at times and under pricing mechanisms that could lead to a substantial number of shares being issued, potentially at prices below prevailing market prices.

Subsequent to April 30, 2026, the Company did not timely file its Annual Report on Form 10-K as required under the reporting covenants of the Notes. As a result, the Company was technically not in compliance with this covenant as of the date of issuance of these consolidated financial statements. No notice of default has been received by the Company from its lenders.

As of April 30, 2026, the Notes could potentially be converted into 28,250,000 shares. These shares are not included in the calculation of earnings per share as the impact of these conversions would be anti-dilutive. The conversions are at the election of the Note holders to be converted in shares but may also be repaid through cash payments.

Absent conversions, the total remaining debt maturity cash payments under the Company’s convertible debt are as follows:

April 30, 2026
(in thousands)

Fiscal year 2027	$6,223
Fiscal year 2028	5,789
Total future minimum debt payments	12,012

(14) Income Taxes

Loss before income taxes for the years ended April 30, 2026 and 2025 consisted of the following components:

	April 30, 2026	April 30, 2025
	(in thousands)
Domestic	$(48,915)	$(25,500)
Foreign	-	-
Total loss before income taxes	$(48,915)	$(25,500)

The income tax benefit for the years ended April 30, 2026 and 2025 consisted of zero and $1.0 million, respectively, from the sale of New Jersey net operating losses and research and development credits.

Tax Rate Reconciliation

The effective income tax rate differed from the percentages computed by applying the U.S. federal income tax rate for the periods ended April 30, 2026 and 2025 to loss before income taxes as a result of the following:

	April 30, 2026
	Amount (in thousands)	Percentage
Computed expected tax benefit	$(10,272)	(21.0)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit (a)	186	0.4%
Expiration of tax credits	513	1.1%
Change in valuation allowance	6,087	12.5%
Non-deductible/non-taxable items:
Stock compensation	757	1.6%
Change in fair value of derivative	1,195	2.5%
Other non-deductible expenses	320	0.7%
Other Adjustments
Deferred true-up	8	—%
Expiration of net operating loss	1,206	2.5%
Income tax (benefit)	—	0.0%

(a)	For the year ended April 30, 2026, state taxes in the following states listed below made up the majority (greater than 50% of the tax effect):

●	New Jersey

As previously disclosed for the years ended April 30, 2025, prior to the adoption of ASU 2023-09, the table below is a reconciliation of the components that caused the Company’s (provision) benefit for income taxes to differ from amounts computed by applying the U.S. federal statutory rate:

April 30, 2025
Computed expected tax benefit	(21.0)%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(3.7)%
Federal research and development tax credits	—%
Foreign rate differential	—%
Other non-deductible expenses	(0.1)%
Proceeds of sale of New Jersey tax benefits	(3.6)%
Expiration of net operating loss due to dissolution of subsidiary	8.8%
Other expiration of net operating loss	6.7%
Increase in valuation allowance	8.3%
Income tax (benefit)	(4.6)%

Significant Components of Deferred Taxes

The tax effects of temporary differences and carry forwards that give rise to the Company’s deferred tax assets and deferred tax liabilities are presented below.

	April 30, 2026	April 30, 2025
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$57,269	$52,496
Foreign net operating loss carryforwards	—	—
State operating loss carryforwards	2,630	1,950
Federal and New Jersey research and development tax credits	4,859	5,553
Stock compensation	993	378
Accrued expenses	769	188
Research and experimentation expenses	1,971	2,259
Other	1,655	337
Net deferred tax assets before valuation allowance	$70,146	$63,161
Valuation allowance	$(69,162)	$(62,192)
Deferred tax assets	$982	$969
Deferred tax liabilities:
Intangibles	$(737)	$(788)
Lease liabilities	(448)	(384)
Net deferred tax liabilities	$(203)	$(203)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2026 and 2025, based upon the level of historical taxable losses, valuation allowances of $69.2 million and $62.2 million, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $7.0 million during the year ended April 30, 2026 and increased $1.9 million during the year ended 2025 respectively, due to continuing net operating losses.

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions. The Company determined there was no material impact to our income tax expense tax rate, due to the full valuation allowance against the net deferred tax asset.

As of April 30, 2026, the Company had net operating loss carryforwards for federal income tax purposes of approximately $272.7 million, of which $128.1 begin to expire in fiscal 2027; $144.7 million of the federal carryforward has no expiration, but the deductibility of such federal net operating losses may be limited to 80% of our taxable income in future years. The Company also had federal research and development tax credit carry forwards of approximately $4.7 million as of April 30, 2026, which begins to expire in 2027. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been an ownership change, as defined. The Company has determined that as a result of multiple ownership changes, as described in Section 382 of the Internal Revenue Code, its ability to utilize these NOL’s and research and development tax credit have been significantly limited.

In addition, as of April 30, 2026, the Company had state net operating loss carry forwards of approximately $33.7 million which begin to expire in 2036, which also may be limited to utilization limitations. Further, as of April 30, 2025, the Company dissolved their UK subsidiary, Ocean Power Technologies Ltd., and thus have written off their outstanding net operating losses. The ability to utilize these carry forwards may also be limited due to ownership changes.

Income Tax Benefit

The Company has sold New Jersey State net operating losses and research development credits under the New Jersey Economic Development Authority Tax Transfer programs, which has resulted in zero and $1.0 million of tax benefit related to the fiscal year ended April 30, 2026 and 2025, respectively, from the sale of New Jersey net operating losses and research and development credits. New Jersey-based technology or biotechnology companies with fewer than 225 US employees may be eligible to sell net operating losses and research and development tax credits to unaffiliated corporations, up to a maximum lifetime benefit of $20.0 million per business.

Uncertain Tax Positions

The Company applies the guidance issued by the FASB for the accounting and reporting of uncertain tax positions. The guidance requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. At April 30, 2026 and 2025, the Company had no other unrecognized tax positions. The Company does not expect any material increase or decrease in its income tax expense in the next fiscal year, related to examinations or uncertain tax positions. Net operating loss and credit carry forwards since inception remain open to examination by taxing authorities and will continue to remain open for a period after utilization.

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

Onerous Contract

The Company has one contract with a customer that has been determined to be an onerous contract, where the expected costs exceed the expected revenue. The total value of this contract is $1.4 million. As of April 30, 2026, total revenue recognized for this contract was $0.5 million, with total costs incurred of $3.6 million. The Company estimates total future costs associated with this contract of $5.6 million, which will be incurred over the next 24 months.

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

	Year Ended April 30, 2026
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenue from external customers	$1,220	$1,793	$724	$3,737
Operating loss	(36,494)	(82)	(1,787)	(38,363)
Right-of-use assets, net	1,886	—	—	1,886
Long-lived assets	10,255	—	—	10,255
Total assets	39,923	—	—	39,923

	Year Ended April 30, 2025
	North & South America	Europe	Asia and Australia	Total
	(in thousands)
Revenue from external customers	$3,855	$1,888	$118	$5,861
Operating (loss) income	(22,835)	467	78	(22,290)
Right-of-use assets, net	1,552	—	—	1,552
Long-lived assets	3,444	—	—	3,444
Total assets	30,793	—	—	30,793

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the years ended April 30, 2026 and 2025:

	Fiscal years ended April 30,
	2026	2025
	(in thousands)
Revenue	$3,737	$5,861
Less:
Cost of sales	9,658	4,201
Product development costs	1,690	1,619
Employee-related costs	8,425	6,939
Professional, consulting and contractor fees	5,584	4,705
General and administrative costs	3,568	2,889
Facilities costs	1,726	1,587
Share-based compensation	9,488	4,603
Depreciation and amortization expense	1,028	904
Other expense, net	891	68
Interest expense/(income), net	2,785	(47)
Credit loss expense	933	100
Change in fair value of derivatives	5,690	2,956
Loss on extinguishment of debt	1,186	838
Income tax benefit	—	(1,034)
Net loss	$(48,915)	$(24,466)

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

The Company matches employee contributions dollar for dollar up to the first 3% and fifty cents on the dollar for each additional 1% up to 9% for a maximum match contribution of 6%. The aggregate employer 401(k) match expense recorded in the Consolidated Statements of Operations for the years ended April 30, 2026 and 2025 was approximately $0.2 million and $0.2 million, respectively.

The Company may also provide for a voluntary contribution to the plan which is approved by the Company’s Board of Directors on an annual basis. All participants immediately vest on the date of distribution.

(18) Revision of Prior Period Financial Statements

During fiscal 2026, the Company identified errors related to the accounting for certain convertible debt conversion transactions that occurred during fiscal 2025. The Company assessed the materiality of these changes in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections are not material to any previously presented consolidated financial statements. The corrections had no impact on the Consolidated Statement of Cash Flows or notes to these consolidated financial statements, for any previously presented interim or annual consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the year ended April 30, 2025 in this Annual Report on Form 10-K.

Materiality Assessment and Reliance

The Company evaluated the errors considering both quantitative and qualitative factors and determined that the effects of the errors were not material, individually or in the aggregate, to any previously issued interim or annual financial statements. However, the Company determined that recording the cumulative effect of correcting the errors as an out-of-period adjustment in the current period would have been material to the Company’s results of operations for the fiscal year ended April 30, 2026. Accordingly, the Company revised the applicable prior period amounts.

A summary of the immaterial corrections to the Company’s previously reported audited consolidated financial statements follows:

Year Ended April 30, 2025

	As Previously Reported	Adjustment	As Revised
Balance Sheet	(in thousands)
Additional paid-in capital	$356,588	$2,956	$359,544

Statement of Operations
Change in fair value of financial instrument	—	$2,956	$2,956

(19) Subsequent Events

Common Stock and Warrant Issuance

In June 2026 the Company entered into a Securities Purchase Agreement with certain institutional accredited investors pursuant to which the Company agreed to issue and sell an aggregate of 25,000,000 shares of its common stock, together with warrants to purchase up to an aggregate of 25,000,000 additional shares of common stock (the “Warrants”). The combined purchase price for each share of common stock and accompanying Warrant was $0.40. The Warrants become exercisable on the six-month anniversary of the date of issuance and have an exercise price of $0.40 per share, subject to customary anti-dilution adjustments. The Warrants expire on the sixth anniversary of the initial exercise date. Of the proceeds, $2.2 million was used to pay down the convertible notes payable that was outstanding as of April 30, 2026.

CPower Acquisition

On July 22, 2026, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Columbia Power Technologies, Inc. (the “Seller”) pursuant to which the Company acquired from the Seller certain of its intellectual property assets. Seller is an ocean power company, tapping the ocean to supply cost-effective, dependable, and predictable energy generation systems for its customers. In consideration for the purchase, the Company issued 10,984,848 shares of its common stock to the Seller with an agreed value of $2,900,000 based on a trailing thirty day VWAP. The Asset Purchase Agreement includes a number of other standard representations, warranties, covenants and indemnification.

