Form 10-Q
period 2026-07-31
Ocean Power Technologies, Inc.
filed 2026-09-14
CIK 1378140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2026

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

As of September 11, 2026, the number of outstanding shares of common stock of the registrant was 9,004,628.

OCEAN POWER TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in $000’s, except share data)

	July 31, 2026	April 30, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,356	$8,719
Restricted cash, short-term	154	154
Accounts receivable, net	1,249	587
Contract assets	269	590
Inventory	4,552	3,190
Other current assets	1,852	2,648
Total current assets	15,432	15,888
Property and equipment, net	9,798	10,255
Intangibles, net	3,324	3,357
Right-of-use assets, net	1,614	1,886
Goodwill	8,537	8,537
Total assets	$38,705	$39,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,726	$4,366
Earn out payable	50	150
Convertible notes payable (Note 13)	8,068	10,428
Warrant liability	3,756	—
Accrued expenses	4,608	4,232
Contract liabilities, current	5,091	6,029
Right-of-use liabilities, current portion	1,228	1,202
Total current liabilities	29,527	26,407
Deferred tax liability	203	203
Right-of-use liabilities, less current portion	522	837
Total liabilities	30,252	27,447
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock, $0.001 par value; authorized 5,000,000 shares, none issued or outstanding; 100,000 designated as Series A	—	—
Common stock, $0.001 par value; authorized 400,000,000 shares, issued 9,094,159 shares and 7,704,867 shares, respectively; outstanding 9,004,628 shares and 7,615,336 shares, respectively	273	231
Treasury stock, at cost; 89,531 and 89,531 shares, respectively	(1,825)	(1,825)
Additional paid-in capital	401,503	395,031
Accumulated deficit	(391,498)	(380,961)
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	8,453	12,476
Total liabilities and shareholders’ equity	$38,705	$39,923

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in $000’s, except per share data)

Unaudited

	Three months ended July 31,
	2026	2025

Product & service revenue	$1,046	$1,115
Lease revenue	657	67
Total revenue	1,703	1,182
Cost of revenues	4,534	1,205
Gross margin	(2,831)	(23)

Operating expenses	12,246	7,055
Operating loss	(15,077)	(7,078)

Interest income/(expense), net	(373)	(310)
Change in fair value of derivative	4,912	—
Foreign exchange loss	1	—
Loss before income taxes	(10,537)	(7,388)
Income tax benefit	—	—
Net loss	(10,537)	(7,388)
Basic and diluted net loss per share	$(1.28)	$(1.28)
Weighted average shares used to compute basic and diluted net loss per common share	8,236,617	5,765,639

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in $000’s, except share data)

Unaudited

	Three months Ended July 31, 2026
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2026	7,704,867	$231	(89,531)	$(1,825)	$395,031	$(380,961)	$—	12,476
Net loss	—	—	—	—	—	(10,537)	—	(10,537)
Share-based compensation	—	—	—	—	1,829	—	—	1,829
Issuance of common stock – At The Market Offering, net of issuance costs	189,796	6	—	—	1,399	—	—	1,405
Issuance of common stock – Asset Acquisition	336,162	11	—	—	1,980	—	—	1,991
Issuance of common stock – Capital Raise, net of issuance costs	833,334	25	—	—	1,264	—	—	1,289
Balances at July 31, 2026	9,094,159	$273	(89,531)	$(1,825)	$401,503	$(391,498)	$—	$8,453

	Three months Ended July 31, 2025
	Common Shares		Treasury Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at May 1, 2025	5,735,019	$172	(26,250)	$(1,018)	$359,544	$(332,046)	$—	$26,652
Net loss	—	—	—	—	—	(7,388)	—	(7,388)
Share-based compensation	—	—	—	—	2,399	—	—	2,399
Issuance of common stock – At The Market Offering, net of issuance costs	23,165	1	—	—	337	—	—	338
Issuance of common stock - Convertible Debt, net of issuance costs	185,558	5	—	—	2,184	—	—	2,189
Balances at July 31, 2025	5,943,742	$178	(26,250)	$(1,018)	$364,464	$(339,434)	$—	$24,190

See accompanying notes to unaudited consolidated financial statements.

Ocean Power Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in $000’s)

Unaudited

	Three months ended July 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(10,537)	$(7,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	286	194
Foreign exchange loss	—	—
Non-cash payment for asset acquisition	1,991	—
Amortization of intangible assets	33	34
Amortization of right of use asset	273	231
Share-based compensation	1,829	2,399
Change in fair value of derivative	(4,912)	—
Loss on disposition of assets	769	—
Changes in operating assets and liabilities:
Accounts receivable	(662)	(1,016)
Contract assets	321	533
Inventory	(1,837)	(643)
Right-of-use asset	—	(66)
Other assets	797	(493)
Accounts payable	2,360	715
Earnout payable	(100)	(50)
Accrued expenses	376	22
Right-of-use liabilities	(289)	(212)
Contract liabilities	(938)	135
Net cash used in operating activities	$(10,240)	$(5,605)
Cash flows from investing activities:
Purchases of property and equipment	(124)	(1,453)
Net cash used in investing activities	$(124)	$(1,453)
Cash flows from financing activities:
Proceeds from convertible notes	—	9,866
Repayment of convertible notes	(2,356)
Proceeds from issuance of common stock – Capital Raise - Warrants, net of issuance costs	9,952	—
Proceeds from issuance of common stock - At The Market offering, net of issuance costs	1,405	$337
Net cash provided by financing activities	$9,001	$10,203
Net increase in cash, cash equivalents and restricted cash	$(1,363)	$3,145
Cash, cash equivalents and restricted cash, beginning of period	$8,873	$6,869
Cash, cash equivalents and restricted cash, end of period	$7,510	$10,014
Supplemental disclosure of noncash investing and financing activities:
Common stock issued related to conversion of convertible debt	$—	$2,060

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

(b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information in accordance with the Securities and Exchange Commission (“SEC”), instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of the results for a full year or for any other interim period. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Annual Report on Form 10-K for the year ended April 30, 2026, as filed with the SEC and elsewhere in subsequent Exchange Act filings, including this Form 10-Q.

(c) Going Concern

During the three months ended July 31, 2026, the Company incurred a net loss of approximately $10.5 million and used cash in operations of approximately $10.2 million. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital and credit, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation and deployment risks and integration of acquisitions.

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

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires management of the Company to make several estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include, among other items, share-based compensation based on the likelihood of meeting performance obligations, over time revenue recognition, valuation consideration related to business combinations, including contingent consideration based on actual and projected revenues, in addition to discount rates and present values, valuation of derivative liabilities, valuation of debt instruments for which the Company has elected the fair value option, evaluation of net realizable value of inventory, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents, Restricted Cash and Security Agreements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company invests excess cash in a money market account or in short-term investments that are held-to-maturity. The Company had cash, cash equivalents, and restricted cash of approximately $7.5 million and $8.9 million as of July 31, 2026 and April 30, 2026, respectively.

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

	July 31, 2026	April 30, 2026
	(in thousands)
Cash and cash equivalents	$7,356	$8,719
Restricted cash, short-term	154	154
Cash, cash equivalents, restricted cash and restricted cash	$7,510	$8,873

(d) Inventory

In accordance with ASC 330 - Inventory, inventory is stated at the lower of cost or net realizable value applicable to goods on hand. As of both July 31, 2026 and April 30, 2026, the Company had an inventory reserve of $745,000 to recognize inventory at the lower of cost or net realizable value. Items remain in inventory until they are shipped to the customer, at which time the costs are transferred on a first in first out basis to cost of revenues, or moved to leased assets as applicable, following the matching principle where costs and revenues are recognized in the same period. The Company has three classes of inventory; raw materials, work in process, and finished goods.

(e) Accounts Receivable, net

Accounts receivable, net are stated at the net amount expected to be collected. Amounts are usually due between 30 and 90 days after the invoice issuance. The Company is exposed to credit losses primarily on accounts receivable and contract assets related to sales to customers. If applicable, an allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions (including geographic and political risk), and the age and status of outstanding receivables. During the three months ended July 31, 2026, the Company did not adjust its allowance for credit losses. The allowance for credit losses was $652,000 at both July 31, 2026 and April 30, 2026. Expected credit losses are written off in the period in which the underlying financial assets are determined to be uncollectible.

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

Description	Estimated depreciable life

Equipment	5-7 years
Computer equipment & software	3 years
Office furniture & fixtures	3-7 years
Leasehold improvements	Shorter of the estimated useful life or lease term
Leased Power Buoy and mooring assets	7 years
Leased WAM-V assets	7 years

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

For each of the three months ended July 31, 2026 and 2025, the Company had three and four customers, respectively, whose revenues accounted for at least 10% of the Company’s consolidated revenues. These revenues accounted for approximately 87% and 89% of the Company’s total revenues for the respective periods.

As of both July 31, 2026 and 2025, the Company had five customers, whose total receivable balance accounted for at least 10% of the Company’s consolidated receivables. These receivables accounted for approximately 93% and 79% of the Company’s total receivables for July 31, 2026 and 2025.

As of July 31, 2026, one commercial customer represented about 14% of our accounts receivable balance. As part of that contract, we granted extended payment terms that are not typical for the Company, which increases our credit exposure. We continue to monitor this receivable closely, and while we have not recorded an allowance because we believe collectability is probable, we acknowledge that these terms carry additional risk if the customer’s financial condition changes. In addition, we have fully reserved one other receivable balance from one customer that represented 20% of the total gross accounts receivable balance, recognizing a loss of $373,000 for the prior fiscal year.

(i) Share-Based Compensation

Costs resulting from all share-based payment transactions are recognized in the consolidated financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended July 31, 2026 and 2025 was approximately $1.8 million and $2.4 million, respectively. The Company’s policy is to account for forfeitures of share-based compensation awards as they occur.

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

The nature of the Company’s contracts may give rise to several types of variable consideration, including unpriced change orders, liquidated damages and penalties. Variable consideration can also arise from modifications to the scope of services. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on the assessment of legal enforceability, performance, and any other information (historical, current, and forecasted) that is reasonably available to us. There was no variable consideration as of July 31, 2026 or 2025. The Company presents shipping and handling costs, that occur after control of the promised goods or services transfer to the customer, as fulfillment costs in costs of goods sold and regular shipping and handling activities charged to operating expenses.

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer, either (1) at a point in time or (2) over time. A good or service is transferred when or as the customer obtains control (e.g., upon shipment, upon delivery, as services are rendered, or upon completion of service), including when performance obligations are satisfied in a bill-and-hold arrangement. The evaluation of whether control of each performance obligation is transferred at a point in time or over time is made at contract inception. Input measures such as costs incurred are utilized to assess progress against specific contractual performance obligations for the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the input method using costs incurred best represents the measure of progress against the performance obligations incorporated within the contractual agreements. If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projections are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material. During the three-month period ended July 31, 2026, the Company recognized approximately $1.0 million in revenue related to performance obligations satisfied at a point in time and less than $0.1 million in revenue related to performance obligations satisfied over time. During the three-month period ended July 31, 2025, the Company recognized approximately $1.0 million in revenue related to performance obligations satisfied at a point in time and approximately $0.2 million in revenue related to performance obligations satisfied over time.

The Company’s contracts are either cost-plus contracts, fixed-price contracts, time and material agreements, lease agreements or service agreements. Under cost plus contracts, customers are billed for actual expenses incurred plus an agreed-upon fee.

The Company has two types of fixed-price contracts, firm fixed-price and cost-sharing. Under firm fixed-price contracts, the Company receives an agreed-upon amount for providing products and services specified in the contract, and a profit or loss is recognized depending on whether actual costs are more or less than the agreed-upon amount. Under cost-sharing contracts, the fixed amount agreed upon with the customer is only intended to fund a portion of the costs on a specific project. Under cost-sharing contracts, an amount corresponding to the revenue is recorded in cost of revenue, resulting in gross profit on these contracts of zero. There is $0.3 million recognized in revenue as of July 31, 2026 related to zero margin agreements. The Company reports its disaggregation of revenue by contract type since this method best represents the Company’s business. For each of the three-month periods ended July 31, 2026 and 2025, the majority of the Company’s contracts were classified as firm fixed-price and the remainder were cost-sharing.

Certain product sales are made under Ex Works (“EXW”) shipping terms. For these arrangements, the Company’s performance obligation is satisfied, and revenue is recognized, at a point in time when the product has been completed, is available for customer pickup at the Company’s designated facility, and control transfers to the customer. Control is considered to transfer when the customer has the present right to direct the use of, and obtain substantially all of the remaining benefits from, the product, including legal title and risk of loss in accordance with the contractual shipping terms. Under EXW arrangements, the customer is responsible for transportation, export and import clearance, freight costs, insurance, and all risks associated with the shipment after pickup. Shipping and handling activities performed by the Company after control transfers, if any, are accounted for as fulfillment activities and do not represent separate performance obligations.

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

As of July 31, 2026, the Company’s remaining performance obligations that are expected to be recognized in the next 12 months totaled $1.1 million Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined that collectability of any portion of the contract value is not probable, an analysis of variable consideration will be performed using either the most likely amount or expected value method to determine the amount of revenue that must be constrained until the scenario causing the variability has been resolved.

The Company has elected to record taxes collected from customers on a net basis and does not include tax amounts in revenue or costs of revenue.

The table below represents the total revenue recognized under ASC 606 and ASC 842 for the three months ended July 31, 2026 and 2025.

	Three months ended July 31, 2026			Three months ended July 31, 2025
	ASC 606	ASC 842	Total	ASC 606	ASC 842	Total
	(in thousands)			(in thousands)
Product Line:
WAM-V	$321	$68	$389	$1,038	$67	$1,105
Buoy	27	589	616	66	—	66
Services	698	—	698	11	—	11
Total	$1,046	$657	$1,703	$1,115	$67	$1,182

Region:
North and South America	$768	$589	$1,357	$134	$—	$134
EMEA	21	68	89	980	67	1,047
Asia and Australia	257	—	257	1	—	1
Total	$1,046	$657	$1,703	$1,115	$67	$1,182

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

(k) Net Loss per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Due to the Company’s net losses, potentially dilutive securities, consisting of options and warrants to purchase shares of common stock, unvested RSUs issued to employees and non-employee directors, and convertible notes were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

In computing diluted net loss per common share on the Consolidated Statement of Operations, options and warrants to purchase shares of common stock, unvested RSUs issued to employees and non-employee directors, and notes convertible into common stock totaling 2,378,061 and 742,838 for the three months ended July 31, 2026 and 2025, respectively, were excluded from each of the computations as the effect would have been anti-dilutive due to the net loss for the periods. Share purchase rights, which include a contingency, are not included in the calculation until the contingency is resolved.

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

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There were no indications of potential impairment of intangible assets for either the three months ended July 31, 2026 or 2025.

(m) Goodwill

Goodwill is assessed for impairment using a qualitative or quantitative approach. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. There were no indications of potential impairment of goodwill identified for the year ended April 30, 2026. There were no indications of potential impairment of goodwill identified for the three months ended July 31, 2026. Where the Company uses a qualitative analysis, it considers factors that include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is also performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate (weighted average cost of capital) based on market data available at the time to determine fair value of the Company. If the fair value is less than the carrying amounts, an impairment charge for the difference is recorded. The Company acquired goodwill as part of its purchase of MAR. Management performed its annual qualitative assessment in the last quarter of fiscal year 2026 and 2025 and determined that it is more likely than not that no goodwill impairment existed as of April 30, 2026 and 2025.

(n) Income Taxes

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Management must believe there is at least a 50% chance of a tax position being sustained for its maximum realizable value for it to be recognized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses, to the extent incurred. Refer to Note 16 for additional disclosure.

In order to monetize their attributes, the Company has historically sold the Net Operating Losses (NOLs) generated in New Jersey. The Company has elected to recognize the gain on the sale as a component of tax expense at the time of the sale. Prior to the time of sale, the Company has elected to not factor the expected sales when assessing the realizability of the related deferred tax assets.

(o) Accumulated Other Comprehensive Loss

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The unrealized gains or losses resulting from such translation are included in Accumulated Other Comprehensive (Income) Loss within Shareholders’ Equity. For each of the three months ended July 31, 2026 and 2025, there were no amounts recorded to other comprehensive (income) loss due to no longer having any foreign subsidiaries.

(p) Warranty

The Company does not include a right of return on its products other than rights related to standard warranty provisions that permit repair or replacement of defective goods. Warranty expense incurred to date has not been material.

(q) Product Development

Costs related to product development activities by the Company are expensed as incurred. The Company had approximately $2.7 million and $0.6 million in product development expense for the three months ended July 31, 2026 and 2025, respectively.

(r) Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Additionally, the Company evaluates all freestanding equity-linked instruments to determine if they meet the definition of a derivative. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Freestanding equity-linked instruments that meet the definition of a derivative are also recognized at fair value, with changes in fair value recognized in the statement of operations each period.

(s) Recently Issued Accounting Standards

In recent periods, the FASB issued certain ASUs that may be relevant to the Company’s operations and financial reporting. We are currently evaluating the potential impact of these ASUs and adopting them when applicable based on their effective dates.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring companies to (1) disclose consistent categories and greater disaggregation of information in the effective rate reconciliation and (2) provide information on income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 on May 1, 2026. The adoption of this standard did not have an impact on the Company’s interim consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-3, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted ASU 2025-05 on May 1, 2026 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

(3) Accounts Receivable, Contract Assets and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, contract assets and contract liabilities from contracts with customers:

	July 31, 2026	April 30, 2026	April 30, 2025
	(in thousands)
Accounts receivable	$1,249	$587	$1,191
Contract assets	$269	$590	$1,088
Contract liabilities	$5,091	$6,029	$—

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditional on completing additional tasks or services for a performance obligation. The decrease in contract assets from year end is primarily a result of being able to contractually bill on active projects for which revenue was recognized in the prior period but was not yet been billed as of the beginning of the period. No impairments to contract assets were incurred during the three months ended July 31, 2026 and 2025.

Significant changes in the contract assets balances during the period were as follows:

	Three months ended July 31, 2026	Three months ended July 31, 2025
	(in thousands)
Transferred to receivables from contract assets recognized	$(475)	$(644)
Revenue recognized and not billed	154	111
Net change in contract assets	$(321)	$(533)

Contract Liabilities

Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The increase in contract liabilities from year end is primarily due to collecting payments for jobs we cannot contractually recognize revenue on the current year.

Significant changes in the contract liabilities balances during the period are as follows:

	Three months ended July 31, 2026	Three months ended July 31, 2025
	(in thousands)
Revenue recognized	$(938)	$(115)
Payments billed or collected for which revenue has not been recognized	—	250
Net change in contract liabilities	$(938)	$135

(4) Inventory

The Company holds inventory related to the production of its WAM-V® and PowerBuoy® products.

	July 31, 2026	April 30, 2026
	(in thousands)
Raw Materials	$2,934	$2,581
Work in Process	1,618	609
Finished Products	—	—
Inventory	$4,552	$3,190

The Company’s raw materials balance represents the majority of the inventory as the Company orders parts in quantity to fill orders. Work in process is a combination of buoy and boat builds that are for both active projects and for inventory to have ready for potential future projects. The Company typically ships finished products as they are completed.

(5) Other Current Assets

Other current assets consisted of the following at July 31, 2026 and April 30, 2026:

	July 31, 2026	April 30, 2026
	(in thousands)
Prepaid insurance	$—	$282
Prepaid software & licenses	258	133
Prepaid sales & marketing	226	157
Prepaid project costs	163	421
Prepaid inventory materials	985	1,458
Net investment in lease	116	127
Prepaid expenses- other	104	70
	$1,852	$2,648

The Company recognizes prepaid project costs when the Company has incurred costs for customer contracts but for which the Company has not yet achieved and delivered related milestones or complete performance obligations under that contract. Prepaid project costs are classified within other current assets based on when management estimates the revenue will be recognized. As of July 31, 2026, the Company has net prepaid project costs of $0.2 million. The amount recorded will be recognized as cost of goods sold if and when the Company achieves and delivers the performance obligations under the terms of the applicable agreement.

(6) Property and Equipment, net

The components of property and equipment, net as of July 31, 2026 and April 30, 2026 consisted of the following:

	July 31, 2026	April 30, 2026
	(in thousands)
Equipment	$4,539	$4,465
Computer equipment & software	692	643
Office furniture & equipment	427	427
Leasehold improvements	683	683
Leased WAM-V’s	2,066	1,807
Leased Buoys	4,991	5,662
	13,398	13,687
Less: accumulated depreciation	(3,600)	(3,432)
	$9,798	$10,255

Leased WAM-V’s and buoys represent fixed assets that are associated with underlying operating leases with customers as discussed in the revenue recognition section related to ASC 842 or utilized for customer demonstrations. Of gross book amounts, $1.0 million is related to a buoy that has not been placed into operation as of July 31, 2026.

Depreciation expense was approximately $0.3 million and $0.2 million for the three months ended July 31, 2026 and 2025, respectively.

During the three months ended July 31, 2026, the Company recognized a non-cash abandonment loss of approximately $769,000 associated with a deployed mooring system that sank and could not be recovered. The asset had no estimated salvage value and was fully derecognized from property and equipment. The abandonment loss is included in operating expenses in the condensed consolidated statement of operations. No insurance recovery was recognized as of July 31, 2026.

(7) Intangible Assets

The components of intangible assets, net as of July 31, 2026 and April 30, 2026 consisted of the following:

	July 31, 2026	April 30, 2026
	(in thousands)
Patents	$2,729	$2,729
Trademarks	2,769	2,769
	5,498	5,498
Accumulated amortization	(2,174)	(2,141)
	$3,324	$3,357

Amortization expense was approximately $33,000 and $34,000 for the three-month periods ended July 31, 2026 and 2025, respectively.

(8) Goodwill

Goodwill in the amount of $8.5 million was recognized in November 2021 related to the acquisition of MAR. There have been no additions to or impairment of goodwill during the three-month periods ended July 31, 2026 and 2025.

(9) Leases

Lessor Information

As of both July 31, 2026 and April 30, 2026, the Company had four WAM-V’s, as of the same dates, and had three and zero buoys, respectively, leased to customers which have been classified as operating leases per accounting guidance contained within ASC 842. The remaining term on these operating leases is less than 1 year.

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

Variable lease expenses, if any, are recorded as incurred. The operating lease expense in the Consolidated Statement of Operations the three months ended July 31, 2026 and 2025 were $312,000 and $267,000, respectively. The operating lease cash flow payments for the three months ended July 31, 2026 and 2025 were $328,000 and $314,000, respectively.

The components of lease expense which are included in our operating expenses in the Consolidated Statement of Operations for the three months ended July 31, 2026 and 2025 were as follows:

	Three months ended July 31,
	2026	2025
	(in thousands)
Operating lease cost	$312	$267
Short-term lease cost	—	—
Total lease cost	$312	$267

Information related to the Company’s right-of use assets and lease liabilities as of July 31, 2026 was as follows:

July 31, 2026
(in thousands)
Operating lease:
Operating right-of-use assets, net	$1,614

Right-of-use liabilities- current	$1,228
Right-of-use liabilities- long term	522
Total lease liabilities	$1,750

Weighted average remaining lease term- operating leases	1.48 years
Weighted average discount rate- operating leases	8.5%

Total remaining lease payments under the Company’s operating leases are as follows:

July 31, 2026
(in thousands)
Remainder of fiscal year 2027	$994
2028	821
2029	28
2030	—
2031	—
thereafter	—
Total future minimum lease payments	$1,843
Less imputed interest	(93)
Total	$1,750

(10) Accrued Expenses

Accrued expenses consisted of the following at July 31, 2026 and April 30, 2026:

	July 31, 2026	April 30, 2026
	(in thousands)
Employee incentive payments	$1,278	$632
Accrued salary and benefits	407	135
Professional fees	86	—
Accrued project costs	2,831	3,273
Accrued interest expense	—	146
Other	6	46
	$4,608	$4,232

(11) Share-Based Compensation

In 2015, upon approval by the Company’s shareholders, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. A total of 44,402 shares were authorized for issuance under the 2015 Omnibus Incentive Plan, including shares available for awards under the 2006 Stock Incentive Plan remaining at the time that plan terminated, or that were subject to awards under the 2006 Stock Incentive Plan that thereafter terminated by reason of expiration, forfeiture, cancellation or otherwise. If any award under the 2006 Stock Incentive Plan or 2015 Plan expires, is cancelled, terminates unexercised or is forfeited, those shares become again available for grant under the 2015 Plan. Most recently in January 2026, the shareholders approved an amendment and restatement of the 2015 Plan to, among other things, provide an aggregate increase to the 2015 Plan of 166,666 shares resulting in total shares authorized for issuance of 1,076,068 as of July 31, 2026 based on 909,402 available before the amendment. The 2015 Plan will now terminate in January 2035, but is subject to earlier termination as provided in the 2015 Plan.

On January 18, 2018, the Company’s Board of Directors adopted the Company’s Employment Inducement Incentive Award Plan (the “2018 Inducement Plan”) pursuant to which the Company reserved 834 shares of common stock for issuance under the Inducement Plan in accordance with Rule 711(a) of the NYSE American Company Guide. On February 9, 2022, the 2018 Inducement Plan was amended to increase the authorized shares by 8,333 to 9,167. On June 3, 2025, the 2018 Inducement Plan was further amended and restated to increase the authorized shares by 23,833 to 33,000. On January 27, 2026, the 2018 Inducement Plan was further amended to increase the authorized shares by 33,334 to 66,334.

Stock Options

The Company estimates the fair value of each stock option award granted with service-based vesting requirements, using the Black-Scholes option pricing model, assuming no dividends, and using weighted average valuation assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant commensurate with the expected life of the award. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment. Expected volatility is based on the Company’s historical volatility over the expected life of the stock option granted. The Company did not grant any stock options during either the three months ended July 31, 2026 and 2025.

A summary of stock options under the stock incentive plans is detailed in the following table.

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding as of April 30, 2026	13,206	$54.90	5.6
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(248)	$133.50
Outstanding as of July 31, 2026	12,958	$53.40	5.4
Exercisable as of July 31, 2026	12,958	$53.40	5.4

As of July 31, 2026, the total intrinsic value of outstanding and exercisable options was approximately zero. As of July 31, 2026, no options were unvested. The outstanding options had an intrinsic value of zero and a weighted average remaining contractual term of 5.4 years. There was approximately zero and $9,000 of total recognized compensation cost related to stock options during the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, there was no unrecognized compensation cost related to unvested stock options granted under the plans.

Performance Stock Units

A summary of performance stock units (“PSUs”) under our Stock Incentive Plans is detailed in the following table.

	Number of Shares	Weighted Average Price per Share
Outstanding at April 30, 2026	5,000	$16.80
Granted	—	$—
Vested and issued	—	$—
Cancelled/forfeited	—	$—
Outstanding at July 31, 2026	5,000	$16.80

There was approximately $10,000 and $8,000 of total recognized compensation cost related to PSUs for the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, there was approximately $18,000 of unrecognized compensation cost remaining related to unvested PSUs. This cost is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Units

Compensation expense for RSUs is generally recorded based on the market value on the date of grant and recognized ratably over the associated service and performance period. During the three months ended July 31, 2026 and 2025, the Company granted approximately 2,167 and 17,367 shares, respectively, that were subject to both service-based and market-based vesting requirements.

A summary of unvested RSU’s under the Stock Incentive Plans is as follows:

	Number of Shares	Weighted Average Price per Share
Outstanding at April 30, 2026	793,756	$17.10
Granted	2,167	$8.70
Vested and issued	—	$—
Cancelled/forfeited	(1,935)	$17.40
Outstanding at July 31, 2026	793,988	$17.10

There was approximately $1.8 million and $2.4 million of total recognized compensation cost related to RSUs for the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, there was approximately $6.7 million of unrecognized compensation cost remaining related to unvested RSUs. This cost is expected to be recognized over a weighted-average period of 0.4 years.

(12) Fair Value Measurements

ASC 820 - Fair Value Measurements states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable input and minimizes the use of unobservable inputs. The following is a description of the three hierarchy levels.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3	Inputs that are unobservable for the asset or liability.

ASC 825 – Financial Instruments allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (the fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

Disclosure of Fair Values

The Company’s financial instruments that are not re-measured at fair value include cash, cash equivalents, restricted cash, accounts receivable, other assets, contract assets and liabilities, deposits, accounts payable, and accrued expenses. The carrying value is equal to their fair value due to the short-term nature of these accounts.

The following tables sets forth the Company’s financial instruments that are measured at fair value on a recurring basis by level within the fair value hierarchy (amounts in thousands):

	Convertible Notes	Warrant Liability
Convertible note fair value - April 30, 2026	$10,428	—
Change due to note repayment	(2,355)	—
Change due to fair value adjustment of convertible notes	(5)	—
Warrant Liability – June Issuance	—	8,663
Change due to fair value adjustment of convertible notes	—	(4,907)
Fair Value - July 31, 2026	$8,068	3,756

	Level	July 31, 2026	April 30, 2026
April 2026 Convertible Note	3	$8,068	$10,428
June 2026 Warrant Liability	3	3,756	—

The Company elected the fair value option for the April 2026 convertible note issuances. Management determined that the fair value option would be elected for these convertible notes as they are required to be measured at fair value as part of the determination of the extinguishment of the previously issued convertible notes. At July 31, 2026, the fair value of these convertibles notes was $8.1 million, as compared to the aggregate unpaid principal and premium balance of $8.6 million at that same date. The fair value of the convertible notes, including the conversion option and all embedded features, was determined using a simulation model. Key inputs to the model include the initial conversion price of $12.00 per share, the common stock value as of the issuance date of $10.50, the risk-free rate of 3.68%, and probability of settlement options, and the equity volatility of 150%. The equity volatility was determined using the Company’s historical volatility. Interest expense of approximately $278,000 was recorded during the three-month period ended July 31, 2026. This amount is included within “Interest (expense)/income, net” within the Company’s Consolidated Statements of Operations.

(13) Equity

At-the-Market Offering Agreement

On August 8, 2025, the Company entered into an At Market Issuance Sales Agreement with Ladenburg Thalmann &Co. Inc. (the “Ladenburg Sales Agreement”), under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $40.0 million. The shares will be offered pursuant to the Company’s shelf registration statement on Form S-3, including the related prospectus supplement filed with the SEC on August 8, 2025.

Sales, if any, will be made in transactions deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, directly on or through the NYSE American or in negotiated transactions as otherwise permitted under the Sales Agreement. The Company is not obligated to sell any shares under the Ladenburg sales agreement and may suspend or terminate the offering at any time.

A total of 189,797 shares were sold under the Ladenburg Sales Agreement during the three-month period ended July 31, 2026 totaling proceeds of $1.4 million. The agreement was terminated effective July 22, 2026.

On July 27, 2026, the Company entered into an at-the-market offering agreement (the “Wainwright Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright acting as sales agent, shares of the Company’s common stock having an aggregate offering price of up to $20.0 million. Sales under the Wainwright Sales Agreement may be made through methods deemed to be “at-the-market offerings,” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the NYSE American or another existing trading market for the Company’s common stock. The Company is not obligated to sell any shares under the Wainwright Sales Agreement. Wainwright is required to use commercially reasonable efforts to sell shares in accordance with the Company’s instructions, subject to the terms and conditions of the Wainwright Sales Agreement. The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from shares sold under the Wainwright Sales Agreement. The shares issuable under the Wainwright Sales Agreement were registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-275843), which was declared effective by the Securities and Exchange Commission on December 12, 2023, and the related prospectus supplement dated July 27, 2026.

Subsequent to July 31, 2026, the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended April 30, 2026 within the extension period provided by Rule 12b-25. As a result, the Company is not currently eligible to use Form S-3 and, as of the date of this Quarterly Report on Form 10-Q, is unable to offer or sell additional shares under the Wainwright Sales Agreement pursuant to the Form S-3 registration statement and related prospectus supplement. The Company’s ability to conduct future sales under an at-the-market offering will be subject to its regaining eligibility to use its shelf registration on Form S-3, the availability of an effective registration statement and satisfaction of the other applicable legal and contractual requirements.

Convertible Debt Issuance

In April 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company issued and sold senior convertible notes (the “Notes”) in an aggregate principal amount of $10.0 million, along with a 13% premium on the principal amount. The conversion rate related to this agreement is $12.00 per share. Proceeds from these Notes were used to pay off the remaining balances associated with the May and October 2025 convertible notes, respectively. Beginning on the closing date, the Notes are subject to quarterly cash amortization payments through maturity and monthly interest payments calculated on a 4.5% annual rate for the outstanding principal amount at the end of the previous month. Between the premium and annual interest rate, the effective interest rate on this Note is approximately 20%. The agreement also contains a make-whole interest whereby in connection with any conversion, redemption, or other repayment would result in an additional interest amount as if the principal remained outstanding through the maturity date. The Notes rank senior to the Company’s other unsecured indebtedness, subject to certain exceptions, and contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, restricted payments, asset transfers, changes in business, and affiliate transactions, including a covenant requirement $2.0 million minimum cash balance to be maintained. The Notes also contain customary events of default. The conversion of these notes into equity may occur at times and under pricing mechanisms that could lead to a substantial number of shares being issued, potentially at prices below prevailing market prices.

The Company did not timely file its Annual Report on Form 10-K as required under the reporting covenants of the Notes, which resulted in the Company not having an ongoing ATM program. As a result, the Company was technically not in compliance with these covenants as of the date of issuance of these consolidated financial statements. No notice of default has been received by the Company from its lenders.

As of July 31, 2026, the Notes could potentially be converted into approximately 733,334 shares. These shares are not included in the calculation of earnings per share as the impact of these conversions would be anti-dilutive. The conversions are at the election of the Note holders to be converted in shares but may also be repaid through cash payments.

Absent conversions, the total remaining debt maturity cash payments under the Company’s convertible debt are as follows:

Schedule of Debt Maturity Cash Payments

July 31, 2026
(in thousands)

Fiscal year 2027	$6,066
Fiscal year 2028	3,844
Total future minimum debt payments	9,910

Common Stock and Warrant Issuance

On June 4, 2026, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors in connection with a registered direct offering. The offering closed on June 8, 2026, at which time the Company issued 833,334 shares of its common stock together with warrants to purchase up to an aggregate of 833,334 additional shares of common stock (the “Warrants”). The combined purchase price for each share of common stock and accompanying Warrant was $12.00.

The Company received gross proceeds of $10.0 million and net proceeds of approximately $9.3 million after placement-agent fees and other offering expenses of approximately $0.7 million. The Company used approximately $0.7 million of the net proceeds to repay principal and other amounts due under its convertible notes payable, with the remaining proceeds available for working capital and other general corporate purposes.

The Warrants have an initial exercise price of $12.00 per share, become exercisable on December 8, 2026, and expire on December 8, 2032. The exercise price and number of shares issuable upon exercise are subject to adjustment for stock splits, stock dividends and similar transactions. The Warrants contain beneficial-ownership limitations and provisions applicable upon a fundamental transaction, including provisions under which holders may be entitled to receive consideration based on the Black-Scholes value of the Warrants. The terms of the agreement stipulate that the Black-Scholes model utilize the greater of a) 100%, b) the 30-day volatility of the Company’s common stock, c) the 100-day volatility of the Company’s common stock, or d) the 365-day volatility of the Company’s common stock. Additionally, the price per share to be used in the Black-Scholes model is to be the greater of the sum of the price per share being offered in cash, if any, plus the value of any non-cash consideration, if any being offered in the fundamental transaction and the highest volume-weighted average price for the Company’s common stock during the period beginning on the trading day immediately preceding the announcement of the fundamental transaction (or the consummation of the fundamental transaction, if earlier) and ending on the trading day of the holder’s request.

The Company evaluated the Warrants in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that the Warrants do not meet all of the requirements for equity classification. Accordingly, the Warrants are accounted for as derivative liabilities. The Warrants were initially recognized at fair value on the issuance date and are subsequently remeasured at fair value at each reporting date. Changes in the fair value of the Warrant liability are recognized in the consolidated statements of operations.

On June 8, 2026, the initial fair value of the Warrants was approximately $8.7 million. The Company allocated an equivalent amount of the gross proceeds to the Warrant liability, with the remaining proceeds allocated to common stock and additional paid-in capital. Offering costs were allocated between the common stock and the Warrant liability based on their relative fair values. Offering costs of less than $0.1 million attributable to the common stock were recorded as a reduction of additional paid-in capital, and offering costs of approximately $0.6 million attributable to the Warrant liability were expensed as incurred.

The Company estimated the fair value of the Warrant liability using a Black-Scholes option-pricing model. The Warrant liability is classified within Level 3 of the fair value hierarchy because the valuation incorporates significant unobservable inputs, principally expected stock-price volatility.

The following table summarizes the assumptions used to estimate the fair value of the Warrants:

	June 8, 2026	July 31, 2026
Common stock price VWAP	$11.70	$5.40
Exercise price	$12.00	$12.00
Expected volatility	120%	121%
Risk-free interest rate	4.27%	4.56%
Expected remaining term	6.5 years	6.3 years
Expected dividend yield	—%	—%
Fair value of Warrant liability	$8,663,000	$3,756,000

For the three months ended July 31, 2026, the Company recognized a gain of approximately $4.9 million resulting from the change in fair value of the Warrant liability.

As of July 31, 2026, all 833,334 Warrants remained outstanding and no Warrants had been exercised. If all Warrants are exercised for cash at the initial exercise price, the Company would receive additional gross proceeds of $10.0 million. However, the Warrants may be exercised on a cashless basis under certain circumstances, and there can be no assurance that any Warrants will be exercised or that the Company will receive any additional cash proceeds.

(14) Acquisition of In-Process Research and Development Assets

On July 22, 2026, the Company entered into and closed an Asset Purchase Agreement with Columbia Power Technologies, Inc. (“C-Power”), pursuant to which the Company acquired certain intellectual property, engineering materials, and developmental work related to a subsurface wave energy converter technology known as “SubWEC”. The Company also obtained a license to certain background intellectual property used in connection with the acquired technology. The acquired technology is intended to support the Company’s development of subsea power capabilities and complement its existing offshore power and autonomous maritime systems.

As consideration for the acquired assets, the Company issued 366,162 restricted shares of its common stock to C-Power. The number of shares issued was determined using a contractually agreed value of $2.9 million and a trailing 30-day volume-weighted average price of approximately $8.10 per share. The Company also paid C-Power $0.1 million in cash as reimbursement of certain expenses.

For accounting purposes, the common stock issued was measured at its acquisition-date fair value rather than the historical volume-weighted average price used to determine the number of shares issued. Based on the quoted market price of the Company’s common stock of $5.40 per share on July 22, 2026, the 366,162 shares had a fair value of approximately $2.0 million on the acquisition date. Including the $0.1 million cash payment and approximately $0.1 million of direct transaction costs, the total accounting cost of the acquisition was approximately $2.2 million.

The difference between the $2.9 million contractual reference value and the acquisition-date fair value of the shares resulted from the use of the trailing 30-day volume-weighted average price to establish the fixed number of shares issued and the subsequent change in the Company’s stock price. No gain or loss was recognized as a result of this difference.

The Company evaluated the acquired set under ASC 805, Business Combinations, and concluded that it did not constitute a business because the acquired set did not include an assembled workforce or a substantive process capable of significantly contributing to the creation of outputs. Accordingly, the transaction was accounted for as an asset acquisition.

As of the acquisition date, the acquired technology remained under development, had not reached technological feasibility and required substantive additional research, engineering, integration and testing before it could be available for its intended commercial use. The Company determined that the acquired in-process research and development assets were specific to the SubWEC development project and had no alternative future use, in other research and development projects or otherwise, at the acquisition date. Accordingly, the Company charged the entire acquisition cost of approximately $2.2 million to research and development expense during the three months ended July 31, 2026. No acquired intangible asset or goodwill was recognized in connection with the transaction.

The 366,162 shares issued as consideration represented noncash consideration that is excluded from the Company’s condensed consolidated statement of cash flows. The shares were recorded as common stock and additional paid-in capital and are included in weighted-average shares outstanding for earnings-per-share purposes beginning on the July 22, 2026 issuance date.

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

Onerous Contract

The Company has one contract with a customer that has been determined to be an onerous contract, which means that the expected costs of the contract are expected to exceed the revenue. The total value of this contract is $1.4 million. As of July 31, 2026, total revenue recognized for this contract was $0.7 million, with total costs incurred of $3.6 million. The Company estimates total future costs associated with this contract of $2.8 million, which will be incurred over the next 24 months.

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

At July 31, 2026, the Company had no uncertain tax positions. The Company does not expect any material increases or decreases in its income tax expense or benefit in the next twelve months, related to examinations or uncertain tax positions. Net operating losses and credit carryforwards since inception remain open to examination by taxing authorities and will continue to remain open for a period of time after utilization.

Tax Preservation Plan

In June 2023, in order to protect the Company’s valuable tax assets related to its net operating losses from being limited or lost under Section 382 of the Internal Revenue Code, the Company adopted a Tax Benefits Preservation Plan (the “Plan”). Pursuant to the Plan, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock of the Company. The dividend was distributed to stockholders of record as of the close of business on July 11, 2023. The Plan substantially diminishes the risk that the Company’s ability to utilize its net operating loss carryovers to reduce potential future federal income tax obligations may become substantially limited. The Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding common stock without approval by potentially subjecting any such person or group to significant dilution. The Plan was approved by shareholders by a non-binding advisory vote at the Company’s Annual Meeting held on February 28, 2024. The Plan was amended and restated on June 29, 2026 to among other things extend the life of the Plan through June 29, 2029.

The Company determined the grant date fair value of the Rights using an option-pricing model. The amount was immaterial to the consolidated financial statements and deemed to be de minimis, and accordingly was not recorded to the financial statements.

(17) Operating Segments and Geographic Information

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the three months ended July 31, 2026 and 2025, respectively:

	Three month ended July 31,
	2026	2025
	(in thousands)
Revenue	$1,703	$1,182
Less:
Cost of sales	4,534	1,205
Product development costs	2,719	136
Employee-related costs	3,046	2,285
Professional, consulting and contractor fees	1,645	977
General and administrative costs	2,225	652
Facilities costs	463	379
Share-based compensation	1,829	2,399
Depreciation and amortization expense	319	227
Other expense, net	(1)	—
Interest (income)/expense, net	373	310
Change in fair value of derivatives	4,912	—
Loss on extinguishment of debt	—	—
Net loss	$(10,537)	$(7,388)

(18) Subsequent Events

Reverse Stock Split

On September 10, 2026, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of the Company’s common stock at a ratio within a specified range, with the exact ratio to be determined by the Board of Directors. On the same date, the Board of Directors approved a reverse stock split at a ratio of one-for-thirty (the “Reverse Stock Split”). The Reverse Stock Split became effective on September 11, 2026 upon the filing and effectiveness of a Certificate of Amendment with the Secretary of State of the State of Delaware, and the Company’s common stock began trading on a split-adjusted basis on the NYSE American on September 14, 2026 under the existing trading symbol “OPTT” but under a new CUSIP number. As a result, every thirty shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders otherwise entitled to receive a fractional share received one whole share of common stock in lieu of the fractional share.

The Reverse Stock Split did not change the number of authorized shares of common stock or the par value of the common stock. Proportionate adjustments were made to the number of shares issuable upon the exercise, vesting or conversion of the Company’s outstanding stock options, restricted stock units, other equity awards, warrants and other convertible securities, including the convertible notes; the applicable exercise and conversion prices; and the number of shares authorized, reserved and available for issuance under the Company’s equity compensation plans. The Reverse Stock Split did not generate any proceeds for the Company. The Reverse Stock Split was intended, among other objectives, to increase the market price per share of the Company’s common stock, support compliance with applicable stock-exchange listing standards, improve the marketability of the common stock and enhance the Company’s ability to pursue financing and potential future exchange-listing opportunities. All common share and per-share amounts presented in these unaudited condensed consolidated financial statements and the related notes, including earnings per share and shares underlying outstanding equity awards, warrants and other convertible securities, including the convertible notes, have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. The number of authorized shares and the par value per share have not been retrospectively adjusted because they were not affected by the Reverse Stock Split.

Pursuant to the terms of that certain Amended and Restated Section 382 Tax Benefits Preservation Plan, dated as of June 29, 2026 (the “Plan”), by and between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent (the “Rights Agent”), the Reverse Stock Split resulted in an automatic, mechanical, and proportional adjustment pursuant to Section 11(o) of the Plan to the purchase price of the preferred stock purchase rights (the “Rights”) associated with each outstanding share of Common Stock.

Effective as of the Effective Time, the initial purchase price of $2.25 per one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”), was multiplied by the Reverse Stock Split ratio factor of one for thirty, resulting in an adjusted purchase price of $67.50 per one one-thousandth of a share of Preferred Stock, subject to further adjustment as provided in the Plan.

Pursuant to Section 11(o) of the Plan:

●	(i) the fraction of a share of Preferred Stock purchasable upon exercise of each Right remains unchanged at one one-thousandth of a share of Preferred Stock per Right; and
●	(ii) the number of Rights associated with each outstanding share of Common Stock remains unchanged at one (1) Right per share.

On September 11, 2026, in accordance with Section 12 of the Plan, the Company delivered to the Rights Agent the required notice setting forth the adjustments to the Purchase Price and the statement of facts and computations accounting for such adjustment. No formal text amendment to the Plan or its underlying exhibits was executed or required in connection therewith.

Chief Executive Officer Transition

On September 14, 2026, Dr. Philipp Stratmann resigned as President and Chief Executive Officer of the Company. The Board of Directors appointed Tracy Pagliara to serve as Acting Chief Executive Officer, effective September 14, 2026. Dr. Stratmann’s resignation was not the result of any disagreement with the Company concerning its operations, policies or practices. In connection with his departure, Dr. Stratmann will be entitled to receive six months of base salary and the balance of his agreed fiscal 2026 bonus. He also will receive continued Company health benefits through September 30, 2026. The resignation and related leadership transition did not result in an adjustment to the Company’s consolidated financial statements as of and for the three months ended July 31, 2026.

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

The forward-looking statements contained in or incorporated by reference are largely based on our expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve several risks and uncertainties that are beyond our control, including:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, and the potential that this affects the demand for, or restricts the use of, our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	our ability to do business with properly qualified customers that have good credit ratings and pay their obligation on a timely basis;
●	the ability to continue as a going concern due to constrained liquidity in its business;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict, the Iran war and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives; and
●	our ability to establish and maintain consistent commercial profit margins.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2026, and in our subsequent reports under the Exchange Act. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this management’s discussion and analysis is set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, pending and threatened litigation and our liquidity, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2026 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. References to a fiscal year in this Form 10-Q refer to the year ended April 30 of that year (e.g., fiscal 2025 refers to the year ended April 30, 2026). References to “we,” “us,” “our,” and “OPT” refer to Ocean Power Technologies, Inc. and its subsidiaries, as applicable.

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

There have been no material changes to the Company’s business description from that disclosed in our Annual Report on Form 10-K for the year ended April 30, 2026, filed with the SEC on August 19, 2026.

Liquidity

During the three months ended July 31, 2026, the Company incurred a net loss of approximately $10.5 million and used cash in operations of approximately $10.2 million. The Company’s future results of operations involve significant risks and uncertainties. Factors that could affect the Company’s future operating results and could cause actual results to vary materially from expectations include, but are not limited to, performance of its products, its ability to market and commercialize its products and new products that it may develop, access to capital, technology development, scalability of technology and production, ability to attract and retain key personnel, concentration of customers and suppliers, pending or threatened litigation and deployment risks and integration of acquisitions.

The Company has incurred recurring operating losses and negative cash flows from operations and expects to continue to incur losses and use cash in operations for the foreseeable future. Based on the Company’s current operating plan, existing cash resources and anticipated cash flows from operations are not expected to be sufficient to fund planned operations and satisfy the Company’s contractual obligations for at least twelve months from the date the accompanying unaudited condensed consolidated financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The report of the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the fiscal year ended April 30, 2026 included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The inclusion of this explanatory paragraph did not represent a modification of the auditor’s opinion on those consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to July 31, 2026, the Company did not file its Annual Report on Form 10-K for the fiscal year ended April 30, 2026 within the extension period provided by Rule 12b-25 under the Securities Exchange Act of 1934. The failure to timely file the Form 10-K constituted an event of default under the Notes (as defined below). As of the date of this Quarterly Report on Form 10-Q, the Company has not obtained a written waiver of the event of default. Although the holders of the Notes have not indicated that they intend to exercise remedies available to them under the Notes, there can be no assurance that they will not do so. Any enforcement action could have a material adverse effect on the Company’s liquidity, financial condition and ability to continue as a going concern.

Management’s plans to address the Company’s liquidity requirements include seeking additional capital through public or private equity or debt financings, pursuing strategic or commercial arrangements, increasing revenue and collections, reducing or delaying expenditures, and seeking to restructure or otherwise modify the Company’s outstanding debt obligations. The Company’s ability to obtain additional financing is subject to numerous risks and uncertainties, including market conditions, the Company’s operating performance, the trading price of its common stock, limitations arising from its outstanding indebtedness, and its ability to satisfy applicable securities-law and stock-exchange requirements. Additional financing may not be available when required or may be available only on terms that are unfavorable to the Company and its stockholders, including financing arrangements that result in substantial dilution to existing stockholders.

Management’s plans have not alleviated the substantial doubt about the Company’s ability to continue as a going concern because those plans are not currently considered probable of being effectively implemented within the applicable assessment period. There can be no assurance that the Company will be successful in implementing any of these plans.

Convertible Notes

In April 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company issued and sold senior convertible notes (the “Notes”) in an aggregate principal amount of $10.0 million, along with a 13% premium on the principal amount. The conversion rate related to this agreement is $12.00 per share. Proceeds from these Notes were used to pay off the remaining balances associated with the May and October 2025 convertible notes, respectively. Beginning on the closing date, the Notes are subject to quarterly cash amortization payments through maturity and monthly interest payment calculated on a 4.5% annual rate for the outstanding principal amount at the end of the previous month. Between the premium and annual interest rate, the effective interest rate on this Note is approximately 20%. The agreement also contains a make-whole interest whereby in connection with any conversion, redemption, or other repayment would result in an additional interest amount as if the principal remained outstanding through the maturity date. The Notes rank senior to the Company’s other unsecured indebtedness, subject to certain exceptions, and contain customary affirmative and negative covenants, including restrictions on indebtedness, liens, restricted payments, asset transfers, changes in business, and affiliate transactions, including a covenant requirement $2.0 million minimum cash balance to be maintained. The Notes also contain customary events of default. The conversion of these notes into equity may occur at times and under pricing mechanisms that could lead to a substantial number of shares being issued, potentially at prices below prevailing market prices.

Backlog

As of July 31, 2026, backlog was $19.1 million, compared to $15.0 million at July 31, 2025. The backlog represents the value of unfulfilled, purchase orders and agreements with commercial and governmental customers. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contract.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended April 30, 2026 other than noted below.

We measure the warrant liability associated with the June 2026 equity issuance (described below) at fair value using a Black-Scholes option-pricing model. The valuation requires the use of assumptions and judgments, including the market price of our common stock, expected stock-price volatility, the risk-free interest rate, the expected remaining term of the warrants and the expected dividend yield. Certain of these assumptions, particularly expected volatility, are not directly observable and may change significantly between reporting periods.

Changes in these assumptions, individually or in combination, could materially affect the estimated fair value of the warrant liability and the amount of the related noncash gain or loss recognized in our results of operations. An increase in the market price or expected volatility of our common stock generally would increase the warrant liability and result in a noncash loss, while a decrease in those assumptions generally would reduce the warrant liability and result in a noncash gain. See Note 13, Common Stock and Warrant Issuance, and Note 12, Fair Value Measurements, to our condensed consolidated financial statements for additional information.

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

In November 2024, the FASB issued ASU No. 2024-3, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating what the potential impact of adopting this ASU 2024-03 could have on our consolidated financial statements and disclosures

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted ASU 2025-05 on May 1, 2026 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

The following table shows the percentage of our revenues by geographical location of our customers for the three months ended July 31, 2026 and 2025.

	Three months ended July 31,
Customer Location*	2026	2025

North America & South America	80%	11%
EMEA	5%	89%
Asia & Australia	15%	<1%
	100%	100%

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

Foreign exchange gain loss

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

Three months ended July 31, 2026 compared to the three months ended July 31, 2025

The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended July 31, 2026 and 2025.

	Three months ended July 31,
	2026	2025

Product & service revenue	$1,046	$1,115
Lease revenue	656	67
Total revenue	1,703	1,182
Cost of revenues	4,534	1,205
Gross margin	(2,831)	(23)

Operating expenses	12,246	7,055
Operating loss	(15,077)	(7,078)

Interest income/(expense), net	(373)	(310)
Change in fair value of derivative	4,912	—
Foreign exchange loss	(1)	—
Loss before income taxes	(10,537)	(7,388)
Income tax benefit	—	—
Net loss	(10,537)	(7,388)

Revenues

Revenues for the three months ended July 31, 2026 increased approximately $0.5 million related primarily to ongoing buoy operations during the current year.

Cost of revenues

Cost of revenues for the three months ended July 31, 2026 increased approximately $3.3 million and is related primarily to the recognition of one-time losses associated with contracts in strategically important markets, including $0.3 million related to revenue and cost of goods sold at no margin to the Company for change orders on existing contract. The expenses and revenues associated with these projects will continue over the next several months.

Operating expenses

Operating expenses for the three months ended July 31, 2026 increased approximately $5.2 million and was primarily the result of the significant increases in product development of $2.6 million, one-time non-cash losses on abandonment of assets and warrant acquisition expense of $1.4 million, and increases in employee-related expenses of $0.8 million.

Product development

Product development expenses increased by $2.6 million to $2.7 million for the three months ended July 31, 2026, compared with $0.1 million for the corresponding prior-year period. The increase was primarily attributable to a charge related to the July 2026 acquisition of in-process research and development assets from Columbia Power Technologies, Inc. The acquired technology had not reached technological feasibility and had no alternative future use and, accordingly, the acquisition-date cost was expensed. Approximately $2.0 of the charge related to common stock issued as consideration and was noncash.

Interest expense

Interest expense for the three months ended July 31, 2026 and 2025 was $373,000 and $310,000, respectively, with the change primarily related to interest expenses associated with the May and October 2025 convertible notes and the April 2026 convertible note.

Change in fair value of derivatives

The warrants issued in the June 2026 registered direct offering are accounted for as derivative liabilities and are measured at fair value at each reporting date. For the three months ended July 31, 2026, we recognized a noncash gain of approximately $4.9 million from the change in fair value of the warrant liability. There was no comparable amount during the corresponding period of the prior year. The change in fair value during the period was primarily attributable to changes in the market price of our common stock and other valuation assumptions. Because the warrant liability is remeasured each reporting period, changes in our stock price and the other valuation assumptions may result in significant noncash gains or losses in future periods. These fair-value adjustments affect our reported results of operations but do not affect our cash flows from operating activities.

Liquidity and Capital Resources

Our cash requirements relate primarily to working capital needed to operate and grow our business including funding operating expenses. We have experienced and continue to experience negative cash flows from operations and net losses. The Company incurred net losses of $10.5 million and $7.4 million for the three months ended July 31, 2026 and 2025, respectively. Refer to “Liquidity Outlook” below for additional information.

On June 8, 2026, we completed a registered direct offering in which we issued 833,334 shares of common stock together with warrants to purchase up to 833,334 additional shares of common stock. The combined purchase price was $12.00 for each share of common stock and accompanying warrant. We received gross proceeds of $10.0 million and net proceeds of approximately $9.3 million after placement-agent fees and other offering expenses. We used a portion of the net proceeds to repay principal and other amounts due under our convertible notes payable. The remaining proceeds have been, and are expected to be, used for working capital and other general corporate purposes.

The offering increased our liquidity during the quarter; however, the net proceeds do not eliminate our need to obtain additional capital to fund our operations and satisfy our obligations. We expect to continue evaluating potential sources of capital, which may include additional public or private equity offerings, debt financings, strategic transactions or other financing arrangements. Our ability to obtain additional financing is subject to market conditions and other factors beyond our control, and there can be no assurance that financing will be available when needed or on acceptable terms. If we are unable to manage this, we may have to consider other options, such as selling assets, raising additional debt or equity capital, filing bankruptcy, or ceasing operations.

The warrants become exercisable on December 8, 2026, at an initial exercise price of $12.00 per share. If all warrants were exercised for cash at the initial exercise price, we would receive additional gross proceeds of $10.0 million. However the decision to exercise the warrants is within the control of the holders. Accordingly, we cannot predict whether or when the warrants will be exercised, and potential proceeds from their exercise should not be considered a committed source of liquidity. We have not assumed the receipt of any warrant exercise proceeds in our assessment of available liquidity.

Net cash provided by financing activities for the three months ended July 31, 2026 included approximately $9.0 million of net proceeds from the offering.

Net cash used in operating activities

During the three months ended July 31, 2026, net cash used in operating activities was $10.2 million, an increase of $4.6 million compared to net cash used in operating activities during the three months ended July 31, 2025 of $5.6 million. This primarily reflects an increase in net loss of $3.1 million, contract assets, contract liabilities, and inventory on hand, partially offset an increase in accounts payable in the current year versus the prior year.

Net cash used in investing activities

Net cash used in investing activities during the three months ended July 31, 2026 was $0.1 million, compared to $1.5 million during the three months ended July 31, 2025, a change of $1.3 million. The net cash used in investing activities during the three months ended July 31, 2026 was due to the purchase of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended July 31, 2026 and July 31, 2025 was $9.0 million and $10.2 million, respectively. The current year activity was driven by the proceeds raised related to the June common stock and warrant offering of $10.0 million and ATM proceeds of $1.4 million, and the prior year activity was related primarily to ATM proceeds of $0.3 million, and $9.9 million in proceeds related to convertible debt issued in May 2025 discussed above under “Liquidity”.

Effect of exchange rates on cash and cash equivalents

There was no material effect of exchange rates on cash and cash equivalents during either the three months ended July 31, 2026 and July 31, 2025.

Liquidity Outlook

Since our inception, the cash flows from customer revenues have not been sufficient to fund our operations and provide the capital resources for our business. As of July 31, 2026, our year-to-date revenues were $1.7 million, our year-to-date net losses were $10.5 million, and our year-to-date net cash used in operating activities was $10.2 million.

We expect to continue to devote substantial resources to expand our sales, marketing and manufacturing programs associated with the continued commercialization of our products. Our future capital requirements will depend on several factors, including but not limited to:

●	our ability to improve, market and commercialize our products, and achieve and sustain profitability;
●	our continued improvement of our proprietary technologies, and expected continued use of cash from operating activities unless or until we achieve positive cash flow from the commercialization of our products and services;
●	changes in current legislation, regulations and economic conditions regarding Federal governmental tariffs, and the potential that this affects the demand for, or restricts the use of, our products and services;
●	our ability to obtain additional funding, as and if needed, which will be subject to several factors, including market conditions, our financial condition and our operating performance;
●	our ability to comply with the covenants and other obligations under our convertible notes;
●	our ability to do business with properly qualified customers that have good credit ratings and pay their obligation on a timely basis;
●	the ability to continue as a going concern due to constrained liquidity in our business;
●	our history of operating losses, which we expect to continue for at least the short-term and possibly longer;
●	our ability to manage challenges and expenses associated with communications and disputes with activist shareholders, including litigation;
●	our ability to manage and mitigate risks associated with our internal cyber security protocols and protection of the data we collect and distribute;
●	our ability to protect our intellectual property portfolio;
●	the impact of potential inflation related to the U.S. dollar on our business, operations, customers, suppliers, manufacturers, and personnel;
●	our ability to meet product enhancement, manufacturing and customer delivery deadlines and the potential impact due to disruptions to our supply chain or our ability to identify vendors that can assist with the prefabrication elements of our products, as a result of, among other things, staff shortages, order delays, and increased pricing from vendors and manufacturers;
●	our forecasts and estimates regarding future expenses, revenue, gross margin, cash flow and capital requirements;
●	our ability to identify and penetrate markets for our products, services, and solutions;
●	our ability to effectively respond to competition in our targeted markets;
●	our ability to establish relationships with our existing and future strategic partners which may not be successful;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	the reliability and continuous improvement of our technology, products and solutions;
●	our ability to increase or more efficiently utilize the synergies available from our product lines:
●	our ability to expand markets across geographic boundaries;
●	our ability to be successful with Federal government work which is complex due to various statutes and regulations applicable to doing business with the Federal government;
●	our ability to be successful doing business internationally which requires strict compliance with applicable statutes and regulations;
●	the current geopolitical world uncertainty, including tariffs, Russia’s invasion of Ukraine, the Israel/Palestine conflict, the Iran War and previous attacks on merchant ships in the Red Sea;
●	the potential impact that new foreign country tariffs may have on our ability (i) to source and procure necessary raw materials for the manufacture and provision of our products and services; and (ii) to deliver our products to such foreign countries;
●	our ability to hire and retain key personnel, including senior management, to achieve our business objectives;
●	our ability to establish and maintain consistent commercial profit margins; and
●	our recurring operating losses, negative cash flows, limited liquidity and unwaived event of default under the Notes raise substantial doubt about our ability to continue as a going concern.

Our business is capital intensive, and through July 31, 2026, we have been funding our business principally through sales of our securities. As of July 31, 2026, our cash and cash equivalents and long-term restricted cash balance was $7.5 million and we expect to fund our business with this amount and, to a lesser extent, with our cash flow generated from operations. Management believes the Company’s current cash and cash equivalents, and short term investments, may not be sufficient to fund its planned expenditures through September 2027.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls based upon the framework presented in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 31, 2026.

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

Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations, statements of changes in stockholders’ equity (deficit) and statements of cash flows as of and for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2026 and set forth below in this Quarterly Report on Form 10-Q. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on August 19, 2026.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 6. EXHIBIT INDEX

3.1		Amended and Restated Certificate of Designations of Series A Participating Preferred Stock of Ocean Power Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 29, 2026).

3.2		Certificate of Amendment to the Certificate of Incorporation of Ocean Power Technologies, Inc. filed with the Secretary of State of the State of Delaware on September 11, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Ocean Power Technologies, Inc. on September 11, 2026).

4.1		Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026).

4.2		Amended and Restated Section 382 Tax Benefits Preservation Plan, dated as of June 29, 2026, by and between Ocean Power Technologies, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on Jun 29, 2026).

10.1		Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026).

10.2		Asset Purchase Agreement between Ocean Power Technologies, Inc. and Columbia Power Technologies, Inc. dated July 22, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2026).

10.3		At The Market Offering Agreement, dated July 27, 2026, by and between Ocean Power Technologies, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from Ocean Power Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – July 31, 2026 (unaudited) and April 30, 2026, (ii) Consolidated Statements of Operations (unaudited) – three months ended July 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Loss (unaudited) –three months ended July 31, 2026 and 2025, (iv) Consolidated Statement of Shareholders’ Equity (unaudited) –three months ended July 31, 2026 and 2025 (v) Consolidated Statements of Cash Flows (unaudited) –three months ended July 31, 2026 and 2025, (vi) Notes to Consolidated Financial Statements.**

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

	*	As provided in Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

	##	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Power Technologies, Inc.

(Registrant)

Date: September 14, 2026		/s/ Tracy Pagliara
	By:	Tracy Pagliara
Acting President and Chief Executive Officer

Date: September 14, 2026		/s/ Robert Powers
	By:	Robert Powers
Senior Vice President and Chief Financial Officer

